Form 10-K405
MIDDLESEX WATER CO
filed 1995-03-29
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For the Fiscal Year ended December 31, 1994                      No. 0-422
                          -----------------                          -----

                            MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)
            New Jersey                                           22-1114430
            ----------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 1500 Ronson Road, Iselin, New Jersey                              08830-3020
 ------------------------------------                              ----------
(Address of principal executive offices)                           (Zip Code)

                                 (908) 634-1500
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each Class                                        on which registered
-------------------                                        ---------------------
        None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par Value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   __X__ .                 NO _________ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 10, 1995 was $67,763,499 based on the closing market price of $16.75 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                  Class                        Outstanding at March 10, 1995
                  -----                        -----------------------------
       Common Stock, No par Value                        4,045,582
       --------------------------                        ---------

                      Documents Incorporated by Reference
                      -----------------------------------
Annual Report to shareholders for fiscal year ended December 31, 1994, pages 10 through 21. Parts II and IV.

                                    PART I

Item 1.      Business

             General

             The Company has operated as a water utility in New Jersey since its organization in 1897 and is in the business of collecting, treating and distributing water for domestic, commercial, industrial and fire protection purposes in the State and, since 1992, in the State of Delaware through its acquisition of Tidewater Utilities, Inc. (Tidewater), as a wholly-owned subsidiary. The Company's system is completely metered, including contract sales, except for fire hydrant service. The rates charged by the Company for water services must be approved by regulatory authorities.

             In October 1994, the Company signed a contract to purchase the assets of a 2,200 customer water utility and a 2,200 customer wastewater utility in Burlington County, New Jersey. The newly acquired systems will be called Pinelands Water Company and Pinelands Sewer Company. Approval is required by the BPU before the Company assumes ownership, which is expected by March 31, 1995. White Marsh Environmental Systems, Inc. (White Marsh), a wholly-owned subsidiary of Tidewater, was formed for the purpose of pursuing nonwater utility activities in Delaware.

             Retail Sales

             The Company provides water services to retail customers primarily in eastern Middlesex County, New Jersey. Water services are now furnished to approximately 53,000 retail customers located in an area of approximately 55 square miles of New Jersey in Woodbridge Township, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey.

             Tidewater provides water services to over 5,000 retail customers for domestic, commercial and fire protection purposes in over 75 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

             Contract Sales

             The Company also provides water on a wholesale basis in New Jersey to the Township of Edison (Edison), the Borough of Highland Park (Highland
Park), Old Bridge Municipal Utilities Authority (Old Bridge), the Borough of Sayreville (Sayreville) and the Marlboro Township Municipal Utilities Authority (Marlboro). Under special contract, the Company also provides water treatment and pumping services to the Township of East Brunswick (East Brunswick). East Brunswick, Old Bridge, Sayreville and Marlboro are within an area designated as the South River Basin Study Area.

             The South River Basin Study Area refers to parts of southern Middlesex and northern Monmouth Counties addressed by a 1980's study conducted by the New Jersey Department of Environmental Protection (DEP). According to that study, ninety-five percent of the area's water supply was derived from groundwater sources that were being overpumped at that time and projected growth of the region would further over stress these groundwater resources. These conditions prompted the DEP to create Water Supply Critical Area No. 1 (Critical
Area) covering portions of Middlesex, Monmouth and Ocean Counties and to promulgate mandatory reductions in groundwater withdrawals within the Critical Area. During the same mid-1980's time period, East Brunswick entered into a special contract with the Company and in 1986 began receiving water treatment and pumping services under that contract.

             In 1986, as part of the State's South River Basin Feasibility Study, the Company outlined to the DEP and other interested parties a plan to construct facilities to ensure potable water supplies into this area through the year 2020. In connection with this project, the Company entered into long-term water supply agreements with Old Bridge, Marlboro and Sayreville, and DEP approved these agreements.

             As an interim measure to address the immediate needs of this region, an agreement was reached between the Company and the City of Perth Amboy for the lease of a large diameter pipeline which extends from the northern shore of the Raritan River to central Old Bridge. This pipeline was rehabilitated, isolated from the Perth Amboy system and connected to the Company's system, and now provides a supply of the Company's water to substantial portions of the Critical Area (Old Bridge, Sayreville and Marlboro).

             The South River Basin Transmission Main was scheduled to be constructed in three stages, designated Sections C, B, and A, to meet the increasing demands of the customers in the Critical Area. Section C, which was connected to Marlboro in 1991, comprises a 6.5 mile main extending the Company's system from the southern end of the Perth Amboy line to Marlboro Township in Monmouth County. The Company completed construction of Section B, a 5 mile extension northwest through Old Bridge to East Brunswick, that was operational in 1993. In 1993, an interconnecting pipeline was constructed by East Brunswick thereby providing for an alternative means of transporting water from the Carl
J. Olsen Water Treatment Plant (CJO Plant) to the South River Basin customers. The Company currently anticipates that Section A will be constructed later this decade, when demands in the region grow, and will directly connect Sections B and C to the Company's CJO Plant in Edison.

             Financial Information

             The Company's consolidated operating revenues and operating income relating to the operating water utilities are as follows:

                                                      (000's)
                                              Years Ended December 31,
                                          ------------------------------
                                           1994        1993       1992
                                           ----        ----       ----
               Operating Revenues        $36,122     $35,479     $30,861
                                          ======      ======      ======
               Operating Income          $ 8,565     $ 8,225     $ 7,248
                                          ======      ======      ======

             Operating revenues were derived from the following sources:

                                              Years Ended December 31,
                                          ------------------------------
                                           1994        1993       1992
                                           ----        ----       ----
               Residential                 39.6%       39.6%      38.0%
               Commercial                  11.9        11.8       11.7
               Industrial                  18.3        18.3       19.6
               Fire Protection             12.1        12.2       12.7
               Contract Sales              17.5        17.6       17.7
               Miscellaneous                0.6         0.5        0.3
                                           ----        ----       ----

                    TOTAL                 100.0%      100.0%     100.0%
                                          ======      ======     ======

             Water Supplies and Contracts

             The Company's water utility plant consists of source of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. The New Jersey and Delaware water supply systems are physically separate and are not interconnected.

             The Company obtains water from both surface and groundwater sources. In 1994, surface sources of water provided approximately 63% of the Company's water supply, groundwater from wells provided approximately 32% and the balance of 5% was purchased from Elizabethtown Water Company (Elizabethtown), a nonaffiliated water utility. The Company's distribution storage facilities are used to supply water at times of peak demand and for outages and emergencies.

             The principal source of surface supply in New Jersey is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day (mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 5 mgd renewed through April 30, 1995. The Company also has an agreement with Elizabethtown, effective through December 31, 1995, which provides for the minimum purchase of 2 mgd of treated water with provisions for additional purchases.

             Water is also derived from groundwater sources equipped with electric motor-driven deep-well turbine type pumps. The Company has 32 wells in New Jersey, which provide a pumpage capacity of approximately 23 mgd. These include the wells of the Park Avenue and Sprague Avenue Well Fields (with a pumpage capacity of over 12 mgd) which during 1993 were refurbished and retrofitted to insure compliance with water quality standards. See "Regulation - Water Quality and Environmental Regulations."

             The Company's New Jersey groundwater sources are:

                                                1994 Max. Day
                                                   Pumpage
                                  No. of         (millions of            Capacity
                                   Wells           gallons)                (mgd)             Location
                                  ------        -------------            --------            --------
      Park Avenue                   15              11.1                   11.1          South Plainfield
      Tingley Lane North             4               3.1                    3.1          Edison
      Tingley Lane South             5               2.6                    2.6          Edison
      Spring Lake                    4               1.8                    1.8          South Plainfield
      Sprague Avenue #1              1               1.4                    1.4          South Plainfield
      Sprague Avenue #2              1               1.3                    1.3          South Plainfield
      Maple Avenue                   1               1.3                    1.3          South Plainfield
      Thermal Well                   1               0.2                    0.2          Edison
                                    --
                                    32
                                    ==

             Water supply to Delaware customers is derived from Tidewater's 72 wells, which provided overall system delivery of 283 mg during 1994. Tidewater does not have a central treatment facility. Several of the water systems in Sussex County have an interconnected transmission system. Construction has begun on a project to link several water systems in New Castle County. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration.

             In the opinion of management, the Company has adequate sources of water supply and other facilities to meet current and anticipated future service requirements in New Jersey, and each of the Tidewater community water systems has adequate sources of water supply and other facilities to meet current and anticipated future service requirements within that water system area.

             Competition

             The business of the Company is substantially free from direct competition with other public utilities, municipalities and other public agencies. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the award by the Delaware Department of Natural Resources and Environmental Control (DNREC) of franchises to other regulated water purveyors.

             Regulation

             The Company is subject to regulation as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within those states and with respect to environmental and water quality matters. The Company is also subject to regulation as to environmental and water quality matters by the United States Environmental Protection Agency (EPA).

             Regulation of Rates and Services

             The Company is subject to regulation by the New Jersey Board of Public Utilities (BPU), and Tidewater is similarly subject to regulation by the Delaware Public Service Commission (PSC), which regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. The Company and Tidewater, for ratemaking purposes, account separately for operations in New Jersey and in Delaware so as to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

             Water Quality and Environmental Regulations

             Both the EPA and the DEP regulate the Company's operation in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA and the DNREC with respect to operations in Delaware.

             Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements. In addition, the environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as by-products of treatment. The Company, as with many other water companies, participates in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulation and on the method selected to implement such reduction; however, the cost to the Company of complying with proposed regulations promulgated in light of some of the standards being discussed might, depending upon the treatment process selected, be as high as $10 million, based upon current estimates. The Company has already begun studies to evaluate alternative treatment processes for upgrading its treatment plant. The regular testing by the Company of the water it supplies shows that the Company is in compliance with existing Federal, New Jersey and Delaware water quality requirements.

             As required by the Federal Safe Drinking Water Act (FSDWA), the EPA has established maximum contaminant levels (MCLs) for various substances found in drinking water. As authorized by similar state legislation, the DEP has set MCLs for certain substances which are more restrictive than the MCLs set by the EPA. In certain cases, the EPA and the DEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The DEP and the DNREC have assumed primacy for enforcing the FSDWA in New Jersey and Delaware, respectively, and, in that capacity, monitor the activities of the Company and review the results of water quality tests performed by the Company for adherence to applicable regulations.

             Other regulations applicable to water utilities generally, including the Company, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the Federal Surface Water Treatment Rule, and the Total Coliform Rule.

            The LCR requires the Company to test on a sample basis the quantity of lead and copper in drinking water at the customer's tap and, if certain contaminant levels (Action Levels) are exceeded, to notify customers, initiate a public information campaign advising customers how to minimize exposure to lead and copper, add corrosion inhibitors to water to minimize leaching of lead from piping, faucets and soldered joints into water consumed at the tap, and implement applicable source water treatment requirements. Tests taken within the Company's system yielded results well below the Action Levels.

             VOCs, including primarily petro-chemicals, may percolate into groundwater aquifers from surface sources. The Company has found VOCs in excess of the applicable MCLs in certain of its wells and has constructed air stripping facilities which remove such contaminants from the water by venting them into the atmosphere. In 1990 the air stripping facility was complete at the Spring Lake Well Field. Construction of a similar facility was completed in 1993 and is operational to treat water from the Park Avenue and Sprague Avenue Well Fields, along with a 2 mg storage reservoir. To the extent that contamination in excess of applicable MCLs occurs at wells lacking air stripping and related facilities, the Company will consider building such facilities if feasible and cost effective. VOCs have not been identified in the Delaware wells.

             Federal and State regulations and controls concerning water quality, pollution and the effluent from treatment facilities are still in the process of being developed, and it is not possible to predict the scope or enforceability of regulations or standards which may be established in the future, or the cost and effect of existing and potential regulations and legislation upon any of the existing and proposed facilities and operations of the Company. Further, recent and possible future developments with respect to the identification and measurement of various elements in water supplies and concern with respect to the impact of one or more of such elements on public health may in the future require the Company to replace or modify all or portions of their various water supplies, to develop replacement supplies and/or to implement new treatment techniques. In addition, the Company anticipates that threatened and actual contamination of water sources may become an increasing problem in the future. The Company has expended and may in the future be required to expend substantial amounts to prevent or remove said contamination or to develop alternative water supplies. Any such developments may increase operating costs and capital requirements. Since the rate regulation methodology of both the BPU and the PSC permits a utility to recover through rates prudently incurred expenses and investments in plant, based upon past BPU and PSC practice, the Company expects that all such expenditures and costs should ultimately be recoverable through rates for water service.

             Employees

             As of December 31, 1994, the Company had a total of 134 employees in New Jersey, and Tidewater had a total of 17 employees in Delaware. None of these employees is represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

Item 2.      Properties

             The Company's water utility plant consists of source of supply, pumping, water treatment, transmission and distribution and general facilities.

             The Company's principal source of supply is the D&R Canal owned by the State of New Jersey and operated as a water resource by the NJWSA.

             Water is withdrawn from the D&R Canal at New Brunswick and processed for distribution by the Company. Its facilities consist of an intake and pumping station located on State-owned land bordering the Canal, a water treatment plant in Edison Township (CJO Plant) on property owned by the Company, 4,901 feet of 54-inch reinforced concrete water main connecting the CJO Plant and the intake and pumping station, 23,168 feet of 48-inch reinforced concrete transmission main connecting the water treatment plant to the Company's distribution pipe network, and related storage, pumping, control, laboratory and other facilities. The CJO Plant was placed into service in 1969.

             The design capacity of the intake and pumping station in New Brunswick, New Jersey and the raw water main is 80 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate design capacity of 65 mgd. The station is designed to permit its pumping capacity to be increased to 80 mgd by the installation of additional pumping units without structural changes. The station has an emergency power supply provided by a diesel-driven generator which, in the event of a power failure, will automatically become the power source to provide uninterrupted water service.

             The CJO Plant includes chemical storage and chemical feed equipment, dual-rapid mixing basins, four reinforced concrete mechanical flocculation compartments, four underground reinforced concrete settling basins, eight rapid filters containing gravel, sand and anthracite for water treatment and a steel wash-water tank. The nominal design capacity of the CJO Plant is 30 mgd (45 mgd maximum capacity). Provision has been made to increase the nominal design capacity to 60 mgd (90 mgd maximum capacity) by the future construction of additional treatment facilities. The Company is currently studying treatment technologies prior to making a decision on the expansion of this facility.

             The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate capacity of 65 mgd. The station is constructed so that an additional pumping unit can be installed without structural change.

             In addition to the main pumping station at the CJO Plant, there is a l5 mgd auxiliary pumping station located in a separate building. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the l0 mg reservoir directly into the distribution system.

             The Company also owns property and other facilities located at the Robinson's Branch of the Rahway River. The storage facilities, consisting of an impounding reservoir, have been classified as nonutility plant. They are located in Clark Township, near the north central part of the territory served. The reservoir has a capacity of 232 mg and a tributary drainage area of approximately 25 square miles. There are no treatment facilities at this site.

             The Company owns the properties on which its 32 wells are located. The Company owns its two-building headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two-story office building and a 16,500 square foot maintenance facility. The Company's Delaware operations are managed from Tidewater's leased offices in Wilmington, Delaware. Tidewater expects to move into new leased offices during the second quarter of 1995. This property, which is owned by White Marsh, is a 1,600 square foot single story building located in Odessa, Delaware.

             The Company's storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison (Grandview), 5 mg reservoir in Carteret (Eborn) and 2 mg reservoir at the Park Avenue Well Field.

Item 3.      Legal Proceedings

             A local entity and its owner have filed a negligence claim against the Company, for which the Company is insured, with a claim for punitive damages which may not be insured. Their action alleges financial losses arising out of improper water pressure and service. Without taking a position on the negligence claim, the Company does not believe that the claim for punitive damages will prevail. While the outcome of this case is not presently determinable, management believes that the final resolution will not have a significant effect on the Company's financial position or results of operations or cash flows. The Company had been named along with an officer in litigation where the plaintiff asserted that the Company's officer, acting in the course of his employment, defamed the plaintiff. A tentative settlement on this matter has been reached. Once finalized, the settlement will have no impact on the Company's financial position or results of operations or cash flows.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters

             Price Range of Common Stock

             The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

     1994           High       Low       Dividend
     ----           ----       ---       --------
First Quarter     $21.25     $19.25      $0.26 1/4
Second Quarter     20.00      16.00       0.26 1/4
Third Quarter      18.25      15.75       0.26 1/4
Fourth Quarter     18.50      16.25       0.27

     1993           High       Low       Dividend
     ----           ----       ---       --------
First Quarter     $17.75     $16.75      $0.25
Second Quarter     18.00      16.75       0.25
Third Quarter      22.00      20.75       0.25
Fourth Quarter     19.75      17.00       0.26 1/4

           Approximate Number of Equity Security Holders As of December 31, 1994

                                                                     Number of
                         Title of Class                           Record Holders
                         --------------                           --------------
             Common Stock, No par Value                                2,244
             Cumulative Preferred Stock, No par Value:
                  $7      Series                                          33
                  $4.75 Series                                             1
             Cumulative Convertible Preferred Stock, No par Value:
                  $7      Series                                           4

             Dividends

             The Company has paid dividends on its Common Stock each year since 1912. Although it is the present intention of the Board of Directors of the Company to continue to pay regular quarterly cash dividends on its Common Stock, the payment of future dividends is contingent upon the future earnings of the Company, its financial condition and other factors deemed relevant by the Board of Directors at its discretion.

             The Common Stock of the Company is traded on the NASDAQ Stock Market under the symbol MSEX.

Item 6.      Selected Financial Data

             This information is incorporated herein by reference to the attached Exhibit 13, 1994 Annual Report to Shareholders, Page 21.

Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations

             This information is incorporated herein by reference to the attached Exhibit 13, 1994 Annual Report to Shareholders, Pages 10 and 11.

Item 8.      Financial Statements and Supplementary Data

             The consolidated financial statements and Independent Auditors' Report are incorporated herein by reference to the attached Exhibit 13, 1994 Annual Report to Shareholders, Pages 12 through 20. The supplementary data is included as indicated under Part IV, Item 14.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

             None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

             The following information is provided with respect to each Director and Executive Officer of the Company.

                                          Director        Term
            Name                 Age       Since        Expires                  Position
            ----                 ---      --------      -------                  --------
Walter J. Brady                  53         N/A           N/A       Vice President-Administration
Ernest C. Gere                   62         1988          5/97      Senior Vice President & Chief Financial
                                                                         Officer
John P. Molnar                   78         1975        12/31/94    Director
Stephen H. Mundy                 61         1977          5/95      Director
Philip H. Reardon                58         1991          5/97      Director
Marion F. Reynolds               55         N/A           N/A       Vice President, Secretary and Treasurer
Richard A. Russo                 49       12/1/94         5/95      Vice President-Operations
Carolina M. Schneider            76         1982          5/95      Director
William E. Scott                 75         1978          5/96      Director
Jeffries Shein                   54         1990          5/96      Director
Dennis G. Sullivan               53         N/A           N/A       Vice President and General Counsel,
                                                                       Assistant Secretary-Assistant Treasurer
J. Richard Tompkins              56         1981          5/96      Chairman of the Board and President
Joseph S. Yewaisis               55         1989          5/97      Director

Walter J. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, and Vice President-Administration in 1989. He had served in the capacity of Manager of Accounting from 1977 to 1985. He is a Director of White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Sewer Company.

Ernest C. Gere who had been Vice President & Controller of the Company since 1978 was promoted to Senior Vice President & Controller in 1986 and is responsible for rate cases, cash management, financings, and pension benefit plans. He was employed by the Company from 1964 to 1970 and from 1976 to present. On January 1, 1992 he assumed the designated title of Senior Vice President & Chief Financial Officer. He is Treasurer and Director of Tidewater Utilities, Inc., Vice President and Director of Pinelands Water Company and Pinelands Sewer Company.

John P. Molnar had been President of Molnar Electrical Contractors, Woodbridge, New Jersey for over five years. A portion of that business was sold to Hatzel & Buehler, electrical contractors. He was a consultant for Hatzel & Buehler and retired in 1982. He is a Director Emeritus of First Savings Bank/SLA of Perth Amboy, New Jersey. He was designated Director Emeritus of Middlesex Water Company as of January 1, 1995.

Stephen H. Mundy has been Vice President of A. Stanley Mundy Inc., public utility contractors, Virginia Beach, Virginia, since 1985 and was a Partner of
A. Stanley Mundy & Co.

Philip H. Reardon has been President and Chief Executive Officer of Essex County Gas Company, Amesbury, Massachusetts since December 1992, and prior to that date was President and Chief Executive Officer of New Jersey Natural Gas Company, Wall, New Jersey since 1987. He is a Director of Essex County Gas Company and New England Gas Association.

Marion F. Reynolds who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc., and Secretary/Treasurer of Pinelands Water Company and Pinelands Sewer Company.

Richard A. Russo was elected in 1989 as Vice President-Operations with overall responsibility for engineering, water production, water treatment, and distribution maintenance. He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Sewer Company. He is also a Director of New Jersey M.A.T.T.E.R.S (Municipalities Acting Together Toward Economic Recovery Solution).

Carolina M. Schneider, until her retirement in 1987, was Secretary-Treasurer of the Company since 1948.

William E. Scott, until his retirement in 1985, was Senior Executive Vice President of Public Service Electric and Gas Company (PSE&G), Newark, New Jersey since 1984 and had been Executive Vice President-Finance of PSE&G for over five years. He is a Director of Premier Benefit Management, Inc., and a Trustee of Delta Dental Plan of New Jersey, Inc.

Jeffries Shein is a Partner in the firm of Jacobson, Goldfarb & Tanzman Associates, a large industrial and commercial brokerage firm in New Jersey. He is a Director of First Savings Bank/SLA of Perth Amboy, New Jersey.

Dennis G. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was employed in a private law practice from 1981 to 1984 as a staff attorney. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Vice President, Secretary and Director of White Marsh Environmental Systems, Inc., and a Director of Pinelands Water Company and Pinelands Sewer Company.

J. Richard Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Sewer Company. He is also a Director of Raritan Bay Healthcare Foundation.

Joseph S. Yewaisis is Chairman of the Board and President of First Savings Bank/SLA of Perth Amboy, New Jersey and a Director. He is also a Director of Americas' Community Bankers, Financial Institutions Retirement Fund and Raritan Bay Healthcare Foundation.

             Identification of Certain Significant Employees

             1. A. Bruce O'Connor, age 36, was hired in 1990 as Assistant Controller and is responsible for tax and accounting matters. He was employed by Deloitte & Touche, a certified public accounting firm, from 1984 to 1990. In 1992, he was promoted to the position of Controller. He is also Controller of Tidewater Utilities, Inc. and Treasurer of White Marsh Environmental Systems, Inc.

             2. Donald G. McCabe, age 59, was promoted to Director of Distribution in 1988. He is responsible for supervising maintenance of the Company's distribution system. He has been employed by the Company for 42 years in various positions and had been Manager of Distribution from 1977 to 1988.

             3. Richard M. Risoldi, age 38, was hired in 1989 as Director of Production and is responsible for operation and maintenance of water production facilities. He was formerly employed by Trenton Water Works as Chief of Water Quality since 1986, and prior to that, held various positions with the North Jersey District Water Supply Commission and Trenton Water Works for over five years. He is also Vice President of Pinelands Water Company and Pinelands Sewer Company.

Item 11.     Executive Compensation

             There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the years 1994, 1993 and 1992 of those officers whose total annual salary amounted to $100,000 or more.


                           SUMMARY COMPENSATION TABLE
                                                                                    Restricted               All
       Name and                                                 Other Annual           Stock            Other Annual
   Principal Position            Year           Salary          Compensation          Awards            Compensation
   ------------------            ----           ------          ------------          ------            ------------
                                                                     (1)                (2)                  (3)
                                                   $                  $                  $                    $
J. Richard Tompkins              1994           208,350             7,491             22,855                7,280
Chairman of the Board            1993           190,150             6,771             18,075                6,720
   and President                 1992           175,787             5,464             33,375                6,141

Ernest C. Gere                   1994           128,323             7,073             13,060                4,480
Senior Vice President &          1993           119,350             6,042              9,038                4,235
   Chief Financial Officer       1992           115,325             6,113              7,265                4,025

Richard A. Russo                 1994           121,504             3,236             13,060                4,249
Vice President-                  1993           110,350             2,676             12,653                3,850
   Operations                    1992            97,131             2,362             13,350                3,317

Walter J. Brady                  1994           107,350             2,881              9,795                3,745
Vice President-                  1993           101,350             2,828              9,038                3,535
   Administration                1992            97,557             2,775              7,265                3,325

(1) Includes Auto Allowance and Group Life Insurance for all officers and Directors Fees for Messrs. Tompkins, Gere and Russo.
(2) The number and value of Restricted Stock held in escrow as of December 31, 1994 were as follows: Mr. Tompkins - 9,000/$131,980; Mr. Gere - 4,100/$59;413, Mr. Russo - 4,500/$66,688; and Mr. Brady - 3,900/$56,148.
    Generally, the restrictions lapse on these awards five years from the date of grant. The restrictions also lapse in the event of a change in control of the Company. All dividends on these shares are paid to the awardees.
(3) Employer contribution to the Company's Savings and Investment Plan.

                   COMPENSATION PURSUANT TO PENSION PLANS*
           Annual Benefit based on Compensation and Years of Service

          Average                                       Years of Service
           Annual         ------------------------------------------------------------------------------
        Compensation         15            20            25            30            35            45
        ------------         --            --            --            --            --            --
          $ 80,000        $20,402       $27,202       $34,003       $40,803       $47,604       $ 57,604
          $ 90,000        $23,252       $31,002       $38,753       $46,503       $54,254       $ 65,504
          $100,000        $26,102       $34,802       $43,503       $52,203       $60,904       $ 73,404
          $125,000        $33,227       $44,302       $55,378       $66,453       $77,529       $ 93,154
          $150,000        $40,352       $53,802       $67,253       $80,703       $94,154       $112,904

*    Annual Compensation Capped at $150,000.

             All employees who receive pay for 1,000 hours during the year are included in the Plan. Under the noncontributory trusteed defined benefit plan current service costs are funded annually. The Company's annual contribution is determined on an actuarial basis. Benefits are measured from the member's entry date and accrue to normal retirement date or date of early retirement. Benefits are calculated, at normal retirement, at 1.25% of pay up to the Executive's benefit integration level, plus 1.9% of such excess pay, multiplied by service to normal retirement date, capped at 35 years of such excess pay, multiplied by service to normal retirement date of age 65. Average pay is the highest annual average of total pay during any 5 consecutive years within the 10 calendar-year period prior to normal retirement date. The benefit integration level is based on the 1994 Summary Compensation Table. The benefit amounts are not subject to any deduction for Social Security benefits or other offset amounts.

             During the year 1994, the Company made a contribution to the Pension Plan in the amount of $275,000. The range of the permissible Plan contribution was $253,000 to $287,000. Remuneration covered under the Pension Plan includes base wages only and not Directors' fees.

             The estimated credited years of service based on normal retirement at age 65 includes 22 years, 21 years, 20 years and 44 years for Messrs. Tompkins, Gere, Russo and Brady, respectively.

             Supplemental Executive Retirement Plan - All executive officers are eligible to participate in the Deferred Compensation Plan known as the Supplemental Executive Retirement Plan at the direction of the Board of Directors.

             A participant who retires on his normal retirement date is entitled to an annual retirement benefit equal to 75% of his compensation reduced by his primary Social Security benefit and further reduced by any benefit payable from the Qualified Pension Plan. In certain cases further reductions are made for benefits from other employment.

             Vesting provisions start at 50% for 5 years of service and increases 10% for each year of service for a maximum of 100% vesting at 10 years of service. Annual retirement benefits are payable for 15 years either to the participant or his beneficiary.

             Retirement benefits may be in the form of single life annuity, joint and 50% survivors annuity, joint and 100% survivors annuity, single life annuity with a 10-year certain period and single life annuity with a 15-year certain period paid on an actuarial equivalent basis.

             The Company is not obligated to set aside or earmark any monies or other assets specifically for the purpose of funding the Plan. The benefits are in the form of an unfunded obligation of the Company. The Company has elected to purchase Corporate-owned life insurance as a means of satisfying its obligation under this Plan. The Company reserves the right to terminate any plan of life insurance at any time, however, a participant is entitled to any benefits he would have been entitled to under the Plan provisions. For the year 1994 the Company paid life insurance premiums totaling $98,796, for Messrs. Tompkins, Gere, Russo and Brady, which provides a preretirement net death benefit of 1-1/2 times base salary at date of death.

           Savings and Investment Plan - The Company matches 100% of that portion of the contribution which does not exceed 1% of basic pay plus an additional 50% of that portion from 2% to 6% of basic pay. Distributions under the Plan are made upon normal retirement, total and permanent disability or death and are subject to certain vesting provisions as to Company contributions.

           Compensation of Directors

             A director who is not an officer of the Company or its subsidiary is paid an annual retainer of $5,400 and a fee of $500 for attendance at Board of Directors (Board) meetings, a fee of $250 for attendance at special meetings of the Board, and a fee of $150 for attendance at special Board committee meetings by means of communications facilities, and a fee of $300 for each committee meeting attended. Committee chairmen receive an additional $200 for each committee meeting chaired. Directors who are officers of the Company are paid a fee of $250 for each meeting of the Board attended.

          Compensation Committee Interlocks and Insider Participation

          During 1994, the members of the Executive Development and Compensation Committee were William E. Scott, Stephen H. Mundy, Carolina M. Schneider and Jeffries Shein. During 1994, no member of the Executive Development and Compensation Committee was an officer or employee of the Company or its subsidiary. Ms. Carolina M. Schneider is a former officer of the Company. Mr. Stephen H. Mundy has a financial interest in a construction company that was awarded a contract in the amount of $0.6 million in 1994.

          Report of the Executive Development and Compensation Committee

          The compensation program for executive officers of the Company is administered by the Executive Development and Compensation Committee of the Board of Directors. The 1994 Committee was composed of four independent directors: Carolina M. Schneider, William E. Scott, Stephen H. Mundy and Jeffries Shein. The Committee is responsible for setting and administering the policies which govern annual compensation and Restricted Stock awards. Policies and plans developed by the Committee are approved by the full Board of Directors.

          The Committee's compensation policies and plans applicable to the executive officers seek to enhance the profitability of the Company and shareholder value, as well as control costs and maintain reasonable rates for the customers. The Committee's practices reflect policies that compensation should (1) attract and retain well-qualified executives, (2) support short- and long-term goals and objectives of the Company, (3) reward individuals for outstanding contributions to the Company's success, (4) be meaningfully related to the value created for shareholders, and (5) relate to maintenance of good customer relations and reasonable rates.

             The Committee meets with Mr. Tompkins to evaluate the performance of the other executive officers and meets in the absence of Mr. Tompkins to evaluate his performance. The Committee reports on all executive evaluations to the full Board of Directors.

             Base salary levels are reviewed annually using compensation data produced by an outside compensation expert for similar positions and comparable companies. Base salaries for satisfactory performance are targeted at the median of the competitive market. Individual performance of the executive is determined and taken into account when setting salaries against the competitive market data. The Committee reviews, as well, the individual's efforts on cost control and his or her contributions to the results of the year. The Committee also reviews the Company's financial results compared with prior years and compared with other companies. It compares salaries with both water and general industry salaries.

             The factors and criteria upon which Mr. Tompkins' compensation was based generally include those discussed with respect to all the executive officers. Specifically, however, his salary is based on his overall performance and that of the Company. His salary was set at a rate which was approximately the median of the utility market and below that of the general industry. In addition, in evaluating the performance of the CEO, the Committee has taken particular note of management's success with respect to the growth of the Company.

             The Company maintains a restricted stock plan for the purpose of attracting and retaining certain key executives of the Company who have contributed, or are likely to contribute, significantly to the long-term performance and growth of the Company. This plan is designed to enhance financial performance, customer service and corporate efficiency through a performance-based stock award. Annual stock awards are based upon several factors including the participant's ability to contribute to the overall success of the Company.

             The level of awards and the value of the performance are reviewed annually by the Committee. The Committee submits reports on all executive evaluations and restricted stock awards to the full Board of Directors for approval.
                                          1995 Executive Development and
                                            Compensation Committee
                                          William E. Scott, Chairman
                                          Stephen H. Mundy
                                          Jeffries Shein

             Performance Graph

             Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company's Common Stock, the NASDAQ and a peer group of investor-owned water utilities for the period of five years commencing December 31, 1989. The peer group includes Aquarion Company, California Water Service Company, Connecticut Water Service, Inc., Consumers Water Company, E'town Corporation, IWC Resources Corporation, Philadelphia Suburban Corporation, SJW Corporation, Southern California Water Company, United Water Resources and the Company.


            12/31/89    12/31/90  12/31/91   12/31/92   12/31/93   12/31/94
            --------    --------  --------   --------   --------   --------
Middlesex     $100       $  96      $125       $164       $217       $176
NASDAQ         100          85       136        159        181        177
Peer Group     100          93       121        136        155        144

Item 12.     Security Ownership of Certain Beneficial Owners
                and Management

             The following table sets forth information made known to the Company as of December 31, 1994 of any person or group to be a beneficial owner of more than five percent of the Company's Common Stock.

                                              Number of Shares
                                             Beneficially Owned
                                               and Nature of             Percent
                Name and Address          Beneficial Ownership (1)      of Class
                ----------------          ------------------------      --------
          Verona Construction Company         292,800                   7.26
          Suite 1705
          1201 Market Street
          Wilmington, Delaware 19801

             (1)  Beneficial owner has sole power to vote and dispose of shares.

             The following information pertains to the Common Stock of the Company beneficially owned, directly or indirectly, by all Directors and Officers of the Company as a group, as of December 31, 1994.

                                                                Common Stock
                                                          ----------------------
                                                           Number        Percent
                                                             of             of
                                                           Shares         Class
                                                          -------        -------
             Walter J. Brady                                6,403           .15
             Ernest C. Gere                                 7,364           .18
             John P. Molnar                                 4,820           .12
             Stephen H. Mundy                              30,137           .75
             Philip H. Reardon                              3,299           .08
             Marion F. Reynolds                             6,537           .16
             Richard A. Russo                               6,424           .16
             Carolina M. Schneider                          7,108           .18
             William E. Scott                               4,743           .12
             Jeffries Shein                                48,639          1.21
             Dennis G. Sullivan                             5,613           .13
             J. Richard Tompkins                           14,087           .35
             Joseph S. Yewaisis                             1,431           .04
                                                            -----           ---
                          Totals                          146,605          3.63
                                                          =======          ====

No Preferred Stock is beneficially owned, directly or indirectly by any Officer or Director.

Item 13.     Certain Relationships and Related Transactions

             During 1994, 1993 and 1992, the Company had transactions with a construction company in which a Director has a financial interest. Major construction transactions were awarded on the basis of negotiated bids approved by the Board of Directors (with the interested

Director abstaining) and amounted to $0.6 million, $0.6 million and $0.3 million for the years 1994, 1993 and 1992, respectively. These amounts included less than $0.1 million due the construction company at December 31, 1994, 1993 and 1992.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.      Financial Statements

The following information is incorporated herein by reference to the attached
Exhibit 13, 1994 Annual Report to Shareholders, pages 10 through 21:

Management's Discussion and Analysis, Pages 10-11

Consolidated Balance Sheets at December 31, 1994 and 1993, Pages 12-13

Consolidated Statements of Income for each of the three years in the period ended December 31, 1994, Page 14

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1994 and 1993, Page 15

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994, Page 16

Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1994, Page 17

Notes to Consolidated Financial Statements, Pages 17-20

Independent Auditors' Report, Page 20

(a)  2.      Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)  3.      Exhibits

See Exhibit listing on Pages 21-23.

(b)          Reports on Form 8-K

October 21, 1994.  Item 5 - Other Events

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Chairman of the Board and
President and Director                  /J. Richard Tompkins/        3/23/95
                                        -------------------------    -------
                                        J. Richard Tompkins          Date


Senior Vice President & Chief
Financial Officer and Director          /Ernest C. Gere/             3/23/95
                                        --------------------------   -------
                                        Ernest C. Gere               Date



Vice President-Operations and
Director                                /Richard A. Russo/           3/23/95
                                        ---------------------------- -------
                                        Richard A. Russo             Date

Director                                /Stephen H. Mundy/           3/23/95
                                        ---------------------------- -------
                                        Stephen H. Mundy             Date


Director                                /Phillip H. Reardon/         3/23/95
                                        ---------------------------- -------
                                        Phillip H. Reardon           Date


Director                                /Carolina M. Schneider/      3/23/95
                                        ---------------------------- -------
                                        Carolina M. Schneider        Date

Director                                /William E. Scott/           3/23/95
                                        ---------------------------- -------
                                        William E. Scott             Date

Director                                /Jeffries Shein/             3/23/95
                                        ---------------------------- -------
                                        Jeffries Shein               Date


Director                                /Joseph S. Yewaisis/         3/23/95
                                        ---------------------------- -------
                                        Joseph S. Yewaisis           Date

                                 EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                                                   Previous Filing's
Exhibit                                                                         Registration   Exhibit
  No.                             Document Description                               No.         No.
-------                           --------------------                          ------------   -------
  3.1        Certificate of Incorporation of the Company,
             as amended, filed as Exhibit 3.1 of 1993
             Form 10-K.

  3.2        Bylaws of the Company, as amended.                                 33-54922        3.2

  4.1        Form of Common Stock Certificate.                                   2-55058        2(a)

  4.2        Registration Statement, Form S-3, under
             Securities Act of 1933 filed February 3,
             1987 relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                                    33-11717

  4.3        Post Effective Amendments No. 3 and No. 4,
             Form S-3, under Securities Act of 1933 filed
             May 28, 1993 relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                                    33-11717

 10.1        Agreement, dated December 4, 1990, between
             the Company and Elizabethtown Water Company.                       33-54922       10.1

 10.2        Copy of Mortgage, dated April 1, 1927, between the Company and
             Union County Trust Company, as Trustee, as supplemented by
             Supplemental Indentures, dated as of October 1, 1939, April 1,
             1946, April 1, 1949, February 1, 1955 and December 1, 1959.         2-15795        4(a)-4(f)

 10.3        Copy of Supplemental Indenture, dated as
             of January 15, 1963, between the Company
             and Union County Trust Company, as Trustee.                         2-21470        4(b)

 10.4        Copy of Supplemental Indentures, dated as of July 1, 1964, June 1,
             1965, February 1, 1968, December 1, 1968, December 1, 1970,
             December 1, 1972 and June 15, 1991, between the Company and                       10.4 - 10.9
             Union County Trust Company, as Trustee                             33-54922       and 10.16

                               EXHIBIT INDEX

                                                                                   Previous Filing's
Exhibit                                                                         Registration   Exhibit
  No.                             Document Description                               No.         No.
-------                           --------------------                          ------------   -------
 10.5        Copy of Supplemental Indenture, dated as of
             April 1, 1979, between the Company and United
             Counties Trust Company, as successor Trustee.                       2-64770        5.9

 10.6        Copy of Supplemental Indenture, dated as of
             April 1, 1983, between the Company and United
             Counties Trust Company, as successor Trustee.                       2-94106       10.12

 10.7        Copy of Supplemental Indenture, dated as of
             August 15, 1988, between the Company and United
             Counties Trust Company, as Trustee.                                33-31476        4.3

 10.8        Copy of Trust Indenture, dated as of June 15,
             1991, between the New Jersey Economic Development
             Authority and Midlantic National Bank, as Trustee.                 33-54922       10.17

 10.9        Copy of Supply Agreement, dated as of November
             17, 1986, between the Company and the Old Bridge
             Municipal Utilities Authority.                                     33-31476       10.12

 10.10       Copy of Supply Agreement, dated as of July 14,
             1987, between the Company and the Marlboro
             Township Municipal Utilities Authority, as amended.                33-31476       10.13

 10.11 Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992 and April 20, 1994 between the Company and the Borough of Sayreville filed as Exhibit No.
             10.11 of 1994 First Quarter Form 10-Q.

 10.12 Copy of Water Purchase Contract and Supple-mental Agreement, dated as of May 12, 1993, between the Company and the New Jersey
             Water Supply Authority filed as Exhibit No. 10.12 of
             1993 Form 10-K.

 10.13       Copy of Treating and Pumping Agreement, dated
             April 9, 1984, between the Company and the
             Township of East Brunswick.                                        33-31476       10.17

 10.14       Copy of Supply Agreement, dated June 4, 1990,
             between the Company and Edison Township.                           33-54922       10.24

                                 EXHIBIT INDEX

                                                                                   Previous Filing's
Exhibit                                                                         Registration   Exhibit
  No.                             Document Description                               No.         No.
-------                           --------------------                          ------------   -------
 10.15       Copy of Supply Agreement, dated as of December 5,
             1991, between the Company and the Borough of
             Highland Park.                                                     33-54922       10.25

 10.16       Copy of Pipeline Lease Agreement, dated as of
             January 9, 1987, between the Company and the
             City of Perth Amboy.                                               33-31476       10.20

 10.17       Copy of Supplemental Executive Retirement
             Plan, effective January 1, 1984, as amended.                       33-31476       10.21

 10.18       Copy of 1989 Restricted Stock Plan, filed as Appendix A to the
             Company's Definitive Proxy Statement, dated April 19, 1989, and
             filed April 5, 1989.                                               33-31476       10.22

 10.19       Amendment to Supplemental Executive Retirement
             Plan, dated May 23, 1990, filed as Exhibit No. 10.23 of 1991 Form 10-K.

 10.20       Copy of Transmission Agreement, dated October 16,
             1992, between the Company and the Township of
             East Brunswick.                                                    33-54922       10.23

 10.21       Copy of Agreement and Plan of Merger, dated
             January 7, 1992, between the Company, Midwater
             Utilities, Inc. and Tidewater Utilities, Inc.                      33-54922       10.29

 10.22       Copy of Supplemental Indentures, dated March 1, 1993 (Series P-1),
             September 1, 1993 (Series S & T) and January 1, 1994 (Series U &
             V), between the Company and United Counties Trust Company, as
             Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.

 10.23 Copy of Trust Indentures, dated September 1, 1993 (Series S & T) and January 1, 1994 (Series V), between the New Jersey Economic
             Development Authority and First Fidelity Bank (Series S & T), as
             Trustee, and Midlantic National Bank (Series V), as Trustee, filed as Exhibit No. 10.23 of 1993 Form 10-K.

*13 Annual Report to Shareholders for the year ended December 31, 1994: pages 10 through 21.

*23          Independent Auditors' Consent.

*27          Financial Data Schedule