Form 10-Q
period 1995-03-31
MIDDLESEX WATER CO
filed 1995-05-12
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: March 31, 1995               No. 0-422


                         MIDDLESEX WATER COMPANY
(Exact name of registrant as specified in its charter)


 INCORPORATED IN NEW JERSEY                     22-1114430
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

1500 RONSON ROAD, ISELIN, NJ	                    08830
(Address of principal executive offices)        (Zip Code)

                                (908) 634-1500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that this registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:.


Class:                                     Outstanding at March 31, 1995:
Common Stock, No Par Value                 4,044,832


                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                        Three Months
                                        Ended March 31,

                                       1995        1994
                                 __________  __________
Operating Revenues              $ 8,739,873 $ 8,569,432
                                 __________  __________
Operating Expenses:
 Operation and Maintenance        4,168,008   4,104,051
 Depreciation                       676,866     649,450
 Taxes,other than Income Taxes    1,301,550   1,288,553
 Federal Income Taxes               623,213     577,141
                                 __________  __________

Total Operating Expenses          6,769,637   6,619,195
                                 __________  __________

Utility Operating Income          1,970,236   1,950,237
Other Income(Expense)-Net            (1,263)        410
                                 __________  __________

Income before Interest Charges    1,968,973   1,950,647
Interest Charges                    755,973     742,455
                                 __________  __________

Net Income                        1,213,000   1,208,192
Preferred Stock Dividend
 Requirements                        39,737      61,519
                                 __________  __________

Earnings Applicable to
 Common Stock                   $ 1,173,263 $ 1,146,673
                                 __________  __________

Earnings per Share of
 Common Stock                         $0.29       $0.29
                                 __________  __________

Average Number of Common
 Shares Outstanding               4,037,147   3,983,525

Cash Dividends Paid per
 Common Share                         $0.27       $0.26 1/4


See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                  March 31,   December 31,
                                                       1995           1994
                                                ___________   ____________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 25,755,520   $ 25,612,023
 Transmission and Distribution                   94,006,270     93,334,300
 General                                         11,266,147     11,202,947
 Construction Work in Progress                      451,035        262,249
                                                ___________   ____________

     TOTAL                                      131,478,972    130,411,519

Less Accumulated Depreciation                    22,204,975     21,668,506
                                                ___________   ____________

     UTILITY PLANT-NET                          109,273,997    108,743,013
                                                ___________   ____________

NONUTILTY PROPERTY-NET                              465,312        400,209
                                                ___________   ____________

CURRENT ASSETS:
 Cash and Cash Equivalents                        5,611,466      3,854,186
 Marketable Securities                              954,086        933,298
 Accounts Receivable(net of allowance
  for doubtful accounts)                          3,243,666      4,236,800
 Unbilled Revenues                                2,109,494      2,143,795
 Materials and Supplies(at average cost)          1,046,685        991,116
 Prepayments                                        384,449        503,808
                                                ___________   ____________

     TOTAL CURRENT ASSETS                        13,349,846     12,663,003
                                                ___________   ____________

DEFERRED CHARGES:
 Regulatory Assets                                5,908,531      5,818,530
 Unamortized Debt Expense                         3,059,979      3,082,420
 Preliminary Survey and Investigation Charges       655,587        653,328
 Other                                              822,739      1,052,255
                                                ___________    ___________

     TOTAL DEFFERED CHARGES                      10,446,836     10,606,533
                                                ___________    ___________

          TOTAL                                $133,535,991   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                  March 31,   December 31,
                                                       1995           1994
                                                 Unaudited)
                                                ___________    ___________

CAPITALIZATION(see accompanying statements)    $ 97,355,761   $ 97,141,200

CURRENT LIABILITIES:
 Accounts Payable                                 1,491,005      1,616,945
 Customer Deposits                                  322,351        308,174
 Taxes Accrued                                    6,067,494      4,444,372
 Interest Accrued                                   413,522      1,134,223
 Other                                              899,604        877,283
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    9,193,976      8,380,997
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               8,994,586      9,199,363
 Accumulated Deferred Investment Tax Credits      2,434,173      2,452,096
 Accumulated Deferred Federal Income Taxes        9,780,215      9,767,241
 Other                                            1,605,282      1,312,961
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      22,814,256     22,731,661
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              4,171,998      4,158,900
                                                ___________    ___________

          TOTAL                                $133,535,991   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                  March 31,   December 31,
                                                       1995           1994
                                                (Unaudited)
                                                ___________    ___________


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1995,4,044,832
                     1994,4,030,834            $ 27,405,643   $ 27,151,673
 Retained Earnings                               17,783,813     17,699,422
                                                ___________    ___________

     TOTAL COMMON EQUITY                         45,189,456     44,851,095
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None.
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series-14,901 Shares            1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series-1995,1,017 Shares
                         1994,2,255 Shares          101,700        225,500
   Outstanding,$4.75 Series-10,000 Shares         1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,790,105
                                                ___________    ___________
 Long-term Debt:
  First Mortgage Bonds:
   7.25%,Series R,due July 1,2021                 6,000,000      6,000,000
   5.20%,Series S,due October 1,2022             12,000,000     12,000,000
   5.25%,Series T,due October 1,2023              6,500,000      6,500,000
   6.40%,Series U,due February 1,2009            15,000,000     15,000,000
   5.25%,Series V,due February 1,2029            10,000,000     10,000,000
                                                ___________    ___________

       TOTAL LONG-TERM DEBT                      49,500,000     49,500,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $ 97,355,761   $ 97,141,200
                                                ___________    ___________

                                         Three Months Ended     Year Ended
                                                  March 31,   December 31,
                                                       1995           1994
                                                (Unaudited)
                                                ___________    ___________
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 17,699,422   $ 16,615,466
 Net Income                                       1,213,000      5,495,372
                                                ___________    ___________
     TOTAL                                       18,912,422     22,110,838
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         39,303        180,006
  Common Stock                                    1,089,306      4,231,410
                                                ___________    ___________
     TOTAL DEDUCTIONS                             1,128,609      4,411,416
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 17,783,813   $ 17,699,422
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended March 31,
                                                       1995           1994
                                                ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $  1,213,000   $  1,208,192
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation                                     676,866        649,450
   Amortization of Deferred Charges                  45,981        101,585
   Provision for Deferred Income Taxes               12,974        300,820
   Amortization of Investment Tax Credit            (17,923)       (17,923)
  Changes in Current Assets and Liabilities:
   Accounts Receivables                             993,134        202,989
   Materials and Supplies                           (55,569)       (33,786)
   Accounts Payable                                (125,940)      (273,052)
   Accrued Income Taxes                           1,623,122      1.225,696
   Accrued Interest                                (720,701)       (27,878)
   Unbilled Revenues                                 34,301         76,100
   Other-Net                                        207,339         91,919
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         3,886,584      3,504,112
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (1,207,850)      (554,647)
 Marketable Securities                              (20,788)             0
 Preliminary Survey and Investigation Charges        (2,259)        (7,714)
 Other-Net                                           83,327        (48,978)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (1,147,570)      (611,339)
                                                ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                             0    (12,500,000)
 Issuance of Long-term Debt                               0     25,000,000
 Short-term Bank Borrowings(Repayments)                   0     (8,500,000)
 Long-term Debt Issuance Expense                     (8,000)    (1,132,943)
 Temporary Cash Investments-Restricted              216,384        217,500
 Proceeds from Issuance of Common Stock             253,970        214,780
 Payment of Preferred Dividends                     (39,303)       (54,566)
 Payment of Common Dividends                     (1,089,306)    (1,045,099)
 Customer Advances-Net                             (191,679)        22,679
 Redemption of Preferred Stock                     (123,800)    (1,224,000)
                                                ___________    ___________

NET CASH PROVIDED FROM FINANCING ACTIVITIES        (981,734)       998,351
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS           1,757,280      3,891,124
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,854,186      1,146,245
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  5,611,466   $  5,037,369
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest                                   $  1,442,625   $    740,081
    Income Taxes                               $     61,000   $    117,000

See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Consolidation - Middlesex Water Company (Middlesex or the Company) is the parent company of Tidewater Utilities, Inc. (Tidewater or Delaware). White Marsh Environmental Systems, Inc., a corporation formed during the second quarter of 1994, is a wholly-owned subsidiary of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiary are reported on a consolidated basis.

The consolidated notes accompanying the 1994 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and its cash flows for the periods ended March 31, 1995 and 1994. Information included in the Balance Sheet as of December 31, 1994 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Regulatory Matters

On February 2, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) seeking approval for a Purchased Water Adjustment Clause (PWAC). A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers' changes in the cost of purchasing water, without the need for filing a full base rate case. The Company is seeking recovery of approximately $0.1 million of increased costs. A decision on this matter is expected to be rendered during the second quarter of 1995.

Note 3 - Capitalization

Preferred Stock - During the first quarter, the Company purchased and retired 1,238 shares of the nonredeemable $7.00 Series at the stated purchase price of $100 per share.

Common Stock - During the three months ended March 31, 1995, 13,998 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Commitments

On April 21, 1995, the Company completed the asset purchase of a 2,200 customer water utility and a 2,200 customer waste water utility in Burlington County, New Jersey. The newly acquired systems are called Pinelands Water Company and Pinelands Sewer Company. These systems will not have a material impact on the Company's revenues and will require substantial rate increases to attain profitability.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO MARCH 31, 1994


Revenues rose by $0.2 million or 2.0%. Higher consumption levels and customer connection fees from Tidewater operations were the primary reason for the increase. Delaware customer accounts grew by 2.4% during the quarter.

Operation and Maintenance expenses increased $0.1 million or 1.6% due to chemicals, insurance, normal maintenance and labor. These higher expenses were partially offset by lower purchased water and power costs. Depreciation expense increased by 4.2%, reflecting plant additions of almost $6.0 million since March 31, 1994. Federal Income Tax rose by 8.0% due to a higher level of taxable income from Delaware operations. Although Net Income was at the same level, Earnings Applicable to Common Stock rose by 2.3% as a result of lower preferred stock outstanding.

Capital Resources: The consolidated capital program for 1995, estimated at $7.2 million, includes $5.0 million for routine plant additions and $2.2 million for special plant additions. The $5.0 million for routine items includes $1.6 million for mains, $0.6 million for service lines, $0.5 million for meters and $2.3 million for various other items. The $2.2 million for special plant additions includes $1.1 million for water production facilities in Delaware, $0.3 million for treatment of well supplies, $0.2 million for treatment plant expansion, $0.1 million for Robinson's Branch Dam Project, and $0.5 million for South River Basin Regional Supply Project.

Liquidity: To finance the 1995 capital program, the Company will utilize internally-generated cash and cash balances on hand at December 31, 1994. Capital expenditures of $1.2 million have been incurred through March 31, 1995.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.
Item 2.   Changes in Securities
          None.
Item 3.   Defaults upon Senior Securities
          None.
Item 4.   Submission of Matters to a Vote of Security Holders
          None.
Item 5.   Other Information
          None.
Item 6.   Exhibits and Reports on Form 8-K:
          Exhibits - None.
          Reports on Form 8-K - None.

MIDDLESEX WATER COMPANY

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                    MIDDLESEX WATER COMPANY
                                   (Registrant)




Date:  May 11, 1995                /Ernest C. Gere/
                                    Ernest C. Gere
                                    Senior Vice President and
                                    Chief Financial Officer