Form 10-Q
period 1995-06-30
MIDDLESEX WATER CO
filed 1995-08-10
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: June 30, 1995                No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:.


Class:                                     Outstanding at June 30, 1995:
Common Stock, No Par Value                 4,071,703


                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                         Three Months            Six Months
                                         Ended June 30,          Ended June 30,

                                       1995        1994        1995        1994
                                 __________  __________  __________  __________
Operating Revenues              $ 9,607,771 $ 9,196,257 $18,347,644 $17,765,689
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,453,994   4,170,211   8,622,002   8,274,262
 Depreciation                       694,522     655,311   1,371,388   1,304,761
 Taxes,other than Income Taxes    1,415,438   1,353,582   2,716,988   2,642,135
 Federal Income Taxes               759,096     779,581   1,382,309   1,356,722
                                 __________  __________  __________  __________

Total Operating Expenses          7,323,050   6,958,685  14,092,687  13,577,880
                                 __________  __________  __________  __________

Utility Operating Income          2,284,721   2,237,572   4,254,957   4,187,809
Other Income(Expense)-Net            (7,931)     42,318      (9,194)     42,728
                                 __________  __________  __________  __________

Income before Interest Charges    2,276,790   2,279,890   4,245,763   4,230,537
Interest Charges                    770,163     760,278   1,526,136   1,502,733
                                 __________  __________  __________  __________

Net Income                        1,506,627   1,519,612   2,719,627   2,727,804
Preferred Stock Dividend
 Requirements                        39,732      42,327      79,469     103,846
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,466,895 $ 1,477,285   2,640,158   2,623,958
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.36       $0.37       $0.65       $0.66
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,056,551   3,994,077   4,046,903   3,988,830

Cash Dividends Paid per
 Common Share                         $0.27       $0.26       $0.54       $0.52


See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                   June 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,253,219   $ 25,612,023
 Transmission and Distribution                   95,506,877     93,334,300
 General                                         17,961,061     11,202,947
 Construction Work in Progress                      657,465        262,249
                                                ___________    ___________

     TOTAL                                      141,378,622    130,411,519

Less Accumulated Depreciation                    25,735,587     21,668,506
                                                ___________    ___________

     UTILITY PLANT-NET                          115,643,035    108,743,013
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,733,059        400,209
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        1,124,390      3,854,186
 Marketable Securities                              970,826        933,298
 Accounts Receivable(net of allowance
  for doubtful accounts)                          3,666,143      4,236,800
 Unbilled Revenues                                2,624,963      2,143,795
 Materials and Supplies(at average cost)          1,049,484        991,116
 Prepayments                                        542,996        503,808
                                                ___________    ___________

     TOTAL CURRENT ASSETS                         9,978,802     12,663,003
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                5,968,531      5,818,530
 Unamortized Debt Expense                         3,029,746      3,082,420
 Preliminary Survey and Investigation Charges       658,128        653,328
 Other                                            1,075,590      1,052,255
                                                ___________    ___________

     TOTAL DEFFERED CHARGES                      10,731,995     10,606,533
                                                ___________    ___________

          TOTAL                                $138,086,891   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                   June 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $ 99,116,475   $ 97,141,200

CURRENT LIABILITIES:
 Accounts Payable                                 1,412,271      1,616,945
 Notes Payable                                      240,000              0
 Customer Deposits                                  330,520        308,174
 Taxes Accrued                                    4,736,465      4,444,372
 Interest Accrued                                 1,153,213      1,134,223
 Other                                              852,763        877,283
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    8,725,232      8,380,997
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               8,942,560      9,199,363
 Accumulated Deferred Investment Tax Credits      2,416,254      2,452,096
 Accumulated Deferred Federal Income Taxes        9,878,464      9,767,241
 Other                                            1,707,883      1,312,961
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      22,945,161     22,731,661
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              7,300,023      4,158,900
                                                ___________    ___________

          TOTAL                                $138,086,891   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                   June 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1995,4,071,703
                     1994,4,030,834            $ 27,833,389   $ 27,151,673
 Retained Earnings                               18,156,781     17,699,422
                                                ___________    ___________

     TOTAL COMMON EQUITY                         45,990,170     44,851,095
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None.
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series-14,901 Shares            1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series-1995,1,017 Shares
                         1994,2,255 Shares          101,700        225,500
   Outstanding,$4.75 Series-10,000 Shares         1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,790,105
                                                ___________    ___________
 Long-term Debt:
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
7% Promissory Notes,due April 21,1996-2000        1,200,000              0
                                                ___________    ___________

   SUB-TOTAL LONG-TERM DEBT                      50,700,000     49,500,000
    Less: Current Portion of Long-Term Debt         240,000              0
                                                ___________    ___________

       TOTAL LONG-TERM DEBT                      50,460,000     49,500,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $ 99,116,475   $ 97,141,200
                                                ___________    ___________

                                           Six Months Ended     Year Ended
                                                   June 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 17,699,422   $ 16,615,466
 Net Income                                       2,719,627      5,495,372
                                                ___________    ___________
     TOTAL                                       20,419,049     22,110,838
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         79,034        180,006
  Common Stock                                    2,183,234      4,231,410
                                                ___________    ___________
     TOTAL DEDUCTIONS                             2,262,268      4,411,416
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 18,156,781   $ 17,699,422
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Six Months Ended June 30,
                                                       1995           1994
                                                ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $  2,719,627   $  2,727,804
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation                                   1,371,388      1,304,761
   Amortization of Deferred Charges                  92,398        197,505
   Provision for Deferred Income Taxes              111,223        315,389
   Amortization of Investment Tax Credit            (35,842)       (35,842)
   Allowance for Funds Used During Construction     (13,707)             0
  Changes in Current Assets and Liabilities:
   Accounts Receivables                             570,657        120,968
   Materials and Supplies                           (58,368)       (26,971)
   Accounts Payable                                (204,674)        37,715
   Accrued Income Taxes                             292,093        162,144
   Accrued Interest                                  18,990        207,096
   Unbilled Revenues                               (481,168)      (378,200)
   Other-Net                                         19,876       (311,796)
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         4,402,493      4,320,573
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (5,271,018)<F1>(1,816,417)
 Marketable Securities                              (37,528)             0
 Note Receivable                                 (1,250,000)             0
 Preliminary Survey and Investigation Charges        (4,800)       (34,803)
 Other-Net                                           46,807       (243,560)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (6,516,539)    (2,094,780)
                                                ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                             0    (12,500,000)
 Issuance of Long-term Debt                       1,200,000     25,000,000
 Short-term Bank Borrowings(Repayments)                   0     (8,500,000)
 Long-term Debt Issuance Expense                     (8,000)    (1,162,604)
 Temporary Cash Investments-Restricted               (2,123)     1,673,376
 Proceeds from Issuance of Common Stock             681,716        465,009
 Payment of Preferred Dividends                     (79,034)       (96,893)
 Payment of Common Dividends                     (2,183,234)    (2,092,675)
 Customer Advances-Net                             (101,275)        23,215
 Redemption of Preferred Stock                     (123,800)    (1,224,000)
                                                ___________    ___________

NET CASH PROVIDED FROM FINANCING ACTIVITIES        (615,750)     1,585,428
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS          (2,729,796)     3,811,221
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,854,186      1,146,245
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  1,124,390   $  4,957,466
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest                                   $  1,428,917   $  1,233,204
    Income Taxes                               $  1,386,000   $  1,371,000

<F1>
Excludes Allowance for funds Used During Construction
See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Consolidation - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater or Delaware), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA) . White Marsh Environmental Systems, Inc. is a wholly-owned subsidiary of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries are reported on a consolidated basis.

The consolidated notes accompanying the 1994 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and its cash flows for the periods ended June 30, 1995 and 1994. Information included in the Balance Sheet as of December 31, 1994 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Regulatory Matters

On February 2, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) seeking approval for a Purchased Water Adjustment Clause (PWAC). A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers' account changes in the cost of purchasing water, without the need for filing a full base rate case. On July 13, 1995, the BPU approved the recovery in rates of approximately $0.1 million of increased purchased water costs.

Note 3 - Capitalization

Preferred Stock - During the first quarter, the Company purchased and retired 1,238 shares of the nonredeemable $7.00 Series at the stated purchase price of $100 per share.

Common Stock - During the second quarter, 26,871 common shares ($0.4 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Commitments

On April 21, 1995, the Company completed the asset purchase of a 2,200 customer water utility and a 2,200 customer wastewater utility in Burlington County, New Jersey. The newly acquired systems are called Pinelands Water Company and Pinelands Wastewater Company. These systems will not have a material impact on the Company's revenues and will require substantial rate increases to attain profitability.

On May 19, 1995, Middlesex and USA, jointly entered into a five-year contract with the City of South Amboy to operate and maintain the City's 2,800 customer water system. The Contract, which is subject to renewal for three future five-year periods, is expected to produce approximately $1.5 million in revenues during the first five years with only a minimal impact on earnings.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994

Revenues increased by 4.5% for the second quarter and 3.3% for the first half of 1995 due to increased consumption, increased customer connection fees from Tidewater operations, and the inclusion of revenues from the operations of Pinelands Water Company and Pinelands Wastewater Company.

Operation and Maintenance expenses increased by 6.8% for the second quarter and 4.2% for the first half of 1995 due to increased chemicals, labor, insurance, normal maintenance, and the inclusion of expenses from Pinelands Water and Wastewater Companies. These higher expenses were partially offset by lower purchased water costs.

Depreciation expense increased by 6.0% for the second quarter and 5.1% for the first half of 1995 reflecting depreciable plant additions of almost $10.0 million since March 31, 1994.

Taxes, other than Income Taxes increased by 4.6% for the quarter and 2.8% year-to-date due mainly to revenue-related taxes.

Federal Income Taxes decreased by 2.6% for the quarter and increased 1.9% for the six month period due to a changing level of taxable income.

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

Liquidity: To finance the 1995 capital program, the Company will utilize internally-generated cash and cash balances on hand at December 31, 1994. Capital expenditures of $3.0 million have been incurred through June 30, 1995.

MIDDLESEX WATER COMPANY

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings
                None.
Item 2.         Changes in Securities
                None.
Item 3.         Defaults upon Senior Securities
                None.
Item 4.         Submission of Matters to a Vote of Security Holders
                None.
Item 5.         Other Information
                None.
Item 6.         Exhibits and Reports on Form 8-K
                Exhibits - 27 Financial Data Schedule
                Reports on Form 8-K - None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              MIDDLESEX WATER COMPANY
                             (Registrant)




Date:  August 9, 1995        /Ernest C. Gere/
                              Ernest C. Gere
                              Senior Vice President and
                              Chief Financial Officer