Form 10-Q
period 1995-09-30
MIDDLESEX WATER CO
filed 1995-11-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: September 30, 1995           No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:.


Class:                                Outstanding at September 30, 1995:
Common Stock, No Par Value            4,111,826



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                    Three Months            Nine Months
                                    Ended September 30,     Ended September 30,

                                       1995        1994        1995        1994
                                 __________  __________  __________  __________
Operating Revenues              $10,446,934 $ 9,456,581 $28,794,578 $27,222,270
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,428,294   4,207,237  13,050,296  12,481,499
 Depreciation                       716,860     662,687   2,088,248   1,967,448
 Taxes,other than Income Taxes    1,483,365   1,375,879   4,200,353   4,018,014
 Federal Income Taxes             1,029,891     759,909   2,412,200   2,116,631
                                 __________  __________  __________  __________

Total Operating Expenses          7,658,410   7,005,712  21,751,097  20,583,592
                                 __________  __________  __________  __________

Utility Operating Income          2,788,524   2,450,869   7,043,481   6,638,678
Other Income(Expense)-Net           (90,599)    (34,804)    (99,793)      7,924
                                 __________  __________  __________  __________

Income before Interest Charges    2,697,925   2,416,065   6,943,688   6,646,602
Interest Charges                    775,952     798,718   2,302,088   2,301,451
                                 __________  __________  __________  __________

Net Income                        1,921,973   1,617,347   4,641,600   4,345,151
Preferred Stock Dividend
 Requirements                        39,731      42,327     119,200     146,173
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,882,242 $ 1,575,020   4,522,400   4,198,978
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.46       $0.39       $1.11       $1.05
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,095,254   4,010,830   4,063,197   3,996,244

Cash Dividends Paid per
 Common Share                         $0.27   $0.26 1/4       $0.81   $0.78 3/4


See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                              September 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,558,204   $ 25,612,023
 Transmission and Distribution                   96,329,038     93,334,300
 General                                         18,060,094     11,202,947
 Construction Work in Progress                      818,843        262,249
                                                ___________    ___________

     TOTAL                                      142,766,179    130,411,519

Less Accumulated Depreciation                    26,310,465     21,668,506
                                                ___________    ___________

     UTILITY PLANT-NET                          116,455,714    108,743,013
                                                ___________    ___________

NONUTILITY PROPERTY-NET                           1,737,232        400,209
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                          881,867      3,854,186
 Marketable Securities                              987,577        933,298
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,599,904      4,236,800
 Unbilled Revenues                                2,676,495      2,143,795
 Materials and Supplies(at average cost)          1,098,180        991,116
 Prepayments                                        594,170        503,808
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        10,838,193     12,663,003
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                6,028,531      5,818,530
 Unamortized Debt Expense                         2,999,514      3,082,420
 Preliminary Survey and Investigation Charges       769,862        653,328
 Other                                              843,835      1,052,255
                                                ___________    ___________

     TOTAL DEFFERED CHARGES                      10,641,742     10,606,533
                                                ___________    ___________

          TOTAL                                $139,672,881   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                              September 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $100,427,721   $ 97,141,200

CURRENT LIABILITIES:
 Accounts Payable                                 1,317,072      1,616,945
 Notes Payable-Current Portion                      240,000              0
 Customer Deposits                                  341,381        308,174
 Taxes Accrued                                    4,882,993      4,444,372
 Interest Accrued                                   937,737      1,134,223
 Other                                              924,495        877,283
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    8,643,678      8,380,997
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               8,928,145      9,199,363
 Accumulated Deferred Investment Tax Credits      2,398,335      2,452,096
 Accumulated Deferred Federal Income Taxes       10,005,884      9,767,241
 Other                                            1,952,363      1,312,961
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      23,284,727     22,731,661
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              7,316,755      4,158,900
                                                ___________    ___________

          TOTAL                                $139,672,881   $132,412,758
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                              September 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1995,4,111,826
                     1994,4,030,834            $ 28,367,653   $ 27,151,673
 Retained Earnings                               18,933,763     17,699,422
                                                ___________    ___________

     TOTAL COMMON EQUITY                         47,301,416     44,851,095
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None.
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series-14,901 Shares            1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series-1995,1,017 Shares
                         1994,2,255 Shares          101,700        225,500
   Outstanding,$4.75 Series-10,000 Shares         1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,790,105
                                                ___________    ___________
 Long-term Debt:
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
7% Promissory Notes,due April 21,1996-2000        1,200,000              0
                                                ___________    ___________

   SUB-TOTAL LONG-TERM DEBT                      50,700,000     49,500,000
    Less: Current Portion of Long-Term Debt         240,000              0
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        50,460,000     49,500,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $100,427,721   $ 97,141,200
                                                ___________    ___________

                                          Nine Months Ended     Year Ended
                                              September 30,   December 31,
                                                       1995           1994
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 17,699,422   $ 16,615,466
 Net Income                                       4,641,600      5,495,372
                                                ___________    ___________
     TOTAL                                       22,341,022     22,110,838
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                        118,765        180,006
  Common Stock                                    3,288,494      4,231,410
                                                ___________    ___________
     TOTAL DEDUCTIONS                             3,407,259      4,411,416
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 18,933,763   $ 17,699,422
                                                ___________    ___________

See Notes to Consolidated Financial Statements

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                           Nine Months Ended September 30,
                                                       1995           1994
                                                ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $  4,641,600   $  4,345,151
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation                                   2,088,248      1,967,448
   Amortization of Deferred Charges                 139,177        289,101
   Provision for Deferred Income Taxes              238,643        540,010
   Amortization of Investment Tax Credit            (53,761)       (53,761)
   Allowance for Funds Used During Construction     (22,764)             0
  Changes in Current Assets and Liabilities:
   Accounts Receivables                            (363,104)      (225,761)
   Materials and Supplies                          (107,064)       (35,699)
   Accounts Payable                                (299,873)       (95,877)
   Accrued Income Taxes                             438,621        136,234
   Accrued Interest                                (196,486)      (516,146)
   Unbilled Revenues                               (532,700)      (212,300)
   Other-Net                                         98,108        (53,387)
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         6,068,645      6,085,013
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (6,790,753)<F1>(3,129,068)
 Marketable Securities                              (54,279)             0
 Note Receivable                                 (1,250,000)             0
 Preliminary Survey and Investigation Charges      (116,534)       (63,238)
 Other-Net                                          178,304       (294,205)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (8,033,262)    (3,486,511)
                                                ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                             0    (12,500,000)
 Issuance of Long-term Debt                       1,200,000     25,000,000
 Short-term Bank Borrowings(Repayments)                   0     (9,000,000)
 Long-term Debt Issuance Expense                     (8,000)    (1,167,604)
 Temporary Cash Investments-Restricted              214,335      2,193,776
 Proceeds from Issuance of Common Stock           1,215,980        687,903
 Payment of Preferred Dividends                    (118,765)      (136,274)
 Payment of Common Dividends                     (3,288,494)    (3,145,376)
 Customer Advances-Net                              (98,958)        84,916
 Redemption of Preferred Stock                     (123,800)    (1,224,000)
                                                ___________    ___________

NET CASH PROVIDED FROM FINANCING ACTIVITIES      (1,007,702)       793,341
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS          (2,972,319)     3,391,843
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,854,186      1,146,245
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $    881,867   $  4,538,088
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest                                   $  2,162,361   $  2,722,327
    Income Taxes                               $  2,053,000   $  1,824,936

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

The consolidated notes accompanying the 1994 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and its cash flows for the periods ended September 30, 1995 and 1994. Information included in the Balance Sheet as of December 31, 1994 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Regulatory Matters

On February 2, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) seeking approval for a Purchased Water Adjustment Clause (PWAC) rate modification. A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers' account changes in the cost of purchasing water,without the need for filing a full base rate case. On July 13, 1995, the BPU approved the PWAC which resulted in a decrease of the PWAC rate from 1994. This decrease will not have a material effect on revenues.

Note 3 - Capitalization

Preferred Stock - During the first quarter, the Company purchased and retired 1,238 shares of the nonredeemable $7.00 Series at the stated purchase price of $100 per share.

Common Stock - During the third quarter, 40,123 common shares ($0.5 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan and the Restricted Stock Plan.

Long-Term Debt - On September 13, 1995, Tidewater received approval from the Delaware Public Service Commission to borrow up to $3.5 million through an amortizing secured term bank loan. The terms of the loan agreement provide for a maximum term of twenty five years from the initial advance with the interest rate fixed on the date of any advance by the bank. Tidewater has until December 31, 1996 to draw down the full proceeds of the available loan amount. On October 27, 1995, Tidewater received $2.5 million at a rate of 8.02%.

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

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

Revenues increased by 10.5% for the third quarter and 5.8% for the first nine months of 1995. This was due primarily to increased consumption, connection fees from Tidewater operations, and the inclusion of revenues from the operations of Pinelands Water and Wastewater Companies.

Operations and maintenance expenses increased by 5.3% for the third quarter and 4.6% for the first nine months. The increase was due to higher purchased power costs, chemicals, labor charges, and expenses from the operations of the Pinelands Companies. Lower purchased water costs, insurance expense, and consultant fees minimized the increase.

Continuing expansion of the Tidewater system and the acquisition of the Pinelands systems resulted in depreciation expense increasing by 8.2% and 6.1% for the third quarter and the first nine months, respectively.

Taxes, other than income taxes increased by 7.8% for the third quarter and 4.5% for the first nine months due primarily to revenue related taxes.

Federal income taxes increased by 35.5% for the quarter and 14.0% year to date due to higher level of taxable income.

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

Liquidity: To finance the 1995 capital program, the Company will utilize internally-generated cash, proceeds from Tidewater's long-term financing as discussed in Note 3 to the Consolidated Financial Statements, and cash balances on hand at December 31, 1994. Capital expenditures of $5.6 million, including $1.1 million for the Pinelands Acquistion, have been incurred through September 30, 1995.

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



                             MIDDLESEX WATER COMPANY
                            (Registrant)



Date:  November 10, 1995          /Ernest C. Gere/
                                   Ernest C. Gere
                                   Senior Vice President and
                                   Chief Financial Officer


                                  /A. Bruce O'Connor/
                                   A. Bruce O'Connor
                                   Vice President and Controller