Form 10-K405
period 1995-12-31
MIDDLESEX WATER CO
filed 1996-03-28
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                                                 Commission File
For the Fiscal Year ended December 31, 1995                      No. 0-422

                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)

            New Jersey                                     22-1114430
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1500 Ronson Road, Iselin, New Jersey                       08830-3020
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (908) 634-1500
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each Class                                     on which registered
-------------------                                     -------------------
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

                  YES X .                           NO________.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 18, 1996 was $75,235,026 based on the closing market price of $18.125 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at March 18, 1996
                  -----                           -----------------------------
Common Stock, No par Value                                 4,150,898
--------------------------                                 ---------

                       Documents Incorporated by Reference
Annual Report to shareholders for fiscal year ended December 31, 1995; pages 8 through 21. Parts II and IV.

PART I

Item 1. Business

     General

     Middlesex Water Company (Middlesex or Company), has operated as a water utility in New Jersey since its organization in 1897 and is in the business of collecting, treating and distributing water for domestic, commercial, industrial and fire protection purposes in the State and, since 1992, in the State of Delaware through its acquisition of Tidewater Utilities, Inc. (Tidewater), as a wholly-owned subsidiary. In April 1995, Middlesex completed the purchase of the assets of a 2,200 customer water utility and a 2,200 customer wastewater utility in Burlington County, New Jersey. The systems were acquired through the Company's wholly-owned subsidiaries of Pinelands Water Company and Pinelands Wastewater Company (jointly Pinelands). All water system's are completely metered, including contract sales, except for fire hydrant service. The rates charged for water services must be approved by regulatory authorities. In May 1995, Middlesex and its wholly-owned subsidiary, Utility Service Affiliates, Inc., jointly entered into a five-year contract with the City of South Amboy to operate and maintain the City's 2,600 customer water system. The contract is subject to renewal for three future five-year periods.

     Retail Sales

     Middlesex provides water services to retail customers primarily in eastern Middlesex County, New Jersey. Water services are now furnished to approximately 53,000 retail customers located in an area of approximately 55 square miles of New Jersey in Woodbridge Township, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey.

     Tidewater provides water services to almost 6,000 retail customers for domestic, commercial and fire protection purposes in over 75 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

     Pinelands provides water and wastewater services to approximately 2,200 retail customers in Burlington County, New Jersey.

     Contract Sales

     Middlesex also provides water on a wholesale basis in New Jersey to the Township of Edison (Edison), the Borough of Highland Park (Highland Park), the City of South Amboy (South Amboy), the Old Bridge Municipal Utilities Authority (Old Bridge), the Borough of Sayreville (Sayreville) and the Marlboro Township Municipal Utilities Authority (Marlboro). Under special contract, the Company also provides water treatment and pumping services to the Township of East Brunswick (East Brunswick). East Brunswick, South Amboy, Old Bridge, Sayreville and Marlboro are within an area designated as the South River Basin Study Area.

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

     In 1986, as part of the State's South River Basin Feasibility Study, the Company outlined to the DEP and other interested parties a plan to construct facilities to ensure potable water supplies into this area through the year 2020. In connection with this project, the Company entered into long-term water supply agreements with Old Bridge, Marlboro and Sayreville, and the DEP approved these agreements.

     As an interim measure to address the immediate needs of this region, an agreement was reached between the Company and the City of Perth Amboy for the lease of a large diameter pipeline which extends from the northern shore of the Raritan River to central Old Bridge. This pipeline was rehabilitated, isolated from the Perth Amboy system and connected to the Middlesex system, and now provides a supply of the Company's water to substantial portions of the Critical Area (Old Bridge, Sayreville, Marlboro and South Amboy).

     The South River Basin Transmission Main was scheduled to be constructed in three stages, designated Sections C, B, and A, to meet the increasing demands of the customers in the Critical Area. Section C, which was connected to Marlboro in 1991, comprises a 6.5 mile main extending the Middlesex system from the southern end of the Perth Amboy line to Marlboro Township in Monmouth County. The Company completed construction of Section B, a 5 mile extension northwest through Old Bridge to East Brunswick, that was operational in 1993. In 1993, an interconnecting pipeline was constructed by East Brunswick thereby providing for an alternative means of transporting water from the Carl J. Olsen Water Treatment Plant (CJO Plant) to the South River Basin customers. The Company currently anticipates that Section A may be constructed later this decade, when demands in the region grow, and will directly connect Sections B and C to the Company's CJO Plant in Edison.

     Financial Information

     Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                        (000's)
                                                Years Ended December 31,
                                         ---------------------------------------
                                          1995            1994             1993
                                         -------         -------         -------
Operating Revenues                       $37,847         $36,122         $35,479
                                         -------         -------         -------
Operating Income                         $ 8,912         $ 8,477         $ 8,156
                                         -------         -------         -------

             Operating revenues were derived from the following sources:

                                                 Years Ended December 31,
                                           ------------------------------------
                                            1995           1994           1993
                                           ------         ------         ------

Residential                                  40.2%          39.6%          39.6%
Commercial                                   11.6           11.9           11.8
Industrial                                   17.6           18.3           18.3
Fire Protection                              12.0           12.1           12.2
Contract Sales                               17.6           17.5           17.6
Miscellaneous                                 1.0            0.6            0.5
                                            -----          -----          -----

     TOTAL                                  100.0%         100.0%         100.0%
                                            =====          =====          =====

     Water Supplies and Contracts

     The Company's water utility plant consists of source of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. The New Jersey and Delaware water supply systems are physically separate and are not interconnected. The newely acquired Pinelands system is not interconnected to the Middlesex system.

     Middlesex obtains water from both surface and groundwater sources. In 1995, surface sources of water provided approximately 65% of the Company's water supply, groundwater from wells provided approximately 30% and the balance of 5% was purchased from Elizabethtown Water Company (Elizabethtown), a nonaffiliated water utility. The Company's distribution storage facilities are used to supply water at times of peak demand and for outages and emergencies.

     The principal source of surface supply in New Jersey is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day (mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 5 mgd renewed through April 30, 1996. The Company also has an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

     Water is also derived from groundwater sources equipped with electric motor-driven deep-well turbine type pumps. Middlesex has 32 wells, which provide a pumpage capacity of approximately 23 mgd. These include the wells of the Park Avenue and Sprague Avenue Well Fields (with a pumpage capacity of over 12 mgd) which during 1993 were provided with treatment, refurbished and retrofitted to insure compliance with water quality standards. See "Regulation - Water Quality and Environmental Regulations."

             The Company's New Jersey groundwater sources are:

                                          1995 Max. Day
                                             Pumpage
                                  No. of   (millions of   Capacity
          Middlesex System        Wells      gallons)       (mgd)         Location
          ----------------        -----      --------       -----         --------

Park Avenue                         15         10.3          10.5     South Plainfield
Tingley Lane North                   4          3.1           3.1     Edison
Tingley Lane South                   5          2.3           2.6     Edison
Spring Lake                          4          1.2           1.5     South Plainfield
Sprague Avenue #1                    1          1.2           1.4     South Plainfield
Sprague Avenue #2                    1          1.2           1.3     South Plainfield
Maple Avenue                         1          1.1           1.3     South Plainfield
Thermal Well                         1          0.2           0.2     Edison
                                    --
       Total                        32
                                    ==
          Pinelands System
          ----------------
     Leisuretowne/Hampton Lakes     4          2.0           2.2      Southampton Township

     Water supply to Delaware customers is derived from Tidewater's 77 wells, which provided overall system delivery of 350 mg during 1995. Tidewater does not have a central treatment facility. Several of the water systems in Sussex County have an interconnected transmission system. Construction to link several water systems in New Castle County was completed during 1995. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration. Water supply to Pinelands Water customers is through four (4) wells drilled into the Mt. Laurel aquifer. Treatment (disinfection only) is done at individual well sites.

     The Pinelands sewer system discharges into the south branch of the Rancoccos Creek through a tertiary treatment plant. The total capacity of the plant is 0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid NJPDES permit issued by the DEP.

     In the opinion of management, the Company has adequate sources of water supply and other facilities to meet current and anticipated future service requirements in New Jersey, and each of the Tidewater community water systems has adequate sources of water supply and other facilities to meet current and anticipated future service requirements within that water system area.

     Competition

     The business of the Company is substantially free from direct competition with other public utilities, municipalities and other public agencies. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the Delaware Department of Natural Resources and Environmental Control (DNREC) awarding franchises to other regulated water purveyors.

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


     Regulation of Rates and Services

     The Company and its Pinelands subsidiaries are subject to regulation by the New Jersey Board of Public Utilities (BPU), and Tidewater is similarly subject to regulation by the Delaware Public Service Commission (PSC). These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. The Company and Tidewater, for ratemaking purposes, account separately for operations in New Jersey and in Delaware so as to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

     Water Quality and Environmental Regulations

     Both the EPA and the DEP regulate the Company's operation in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA and the DNREC with respect to operations in Delaware.

     Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements. In addition, the environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as by-products of treatment. The Company, as with many other water companies, participates in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulation and on the method selected to implement such reduction; however, the cost to the Company of complying with proposed regulations promulgated in light of some of the standards being discussed might, depending upon the treatment process selected, be as high as $10 million, based upon current estimates. The Company has already begun studies to evaluate alternative treatment processes for upgrading the CJO Plant. The regular testing by the Company of the water it supplies shows that the Company is in compliance with existing Federal, New Jersey and Delaware water quality requirements.

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

     VOCs, including primarily petro-chemicals, may percolate into groundwater aquifers from surface sources. The Company has found VOCs in excess of the applicable MCLs in certain of the Middlesex system wells and has constructed air stripping facilities which remove such contaminants from the water by venting them into the atmosphere. In 1990 the air stripping facility was complete at the Spring Lake Well Field. Construction of a similar facility was completed in 1993 and is operational to treat water from the Park Avenue and Sprague Avenue Well Fields, along with a 2 mg storage reservoir. To the extent that contamination in excess of applicable MCLs occurs at wells lacking air stripping and related facilities, the Company will consider building such facilities if feasible and cost effective. VOCs have not been identified in the Delaware wells.

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

     Employees

     As of December 31, 1995, the Company had a total of 140 employees in New Jersey, and Tidewater had a total of 17 employees in Delaware. None of these employees is represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

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

     The design capacity of the intake and pumping station in New Brunswick, New Jersey, and the raw water main is 80 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate design capacity of 65 mgd. The station is designed to permit its pumping capacity to be increased to 80 mgd by the installation of additional pumping units without structural changes. The station has an emergency power supply provided by a diesel-driven generator which, in the event of a power failure, will automatically become the power source to provide uninterrupted water service.

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

     The Company owns the properties on which its 32 wells are located. The Company owns its two-building headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two-story office building and a 16,500 square foot maintenance facility. The Company's Delaware operations are managed from Tidewater's newly leased offices in Odessa, Delaware. The property, owned by White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater consists of a newly renovated 1,600 square foot building situated on a one (1) acre lot with ample room for expansion. The area is commercially zoned. Pinelands Water owns the well site properties which are located in Southampton Township, New Jersey. The 12 acre wastewater plant site is owned by Pinelands Wastewater.

     Middlesex storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison (Grandview), 5 mg reservoir in Carteret (Eborn) and 2 mg reservoir at the Park Avenue Well Field. Pinelands Water storage facility is a 1.2 mg standpipe. Tidewater's systems include 18 ground level storage tanks with the following capacities; 11 - 30,000 gallons, 4 - 25,000 gallons, 2 - 120,000 gallons and 1 - 82,000 gallons.

Item 3. Legal Proceedings

     A local entity and its owner have filed a negligence claim against the Company, for which the Company is insured, with a claim for punitive damages which may not be insured. Their action alleges financial losses arising out of improper water pressure and service. An amendment to the claim alleges damages resulting from some poor quality water. Other parties who dealt with the claimants have joined the matter. Without taking a position on the negligence claim, the Company does not believe that the claim for punitive damages will prevail. While the outcome of this case is not presently determinable, management believes that the final resolution will not have a significant effect on the Company's financial position or results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

        Price Range of Common Stock

     The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

     1995                 High              Low               Dividend
     ----                 ----              ---               --------

First Quarter            $17.00            $15.25             $0.27
Second Quarter            16.50             15.25              0.27
Third Quarter             17.75             15.75              0.27
Fourth Quarter            18.75             16.75              0.27 1/2

     1994                 High              Low               Dividend
     ----                 ----              ---               --------
First Quarter            $21.25            $19.25             $0.26 1/4
Second Quarter            20.00             16.00              0.26 1/4
Third Quarter             18.25             15.75              0.26 1/4
Fourth Quarter            18.50             16.25              0.27

      Approximate Number of Equity Security Holders As of December 31, 1995

                                                                    Number of
                              Title of Class                     Record Holders
                              --------------                     --------------

             Common Stock, No par Value                                2,353
             Cumulative Preferred Stock, No par Value:
                  $7    Series                                            33
                  $4.75 Series                                             1
             Cumulative Convertible Preferred Stock, No par Value:
                  $7    Series                                             4

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

Item 6. Selected Financial Data

     This information is incorporated herein by reference to the attached
Exhibit 13, 1995 Annual Report to Shareholders, Page 21.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information is incorporated herein by reference to the attached
Exhibit 13, 1995 Annual Report to Shareholders, Pages 8 and 9.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and Independent Auditors' Report are incorporated herein by reference to the attached Exhibit 13, 1995 Annual Report to Shareholders, Pages 10 through 20. The supplementary data is included as indicated under Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following information is provided with respect to each Director and Executive Officer of the Company.

                                   Director        Term
            Name          Age       Since        Expires                Position
            ----          ---       -----        -------                --------
Walter J. Brady           54         N/A           N/A       Vice President-Administration
Ernest C. Gere            63         1988          5/97      Senior Vice President & Chief Financial
                                                                Officer
Stephen H. Mundy          62         1977          5/98      Director
A. Bruce O'Connor         37         N/A           N/A       Vice President and Controller
Philip H. Reardon         59         1991          5/97      Director
Marion F. Reynolds        56         N/A           N/A       Vice President, Secretary and Treasurer
Richard A. Russo          50         1994          5/98      Executive Vice President
Carolina M. Schneider     77         1982          5/98      Director
William E. Scott          76         1978          5/96      Director
Jeffries Shein            55         1990          5/96      Director
Dennis G. Sullivan        54         N/A           N/A       Vice President and General Counsel,
                                                                Assistant Secretary-Assistant Treasurer
J. Richard Tompkins       57         1981          5/96      Chairman of the Board and President
Ronald F. Williams        47         N/A           N/A       Vice President-Operations
Joseph S. Yewaisis        56         1989          5/97      Director

Walter J. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, and Vice President-Administration in 1989. He had served in the capacity of Manager of Accounting from 1977 to 1985. He is a Director of White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

Ernest C. Gere, who had been Vice President & Controller of the Company since 1978 was promoted to Senior Vice President & Controller in 1986 and is responsible for rate cases, cash management, financings and pension benefit plans. He was employed by the Company from 1964 to 1970 and from 1976 to present. On January 1, 1992 he assumed the designated title of Senior Vice President & Chief Financial Officer. He is Treasurer and Director of Tidewater Utilities,

Inc., Vice President and Director of Pinelands Water Company and Pinelands Wastewater Company. Mr. Gere will retire from active employment with Middlesex and its subsidiaries, effective March 31, 1996.

Stephen H. Mundy until his retirement in 1995, was Vice President of A. Stanley Mundy, Inc., public utility contractors, Virginia Beach, Virginia, since 1985 and was a Partner of A. Stanley Mundy & Co.

A. Bruce O'Connor who joined the Company in 1990 as Assistant Controller was elected Controller in 1992 and Vice President in 1995. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Controller of Tidewater Utilities, Inc., and Treasurer of White Marsh Environmental Systems, Inc., and Utility Service Affiliates, Inc.

Philip H. Reardon has been President and Chief Executive Officer of Essex County Gas Company, Amesbury, Massachusetts, since December 1992, and prior to that date was President and Chief Executive Officer of New Jersey Natural Gas Company, Wall, New Jersey since 1987. He is a Director of Essex County Gas Company, New England Gas Association and First Ocean National Bank, Newberry Port, MA.

Marion F. Reynolds who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc., and Secretary/Treasurer of Pinelands Water Company and Pinelands Wastewater Company and a Director of Utility Service Affiliates, Inc.

Richard A. Russo who had been Vice President-Operations since 1989 was elected Executive Vice President in 1995 and is responsible for engineering, water production, water treatment, and distribution maintenance. He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company. He is also Executive Vice President and Director of Utility Service Affiliates, Inc.

Carolina M. Schneider, until her retirement in 1987, was Secretary-Treasurer of the Company since 1948.

William E. Scott, until his retirement in 1985, was Senior Executive Vice President of Public Service Electric and Gas Company (PSE&G), Newark, New Jersey since 1984 and had been Executive Vice President-Finance of PSE&G for over five years. He is a Trustee of Delta Dental Plan of New Jersey, Inc.

Jeffries Shein is a Partner in the firm of Jacobson, Goldfarb & Tanzman Associates, a large industrial and commercial brokerage firm in New Jersey. He is a Director of First Savings Bank/SLA of Perth Amboy, New Jersey.

Dennis G. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was employed in a private law practice from 1981 to 1984 as a staff attorney. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Vice President, Secretary and Director of White Marsh Environmental Systems, Inc.; a Director of Pinelands Water Company and Pinelands Wastewater Company and a Director and Secretary of Utility Service Affiliates, Inc.

Ronald F. Williams, was hired in March 1995 as Assistant Vice
President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991.

J. Richard Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc. He is also a Director of Raritan Bay Healthcare Foundation.

Joseph S. Yewaisis is Chairman of the Board and President of First Savings Bank/SLA of Perth Amboy, New Jersey and a Director. He is also a Director of Financial Institutions Retirement Fund, Raritan Bay Healthcare Foundation, Chairman of the Board of Regents of St. Peter's College and Chairman of the Board of Raritan Bay Medical Center.

Item 11. Executive Compensation

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the years 1995, 1994 and 1993 of the Chief Executive Officer and the other four most highly compensated officers.


                           SUMMARY COMPENSATION TABLE

              Name and                                                               Restricted           All
         Principal Position                                        Other Annual        Stock         Other Annual
         ------------------             Year        Salary         Compensation        Awards        Compensation
                                        ----        ------         ------------        ------        ------------
                                                                       (1)              (2)               (3)
J. Richard Tompkins                    1995        $217,261           $7,652          $42,188           $7,560
Chairman of the Board                  1994        $208,350           $7,491          $22,855           $7,280
   and President                       1993        $190,150           $6,771          $18,075           $6,720

Ernest C. Gere                         1995        $132,100           $7,941          $13,500           $4,620
Senior Vice President &                1994        $128,323           $7,073          $13,060           $4,480
   Chief Financial Officer             1993        $119,350           $6,042          $ 9,038           $4,235

Richard A. Russo                       1995        $132,885           $5,941          $16,875           $4,616
Executive Vice President               1994        $121,504           $3,236          $13,060           $4,249
                                       1993        $110,350           $2,676          $12,653           $3,850

Walter J. Brady                        1995        $111,350           $3,000          $10,125           $3,885
Vice President-                        1994        $107,350           $2,881          $ 9,795           $3,745
   Administration                      1993        $101,350           $2,828          $ 9,038           $3,535

Dennis G. Sullivan                     1995        $106,816           $3,136          $13,500           $3,710
Vice President &                       1994        $ 99,754           $2,962          $11,428           $3,479
   General Counsel                     1993        $ 89,950           $2,716          $ 9,038           $3,136
   Assistant Secretary &
   Assistant Treasurer

(1) Includes Auto Allowance and Group Life Insurance for all officers and Directors Fees for Messrs. Tompkins, Gere and Russo.

(2) The number and value of Restricted Stock held in escrow as of December 31, 1995 were as follows: Mr. Tompkins - 10,900/$166,893; Mr. Gere - 4,500/$68,063; Mr. Russo - 5,300/$81,138; Mr. Brady - 4,100/$61,423; and
     Mr. Sullivan - 4,800/$72,720. Generally, the restrictions lapse on these awards five years from the date of grant. The restrictions on Mr. Gere's awards will lapse on March 31, 1996, Mr. Gere's retirement date. The restrictions also lapse in the event of a change in control of the Company. All dividends on these shares are paid to the awardees.

(3)  Employer contribution to the Company's Defined Contribution Plan.

                     COMPENSATION PURSUANT TO PENSION PLANS
            Annual Benefit based on Compensation and Years of Service

           Final                                 Years of Service
           Year's                                ----------------
        Compensation         15            20            25            30            35            45
        ------------         --            --            --            --            --            --
          $100,000        $60,611       $60,611       $60,611       $60,611       $60,611       $ 73,102
          $125,000        $79,361       $79,361       $79,361       $79,361       $79,361       $ 92,852
          $150,000        $98,111       $98,111       $98,111       $98,111       $98,111       $112,602
          $175,000        $116,861      $116,861      $116,861      $116,861      $116,861      $116,861
          $200,000        $135,611      $135,611      $135,611      $135,611      $135,611      $135,611
          $225,000        $154,361      $154,361      $154,361      $154,361      $154,361      $154,361
          $250,000        $173,111      $173,111      $173,111      $173,111      $173,111      $173,111
          $300,000        $210,611      $210,611      $210,611      $210,611      $210,611      $210,611


     All employees who receive pay for 1,000 hours during the year are included in the Plan. Under the noncontributory trusteed defined benefit plan current service costs are funded annually. The Company's annual contribution is determined on an actuarial basis. Benefits are measured from the member's entry date and accrue to normal retirement date or date of early retirement. Benefits are calculated, at normal retirement, at 1.25% of pay up to the Executive's benefit integration level, plus 1.9% of such excess pay, multiplied by service to normal retirement date, capped at 35 years of such excess pay, multiplied by service to normal retirement date of age 65. Average pay is the highest annual average of total pay during any 5 consecutive years within the 10 calendar-year period prior to normal retirement date. The benefit integration level is based on the 1995 Summary Compensation Table. The benefit amounts are not subject to any deduction for Social Security benefits or other offset amounts.

     During the year 1995, the Company made a contribution to the Pension Plan in the amount of $372,000. The range of the permissible Plan contribution was $351,000 to $385,000. Remuneration covered under the Pension Plan includes base wages only and not Directors' fees.

     The estimated credited years of service based on normal retirement at age 65 includes 22 years, 21 years, 20 years, 44 years and 22 years for Messrs. Tompkins, Gere, Russo, Brady and Sullivan, respectively.

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

     The Company is not obligated to set aside or earmark any monies or other assets specifically for the purpose of funding the Plan. The benefits are in the form of an unfunded obligation of the Company. The Company has elected to purchase Corporate-owned life insurance as a means of satisfying its obligation under this Plan. The Company reserves the right to terminate any plan of life insurance at any time, however, a participant is entitled to any benefits he would have been entitled to under the Plan provisions. For the year 1995 the Company paid life insurance premiums totaling $131,767, for Messrs. Tompkins, Gere, Russo, Brady and Sullivan, which provides a preretirement net death benefit of 1-1/2 times base salary at date of death.

     Defined Contribution Plan - The Company matches 100% of that portion of the contribution which does not exceed 1% of basic pay plus an additional 50% of that portion from 2% to 6% of basic pay. Distributions under the Plan are made upon normal retirement, total and permanent disability or death and are subject to certain vesting provisions as to Company contributions. During 1995, this Plan was converted from an after tax plan to a 401(k) pre tax plan.

     Compensation of Directors

     A director who is not an officer of the Company or its subsidiary is paid an annual retainer of $6,000, increased from $5,400 and a fee of $500 for attendance at Board of Directors (Board) meetings, a fee of $250 for attendance at special meetings of the Board, and a fee of $150 for attendance at special Board committee meetings by means of communications facilities, and a fee of $350, increased from $300 for each committee meeting attended. Committee chairmen receive an additional $200 for each committee meeting chaired. Directors who are officers of the Company are paid a fee of $250 for each meeting of the Board attended. Directors of all subsidiaries, except USA receive $50 for attendance at Board meetings. All fee increases were effective February 1, 1996.

     Compensation Committee Interlocks and Insider Participation

     During 1995, the members of the Executive Development and Compensation Committee were William E. Scott, Stephen H. Mundy, and Jeffries Shein. During 1995 no member of the Executive Development and Compensation Committee was an officer or employee of the Company or a subsidiary. Mr. Stephen H. Mundy has a financial interest in a construction company that was awarded a contract in the amount of $0.9 million in 1995.

         Report of the Executive Development and Compensation Committee

     The compensation program for executive officers of the Company is administered by the Executive Development and Compensation Committee of the Board of Directors. The 1995 Committee was composed of three independent directors: William E. Scott, Stephen H. Mundy and Jeffries Shein. The Committee is responsible for setting and administering the policies which govern annual compensation and Restricted Stock awards. Policies and plans developed by the Committee are approved by the full Board of Directors.

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

     The Company maintains a restricted stock plan for the purpose of attracting and retaining certain key employees of the Company who have contributed, or are likely to contribute, significantly to the long-term performance and growth of the Company. This plan is designed to enhance financial performance, customer service and corporate efficiency through a performance-based stock award. Annual stock awards are based upon several factors including the participant's ability to contribute to the overall success of the Company.

     The level of awards and the value of the performance are reviewed annually by the Committee. The Committee submits reports on all executive evaluations and restricted stock awards to the full Board of Directors for approval.

                                        1996 Executive Development and
                                          Compensation Committee
                                        Jeffries Shein, Chairman
                                        Stephen H. Mundy
                                        William E. Scott

     Performance Graph

     Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company's Common Stock, the NASDAQ and a peer group of investor-owned water utilities for the period of five years commencing December 31, 1990. The peer group includes Aquarion Company, California Water Service Company, Connecticut Water Service, Inc., Consumers Water Company, E'town Corporation, IWC Resources Corporation, Philadelphia Suburban Corporation, SJW Corporation, Southern California Water Company, United Water Resources and the Company.


                                   [GRAPHIC]

In the printed document there is a line graph depicting the following:

--------------------------------------------------------------------------------
                         12/31/90 12/31/91 12/31/92 12/31/93 12/31/94 12/31/95
--------------------------------------------------------------------------------
MSEX                       $100     $130     $171     $226     $183     $219
--------------------------------------------------------------------------------
NASDAQ                      100      161      187      215      210      296
--------------------------------------------------------------------------------
Peer Group                  100      130      146      166      155      177
--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information made known to the Company as of December 31, 1995 of any person or group to be a beneficial owner of more than five percent of the Company's Common Stock.

                                        Number of Shares
                                       Beneficially Owned
                                        and Nature of           Percent
          Name and Address            Beneficial Ownership(1)  of Class
          ----------------            --------------------     --------

     PNC Bank Corp.                           299,602            7.24
     One PNC Plaza
     Pittsburgh, PA 15265

     (1)  Beneficial owner has sole power to vote and dispose of shares.

     The following information pertains to the Common Stock of the Company beneficially owned, directly or indirectly, by all Directors and Officers of the Company as a group, as of December 31, 1995.

                                                            Common Stock
                                                            ------------
                                                       Number        Percent
                                                         of             of
                                                       Shares         Class
                                                       ------         -----

         Walter J. Brady                                7,022           .17
         Ernest C. Gere                                 6,490           .16
         Stephen H. Mundy                              30,154           .73
         A. Bruce O'Connor                              1,632           .04
         Philip H. Reardon                              4,487           .10
         Marion F. Reynolds                             7,562           .18
         Richard A. Russo                               6,702           .16
         Carolina M. Schneider                          7,920           .19
         William E. Scott                               5,071           .12
         Jeffries Shein                                53,534          1.29
         Dennis G. Sullivan                             6,568           .16
         J. Richard Tompkins                           16,958           .41
         Ronald F. Williams                                48            -
         Joseph S. Yewaisis                             1,871           .05
                                                      -------          ----
              Totals                                  156,019          3.76
                                                      =======          ====

No Preferred Stock is beneficially owned, directly or indirectly by any Officer or Director.

Item 13. Certain Relationships and Related Transactions

     During 1995, 1994 and 1993, the Company had transactions with a construction company in which a Director has a financial interest. Major construction transactions were awarded on the basis of negotiated bids approved by the Board of Directors (with the interested

Director abstaining) and amounted to $0.9 million, $0.6 million and $0.6 million for the years 1995, 1994 and 1993, respectively. These amounts included less than $0.1 million due the construction company at December 31, 1995, 1994 and 1993.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following information is incorporated herein by reference to the attached
Exhibit 13, 1995, Annual Report to Shareholders, pages 8 through 21:

Management's Discussion and Analysis, Pages 8-9

Consolidated Balance Sheets at December 31, 1995, and 1994, Pages 10-11

Consolidated Statements of Income for each of the three years in the period ended December 31, 1995, Page 12

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1995, and 1994 Page 13

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995, Page 14

Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1995, Page 15

Notes to Consolidated Financial Statements, Pages 15-20

Independent Auditors' Report, Page 20

(a) 2. Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

See Exhibit listing on Pages 21-23.

(b) Reports on Form 8-K
    None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and
President and Director               /J. Richard Tompkins/        3/28/96
                                     ------------------------------------
                                     J. Richard Tompkins          Date


Senior Vice President & Chief
Financial Officer and Director       /Ernest C. Gere/             3/28/96
                                     ------------------------------------
                                     Ernest C. Gere               Date


Vice President and Controller        /A. Bruce O'Connor/          3/28/96
Principal Accounting Officer         ------------------------------------
                                     A. Bruce O'Connor            Date


Executive Vice President and         /Richard A. Russo/           3/28/96
Director                             ------------------------------------
                                     Richard A. Russo             Date


Director                             /Stephen H. Mundy/           3/28/96
                                     ------------------------------------
                                     Stephen H. Mundy             Date


Director                             /Philip H. Reardon/          3/28/96
                                     ------------------------------------
                                     Philip H. Reardon            Date


Director                             /Carolina M. Schneider/      3/28/96
                                     ------------------------------------
                                     Carolina M. Schneider        Date


Director                             /William E. Scott/           3/28/96
                                     ------------------------------------
                                     William E. Scott             Date


Director                             /Jeffries Shein/             3/28/96
                                     ------------------------------------
                                     Jeffries Shein               Date


Director                             /Joseph S. Yewaisis/         3/28/96
                                     ------------------------------------
                                     Joseph S. Yewaisis           Date

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                             Previous Filing's
Exhibit                                                   Registration   Exhibit
  No.                   Document Description                   No.          No.
-------            -----------------------------          ------------   -------
  3.1 Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 of 1993
         Form 10-K.

  3.2    Bylaws of the Company, as amended.                  33-54922      3.2

  4.1    Form of Common Stock Certificate.                   2-55058       2(a)

  4.2    Registration Statement, Form S-3, under
         Securities Act of 1933 filed February 3,
         1987, relating to the Dividend Reinvestment
         and Common Stock Purchase Plan.                     33-11717

  4.3    Post Effective Amendments No. 3 and No. 4,
         Form S-3, under Securities Act of 1933 filed
         May 28, 1993, relating to the Dividend Reinvestment
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
         Union County Trust Company, as Trustee              33-54922 and 10.16

                              EXHIBIT INDEX

                                                             Previous Filing's
Exhibit                                                   Registration   Exhibit
  No.                   Document Description                   No.          No.
-------            -----------------------------          ------------   -------
 10.5    Copy of Supplemental Indenture, dated as of
         April 1, 1979, between the Company and United
         Counties Trust Company, as successor Trustee.       2-64770        5.9

 10.6    Copy of Supplemental Indenture, dated as of
         April 1, 1983, between the Company and United
         Counties Trust Company, as successor Trustee.       2-94106       10.12

 10.7    Copy of Supplemental Indenture, dated as of
         August 15, 1988, between the Company and United
         Counties Trust Company, as Trustee.                 33-31476       4.3

 10.8    Copy of Trust Indenture, dated as of June 15,
         1991, between the New Jersey Economic Development
         Authority and Midlantic National Bank, as Trustee.  33-54922      10.17

 10.9    Copy of Supply Agreement, dated as of November
         17, 1986, between the Company and the Old Bridge
         Municipal Utilities Authority.                      33-31476      10.12

 10.10   Copy of Supply Agreement, dated as of July 14,
         1987, between the Company and the Marlboro
         Township Municipal Utilities Authority, as amended. 33-31476      10.13

 10.11 Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

 10.12 Copy of Water Purchase Contract and Supple-mental Agreement, dated as of May 12, 1993, between the Company and the New Jersey
         Water Supply Authority filed as Exhibit No. 10.12 of
         1993 Form 10-K.

 10.13   Copy of Treating and Pumping Agreement, dated
         April 9, 1984, between the Company and the
         Township of East Brunswick.                         33-31476      10.17

 10.14   Copy of Supply Agreement, dated June 4, 1990,
         between the Company and Edison Township.            33-54922      10.24

                                                             Previous Filing's
Exhibit                                                   Registration   Exhibit
  No.                   Document Description                   No.          No.
-------            -----------------------------          ------------   -------
 10.15   Copy of Supply Agreement, dated as of December 5,
         1991, between the Company and the Borough of
         Highland Park.                                      33-54922      10.25

 10.16   Copy of Pipeline Lease Agreement, dated as of
         January 9, 1987, between the Company and the
         City of Perth Amboy.                                33-31476      10.20

 10.17   Copy of Supplemental Executive Retirement
         Plan, effective January 1, 1984, as amended.        33-31476      10.21

 10.18   Copy of 1989 Restricted Stock Plan, filed as
         Appendix A to the Company's Definitive Proxy
         Statement, dated April 19, 1989, and filed
         April 5, 1989.                                      33-31476      10.22

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

 10.22 Copy of Supplemental Indentures, dated March 1, 1993 (Series P-1), September 1, 1993, (Series S &
         T) and January 1, 1994, (Series U & V), between the Company and United Counties Trust Company, as Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.

 10.23 Copy of Trust Indentures, dated September 1, 1993, (Series S & T) and January 1, 1994, (Series V), between the New Jersey Economic Development Authority and First Fidelity Bank (Series S & T), as Trustee, and Midlantic National Bank (Series V), as Trustee, filed as Exhibit No. 10.23 of 1993 Form 10-K.

 *13     Annual Report to Shareholders for the year ended
         December 31, 1995, pages 8 through 21.

 *23     Independent Auditors' Consent.

 *27     Financial Data Schedule