Form 10-Q
period 1996-03-31
MIDDLESEX WATER CO
filed 1996-05-10
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: March 31, 1996               No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at March 31, 1996
Common Stock, No Par Value            4,150,898



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                        Three Months
                                        Ended March 31,

                                       1996        1995
                                 __________  __________
Operating Revenues              $ 9,246,949 $ 8,739,873
                                 __________  __________
Operating Expenses:
 Operation and Maintenance        4,625,478   4,168,008
 Depreciation                       722,020     676,866
 Taxes,other than Income Taxes    1,384,751   1,301,550
 Federal Income Taxes               546,360     623,213
                                 __________  __________

Total Operating Expenses          7,278,609   6,769,637
                                 __________  __________

Utility Operating Income          1,968,340   1,970,236
Other Income(Expense)-Net             9,585      (1,263)
                                 __________  __________

Income Before Interest Charges    1,977,925   1,968,973
Interest Charges                    824,662     755,973
                                 __________  __________

Net Income                        1,153,263   1,213,000
Preferred Stock Dividend
 Requirements                        39,732      39,737
                                 __________  __________

Earnings Applicable to
 Common Stock                   $ 1,113,531 $ 1,173,263
                                 __________  __________

Earnings per Share of
 Common Stock                         $0.27       $0.29
                                 __________  __________

Average Number of Common
 Shares Outstanding               4,143,181   4,037,147

Cash Dividends Paid per
 Common Share                     $0.27 1/2       $0.27


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                  March 31,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,764,487   $ 27,598,613
 Transmission and Distribution                   98,863,064     97,359,802
 General                                         18,052,947     18,169,056
 Construction Work in Progress                      292,496      1,207,538
                                                ___________    ___________

     TOTAL                                      144,972,994    144,335,009

Less Accumulated Depreciation                    27,010,524     26,402,377
                                                ___________    ___________

     UTILITY PLANT-NET                          117,962,470    117,932,632
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,732,866      1,735,048
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        6,352,425      4,900,640
 Marketable Securities                                1,548          1,548
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,072,834      4,224,653
 Unbilled Revenues                                2,155,843      2,170,143
 Materials and Supplies(at average cost)          1,022,634      1,030,801
 Prepayments                                        588,259        584,124
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        14,193,543     12,911,909
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,251,533      7,160,533
 Unamortized Debt Expense                         2,939,049      2,969,281
 Preliminary Survey and Investigation Charges       863,221        833,869
 Other                                            1,361,189      1,278,935
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      12,414,992     12,242,618
                                                ___________    ___________

          TOTAL                                $146,303,871   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                  March 31,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $103,530,691   $103,269,966

CURRENT LIABILITIES:
 Accounts Payable                                 1,654,722      1,521,515
 Current Portion of Long-term Debt                  240,000        240,000
 Customer Deposits                                  351,538        348,631
 Taxes Accrued                                    5,823,697      4,321,919
 Interest Accrued                                   519,102      1,216,851
 Other                                            1,175,058      1,161,630
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    9,764,117      8,810,546
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               9,103,562      9,207,565
 Accumulated Deferred Investment Tax Credits      2,362,493      2,380,416
 Accumulated Deferred Federal Income Taxes       11,297,118     11,147,627
 Other                                            2,048,934      1,985,654
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      24,812,107     24,721,262
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              8,196,956      8,020,433
                                                ___________    ___________

          TOTAL                                $146,303,871   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                  March 31,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1996,4,150,898
                     1995,4,136,972            $ 29,106,624   $ 28,820,844
 Retained Earnings                               18,797,762     18,822,817
                                                ___________    ___________

     TOTAL COMMON EQUITY                         47,904,386     47,643,661
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series-14,901 Shares            1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series-1,017 Shares               101,700        101,700
   Outstanding,$4.75 Series-10,000 Shares         1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             2,500,000      2,500,000
  7.00% Promissory Notes,due April 21,2000        1,200,000      1,200,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       53,200,000     53,200,000
    Less: Current Portion of Long-term Debt        (240,000)      (240,000)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,960,000     52,960,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $103,530,691   $103,269,966
                                                ___________    ___________

                                         Three Months Ended     Year Ended
                                                  March 31,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 18,822,817   $ 17,699,422
 Net Income                                       1,153,263      5,703,744
                                                ___________    ___________
     TOTAL                                       19,976,080     23,403,166
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         39,732        158,497
  Common Stock                                    1,138,586      4,421,852
                                                ___________    ___________
     TOTAL DEDUCTIONS                             1,178,318      4,580,349
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 18,797,762   $ 18,822,817
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended March 31,
                                                       1996           1995
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  1,153,263   $  1,213,000
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                    749,840        704,924
   Provision for Deferred Income Taxes              149,491         12,974
   Allowance for Funds Used During Construction      (5,895)             0
  Changes in Current Assets and Liabilities:
   Accounts Receivables                             151,819        993,134
   Materials and Supplies                             8,167        (55,569)
   Accounts Payable                                 133,207       (125,940)
   Accrued Income Taxes                           1,501,778      1,623,122
   Accrued Interest                                (697,749)      (720,701)
   Unbilled Revenues                                 14,300         34,301
   Other-Net                                        (59,605)       207,339
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         3,098,616      3,886,584
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                        (744,739)<F1>(1,207,850)
 Marketable Securities                                    0        (20,788)
 Preliminary Survey and Investigation Charges       (29,352)        (2,259)
 Other-Net                                          (51,875)        83,327
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES              (825,966)    (1,147,570)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred Debt Issuance Expenses                       (116)        (8,000)
 Temporary Cash Investments-Restricted                 (731)       216,384
 Proceeds from Issuance of Common Stock-Net         285,780        253,970
 Payment of Preferred Dividends                     (39,732)       (39,303)
 Payment of Common Dividends                     (1,138,586)    (1,089,306)
 Customer Advances and Contributions-Net             72,520       (191,679)
 Redemption of Preferred Stock                            0       (123,800)
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES              (820,865)      (981,734)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS           1,451,785      1,757,280
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,900,640      3,854,186
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  6,352,425   $  5,611,466
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,487,412   $  1,442,625
    Income Taxes                               $     25,000   $     61,000

<F1>
Excludes Allowance for funds Used During Construction.
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA). White Marsh Environmental Systems, Inc., is a wholly-owned subsidiary of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis.

The consolidated notes accompanying the 1995 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and its cash flows for the periods ended March 31, 1996 and 1995. Information included in the Balance Sheet as of December 31, 1995 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Regulatory Matters

On February 21, 1996, Pinelands Water and Wastewater Companies filed petitions with the New Jersey Board of Public Utilities
(BPU) for increases in rates seeking overall increases in revenues of approximately $0.6 million. The Pinelands Companies have requested phasing in the proposed rate increase over a three-year period to minimize the impact on customers. The increase is required to allow proper maintenance, development and improvement of the utility plant and to cover the additional costs of power, chemicals, insurance, labor, benefits, depreciation and taxes.

On April 16, 1996, the Company filed a petition with the BPU seeking approval for a Purchased Water Adjustment Clause (PWAC). A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers changes in the cost of purchasing water, without the need for filing a full base rate case. The Company is seeking recovery of approximately $0.3 million of increased costs. A decision on this matter is expected to be rendered during the third quarter of 1996.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 1996,
13,926 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 1996, COMPARED TO MARCH 31, 1995

Revenues increased by $0.5 million or 5.8%. Of that amount, $0.2 million is due to the inclusion of the Pinelands Companies and USA. The remainder is due to increased consumption in New
Jersey and an increased customer base in Delaware.

Operations and Maintenance expenses increased by $0.5 million or 11%. Of this increase, $0.3 million relates to the inclusion of the Pinelands Companies. Additionally, there were increases in purchased water and power expenses, chemicals, employee pension and benefits costs and labor. These increases were partially offset by lower insurance and system maintenance costs.

Depreciation expense rose by 6.7%, half of which is attributable to the fixed assets acquired by the Pinelands Companies in April
1995. The remainder of the increase reflects plant additions of $4.3 million since March 31, 1995.

Taxes, other than Income Taxes increased by 6.4% due to revenue related taxes, employment taxes and the inclusion of the Pinelands Companies.

Federal Income Taxes decreased by 12.3% largely due to a lower level of taxable income.

Capital Resources: The consolidated capital program for 1996 is estimated at $12.9 million, inclusive of $5.0 million for routine capital expenditures and $7.9 million for special plant additions. The $5.0 million for routine plant items is comprised of $1.8 million for mains, $1.0 million for cleaning and lining, $0.7 million for service lines, $0.6 million for meters, and $0.9 million for various other items. The $7.9 million for special plant additions includes $2.6 million for water systems additions and improvements in Delaware, $3.5 million for treatment of well supplies, $1.0 million for plant modifications and improvements, $0.2 million for the South River Basin regional supply, $0.2 million for improvements to the Pinelands Companies' systems, and $0.4 million for miscellaneous items.

Liquidity: To finance the 1996 Capital Program, the Company will utilize internally-generated cash and cash balances on hand at December 31, 1995, the balance available under the amortizing secured term note and possibly short-term borrowings through available lines of credit. For the three months ended March 31, 1996, $0.7 million of capital expenditures have been incurred.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
             None.

Item 2.      Changes in Securities
             None.

Item 3.      Defaults upon Senior Securities
             None.

Item 4.      Submission of Matters to a Vote of Security Holders
             None.

Item 5.      Other Information
             None.

Item 6.      Exhibits and Reports on Form 8-K
             Exhibits - 27 Financial Data Schedule.
             Reports on Form 8-K - None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                        MIDDLESEX WATER COMPANY
                       (Registrant)




Date: May 10, 1996                /A. Bruce O'Connor/
                                   A. Bruce O'Connor
                                   Vice President and Controller