Form 10-Q
period 1996-06-30
MIDDLESEX WATER CO
filed 1996-08-12
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: June 30, 1996                No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at June 30, 1996
Common Stock, No Par Value            4,166,504



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                        Three Months            Six Months
                                        Ended June 30,          Ended June 30,

                                       1996        1995        1996        1995
                                 __________  __________  __________  __________
Operating Revenues              $ 9,631,852 $ 9,607,771 $18,878,801 $18,347,644
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,646,295   4,453,994   9,271,773   8,622,002
 Depreciation                       728,500     694,522   1,450,520   1,371,388
 Taxes,other than Income Taxes    1,406,246   1,415,438   2,790,997   2,716,988
 Federal Income Taxes               665,686     759,096   1,212,046   1,382,309
                                 __________  __________  __________  __________

Total Operating Expenses          7,446,727   7,323,050  14,725,336  14,092,687
                                 __________  __________  __________  __________

Utility Operating Income          2,185,125   2,284,721   4,153,465   4,254,957
Other Income(Expense)-Net           (57,358)     (7,931)    (47,773)     (9,194)
                                 __________  __________  __________  __________

Income Before Interest Charges    2,127,767   2,276,790   4,105,692   4,245,763
Interest Charges                    820,433     770,163   1,645,095   1,526,136
                                 __________  __________  __________  __________

Net Income                        1,307,334   1,506,627   2,460,597   2,719,627
Preferred Stock Dividend
 Requirements                        39,731      39,732      79,463      79,469
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,267,603 $ 1,466,895 $ 2,381,134 $ 2,640,158
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.30       $0.36       $0.57       $0.65
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,157,585   4,056,551   4,150,383   4,046,903

Cash Dividends Paid per
 Common Share                     $0.27 1/2       $0.27       $0.55       $0.54


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                   June 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,820,182   $ 27,598,613
 Transmission and Distribution                   99,294,904     97,359,802
 General                                         18,211,866     18,169,056
 Construction Work in Progress                      728,762      1,207,538
                                                ___________    ___________

     TOTAL                                      146,055,714    144,335,009

Less Accumulated Depreciation                    27,569,320     26,402,377
                                                ___________    ___________

     UTILITY PLANT-NET                          118,486,394    117,932,632
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,730,680      1,735,048
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        4,770,486      4,900,640
 Marketable Securities                                1,548          1,548
 Temporary Cash Investments-Restricted              295,344         77,190
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,242,501      4,224,653
 Unbilled Revenues                                2,462,743      2,170,143
 Materials and Supplies(at average cost)          1,111,432      1,030,801
 Prepayments                                        637,890        584,124
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        13,521,944     12,989,099
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,311,533      7,160,533
 Unamortized Debt Expense                         2,908,817      2,969,281
 Preliminary Survey and Investigation Charges       901,559        833,869
 Other                                            1,531,516      1,201,745
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      12,653,425     12,165,428
                                                ___________    ___________

          TOTAL                                $146,392,443   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                   June 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $103,709,382   $103,269,966

CURRENT LIABILITIES:
 Accounts Payable                                 1,759,718      1,521,515
 Current Portion of Long-term Debt                  240,000        240,000
 Customer Deposits                                  361,733        348,631
 Taxes Accrued                                    4,583,475      4,321,919
 Interest Accrued                                 1,174,801      1,216,851
 Other                                            1,456,797      1,161,630
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    9,576,524      8,810,546
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               9,071,614      9,207,565
 Accumulated Deferred Investment Tax Credits      2,344,574      2,380,416
 Accumulated Deferred Federal Income Taxes       11,447,010     11,147,627
 Other                                            1,946,131      1,985,654
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      24,809,329     24,721,262
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              8,297,208      8,020,433
                                                ___________    ___________

          TOTAL                                $146,392,443   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                   June 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1996,4,166,504
                     1995,4,136,972            $ 29,400,014   $ 28,820,844
 Retained Earnings                               18,923,063     18,822,817
                                                ___________    ___________

     TOTAL COMMON EQUITY                         48,323,077     47,643,661
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series-14,901 Shares            1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series-1,017 Shares               101,700        101,700
   Outstanding,$4.75 Series-10,000 Shares         1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             2,500,000      2,500,000
  7.00% Promissory Notes,due April 21,2000          960,000      1,200,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       52,960,000     53,200,000
    Less: Current Portion of Long-term Debt        (240,000)      (240,000)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,720,000     52,960,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $103,709,382   $103,269,966
                                                ___________    ___________

                                         Three Months Ended     Year Ended
                                                   June 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 18,822,817   $ 17,699,422
 Net Income                                       2,460,597      5,703,744
                                                ___________    ___________
     TOTAL                                       21,283,414     23,403,166
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         79,463        158,497
  Common Stock                                    2,280,888      4,421,852
                                                ___________    ___________
     TOTAL DEDUCTIONS                             2,360,351      4,580,349
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 18,923,063   $ 18,822,817
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Six Months Ended June 30,
                                                       1996           1995
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  2,460,597   $  2,719,627
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                  1,498,900      1,427,944
   Provision for Deferred Income Taxes              299,383        111,223
   Allowance for Funds Used During Construction     (15,879)       (13,707)
  Changes in Current Assets and Liabilities:
   Accounts Receivables                             (17,848)       570,657
   Materials and Supplies                           (80,631)       (58,368)
   Accounts Payable                                 238,203       (204,674)
   Accrued Income Taxes                             261,556        292,093
   Accrued Interest                                 (42,050)        18,990
   Unbilled Revenues                               (292,600)      (481,168)
   Other-Net                                         80,565         19,876
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         4,390,196      4,402,493
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (1,985,955)<F1>(5,271,018)<F1>
 Notes Receivable                                         0     (1,250,000)
 Marketable Securities                                    0        (37,528)
 Preliminary Survey and Investigation Charges       (67,690)        (4,800)
 Other-Net                                         (366,943)        46,807
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (2,420,588)    (6,516,539)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                      (240,000)             0
 Proceeds from Issuance of Long-term Debt                 0      1,200,000
 Deferred Debt Issuance Expenses                       (251)        (8,000)
 Temporary Cash Investments-Restricted             (219,154)        (2,123)
 Proceeds from Issuance of Common Stock-Net         579,170        681,716
 Payment of Preferred Dividends                     (79,463)       (79,034)
 Payment of Common Dividends                     (2,280,888)    (2,183,234)
 Customer Advances and Contributions-Net            140,824       (101,275)
 Redemption of Preferred Stock                            0       (123,800)
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES            (2,099,762)      (615,750)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS            (130,154)    (2,729,796)
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,900,640      3,854,186
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  4,770,486   $  1,124,390
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,612,667   $  1,428,917
    Income Taxes                               $  1,125,000   $  1,386,000

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

The consolidated notes accompanying the 1995 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and its cash flows for the periods ended June 30, 1996 and 1995. Information included in the Balance Sheet as of December 31, 1995 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Regulatory Matters

On February 21, 1996, Pinelands Water and Wastewater
Companies filed petitions with the New Jersey Board of Public Utilities (BPU) for increases in rates seeking overall increases in revenues of approximately $0.6 million.
The Pinelands Companies have requested phasing in the proposed rate increase over a three-year period to minimize the impact on customers. The increase is required to allow proper maintenance, development and improvement of the utility plant and to cover the additional costs of power, chemicals, insurance, labor, benefits, depreciation and taxes. A decision on this matter is expected by the fourth quarter of 1996.

On April 16, 1996, the Company filed a petition with the BPU seeking approval for a Purchased Water Adjustment Clause
(PWAC). A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers changes in the cost of purchasing water, without the need for filing a full base rate case. The Company is seeking recovery of approximately $0.2 million of increased costs. A decision on this matter is expected to be rendered during the third quarter of 1996.

Note 3 - Capitalization

Common Stock - During the second quarter, 15,606 common shares ($0.3 million) were issued under the Company's
Dividend Reinvestment and Common Stock Purchase Plan.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE
30, 1995

Revenues increased by less than 1% for the second quarter and by 3.0% or $0.5 million for the first half of 1996.
These increases are primarily due to increased consumption in New Jersey, an increased customer base in Delaware, and contract services rendered by USA. Revenues have been impacted in the second quarter by unseasonal temperatures and unexpected rain patterns.

Operation and maintenance expenses increased 4.3% for the second quarter and 7.5% for the six months ended June 30, 1996. This was the result of increased purchased water and power, chemicals, outside professional services, labor, employee benefits, and the inclusion of the Pinelands Water and Wastewater Companies for the entire six month period in 1996. These increases were partially offset by decreases in insurance and routine maintenance costs.

Depreciation expense for the second quarter and first half of 1996 increased 4.9% and 5.8%, respectively. These increases reflect the full effect of the acquisition of the Pinelands Companies' fixed assets in April of 1995 and other plant additions of $3.6 million since June 30, 1995.

Federal Income Taxes decreased by 12.3% for both the quarter and year-to-date due largely to a lower level of taxable income.

Interest expense for the second quarter and first half of 1996 increased 6.5% and 7.8%, respectively, as a result of a long-term financing of $2.5 million by Tidewater in late
1995.

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

Liquidity: To finance the 1996 Capital Program, the Company will utilize internally-generated cash and cash balances on hand at December 31, 1995 and possibly short-term borrowings through available lines of credit. For the six months ended June 30, 1996, $2.0 million of capital expenditures have been incurred.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         Exhibits - 27 Financial Data Schedule
         Reports on Form 8-K - None

SIGNATURE


    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                          MIDDLESEX WATER COMPANY
                         (Registrant)


                         /A. Bruce O'Connor/
Date: August 12, 1996     A. Bruce O'Connor
                          Vice President and Controller