Form 10-Q
period 1996-09-30
MIDDLESEX WATER CO
filed 1996-11-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: September 30, 1996           No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at September 30, 1996
Common Stock, No Par Value            4,190,378



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                    Three Months            Nine Months
                                    Ended September 30,     Ended September 30,

                                       1996        1995        1996        1995
                                 __________  __________  __________  __________
Operating Revenues              $ 9,934,128 $10,446,934 $28,812,929 $28,794,578
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,614,937   4,428,294  13,886,710  13,050,296
 Depreciation                       737,088     716,860   2,187,608   2,088,248
 Taxes,other than Income Taxes    1,438,272   1,483,365   4,229,269   4,200,353
 Federal Income Taxes               747,978   1,029,891   1,960,024   2,412,200
                                 __________  __________  __________  __________

Total Operating Expenses          7,538,275   7,658,410  22,263,611  21,751,097
                                 __________  __________  __________  __________

Utility Operating Income          2,395,853   2,788,524   6,549,318   7,043,481
Other Income(Expense)-Net           (86,483)    (90,599)   (134,256)    (99,793)
                                 __________  __________  __________  __________

Income Before Interest Charges    2,309,370   2,697,925   6,415,062   6,943,688
Interest Charges                    815,756     775,952   2,460,851   2,302,088
                                 __________  __________  __________  __________

Net Income                        1,493,614   1,921,973   3,954,211   4,641,600
Preferred Stock Dividend
 Requirements                        39,732      39,731     119,195     119,200
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,453,882 $ 1,882,242 $ 3,835,016 $ 4,522,400
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.35       $0.46       $0.92       $1.11
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,179,249   4,095,254   4,160,075   4,063,197

Cash Dividends Paid per
 Common Share                     $0.27 1/2       $0.27   $0.82 1/2       $0.81


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                              September 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 28,113,797   $ 27,598,613
 Transmission and Distribution                  100,238,955     97,359,802
 General                                         18,236,077     18,169,056
 Construction Work in Progress                    1,373,774      1,207,538
                                                ___________    ___________

     TOTAL                                      147,962,603    144,335,009

Less Accumulated Depreciation                    28,068,139     26,402,377
                                                ___________    ___________

     UTILITY PLANT-NET                          119,894,464    117,932,632
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,728,496      1,735,048
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        3,858,968      4,900,640
 Marketable Securities                                1,548          1,548
 Temporary Cash Investments-Restricted               78,844         77,190
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,275,983      4,224,653
 Unbilled Revenues                                2,396,343      2,170,143
 Materials and Supplies(at average cost)          1,088,314      1,030,801
 Prepayments                                        547,291        584,124
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        12,247,291     12,989,099
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,373,233      7,160,533
 Unamortized Debt Expense                         2,878,584      2,969,281
 Preliminary Survey and Investigation Charges     1,192,284        833,869
 Other                                            1,630,934      1,201,745
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      13,075,035     12,165,428
                                                ___________    ___________

          TOTAL                                $146,945,286   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                              September 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $104,307,675   $103,269,966

CURRENT LIABILITIES:
 Accounts Payable                                 1,582,389      1,521,515
 Current Portion of Long-term Debt                  240,000        240,000
 Customer Deposits                                  369,293        348,631
 Taxes Accrued                                    4,699,738      4,321,919
 Interest Accrued                                   470,693      1,216,851
 Other                                            1,469,060      1,161,630
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    8,831,173      8,810,546
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               9,042,102      9,207,565
 Accumulated Deferred Investment Tax Credits      2,326,655      2,380,416
 Accumulated Deferred Federal Income Taxes       11,786,363     11,147,627
 Other                                            2,011,733      1,985,654
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      25,166,853     24,721,262
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              8,639,585      8,020,433
                                                ___________    ___________

          TOTAL                                $146,945,286   $144,822,207
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                              September 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Authorizied,6,000,000 Shares
  Outstanding Shares-1996,4,190,378
                     1995,4,136,972            $ 29,693,763   $ 28,820,844
 Retained Earnings                               19,227,607     18,822,817
                                                ___________    ___________

     TOTAL COMMON EQUITY                         48,921,370     47,643,661
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Authorized,100,000 Shares;Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Authorized,69,418 Shares
 Convertible:
   Outstanding,$7 Series -    14,901 Shares       1,564,605      1,564,605
 Nonredeemable:
   Outstanding,$7 Series -     1,017 Shares         101,700        101,700
   Outstanding,$4.75 Series - 10,000 Shares       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             2,500,000      2,500,000
  7.00% Promissory Notes,due April 21,2000          960,000      1,200,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       52,960,000     53,200,000
    Less: Current Portion of Long-term Debt        (240,000)      (240,000)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,720,000     52,960,000
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $104,307,675   $103,269,966
                                                ___________    ___________

                                          Nine Months Ended     Year Ended
                                              September 30,   December 31,
                                                       1996           1995
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 18,822,817   $ 17,699,422
 Net Income                                       3,954,211      5,703,744
                                                ___________    ___________
     TOTAL                                       22,777,028     23,403,166
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                        119,195        158,497
  Common Stock                                    3,430,226      4,421,852
                                                ___________    ___________
     TOTAL DEDUCTIONS                             3,549,421      4,580,349
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 19,227,607   $ 18,822,817
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                           Nine Months Ended September 30,
                                                       1996           1995
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  3,954,211   $  4,641,600
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                  2,252,913      2,173,664
   Provision for Deferred Income Taxes              638,736        238,643
   Allowance for Funds Used During Construction     (37,458)       (22,764)
  Changes in Current Assets and Liabilities:
   Accounts Receivables                             (51,330)      (363,104)
   Materials and Supplies                           (57,513)      (107,064)
   Accounts Payable                                  60,874       (299,873)
   Accrued Income Taxes                             377,819        438,621
   Accrued Interest                                (746,158)      (196,486)
   Unbilled Revenues                               (226,200)      (532,700)
   Other-Net                                        159,759         98,108
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         6,325,653      6,068,645
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (4,108,309)<F1>(6,790,753)<F1>
 Notes Receivable                                         0     (1,250,000)
 Marketable Securities                                    0        (54,279)
 Preliminary Survey and Investigation Charges      (358,415)      (116,534)
 Other-Net                                         (435,883)       178,304
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (4,902,607)    (8,033,262)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                      (240,000)             0
 Proceeds from Issuance of Long-term Debt                 0      1,200,000
 Deferred Debt Issuance Expenses                       (251)        (8,000)
 Temporary Cash Investments-Restricted               (1,654)       214,335
 Proceeds from Issuance of Common Stock-Net         872,919      1,215,980
 Payment of Preferred Dividends                    (119,195)      (118,765)
 Payment of Common Dividends                     (3,430,226)    (3,288,494)
 Customer Advances and Contributions-Net            453,689        (98,958)
 Redemption of Preferred Stock                            0       (123,800)
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES            (2,464,718)    (1,007,702)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS          (1,041,672)    (2,972,319)
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,900,640      3,854,186
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  3,858,968   $    881,867
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  2,867,452   $  2,162,361
    Income Taxes                               $  1,616,998   $  2,053,000

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

The consolidated notes accompanying the 1995 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and its cash flows for the periods ended September 30, 1996 and 1995. Information included in the Balance Sheet as of December 31, 1995 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Regulatory Matters

On February 21, 1996, Pinelands Water and Wastewater Companies filed petitions with the New Jersey Board of Public Utilities (BPU) for increases in rates seeking overall increases in revenues of approximately $0.6 million. The Pinelands Companies have requested phasing in the proposed rate increase over a three-year period to minimize the impact on customers. The increase is required to allow proper maintenance, development and improvement of the utility plant and to cover the additional costs of power, chemicals, insurance, labor, benefits, depreciation and taxes. A decision is expected in the fourth quarter of 1996.

On April 16, 1996, the Company filed a petition with the BPU seeking approval for a Purchased Water Adjustment Clause (PWAC). A PWAC is a regulatory vehicle that allows New Jersey water utilities to pass along to, or credit, customers changes in the cost of purchasing water, without the need for filing a full base rate case. On October 9, 1996, the Company received approval from the BPU to increase its PWAC rate, which will allow the Company to recover approximately $.2 million in increased purchased water costs.

Note 3 - Capitalization

Common Stock - During the third quarter, 23,874 common shares ($0.3 million) were issued under the Company's Restricted Stock Plan and the Dividend Reinvestment and Common Stock Purchase Plan.

Long-Term Debt - Subsequent to the end of the third quarter of 1996, Tidewater borrowed the remaining amount of $1.0 million available through its amortizing secured term loan agreement resulting in a weighted fixed interest rate of 8.05% on the total $3.5 million borrowed. Monthly principal payments will begin in January 1997 with the final payment due in December 2021.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30,
1995

Revenues decreased by 5% or $0.5 million for the third quarter and remained stable for the first nine months of 1996. The decrease in the quarter is the result of lower consumption in New Jersey service territories partially offset by contract services rendered by Utility Service Affiliates, Inc., and increased revenues in Delaware operations, resulting from an increased customer base.

Operation and maintenance expenses increased 4.2% for the third quarter and 6.4% for the nine months ended September 30, 1996. This was the result of increased purchased water, chemicals, labor and the inclusion of Pinelands Water and Wastewater Companies for the entire nine month period in 1996. These increases were partially offset by decreases in purchased power, insurance and routine maintenance.

Depreciation expense for the third quarter and the first nine months of 1996 increased 2.8% and 4.8%, respectively. These increases reflect the full effect of the acquisition of the Pinelands Companies' fixed assets in April of 1995 and other plant additions of $3.3 million since
September 30, 1995.

Taxes, other than Income Taxes decreased 3.0% for the quarter due mainly to a decline in revenue based taxes. For the first nine months, there was an increase of less than 1.0%.

Federal Income Taxes decreased 27.4% for the quarter and 18.7% year-to-date due to a lower level of taxable income.

Interest expense for the third quarter and the first nine months of 1996 increased by 5.1% and 6.9%, respectively, as a result of the long-term financing by Tidewater in late 1995.

Capital Resources: The revised consolidated capital program for 1996 is estimated at $7.0 million inclusive of $4.2 million for routine capital expenditures and $2.8 million for special plant additions. The $4.2 million for routine plant items is comprised of $1.4 million for mains, $1.0 million for cleaning and lining, $0.5 million for service lines, $0.4 million for meters, and $0.9 million for various other items. The $2.8 million for special plant additions includes $1.6 million for water systems additions and improvements in Delaware, $0.8 million for plant modifications and improvements, $0.2 million for improvements to the Pinelands Companies' systems, and $0.2 million for miscellaneous items.

Liquidity: To finance the 1996 Capital Program, internally-generated cash and cash balances on hand at December 31, 1995 will be utilized. For the nine months ended September 30, 1996, $4.1 million of capital expenditures have been incurred.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              Exhibits - 27 Financial Data Schedule
              Reports on Form 8-K - None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             MIDDLESEX WATER COMPANY
                            (Registrant)


                            /A. Bruce O'Connor/
Date: November 13, 1996      A. Bruce O'Connor
                             Vice President and Controller