Form 10-K
period 1996-12-31
MIDDLESEX WATER CO
filed 1997-03-31
CIK 66004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                           Commission File
For the Fiscal Year ended December 31, 1996                   No. 0-422
                          -----------------                   ---------

                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)

            New Jersey                                        22-1114430
            ----------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1500 Ronson Road, Iselin, New Jersey                          08830-3020
------------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)

                                 (908) 634-1500
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each Class                                 on which registered
--------------------                                -------------------
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

         YES     X     .                     NO           .
            ------------                       ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 18, 1997 was $72,766,227 based on the closing market price of $17.25 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at March 18, 1997
                  -----                          -----------------------------
     Common Stock, No par Value                               4,218,332
     --------------------------

                       Documents Incorporated by Reference
                       -----------------------------------

Annual Report to shareholders for fiscal year ended December 31, 1996; pages 10 through 23. Parts II and IV.
================================================================================

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

         Tidewater provides water services to almost 6,600 retail customers for domestic, commercial and fire protection purposes in over 75 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

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

         The South River Basin Transmission Main was scheduled to be constructed in three stages, designated Sections C, B, and A, to meet the increasing demands of the customers in the Critical Area. Section C, which was connected to Marlboro in 1991, comprises a 6.5 mile main extending the Middlesex system from the southern end of the Perth Amboy line to Marlboro Township in Monmouth County. The Company completed construction of Section B, a 5 mile extension northwest through Old Bridge to East Brunswick, that was operational in 1993. In 1993, an interconnecting pipeline was constructed by East Brunswick thereby providing for an alternative means of transporting water from the Carl J. Olsen Water Treatment Plant (CJO Plant) to the South River Basin customers. The Company currently anticipates that Section A may be constructed towards the middle of the next decade, when demands in the region grow, and will directly connect Sections B and C to the Company's CJO Plant in Edison.

         Financial Information

         Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                       (000's)
                               Years Ended December 31,
                         -----------------------------------
                         1996           1995          1994
                         ----           ----          ----
Operating Revenues      $38,025       $37,847        $36,122
                         ======        ======         ======
Operating Income        $ 8,222       $ 8,662        $ 8,452
                         ======        ======         ======

Operating revenues were derived from the following sources:

                             Years Ended December 31,
                             ------------------------

                          1996        1995        1994
                          ----        ----        ----
Residential               39.7%       40.2%       39.6%
Commercial                11.4        11.6        11.9
Industrial                17.4        17.6        18.3
Fire Protection           12.2        12.0        12.1
Contract Sales            17.8        17.6        17.5
Miscellaneous              1.5         1.0         0.6
                          ----        ----        ----

     TOTAL               100.0%      100.0%      100.0%
                         =====       =====       =====

         Water Supplies and Contracts

         The Company's water utility plant consists of source of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. The New Jersey and Delaware water supply systems are physically separate and are not interconnected. The newly acquired Pinelands system is not interconnected to the Middlesex system.

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

         The principal source of surface supply in New Jersey is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day
(mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 5 mgd renewed through April 30, 1997. The Company also has an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

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

         The Pinelands water system obtains its supply from groundwater sources equipped with three electric motor driven deep well turbine pumps and one electric motor driven submersible pump.

         The Company's New Jersey groundwater sources are:

                                     1996 Max. Day
                                        Pumpage      Pump
                             No. of  (millions of  Capacity
     Middlesex System        Wells     gallons)      (mgd)     Location
     ----------------        -----     --------      -----     --------
Park Avenue                    15         11.3        15.2  South Plainfield
Tingley Lane North              4          3.1         2.8  Edison
Tingley Lane South              5          2.3         2.6  Edison
Spring Lake                     4          1.2         2.8  South Plainfield
Sprague Avenue #1               1          1.6         1.1  South Plainfield
Sprague Avenue #2               1          1.3         1.3  South Plainfield
Maple Avenue                    1          1.1         0.9  South Plainfield
Thermal Well                    1          0.2         0.2  Edison
                               --
       Total                   32
                               ==
     Pinelands System
     ----------------
Leisuretowne/Hampton Lakes     4          2.1         2.2   Southampton Township

         Water supply to Delaware customers is derived from Tidewater's 84 wells, which provided overall system delivery of 350 mg during 1996. Tidewater does not have a central treatment facility. Several of the water systems in Sussex County and New Castle County have interconnected transmission systems. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration. Water supply to Pinelands Water customers is through four (4) wells drilled into the Mt. Laurel aquifer. Treatment (disinfection only) is done at individual well sites.

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

         Competition

         The business of the Company in its franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities; however, its ability to provide some contract water supply services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the Delaware Department of Natural Resources and Environmental Control (DNREC) awarding franchises to other regulated water purveyors.

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

         Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements. In addition, the environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as by-products of treatment. The Company, as with many other water companies, participates in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulation and on the method selected to implement such reduction; however, the cost to the Company of complying with proposed regulations promulgated in light of some of the standards being discussed might, depending upon the treatment process selected, be as high as $20 million, based upon current estimates. The regular testing by the Company of the water it supplies shows that the Company is in compliance with existing Federal, New Jersey and Delaware water quality requirements.

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

         Employees

         As of December 31, 1996, the Company had a total of 142 employees in New Jersey, and Tidewater had a total of 19 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

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

         The CJO Plant includes chemical storage and chemical feed equipment, dual-rapid mixing basins, four reinforced concrete mechanical flocculation compartments, four underground reinforced concrete settling basins, eight rapid filters containing gravel, sand and anthracite for water treatment and a steel wash-water tank. The nominal design capacity of the CJO Plant is 30 mgd (45 mgd maximum capacity). Provision had been made to increase the nominal design capacity to 60 mgd (90 mgd maximum capacity) by the future construction of additional treatment facilities. The Company has recently begun engineering work to install alternative treatment processes and to upgrade and expand the CJO Plant.

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

         At December 31, 1996, the Company owned property and other facilities located at the Robinson's Branch of the Rahway River. The storage facilities, consisting of an impounding reservoir, have been classified as nonutility plant. They are located in Clark Township, near the north central part of the territory served. The reservoir has a capacity of 232 mg and a tributary drainage area of approximately 25 square miles. There are no treatment facilities at this site. On March 6, 1997, the Company transferred the Robinson's Branch Reservoir to the Township of Clark and transferred a conservation easement on the property to the New Jersey Conservation Foundation. Although the reservoir has not been used as a water supply since approximately 1970, the Company intends to retain its water diversion rights for possible future use. Under the terms of the transaction, the municipality is to assume the obligation to make certain improvements to the reservoir's dam required under the New Jersey Dam Safety Act.

         The Company owns the properties in New Jersey on which its 32 wells are located. The Company owns its two-building headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two-story office building and a 16,500 square foot maintenance facility. The Company's Delaware operations are managed from Tidewater's newly leased offices in Odessa, Delaware. The property, owned by White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater consists of a newly renovated 1,600 square foot building situated on a one (1) acre lot with ample room for expansion. The area is commercially zoned. Pinelands Water owns the well site properties which are located in Southampton Township, New Jersey. The 12 acre wastewater plant site is owned by Pinelands Wastewater.

         Middlesex storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison (Grandview), 5 mg reservoir in Carteret (Eborn) and 2 mg reservoir at the Park Avenue Well Field. Pinelands Water storage facility is a 1.2 mg standpipe. Tidewater's systems include 21 ground level storage tanks with the following capacities; 11 - 30,000 gallons, 5
- 25,000 gallons, 3 - 120,000 gallons, 1 - 135,000 gallons and 1 - 82,000 gallons.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters Price Range of Common Stock

         The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

        1996                High                Low             Dividend
        ----                ----                ---             --------

First Quarter              $19.25             $17.25            $0.27 1/2
Second Quarter              17.50              15.50             0.27 1/2
Third Quarter               18.00              16.00             0.27 1/2
Fourth Quarter              18.25              16.75             0.28

        1995                High               Low             Dividend
        ----                ----               ---             --------
First Quarter              $17.00             $15.25            $0.27
Second Quarter              16.50              15.25             0.27
Third Quarter               17.75              15.75             0.27
Fourth Quarter              18.75              16.75             0.27 1/2


         Approximate Number of Equity Security Holders As of December 31, 1996

                                                                     Number of
                                 Title of Class                   Record Holders
                                 --------------                   --------------
         Common Stock, No par Value                                    2,342
         Cumulative Preferred Stock, No par Value:
            $7      Series                                                17
            $4.75   Series                                                 1
         Cumulative Convertible Preferred Stock, No par Value:
            $7      Series                                                 4


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

Item 6.  Selected Financial Data

         This information is incorporated herein by reference to the attached
Exhibit 13, 1996 Annual Report to Shareholders, Page 23.

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         This information is incorporated herein by reference to the attached
Exhibit 13, 1996 Annual Report to Shareholders, Pages 10 and 11.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements and Independent Auditors' Report are incorporated herein by reference to the attached Exhibit 13, 1996 Annual Report to Shareholders, Pages 12 through 22. The supplementary data is included as indicated under Part IV, Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The following information is provided with respect to each Director and Executive Officer of the Company.

                           Director  Term
        Name           Age  Since   Expires          Position
        ----           ---  -----   -------          --------
Walter J. Brady        55    N/A      N/A    Vice President-Administration
John C. Cutting        60    1996    5/97    Director
Ernest C. Gere         64    1988    5/97    Director
John P. Mulkerin       59    1996    5/97    Director
Stephen H. Mundy       63    1977    5/98    Director
A. Bruce O'Connor      38    N/A      N/A    Vice President and Controller
Philip H. Reardon      60    1991    5/97    Director
Marion F. Reynolds     57    N/A      N/A    Vice President, Secretary and
                                             Treasurer
Richard A. Russo       51    1994    5/98    Executive Vice President
Carolina M. Schneider  78    1982    5/98    Director
William E. Scott       77    1978    5/99    Director
Jeffries Shein         56    1990    5/99    Director
Dennis G. Sullivan     55    N/A      N/A    Vice President and General Counsel,
                                                Assistant Secretary-Assistant
                                                Treasurer
J. Richard Tompkins    58    1981    5/99    Chairman of the Board and President
Ronald F. Williams     48    N/A      N/A    Vice President-Operations

Walter J. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, and Vice President-Administration in 1989. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

John C. Cutting is a Senior Engineer with Science Applications International Corporation, Pittsburgh, Pennsylvania, specialists in information, energy and military systems, since 1987.

Ernest C. Gere, was Senior Vice President & Chief Financial Officer of Middlesex from 1986 until his retirement in 1996.

John P. Mulkerin is President of the First Savings Bank/SLA of Perth Amboy, New Jersey, and a Director since 1996 and prior to that date was Executive Vice President since 1987. He is also a Director of the Raritan Bay Health Services Corporation; President and Director of Alliance Distribution Center, Inc., and Trustee of Daytop Village Foundation.

Stephen H. Mundy until his retirement in 1995, was Vice President of A. Stanley Mundy, Inc., public utility contractors, Virginia Beach, Virginia, since 1985 and was a Partner of A. Stanley Mundy & Co.

A. Bruce O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc. and Utility Service Affiliates, Inc., and Vice President and Director of Pinelands Water Company and Pinelands Wastewater Company.

Philip H. Reardon has been President and Chief Executive Officer and a Director of Essex County Gas Company, Amesbury, Massachusetts, since December 1992, and prior to that date was President and Chief Executive Officer of New Jersey Natural Gas Company, Wall, New Jersey since 1987. He is a Director of New England Gas Association, American Gas Association and First & Ocean National Bank, NewburyPort, MA.

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

Jeffries Shein is a Partner in the firm of Jacobson, Goldfarb & Tanzman Associates, a large industrial and commercial brokerage firm in New Jersey since 1968. He is a Director of First Savings Bank/SLA of Perth Amboy, New Jersey.

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

J. Richard Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Director and President of Utility Service Affiliates, Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams, was hired in March 1995 as Assistant Vice
President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991.

Item 11. Executive Compensation

         There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the years 1996, 1995 and 1994 of the Chief Executive Officer and the other four most highly compensated officers.


                           SUMMARY COMPENSATION TABLE

                                             Restricted     All
         Name and                              Stock    Other Annual
    Principal Position     Year    Salary      Awards   Compensation
    ------------------     ----    ------      ------   ------------
                                                 (1)
J. Richard Tompkins        1996    $229,350    $40,844     $ 8,285(2)
Chairman of the Board      1995    $217,261    $42,188     $10,074
   and President           1994    $208,350    $22,855     $ 9,683

Richard A. Russo           1996    $143,350    $21,239     $ 5,989(2)
Executive Vice President   1995    $132,885    $16,875     $ 5,483
                           1994    $121,504    $13,060     $ 4,717

Walter J. Brady            1996     $115,350    $11,436    $ 5,170(2)
Vice President-            1995     $111,350    $10,125    $ 4,569
   Administration          1994     $107,350    $ 9,795    $ 4,394

Dennis G. Sullivan         1996     $111,350    $13,070    $ 4,974(2)
Vice President &           1995     $106,816    $13,500    $ 4,350
   General Counsel         1994     $ 99,754    $11,428    $ 4,060
   Assistant Secretary &
   Assistant Treasurer

Ronald F. Williams         1996     $104,350    $8,169      $ 4,023(2)
Vice President-Operations  1995     $ 76,408(3)     -       $ 1,202
                           1994           - (3)     -            -

(1) The number and value of Restricted Stock held in escrow as of December 31, 1996 were as follows: Mr. Tompkins - 9,400/$157,336; Mr. Russo - 4,600/$77,176; Mr. Brady - 2,800/$47,659; Mr. Sullivan - 3,600/$60,590;
         and Mr. Williams - 500/$8,169. Generally, the restrictions lapse on these awards five years from the date of grant. The restrictions also lapse in the event of a change in control of the Company. All dividends on these shares are paid to the awardees.

(2) Includes employer contribution to the Company's defined contribution plan and life insurance premiums for 1996: Mr. Tompkins ($5,542 and $2,743), Mr. Russo ($5,005 and $984), Mr. Brady ($4,025 and $1,145),
         Mr. Sullivan ($3,885 and $1,089) and Mr. Williams ($3,640 and $383).

(3)      Mr. Williams began his employment with the Company in March 1995.

                     COMPENSATION PURSUANT TO PENSION PLANS
            Annual Benefit based on Compensation and Years of Service

   Final                          Years of Service
   Year's                         ----------------
Compensation    15        20       25        30       35        45
------------    --        --       --        --       --        --
  $100,000   $ 60,013  $ 60,013 $ 60,013  $ 60,013 $ 60,013  $ 73,102
  $125,000   $ 78,763  $ 78,763 $ 78,763  $ 78,763 $ 78,763  $ 92,852
  $150,000   $ 97,513  $ 97,513 $ 97,513  $ 97,513 $ 97,513  $112,602
  $175,000   $116,263  $116,263 $116,263  $116,263 $116,263  $116,263
  $200,000   $135,013  $135,013 $135,013  $135,013 $135,013  $135,013
  $225,000   $153,763  $153,763 $153,763  $153,763 $153,763  $153,763
  $250,000   $172,513  $172,513 $172,513  $172,513 $172,513  $172,513
  $300,000   $210,013  $210,013 $210,013  $210,013 $210,013  $210,013

         All employees who receive pay for 1,000 hours during the year are included in the Plan. Under the noncontributory trusteed defined benefit plan current service costs are funded annually. The Company's annual contribution is determined on an actuarial basis. Benefits are measured from the member's entry date and accrue to normal retirement date or date of early retirement. Benefits are calculated, at normal retirement, at 1.25% of pay up to the Executive's benefit integration level, plus 1.9% of such excess pay, multiplied by service to normal retirement date, capped at 35 years of such excess pay, multiplied by service to normal retirement date of age 65. Average pay is the highest annual average of total pay during any 5 consecutive years within the 10 calendar-year period prior to normal retirement date. Covered compensation under the Pension Plan includes base wages only and not Directors' fees. The benefit integration level is based on the 1996 Summary Compensation Table. The benefit amounts are not subject to any deduction for Social Security benefits or other offset amounts.

         The estimated credited years of service based on normal retirement at age 65 includes 22 years, 20 years, 44 years, 22 years and 19 years for Messrs. Tompkins, Russo, Brady, Sullivan and Williams, respectively.

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

         Vesting starts at 50% for 5 years of service and increases 10% for each year of service for a maximum of 100% vesting at 10 years of service. Annual retirement benefits are payable for 15 years either to the participant or his beneficiary.

         Retirement benefits may be in the form of single life annuity, joint and 50% survivors annuity, joint and 100% survivors annuity, single life annuity with a 10-year certain period and single life annuity with a 15-year certain period paid on an actuarial equivalent basis. The Plan also provides for a preretirement net death benefit of 1-1/2 times base salary at date of death.

         The Company is not obligated to set aside or earmark any monies or other assets specifically for the purpose of funding the Plan. The benefits are in the form of an unfunded obligation of the Company. The Company has elected to purchase Corporate-owned life insurance as a means of satisfying its obligation under this Plan. The Company reserves the right to terminate any plan of life insurance at any time, however, a participant is entitled to any benefits he would have been entitled to under the Plan provisions. For the year 1996 the Company paid life insurance premiums totaling $98,420, for Messrs. Tompkins, Russo, Brady, Sullivan, and Williams.

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

         Compensation of Directors

         A director who is not an officer of the Company or its subsidiary is paid an annual retainer of $6,000 and a fee of $500 for attendance at Board of Directors (Board) meetings, a fee of $250 for attendance at special meetings of the Board, and a fee of $150 for attendance at special Board committee meetings by means of communications facilities, and a fee of $350, for each committee meeting attended. Committee chairmen receive an additional $200 for each committee meeting chaired. Directors who are officers of the Company are paid a fee of $250 for each meeting of the Board attended. Directors of all subsidiaries, except USA, receive $50 for attendance at regular Board meetings.

         Compensation Committee Interlocks and Insider Participation

         During 1996 the members of the Executive Development and Compensation Committee were Stephen H. Mundy, Jeffries Shein and William E. Scott. During 1996 no member of the Executive Development and Compensation Committee was an officer or employee of the Company or a subsidiary. Mr. Stephen H. Mundy has a financial interest in a construction company that was awarded a contract based upon the lowest qualified competitive bid in the amount of $0.9 million in 1996.

          Report of the Executive Development and Compensation Committee

         The compensation program for executive officers of the Company is administered by the Executive Development and Compensation Committee of the Board of Directors. The 1996 Committee was composed of three independent directors: Stephen H. Mundy, Jeffries Shein and William E. Scott. The Committee is responsible for setting and administering the policies which govern annual compensation and Restricted Stock awards. Policies and plans developed by the Committee are approved by the full Board of Directors.

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

         The Company maintains a restricted stock plan for the purpose of attracting and retaining key executives and other employees having managerial or supervisory responsibility who have contributed, or are likely to contribute, significantly to the long-term performance and growth of the Company and its subsidiaries. This plan is designed to enhance financial performance, customer service and corporate efficiency through a performance-based stock award. Annual stock awards are based upon several factors including the participant's ability to contribute to the overall success of the Company.

         The level of awards and the value of the performance are reviewed annually by the Committee. The Committee submits reports on all executive evaluations and restricted stock awards to the full Board of Directors for approval.
                                          1997 Executive Development and
                                             Compensation Committee
                                          Stephen H. Mundy, Chairman
                                          Jeffries Shein
                                          Carolina M. Schneider

      Stock Performance Graph

      Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company's Common Stock, the NASDAQ and a peer group of investor-owned water utilities for the period of five years commencing December 31, 1991. The peer group includes Aquarion Company, California Water Service Company, Connecticut Water Service, Inc., Consumers Water Company, E'town Corporation, IWC Resources Corporation, Philadelphia Suburban Corporation, SJW Corporation, Southern California Water Company, Southwest Water Company, United Water Resources and the Company.


[GRAPHIC OMITTED]

-----------------------------------------------------------------------
             12/31/91  12/31/92  12/31/93  12/31/94  12/31/95  12/31/96
-----------------------------------------------------------------------
Middlesex      $100      $131      $173      $140      $168      $167
-----------------------------------------------------------------------
NASDAQ          100       116       134       131       185       227
-----------------------------------------------------------------------
Peer Group      100       113       129       120       137       178
-----------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners
            and Management


         The following table sets forth information made known to the Company as of December 31, 1996 of any person or group to be a beneficial owner of more than five percent of the Company's Common Stock.

                                       Number of Shares
                                       Beneficially Owned
                                           and Nature of          Percent
           Name and Address           Beneficial Ownership (1)    of Class
           ----------------           --------------------        --------
         PNC Bank Corp.                       301,312               7.17
         One PNC Plaza
         Pittsburgh, PA 15222

         (1) Beneficial owner has sole voting and shared dispositive power over 292,800 shares, shared voting power over 1,000 shares and sole dispositive power over 7,512 shares.

         The following information pertains to the Common Stock of the Company beneficially owned, directly or indirectly, by all Directors and Officers of the Company as a group, as of December 31, 1996.

                                 Common Stock
                                 ------------
                               Number    Percent
                                 of         of
                               Shares     Class
                               ------     -----

Walter J. Brady                  7,102      .17
John C. Cutting                 16,130      .38
Ernest C. Gere                   5,859      .14
John P. Mulkerin                 2,500      .06
Stephen H. Mundy                31,194      .74
A. Bruce O'Connor                2,299      .05
Philip H. Reardon                5,017      .12
Marion F. Reynolds               8,509      .20
Richard A. Russo                 7,266      .17
Carolina M. Schneider            8,436      .20
William E. Scott                 5,401      .13
Jeffries Shein(2)               65,697     1.56
Dennis G. Sullivan               5,475      .13
J. Richard Tompkins             19,853      .47
Ronald F. Williams                 631      .02
                               -------     ----
     Totals                    191,369     4.55
                               =======     ====

         (2) Includes 7,429 shares over which Mr. Shein has shared voting powers.

No Preferred Stock is beneficially owned, directly or indirectly by any Officer or Director.

Item 13. Certain Relationships and Related Transactions

         During 1996, 1995 and 1994, the Company had transactions with a construction company in which a Director has a financial interest. Major construction transactions were awarded on the basis of competitive bids approved by the Board of Directors (with the interested Director abstaining) and amounted to $0.9 million, $0.9 million and $0.6 million for the years 1996, 1995 and 1994, respectively. These amounts included less than $0.1 million due the construction company at December 31, 1996, 1995 and 1994.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

The following information is incorporated herein by reference to the attached
Exhibit 13, 1996, Annual Report to Shareholders, pages 10 through 23:

Management's Discussion and Analysis, Pages 10-11

Consolidated Balance Sheets at December 31, 1996, and 1995, Pages 12-13

Consolidated Statements of Income for each of the three years in the period ended December 31, 1996, Page 14

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1996, and 1995 Page 15

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996, Page 16

Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1996, Page 17

Notes to Consolidated Financial Statements, Pages 18-22

Independent Auditors' Report, Page 22

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


Chairman of the Board and
President and Director           /s/ J. Richard Tompkins/                3/27/97
                                 --------------------------------        -------
                                  J. Richard Tompkins                     Date


Executive Vice President and     /s/ Richard A. Russo/                   3/27/97
Director                         --------------------------------        -------
                                  Richard A. Russo                        Date


Vice President and Controller    /s/ A. Bruce O'Connor/                  3/27/97
Principal Accounting Officer     --------------------------------        -------
                                  A. Bruce O'Connor                       Date


Director                         /s/ John C. Cutting/                    3/27/97
                                 --------------------------------        -------
                                  John C. Cutting                         Date


Director                         /s/ Ernest C. Gere/                     3/27/97
                                 --------------------------------        -------
                                  Ernest C. Gere                          Date


Director                         /s/ John P. Mulkerin/                   3/27/97
                                 --------------------------------        -------
                                  John P. Mulkerin                        Date


Director                         /s/ Stephen H. Mundy/                   3/27/97
                                 --------------------------------        -------
                                  Stephen H. Mundy                        Date


Director                         /s/ Philip H. Reardon/                  3/27/97
                                 --------------------------------        -------
                                  Philip H. Reardon                       Date


Director                         /s/ Carolina M. Schneider/              3/27/97
                                 --------------------------------        -------
                                  Carolina M. Schneider                   Date


Director                         /s/ William E. Scott/                   3/27/97
                                 --------------------------------        -------
                                  William E. Scott                        Date


Director                         /s/ Jeffries Shein/                     3/27/97
                                 --------------------------------        -------
                                  Jeffries Shein                          Date

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                          Previous Filing's
Exhibit                                               Registration        Exhibit
  No.                  Document Description             No.     .        No.    .
-------                --------------------           ------------       ----------
  3.1    Certificate of Incorporation of the Company,
         as amended, filed as Exhibit 3.1 of 1993
         Form 10-K.

  3.2    Bylaws of the Company, as amended.              33-54922        3.2

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

*10.1 Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company.

 10.2    Copy of Mortgage, dated April 1, 1927,
         between the Company and Union County
         Trust Company, as Trustee, as
         supplemented by Supplemental Indentures,
         dated as of October 1, 1939, April 1,
         1946, April 1, 1949, February 1, 1955 and
         December 1, 1959.                                2-15795        4(a)-4(f)

 10.3    Copy of Supplemental Indenture, dated as
         of January 15, 1963, between the Company
         and Union County Trust Company, as Trustee.      2-21470        4(b)

 10.4    Copy of Supplemental Indentures, dated as
         of July 1, 1964, June 1, 1965, February
         1, 1968, December 1, 1968, December 1,
         1970, December 1, 1972 and June 15, 1991,
         between the Company and Union County                            10.4 - 10.9
         Trust Company, as Trustee                       33-54922        and 10.16



                                                          Previous Filing's
Exhibit                                               Registration        Exhibit
  No.                  Document Description             No.     .        No.    .
-------                --------------------           ------------       ----------
 10.5    Copy of Supplemental Indenture, dated as
         of April 1, 1979, between the Company and
         United Counties Trust Company, as
         successor Trustee.                               2-64770        5.9

 10.6    Copy of Supplemental Indenture, dated as
         of April 1, 1983, between the Company and
         United Counties Trust Company, as
         successor Trustee.                               2-94106        10.12

 10.7    Copy of Supplemental Indenture, dated as
         of August 15, 1988, between the Company
         and United Counties Trust Company, as
         Trustee.                                        33-31476        4.3

 10.8    Copy of Trust Indenture, dated as of June
         15, 1991, between the New Jersey Economic
         Development Authority and Midlantic
         National Bank, as Trustee.                      33-54922        10.17

 10.9    Copy of Supply Agreement, dated as of
         November 17, 1986, between the Company
         and the Old Bridge Municipal Utilities
         Authority.                                      33-31476        10.12

 10.10   Copy of Supply Agreement, dated as of
         July 14, 1987, between the Company and
         the Marlboro Township Municipal Utilities
         Authority, as amended.                          33-31476        10.13

 10.11   Copy of Supply Agreement, dated as of
         February 11, 1988, with modifications
         dated February 25, 1992, and April 20,
         1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

 10.12   Copy of Water Purchase Contract and
         Supplemental Agreement, dated as of May
         12, 1993, between the Company and the New
         Jersey Water Supply Authority filed as
         Exhibit No. 10.12 of 1993 Form 10-K.

 10.13   Copy of Treating and Pumping Agreement,
         dated April 9, 1984, between the Company
         and the Township of East Brunswick.             33-31476        10.17

 10.14   Copy of Supply Agreement, dated June 4,
         1990, between the Company and Edison
         Township.                                       33-54922        10.24



                                                          Previous Filing's
Exhibit                                               Registration        Exhibit
  No.                  Document Description             No.     .        No.    .
-------                --------------------           ------------       ----------
*10.15   Copy of Supply Agreement, between the
         Company and the Borough of Highland Park

 10.16   Copy of Pipeline Lease Agreement, dated
         as of January 9, 1987, between the
         Company and the City of Perth Amboy.            33-31476        10.20

 10.17   Copy of Supplemental Executive Retirement
         Plan, effective January 1, 1984, as
         amended.                                        33-31476        10.21

 10.18   Copy of 1989 Restricted Stock Plan, filed
         as Appendix A to the Company's Definitive
         Proxy Statement, dated April 19, 1989,
         and filed April 5, 1989.                        33-31476        10.22

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

*10.24   Copy of Supply Agreement between the
         Company and the City of South Amboy.

*13      Annual Report to Shareholders for the
         year ended December 31, 1996, pages 10
         through 23.

*23      Independent Auditors' Consent.

*27      Financial Data Schedule