Form 10-Q
period 1997-03-31
MIDDLESEX WATER CO
filed 1997-05-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: March 31, 1997               No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at March 31, 1997
Common Stock, No Par Value            4,218,332



                 PART I. - FINANCIAL INFORMATION

                   MIDDLESEX WATER COMPANY
                   CONSOLIDATED STATEMENT OF INCOME
                   (Unaudited)


                                    Three Months
                                    Ended March 31,

                                       1997        1996
                                 __________  __________
Operating Revenues              $ 9,336,019 $ 9,246,949
                                 __________  __________
Operating Expenses:
 Operation and Maintenance        4,515,228   4,625,478
 Depreciation                       755,483     722,020
 Taxes,other than Income Taxes    1,391,170   1,384,751
 Federal Income Taxes               650,733     546,360
                                 __________  __________

Total Operating Expenses          7,312,614   7,278,609
                                 __________  __________

Utility Operating Income          2,023,405   1,968,340
Other Income-Net                     76,632       9,585
                                 __________  __________

Income Before Interest Charges    2,100,037   1,977,925
Interest Charges                    818,012     824,662
                                 __________  __________

Net Income                        1,282,025   1,153,263
Preferred Stock Dividend
 Requirements                        39,732      39,732
                                 __________  __________

Earnings Applicable to
 Common Stock                   $ 1,242,293 $ 1,113,531
                                 __________  __________

Earnings per Share of
 Common Stock                         $0.30       $0.27
                                 __________  __________

Average Number of Common
 Shares Outstanding               4,210,636   4,143,181

Cash Dividends Paid per
 Common Share                         $0.28   $0.27 1/2


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                  March 31,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,473,110   $ 27,378,668
 Transmission and Distribution                  104,222,620    103,852,969
 General                                         17,155,005     18,156,233
 Construction Work in Progress                      358,090        319,238
                                                ___________    ___________

     TOTAL                                      149,208,825    149,707,108

Less Accumulated Depreciation                    27,925,812     28,462,588
                                                ___________    ___________

     UTILITY PLANT-NET                          121,283,013    121,244,520
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,672,406      1,774,106
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        4,163,722      4,262,862
 Accounts Receivable(net of allowance
  for doubtful accounts)                          3,950,490      4,022,129
 Unbilled Revenues                                2,176,409      2,175,478
 Materials and Supplies(at average cost)          1,051,343      1,034,572
 Prepayments and Other Current Assets               395,875        430,000
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        11,737,839     11,925,041
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,248,864      7,184,764
 Unamortized Debt Expense                         2,818,120      2,848,352
 Preliminary Survey and Investigation Charges     1,850,460      1,716,884
 Other                                            1,917,458      1,965,855
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      13,834,902     13,715,855
                                                ___________    ___________

          TOTAL                                $148,528,160   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                  March 31,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $105,158,033   $104,843,071

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   39,932         39,047
 Accounts Payable                                   919,271      1,686,652
 Customer Deposits                                  383,556        377,702
 Taxes Accrued                                    5,759,313      4,529,185
 Interest Accrued                                   449,623      1,168,242
 Other                                            1,816,900      2,125,683
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                    9,368,595      9,926,511
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               8,886,203      8,977,081
 Accumulated Deferred Investment Tax Credits      2,290,817      2,308,736
 Accumulated Deferred Federal Income Taxes       12,292,681     12,088,144
 Other                                            1,774,980      1,715,458
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      25,244,681     25,089,419
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              8,756,851      8,800,521
                                                ___________    ___________

          TOTAL                                $148,528,160   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                  March 31,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,6,000,000
  Shares Outstanding-1997,4,218,332
                     1996,4,204,949            $ 30,250,027   $ 29,988,966
 Retained Earnings                               19,291,069     19,226,847
                                                ___________    ___________

     TOTAL COMMON EQUITY                         49,541,096     49,215,813
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized,69,418
 Convertible:
   Shares Outstanding,$7.00 Series - 14,901       1,564,605      1,564,605
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,490,564      3,500,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       52,990,564     53,000,000
    Less: Current Portion of Long-term Debt         (39,932)       (39,047)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,950,632     52,960,953
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $105,158,033   $104,843,071
                                                ___________    ___________

                                         Three Months Ended     Year Ended
                                                  March 31,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 19,226,847   $ 18,822,817
 Net Income                                       1,282,025      5,167,460
                                                ___________    ___________
     TOTAL                                       20,508,872     23,990,277
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         39,732        158,926
  Common Stock                                    1,178,071      4,604,504
                                                ___________    ___________
     TOTAL DEDUCTIONS                             1,217,803      4,763,430
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 19,291,069   $ 19,226,847
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended March 31,
                                                       1997           1996
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  1,282,025   $  1,153,263
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                    772,408        749,840
   Provision for Deferred Income Taxes              204,537        149,491
   Allowance for Funds Used During Construction      (5,997)        (5,895)
  Changes in Current Assets and Liabilities:
   Accounts Receivables                              71,639        151,819
   Materials and Supplies                           (16,771)         8,167
   Accounts Payable                                (767,381)       133,207
   Accrued Income Taxes                           1,230,128      1,501,778
   Accrued Interest                                (718,619)      (697,749)
   Unbilled Revenues                                   (931)        14,300
   Other-Net                                       (316,164)       (59,605)
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         1,734,874      3,098,616
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                        (786,755)<F1>  (744,739)<F1>
 Preliminary Survey and Investigation Charges      (133,576)       (29,352)
 Other-Net                                          183,872        (51,875)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES              (736,459)      (825,966)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                        (9,436)             0
 Deferred Debt Issuance Expenses                          0           (116)
 Temporary Cash Investments-Restricted                3,171           (731)
 Proceeds from Issuance of Common Stock-Net         261,061        285,780
 Payment of Preferred Dividends                     (39,732)       (39,732)
 Payment of Common Dividends                     (1,178,071)    (1,138,586)
 Customer Advances and Contributions-Net           (134,548)        72,520
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES            (1,097,555)      (820,865)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS             (99,140)     1,451,785
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,262,862      4,900,640
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  4,163,722   $  6,352,425
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,510,178   $  1,487,412
    Income Taxes                               $          0   $     25,000

<F1>
Excludes Allowance for funds Used During Construction.
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA). White Marsh Environmental Systems, Inc., is a wholly-owned subsidiary of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1996 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and its cash flows for the periods ended March 31, 1997 and 1996. Information included in the Balance Sheet as of December 31, 1996 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Capitalization

Common Stock - During the first quarter, 13,383 common shares ($0.2 million) were issued under the Company's Restricted Stock Plan and the Dividend Reinvestment and Common Stock Purchase Plan.

Note 3 - Commitments

On March 7, 1997, Middlesex Water Company entered into a contract to acquire Public Water Supply Company, Inc., (Public) a 2,400 customer water system located in Sussex County, Delaware. Under the terms of the contract, Middlesex Water will exchange preferred stock convertible into approximately 135,000 shares of its common stock for 100% of the shares of Public. The acquisition was approved by the New Jersey Board of Public Utilities and the Delaware Public Service Commission on April
30, 1997 and May 1, 1997, respectively. A closing date for the acquisition has not been determined.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

Net income for the first quarter rose by $0.1 million or 10% and was partially due to increased revenues from the subsidiaries and decreased operations and maintenance expenses, which included purchase power, water treatment chemicals, and overtime labor. Additionally, there was an increase in Other Income which includes the net benefit from the transfer of Robinson's Branch Reservoir property and associated development rights. Offsetting these positive impacts to net income was an increase of $0.1 million in Federal Income Taxes due to a higher level of taxable income.

Capital Resources: The consolidated capital program for 1997, estimated at $17.1 million, includes $5.6 million for routine capital expenditures and $11.5 million for special plant additions. The $5.6 million for routine plant items is comprised of $2.0 million for cleaning and lining, $1.6 million for mains, $0.7 million for service lines, $0.4 million for meters, and $0.9 million for various other items. The $11.5 million for special plant additions consists of $6.4 million for the upgrade of the Carl J. Olsen Water Treatment Plant, $1.9 million for treatment of well supplies, $2.3 million for water systems additions and improvements in Delaware, $0.2 million for the South River Basin regional supply, and $0.7 million for miscellaneous items.

Liquidity: To finance the Capital Program, the Company will utilize internally-generated cash and external financing. The Company will initially rely upon short-term borrowings through lines of credit established with three financial institutions. There is $20 million available under these commitments. Capital expenditures of $0.8 million have been incurred in the three months ended March 31, 1997.

New Accounting Pronouncement: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies the financial accounting and reporting standards for computing and presenting earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The company will adopt SFAS 128 in 1997 and believes there will be no impact on the EPS as currently computed.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings
                   None.

Item 2.            Changes in Securities
                   None.

Item 3.            Defaults upon Senior Securities
                   None.

Item 4.            Submission of Matters to a Vote of Security Holders
                   None.

Item 5.            Other Information
                   None.

Item 6.            Exhibits and Reports on Form 8-K
                   Exhibits - 27 Financial Data Schedule
                   Reports on Form 8-K - Filed March 31, 1997


SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                           MIDDLESEX WATER COMPANY
                          (Registrant)


                          /A. Bruce O'Connor/
Date: May 12, 1997         A. Bruce O'Connor
                           Vice President and Controller