Form 10-Q
period 1997-06-30
MIDDLESEX WATER CO
filed 1997-08-12
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: June 30, 1997                No. 0-422


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

                                (732) 634-1500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that this registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at June 30, 1997
Common Stock, No Par Value            4,232,277



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                    Three Months            Six Months
                                    Ended June 30,          Ended June 30,

                                       1997        1996        1997        1996
                                 __________  __________  __________  __________
Operating Revenues              $ 9,937,149 $ 9,631,852 $19,273,168 $18,878,801
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,923,826   4,721,295   9,439,054   9,346,773
 Depreciation                       759,628     728,500   1,515,111   1,450,520
 Taxes, other than Income Taxes   1,429,827   1,406,246   2,820,997   2,790,997
 Federal Income Taxes               704,294     665,686   1,355,027   1,212,046
                                 __________  __________  __________  __________

Total Operating Expenses          7,817,575   7,521,727  15,130,189  14,800,336
                                 __________  __________  __________  __________

Utility Operating Income          2,119,574   2,110,125   4,142,979   4,078,465
Other Income-Net                     16,966      17,642      93,598      27,227
                                 __________  __________  __________  __________

Income Before Interest Charges    2,136,540   2,127,767   4,236,577   4,105,692
Interest Charges                    825,720     820,433   1,643,732   1,645,095
                                 __________  __________  __________  __________

Net Income                        1,310,820   1,307,334   2,592,845   2,460,597
Preferred Stock Dividend
 Requirements                        39,731      39,731      79,463      79,463
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,271,089 $ 1,267,603 $ 2,513,382 $ 2,381,134
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.30       $0.30       $0.60       $0.57
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,224,248   4,157,585   4,217,480   4,150,383

Cash Dividends Paid per
 Common Share                         $0.28   $0.27 1/2       $0.56       $0.55


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                   June 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 26,499,362   $ 27,378,668
 Transmission and Distribution                  105,930,863    103,852,969
 General                                         17,227,157     18,156,233
 Construction Work in Progress                    1,201,183        319,238
                                                ___________    ___________

     TOTAL                                      150,858,565    149,707,108

Less Accumulated Depreciation                    28,491,180     28,462,588
                                                ___________    ___________

     UTILITY PLANT-NET                          122,367,385    121,244,520
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,670,505      1,774,106
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        4,457,830      4,262,862
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,167,560      4,022,129
 Unbilled Revenues                                2,459,034      2,175,478
 Materials and Supplies(at average cost)          1,133,974      1,034,572
 Prepayments and Other Current Assets               742,757        430,000
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        12,961,155     11,925,041
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,322,664      7,184,764
 Unamortized Debt Expense                         2,787,887      2,848,352
 Preliminary Survey and Investigation Charges     2,153,590      1,716,884
 Other                                            1,981,242      1,965,855
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      14,245,383     13,715,855
                                                ___________    ___________

          TOTAL                                $151,244,428   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                   June 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $105,496,225   $104,843,071
                                                ___________    ___________

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   40,837         39,047
 Accounts Payable                                 2,237,665      1,686,652
 Customer Deposits                                  390,813        377,702
 Taxes Accrued                                    5,094,211      4,529,185
 Interest Accrued                                 1,172,775      1,168,242
 Other                                            1,729,348      2,125,683
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                   10,665,649      9,926,511
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction               8,859,854      8,977,081
 Accumulated Deferred Investment Tax Credits      2,272,898      2,308,736
 Accumulated Deferred Federal Income Taxes       12,450,310     12,088,144
 Other                                            1,898,624      1,715,458
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      25,481,686     25,089,419
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION              9,600,868      8,800,521
                                                ___________    ___________

          TOTAL                                $151,244,428   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                   June 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,6,000,000
  Shares Outstanding-1997,4,232,277
                     1996,4,204,949            $ 30,509,596   $ 29,988,966
 Retained Earnings                               19,380,248     19,226,847
                                                ___________    ___________

     TOTAL COMMON EQUITY                         49,889,844     49,215,813
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized - 150,000
 Convertible:
   Shares Outstanding,$7.00 Series - 14,901       1,564,605      1,564,605
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             2,666,305      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,480,913      3,500,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       52,980,913     53,000,000
    Less: Current Portion of Long-term Debt         (40,837)       (39,047)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,940,076     52,960,953
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $105,496,225   $104,843,071
                                                ___________    ___________

                                           Six Months Ended     Year Ended
                                                   June 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 19,226,847   $ 18,822,817
 Net Income                                       2,592,845      5,167,460
                                                ___________    ___________
     TOTAL                                       21,819,692     23,990,277
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         79,463        158,926
  Common Stock                                    2,359,981      4,604,504
                                                ___________    ___________
     TOTAL DEDUCTIONS                             2,439,444      4,763,430
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 19,380,248   $ 19,226,847
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Six Months Ended June 30,
                                                       1997           1996
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  2,592,845   $  2,460,597
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                  1,557,090      1,498,900
   Provision for Deferred Income Taxes              362,166        299,383
   Allowance for Funds Used During Construction     (12,071)       (15,879)
  Changes in Current Assets and Liabilities:
   Accounts Receivable                             (145,431)       (17,848)
   Materials and Supplies                           (99,402)       (80,631)
   Accounts Payable                                 551,013        238,203
   Accrued Income Taxes                             565,026        261,556
   Accrued Interest                                   4,533        (42,050)
   Unbilled Revenues                               (283,556)      (292,600)
   Other-Net                                       (508,030)        80,565
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         4,584,183      4,390,196
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (2,623,454)<F1>(1,985,955)<F1>
 Preliminary Survey and Investigation Charges      (436,706)       (67,690)
 Other-Net                                          132,571       (366,943)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (2,927,589)    (2,420,588)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                       (19,087)      (240,000)
 Deferred Debt Issuance Expenses                          0           (251)
 Temporary Cash Investments-Restricted             (206,845)      (219,154)
 Proceeds from Issuance of Common Stock-Net         520,630        579,170
 Payment of Preferred Dividends                     (79,463)       (79,463)
 Payment of Common Dividends                     (2,359,981)    (2,280,888)
 Customer Advances and Contributions-Net            683,120        140,824
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES            (1,461,626)    (2,099,762)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS             194,968       (130,154)
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,262,862      4,900,640
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  4,457,830   $  4,770,486
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,575,885   $  1,612,667
    Income Taxes                               $    500,700   $  1,125,000

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

The consolidated notes accompanying the 1996 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and its cash flows for the periods ended June 30, 1997 and 1996. Information included in the Balance Sheet as of December 31, 1996 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Capitalization

Common Stock - During the second quarter, 13,945 common shares ($0.2 million) were issued under the Company's Restricted Stock Plan and the Dividend Reinvestment and Common Stock Purchase Plan.

Note 3 - Commitments

During the second quarter, Middlesex Water Company received approval from the New Jersey Board of Public Utilities and the Delaware Public Service Commission to acquire Public Water Supply Company, Inc., (Public), a 2,500 customer water system located in Sussex County Delaware. On July 31, 1997, the acquisition of Public was completed. Under the terms of the acquisition, Middlesex issued 20,000 shares of no par $8.00 Cumulative and Convertible Preferred Stock convertible into approximately 135,000 shares of Middlesex's common stock for 100% of the common stock of Public. The acquisition price representing the value of the preferred stock issued was $2.3 million.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

Net income remained relatively stable for the second quarter and rose 5% or $0.1 million for the first six months of 1997. Impacting net income for the second quarter and year-to-date were increased revenues resulting from higher contract sales in New Jersey, an increased customer base in Delaware, rate increases implemented by the Pinelands Companies, and contract services rendered by USA. Additionally, in the first half of 1997, there was an increase in Other Income which includes the net benefit from the transfer of Robinson's Branch Reservoir property and associated development rights. Offsetting effects to second quarter and year-to-date net income were increased operations and maintenance expenses, which included purchased water and Company labor offset by purchased power and transmission and distribution maintenance. Depreciation expense increased 4% for both periods due to plant additions of $3.0 million since June 30, 1996. A higher level of taxable income resulted in a 6% and 12% increase in federal taxes for the second quarter and first six months, respectively.

Capital Resources: The revised consolidated capital program for 1997, estimated at $10.5 million, includes $5.4 million for routine capital expenditures and $5.1 million for special plant additions. The $5.4 million for routine plant items is comprised of $2.0 million for cleaning and lining, $1.6 million for mains, $0.6 million for service lines, $0.4 million for meters, and $0.8 million for various other items. The $5.1 million for special plant additions consists of $2.5 million for the upgrade of the Carl J. Olsen Water Treatment Plant, $1.8 million for water systems additions and improvements in Delaware and $0.8 million for miscellaneous items.

Liquidity: To finance the Capital Program, the Company will utilize internally-generated cash and external financing. The Company will rely upon short-term borrowings through lines of credit established with three financial institutions through the end of the year. There is $20 million available under these commitments. Capital expenditures of $3.0 million have been incurred in the six months ended June 30, 1997.

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

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              None.

Item 2.       Changes in Securities
              None.

Item 3        Defaults upon Senior Securities
              None.

Item 4.       Submission of Matters to a Vote of Security Holders
              Annual Meeting of Shareholders held May 28, 1997.

              Matters voted up on at the meeting:

              ELECTION OF DIRECTORS:

              Nominees for Class I term expiring in 2000:

                                            FOR            WITHHOLD

              John C. Cutting               3,114,329      198,324
              Ernest C. Gere                3,113,546      199,107
              John P. Mulkerin              3,114,273      198,380
              Philip H. Reardon             3,115,209      197,444


              Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 1997:

              FOR            AGAINST        ABSTAIN

              3,265,546      20,234         26,873


              Resolution approving amendment to the Restated Certificate of Incorporation to increase the authorized Preferred Stock, without par value, from 69,418 shares to 150,000 shares:

              FOR            AGAINST        ABSTAIN        NON-VOTE

              2,116,563      430,091        109,167        656,832


              Resolution approving allocation of an additional 100,000 shares of Common Stock to the 1989 Restricted Stock Plan and amendment of the 1989 Restricted Stock Plan to authorize issuance of the additional 100,000 shares of Common Stock and to make certain other modifications to the Plan.

              FOR            AGAINST        ABSTAIN        NON-VOTE

              2,989,249      197,777        83,175         42,452

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K
              Exhibits - 27 Financial Data Schedule.
              Reports on Form 8-K - None


SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            MIDDLESEX WATER COMPANY
                           (Registrant)


                            /A. Bruce O'Connor/
Date: August 12, 1997        A. Bruce O'Connor
                             Vice President and Controller