Form 10-Q
period 1997-09-30
MIDDLESEX WATER CO
filed 1997-11-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: September 30, 1997           No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at September 30, 1997
Common Stock, No Par Value            4,254,602



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                 Three Months               Nine Months
                                 Ended September 30,        Ended September 30,

                                       1997        1996        1997        1996
                                 __________  __________  __________  __________
Operating Revenues              $10,968,031 $ 9,934,128 $30,241,199 $28,812,929
                                 __________  __________  __________  __________
Operating Expenses:
 Operation and Maintenance        4,943,505   4,722,937  14,382,559  14,069,710
 Depreciation                       750,761     737,088   2,265,872   2,187,608
 Taxes, other than Income Taxes   1,556,779   1,438,272   4,377,776   4,229,269
 Federal Income Taxes             1,035,095     747,978   2,390,122   1,960,024
                                 __________  __________  __________  __________

Total Operating Expenses          8,286,140   7,646,275  23,416,329  22,446,611
                                 __________  __________  __________  __________

Utility Operating Income          2,681,891   2,287,853   6,824,870   6,366,318
Other Income-Net                     30,233      21,517     123,831      48,744
                                 __________  __________  __________  __________

Income Before Interest Charges    2,712,124   2,309,370   6,948,701   6,415,062
Interest Charges                    818,181     815,756   2,461,913   2,460,851
                                 __________  __________  __________  __________

Net Income                        1,893,943   1,493,614   4,486,788   3,954,211
Preferred Stock Dividend
 Requirements                        66,398      39,732     145,861     119,195
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,827,545 $ 1,453,882 $ 4,340,927 $ 3,835,016
                                 __________  __________  __________  __________

Earnings per Share of
 Common Stock                         $0.43       $0.35       $1.03       $0.92
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,243,478   4,179,249   4,226,241   4,160,075

Cash Dividends Paid per
 Common Share                         $0.28   $0.27 1/2       $0.84   $0.82 1/2


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                              September 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,628,248   $ 27,378,668
 Transmission and Distribution                  110,048,676    103,852,969
 General                                         19,333,138     18,156,233
 Construction Work in Progress                    3,437,782        319,238
                                                ___________    ___________

     TOTAL                                      160,447,844    149,707,108

Less Accumulated Depreciation                    29,594,916     28,462,588
                                                ___________    ___________

     UTILITY PLANT-NET                          130,852,928    121,244,520
                                                ___________    ___________

NONUTILITY ASSETS-NET                             1,671,014      1,774,106
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        3,232,065      4,262,862
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,408,821      4,022,129
 Unbilled Revenues                                2,499,465      2,175,478
 Materials and Supplies(at average cost)          1,068,416      1,034,572
 Prepayments and Other Current Assets               500,928        430,000
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        11,709,695     11,925,041
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,578,776      7,184,764
 Unamortized Debt Expense                         2,757,655      2,848,352
 Preliminary Survey and Investigation Charges       193,405      1,716,884
 Other                                            1,942,227      1,965,855
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      12,472,063     13,715,855
                                                ___________    ___________

          TOTAL                                $156,705,700   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                              September 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $108,766,455   $104,843,071
                                                ___________    ____________

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   41,763         39,047
 Accounts Payable                                 2,039,800      1,686,652
 Notes Payable                                      567,434              0
 Customer Deposits                                  393,754        377,702
 Taxes Accrued                                    5,245,734      4,529,185
 Interest Accrued                                   460,270      1,168,242
 Other                                            1,887,586      2,125,683
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                   10,636,341      9,926,511
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction              10,655,585      8,977,081
 Accumulated Deferred Investment Tax Credits      2,254,979      2,308,736
 Accumulated Deferred Federal Income Taxes       12,119,584     12,088,144
 Other                                            1,982,190      1,715,458
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      27,012,338     25,089,419
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION             10,290,566      8,800,521
                                                ___________    ___________

          TOTAL                                $156,705,700   $148,659,522
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                              September 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,6,000,000
  Shares Outstanding-1997,4,254,602
                     1996,4,204,949            $ 30,833,163   $ 29,988,966
 Retained Earnings                               20,006,275     19,226,847
                                                ___________    ___________

     TOTAL COMMON EQUITY                         50,839,438     49,215,813
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized - 150,000
 Convertible:
   Shares Outstanding,$7.00 Series - 14,901       1,564,605      1,564,605
   Shares Outstanding,$8.00 Series - 20,000       2,331,430              0
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             4,997,735      2,666,305
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,471,045      3,500,000
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       52,971,045     53,000,000
    Less: Current Portion of Long-term Debt         (41,763)       (39,047)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        52,929,282     52,960,953
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $108,766,455   $104,843,071
                                                ___________    ___________

                                          Nine Months Ended     Year Ended
                                              September 30,   December 31,
                                                       1997           1996
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 19,226,847   $ 18,822,817
 Net Income                                       4,486,788      5,167,460
                                                ___________    ___________
     TOTAL                                       23,713,635     23,990,277
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                        159,628        158,926
  Common Stock                                    3,547,732      4,604,504
                                                ___________    ___________
     TOTAL DEDUCTIONS                             3,707,360      4,763,430
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 20,006,275   $ 19,226,847
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                           Nine Months Ended September 30,
                                                       1997           1996
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  4,486,788   $  3,954,211
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                  2,321,104      2,252,913
   Provision for Deferred Income Taxes              570,310        638,736
   Allowance for Funds Used During Construction     (63,637)       (37,458)
  Changes in Current Assets and Liabilities:
   Accounts Receivable                             (308,882)       (51,330)
   Materials and Supplies                           (33,844)       (57,513)
   Accounts Payable                                 313,273         60,874
   Accrued Income Taxes                             716,549        377,819
   Accrued Interest                                (712,121)      (746,158)
   Unbilled Revenues                               (294,187)      (226,200)
   Other-Net                                       (273,798)       159,759
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         6,721,555      6,325,653
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (7,257,652)<F1>(4,108,309)<F1>
 Cash from Acquisition of Subsidiary                158,436              0
 Preliminary Survey and Investigation Charges     1,523,479       (358,415)
 Other-Net                                          (87,781)      (435,883)
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (5,663,518)    (4,902,607)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                       (28,955)      (240,000)
 Deferred Debt Issuance Expenses                          0           (251)
 Temporary Cash Investments-Restricted               10,125         (1,654)
 Proceeds from Issuance of Common Stock-Net         844,197        872,919
 Payment of Preferred Dividends                    (159,628)      (119,195)
 Payment of Common Dividends                     (3,547,732)    (3,430,226)
 Customer Advances and Contributions-Net            793,159        453,689
                                                ___________    ___________

NET CASH USED IN FINANCING ACTIVITIES            (2,088,834)    (2,464,718)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS          (1,030,797)    (1,041,672)
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             4,262,862      4,900,640
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  3,232,065   $  3,858,968
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  3,038,530   $  2,867,452
    Income Taxes                               $  1,102,200   $  1,616,998

<F1>
Excludes Allowance for funds Used During Construction.
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA). Public Water Supply Company, Inc. and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1996 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and its cash flows for the periods ended September 30, 1997 and 1996. Information included in the Balance Sheet as of December 31, 1996 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Regulatory Matters

In the fourth quarter of 1996, Middlesex filed a petition with the New Jersey Board of Public Utilities (BPU) for a base rate increase. At present, the Company has requested an increase of $4.6 million or 13.3% and includes projected work in progress expenditures for the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant), recovery of postretirement costs other than pension expenses which are mandated by the Company's compliance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and various deferred charges which would be recovered in rates through amortization over two to ten year periods. A decision in this matter is expected by the end of 1997. The last increase in base rates granted by the BPU was $2.8 million or 9.33% in April 1993.

On September 26, 1997, Middlesex filed a petition with the BPU seeking approval to issue first mortgage bonds to finance part of the CJO Plant project. Construction costs are anticipated to be $30 million and the Company expects to issue $23 million of forty year tax exempt bonds through the New Jersey Economic Development Authority. This financing is expected to be completed by the second quarter of 1998. With the CJO Plant project scheduled for substantial completion in the second quarter of 1999, Middlesex will use internally generated funds from operations and proceeds from the Dividend Reinvestment and Common Stock Purchase Plan to fund the balance of the costs. Some level of common equity offering may be required in late 1998.

Note 3 - Common Stock

During the third quarter, 22,325 common shares ($0.3 million) were issued under the Company's Restricted Stock Plan and the Dividend
Reinvestment and Common Stock Purchase Plan.

Note 4 - Commitments

During the second quarter, Middlesex Water Company received approval from the BPU and the Delaware Public Service Commission to acquire Public Water Supply Company, Inc., (Public), a 2,500 customer water system located in Sussex County Delaware. On July 31, 1997, Middlesex completed the acquisition of Public at a price of $2.3 million and is being accounted for under the purchase method of accounting. Under the terms of the agreement, Middlesex issued 20,000 shares of no par $8.00 Cumulative and Convertible Preferred Stock convertible into approximately 137,140 shares of Middlesex's common stock for 100% of the common stock of Public. The preferred shares are convertible at the election of the security holder within seven years from the date of issuance at the common equivalent rate of 6.857 shares of common stock for each share of preferred. The same conversion feature applies to Middlesex after seven years from the date of issuance. The acquisition of Public will not have a material impact on Middlesex's net income.

Note 5 - Contingent Liabilities

A fire at a warehouse within the Company's service territory has resulted in multiple party claims for unspecified amounts. This has led the warehouse operator to assert a claim against the Company for alleged insufficient water pressure and supply. The Company believes it has substantial defenses to the claim.

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
SEPTEMBER 30,1996

Revenues increased $1.0 million or 10.4% for the third quarter and $1.4 million or 5.0% for the first nine months of 1997. These increases are the result of higher consumption due to favorable weather in New Jersey and Delaware service territories. Additional revenues were realized due to rate increases for the Pinelands Companies, contract services operations of USA and increased fixed service charges due to continued customer growth in Delaware.

Total operating expenses for the third quarter and nine months ended September 1997 rose 8.4% and 4.3%, respectively. These increases are the result of higher operations and maintenance expenses which included purchased water, company labor, employee benefits, transmission and distribution maintenance, and were partially offset by decreases in purchased power and chemicals. Also impacting operating expenses were Taxes other than Income Taxes which increased due to higher revenue based taxes while Federal Income Taxes rose 38.4% and 21.9% for the quarter and first nine months, respectively, based on higher taxable income.

Capital Resources: The revised consolidated capital program for 1997, estimated at $11.7 million, includes $5.5 million for routine capital expenditures and $6.2 million for special plant additions. The $5.5 million for routine plant items is comprised of $2.0 million for cleaning and lining, $1.7 million for mains, $0.6 million for service lines, $0.4 million for meters, and $0.8 million for various other items. The $6.2 million for special plant additions consists of $4.4 million for the upgrade of the Carl J. Olsen Water Treatment Plant, $1.3 million for water systems additions and improvements in Delaware and $0.5 million for miscellaneous items.

Liquidity: To finance the Capital Program, the Company will utilize internally-generated cash and external financing. The Company will rely upon short-term borrowings through lines of credit established with three financial institutions through the end of the year. There is $20 million available under these commitments. See Note 3 to Consolidated Financial Statements for discussion of long-term financing. Capital expenditures of $7.3 million have been incurred in the nine months ended September 30, 1997.

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

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              A fire at a warehouse within the Company's service territory has resulted in multiple party claims for unspecified amounts. This has led the warehouse operator to assert a claim against the Company for alleged insufficient water pressure and supply. The Company believes it has substantial defenses to the claim.

Item 2.       Changes in Securities
              None.

Item 3.       Defaults upon Senior Securities
              None.

Item 4.       Submission of Matters to a Vote of Security Holders
              None.

Item 5.       Other Information
              On November 10, 1997, the Company filed a Form S-3 Post Effective Amendment relating to Registration No. 33-11717 on Form S-3 on December 12, 1991. The Company is offering to sell shares of its Common Stock at a 5% discount to participants in the Company's Dividend Reinvestment and Common Stock Plan between the period of January 2, 1998 and June 1, 1998. The offer will be limited to the first 100,000 shares sold during the discount period.

Item 6.       Exhibits and Reports on Form 8-K
              Exhibits - 27 Financial Data Schedule.
              Reports on Form 8-K - None


SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  MIDDLESEX WATER COMPANY
                                 (Registrant)



                                 /A. Bruce O'Connor/
Date: November 13, 1997           A. Bruce O'Connor
                                  Vice President and Controller