Form 10-K
period 1997-12-31
MIDDLESEX WATER CO
filed 1998-03-27
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For the Fiscal Year ended December 31, 1997                            No. 0-422
                          -----------------                                -----


                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)
            New Jersey                                       22-1114430
            ----------                                       ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1500 Ronson Road, Iselin, New Jersey                         08830-3020
------------------------------------                         ----------
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

                  YES     X     .                         NO           .
                      ---------                              ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 18, 1998 was $87,705,186 based on the closing market price of $20.375 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                  Class                      Outstanding at March 18, 1998
                  -----                      -----------------------------
Common Stock, No par Value                             4,304,549
--------------------------                   -----------------------------
                       Documents Incorporated by Reference
                       -----------------------------------
Annual Report to shareholders for fiscal year ended December 31, 1997; pages 10 through 23 as to Parts II and IV. Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 27, 1998 as to
Part III.

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K
                                      INDEX
                                                                     PAGE
PART I                                                               ----
Item 1.      Business:
                General                                               1
                Retail Sales                                          1
                Contract Sales                                        2
                Contract Services                                     2
                Financial Information                                 2
                Water Supplies and Contracts                          3
                Competition                                           4
                Regulation                                            4
                Regulation of Rates and Services                      5
                Water Quality and Environmental Regulations           5
                Employees                                             7
                Executive Officers of Middlesex Water Company         7
Item 2.      Properties                                               8
Item 3.      Legal Proceedings                                       10
Item 4.      Submission of Matters to a Vote
                of Security Holders                                  11

PART II
Item 5.      Market for the Registrant's Common
                Equity and Related Stockholder Matters:
                    Price Range of Common Stock                      11
                    Approximate Number of Equity Security
                        Holders as of December 31, 1997              11
                    Dividends                                        11
Item 6.      Selected Financial Data                                 12
Item 7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations        12
Item 8.      Financial Statements and Supplementary Data             12
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                 12

PART III
Item 10.     Directors and Executive Officers of the Registrant      12
Item 11.     Executive Compensation                                  12
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management                                       12
Item 13.     Certain Relationships and Related Transactions          12

PART IV
Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                  13

Signatures                                                           14
Exhibit Index                                                        15

PART I

ITEM 1.      BUSINESS

             GENERAL

             Middlesex Water Company (together with its subsidiaries, the "Company"), has operated as a water utility in New Jersey since its organization in 1897. The Company is in the business of collecting, treating and distributing water for domestic, commercial, industrial and fire protection purposes in New Jersey and, since 1992, in the State of Delaware through its wholly owned subsidiary, Tidewater Utilities, Inc. (Tidewater). In July, 1997, the Company completed the stock purchase of Public Water Supply Company, Inc. ("Public"), a 2,500 customer system in Southern Delaware; Public is held as a wholly owned subsidiary of Tidewater. In April 1995, the Company, through two wholly owned New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company (jointly "Pinelands") completed an asset purchase of a 2,200 customer water utility and a 2,200 customer wastewater utility in Burlington County, New Jersey. In January 1995, the Company formed a corporation, Utility Service Affiliates, Inc., (USA), for the purpose of providing contract operations and maintenance services for non-affiliated water and wastewater systems.

             RETAIL SALES

     MIDDLESEX SYSTEM:

             The Company's Middlesex System, which produced approximately 91% of the Company's total revenue in 1997, provides water services to retail customers primarily in eastern Middlesex County, New Jersey. Water services are now furnished to approximately 54,000 retail customers located in an area of approximately 55 square miles of New Jersey in Woodbridge Township, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey.

     PINELANDS SYSTEM:

             The Company's Pinelands System, which produced approximately 2% of the Company's total revenue in 1997, provides water and wastewater services to approximately 2,200 retail customers in Burlington County, New Jersey.

     TIDEWATER SYSTEM:

             The Company's Tidewater System (through Tidewater and Public), which produced approximately 7% of the Company's total revenue in 1997, provides water services to approximately 10,000 retail customers for domestic, commercial and fire protection purposes in over 100 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

             CONTRACT SALES

             The Company's Middlesex System also provides water on a wholesale basis in New Jersey to the Township of Edison (Edison), the Borough of Highland Park (Highland Park), the City of South Amboy (South Amboy), the Old Bridge
Municipal Utilities Authority (Old Bridge), the Borough of Sayreville (Sayreville) and the Marlboro Township Municipal Utilities Authority (Marlboro). Under special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick (East Brunswick). These municipal contract customers comprise an area of approximately 141 square miles and have a total population of approximately 267,000. The contract sales to Edison, Old Bridge, Sayreville and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to the South River Basin area of the State to permit a reduced use of ground water in this area. The Middlesex System provides water under long-term supply agreements to Marlboro, Old Bridge, Sayreville, and South Amboy consistent with the State approved plan.

             CONTRACT SERVICES

             The Company and USA jointly entered into a five-year contract with South Amboy to operate and maintain the City's 2,600 customer water system in May, 1995. The contract is subject to renewal for three future five-year periods.

             FINANCIAL INFORMATION

             Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                             (000's)
                                    Years Ended December 31,
                                    ------------------------

                               1997            1996              1995
                               ----            ----              ----
Operating Revenues           $40,294          $38,025           $37,847
                              ======           ======            ======
Operating Income             $ 8,768          $ 8,222           $ 8,662
                              ======           ======            ======


             Operating revenues were derived from the following sources:

                                          Years Ended December 31,
                                          ------------------------

                                   1997             1996              1995
                                   ----             ----              ----

Residential                        40.3%             39.7%            40.2%
Commercial                         11.4              11.4             11.6
Industrial                         16.5              17.4             17.6
Fire Protection                    11.6              12.2             12.0
Contract Sales                     18.3              17.8             17.6
Other                               1.9               1.5              1.0
                                   ----              ----             ----

     TOTAL                        100.0%            100.0%           100.0%
                                  -----             -----            -----

             WATER SUPPLIES AND CONTRACTS

             The Company's water utility plant consists of source of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. The Company's New Jersey and Delaware water supply systems are physically separate and are not interconnected. In addition, the Pinelands system is not interconnected to the Middlesex system. In the opinion of management, the Company has adequate sources of water supply to meet the current and anticipated future service requirements of its present customers in New Jersey and Delaware.

             The Company's Middlesex System obtains water from both surface and groundwater sources. In 1997, surface sources of water provided approximately 64% of the Middlesex System's water supply, groundwater from wells provided approximately 29% and the balance of 7% was purchased from Elizabethtown Water Company (Elizabethtown), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

             The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day (mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 5 mgd renewed through April 30, 1998. The Company also has an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

             The Company's Middlesex System also derives water from groundwater sources equipped with electric motor-driven deep-well turbine type pumps. The Middlesex System has 32 wells, which provide a pump capacity of approximately 27 mgd. The Company also owns water diversion rights with respect to Robinson's Branch Reservoir in the Township of Clark, New Jersey for possible future use.

             The Middlesex System's groundwater sources are:

                                    1997 Maximum
                                        Daily
                                       Pumpage        Pump
                          No. of     (millions of   Capacity
     Middlesex System     Wells        gallons)       (mgd)             Location
     ----------------     ------    -------------   --------            --------

Park Avenue                 15           11.4          15.2     South Plainfield
Tingley Lane North           4            3.2           2.8     Edison
Tingley Lane South           5            1.3           2.6     Edison
Spring Lake                  4            1.3           2.8     South Plainfield
Sprague Avenue #1            1            1.0           1.1     South Plainfield
Sprague Avenue #2            1            1.3           1.3     South Plainfield
Maple Avenue                 1            0.8           0.9     South Plainfield
Thermal Well                 1            0.2           0.2     Edison
                            --
       Total                32
                            --

PINELANDS SYSTEM:

             The Pinelands System obtains its water supply from four (4) wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven deep well turbine pumps and one is equipped with a electric motor driven submersible pump. Treatment (disinfection only) is done at individual well sites.


             The Pinelands System's groundwater sources are:

                                        1997 Maximum
                                       Daily Pumpage      Pump
                              No. of    (millions of    Capacity
     Pinelands System         Wells       gallons)        (mgd)         Location
     ----------------         ------   -------------    --------        --------
Leisuretowne/Hampton Lakes      4           2.1            2.2       Southampton
                                                                       Township


             The Pinelands wastewater system discharges into the south branch of the Rancocas Creek through a tertiary treatment plant. The total capacity of the plant is 0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid NJPDES permit issued by the New Jersey Department of Environmental Protection
(DEP).

TIDEWATER SYSTEM:

             Water supply to Delaware customers is derived from Tidewater's 84 wells, which provided overall system delivery of 461 million gallons (mg) during 1997 and from Public's 31 wells, which provided overall system delivery of 51 mg during 1997. The Tidewater System does not have a central treatment facility. Several of the water systems in Sussex County and New Castle County have interconnected transmission systems. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration.


             COMPETITION

             The business of the Company in its franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities; however, its ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the Delaware Department of Natural Resources and Environmental Control (DNREC) awarding franchises to other regulated water purveyors.

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

             REGULATION OF RATES AND SERVICES

             The Company's New Jersey operations are subject to regulation by the New Jersey Board of Public Utilities (BPU). Similarly, the Company's Delaware operations are subject to regulation by the Delaware Public Service Commission (PSC). These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. The Company, for ratemaking purposes, accounts separately for each of its operations in New Jersey and in Delaware so as to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

             In determining rates for the Company, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on that property, each within its separate jurisdiction. Rate determinations by the BPU do not guarantee a particular rate of return to the Company for its New Jersey operations nor do rate determinations by the PSC guarantee a particular rate of return for Tidewater's Delaware operations. Thus, the Company may not achieve the rates of return permitted by the BPU or the PSC.

             In January 1998, the BPU approved a rate increase of approximately 4.4% or an increase in annual revenues of $1,547,000 for the Company's Middlesex System. In April, 1993, the BPU approved a rate increase of 9.33% or an increase in annual revenues of $2,765,000. The Company expects to continue to seek rate relief from the BPU as increases in operating expenses, construction and financing expenses and other costs of doing business in New Jersey warrant.

             In January 1997, the BPU approved a rate increase for the Company's Pinelands System which will ultimately result in additional revenues of approximately $400,000 per year; the additional revenues will be fully realized after a three-year phase in period.

             WATER QUALITY AND ENVIRONMENTAL REGULATIONS

             Both the EPA and the DEP regulate the Company's operation in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, the DNREC and the Delaware Department of Health with respect to operations in Delaware.

             Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements. In addition, the environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as by-products of treatment. The Company, as do many other water companies, participates in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulation and on the method selected to implement such reduction; the Company believes that the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant) in Edison, New Jersey, will allow the Company to be in a stronger position to meet any such future standards with regard to its Middlesex System. The regular testing by the

Company of the water it supplies shows that the Company is in compliance with existing Federal, New Jersey and Delaware primary water quality standards.

             As required by the Federal Safe Drinking Water Act (FSDWA), the EPA has established maximum contaminant levels (MCLs) for various substances found in drinking water. As authorized by similar state legislation, the DEP has set MCLs for certain substances which are more restrictive than the MCLs set by the EPA. In certain cases, the EPA and the DEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The DEP and the Delaware Department of Health have assumed primacy for enforcing the FSDWA in New Jersey and Delaware, respectively, and, in that capacity, monitor the activities of the Company and review the results of water quality tests performed by the Company for adherence to applicable regulations.

             Other   regulations   applicable  to  water  utilities   generally,
including the Company, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the Federal Surface Water Treatment Rule, and the Total Coliform Rule (TCR), and the Information Collection Rule (ICR).

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

             VOCs, including primarily petro-chemicals, may percolate into groundwater aquifers from surface sources. The Company has found VOCs in excess of the applicable MCLs in certain of the Middlesex System wells and has constructed air stripping facilities which remove such contaminants. In 1990 the air stripping facility was complete at the Spring Lake Well Field. Construction of a similar facility, along with a 2 mg storage reservoir, was completed in 1993 and is operational to treat water from the Park Avenue and Sprague Avenue Well Fields. To the extent that contamination in excess of applicable MCLs occurs at wells lacking air stripping and related facilities, the Company will consider building such facilities if feasible and cost effective. VOCs have not been detected in the Delaware or Pinelands' wells.

             The SWTR established disinfection requirements for surface supplies and for groundwater under the influence of surface water. Where required, the Company provides disinfection for both surface and groundwater supplies. Similarly, the TCR requires testing for the presence or absence of all coliform in the water supply based upon a schedule of testing frequency determined with reference to the population served. Testing is ongoing and the Company maintains compliance with the TCR. ICR generally requires disinfection monitoring, microbial monitoring and disinfection byproduct precursor removal studies, and certain reporting requirements. The Company maintains compliance with ICR.

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

             EMPLOYEES

             As of December 31, 1997, the Company had a total of 142 employees in New Jersey, and Tidewater had a total of 24 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

EXECUTIVE OFFICERS OF MIDDLESEX WATER COMPANY

Walter J. Brady - age 56; Vice President-Administration; term expires May 1998. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, and Vice President-Administration in 1989. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

A. Bruce O'Connor - age 39; Vice President and Controller; term expires May 1998. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc. and Utility Service Affiliates, Inc. and Vice President and Director of Pinelands Water Company and Pinelands Wastewater Company.

Marion F. Reynolds - age 58; Vice President, Secretary and Treasurer; term expires May 1998. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc., and Secretary/Treasurer of Pinelands Water Company and Pinelands Wastewater Company and a Director of Utility Service Affiliates, Inc.

Richard A. Russo - age 52; Executive Vice President; term expires May 1998. Mr. Russo, who had been Vice President-Operations since 1989 was elected Executive Vice President in 1995 and is responsible for engineering, water production, water treatment and distribution maintenance.

He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc., Pinelands Water Company and Pinelands Wastewater Company. He is also Executive Vice President and Director of Utility Service Affiliates, Inc.

Dennis G. Sullivan - age 56; Vice President and General Counsel, Assistant Secretary-Assistant Treasurer; term expires May 1998. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was employed in a private law practice from 1981 to 1984 as a staff attorney. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Vice President, Secretary and Director of White Marsh Environmental Systems, Inc. and Public Water Supply Company Inc., a Director of Pinelands Water Company and Pinelands Wastewater Company and a Director and Secretary of Utility Service Affiliates, Inc.

J. Richard Tompkins - age 59; Chairman of the Board and President; term expires May 1998. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company; Director of Public Water Supply Company, Inc. and Director and President of Utility Service Affiliates, Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams - age 49; Vice President-Operations; term expires May 1998. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991.

ITEM 2.      PROPERTIES

             The water utility plant of the Company's systems consists of source of supply, pumping, water treatment, transmission and distribution and general facilities.

     MIDDLESEX SYSTEM:

             Middlesex System's principal source of supply is the D&R Canal owned by the State of New Jersey and operated as a water resource by the NJWSA.

             Water is withdrawn from the D&R Canal at New Brunswick, New Jersey through the Company's intake and pumping station located on State-owned land bordering the Canal. It is transported through a 54-inch supply main for treatment and distribution at the Company's CJO Plant, which has been in service since 1969. Facilities at the CJO Plant consist of source of supply, pumping, water treatment, transmission, storage, laboratory and general facilities. The Company monitors water quality at the CJO Plant, at each well field and throughout the distribution system to determine that federal and state water quality standards are met.

             The design capacity of the intake and pumping station in New Brunswick, New Jersey, and the raw water supply main located there is 80 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate design capacity of 65 mgd. The station is designed to permit its pumping capacity to be increased to 80 mgd by the installation of additional pumping units. Associated facilities are the 4,901 feet of 54-inch reinforced concrete water main connecting the intake and pumping station with the CJO Plant, 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to the Company's distribution pipe network and related storage pumping, control, laboratory and other facilities. The Company also has a 58,600 foot transmission main, a long-term lease agreement with the City of Perth Amboy for the use of a 38,800 foot transmission main, and a long term non-exclusive "wheeling agreement" with the East Brunswick system, all used to transport water to several of the Company's contract customers.

             The  CJO  Plant  includes   chemical   storage  and  chemical  feed
equipment, dual-rapid mixing basins, four reinforced concrete mechanical flocculation compartments, four underground reinforced concrete settling basins, eight rapid filters containing gravel, sand and anthracite for water treatment and a steel wash-water tank. The firm design capacity of the CJO Plant is 30 mgd (45 mgd maximum capacity).

             The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate capacity of 65 mgd. The station was constructed so that an additional pumping unit can be installed without structural change. The design capacity of the CJO Plant is also being significantly modified. In addition to the main pumping station at the CJO Plant, there is a 15 mgd auxiliary pumping station located in a separate building. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 mg reservoir directly into the distribution system.

             In November, 1997, construction began on the upgrade, expansion and addition of facilities at the CJO Plant and related water intake station, in New Brunswick, New Jersey. At the CJO Plant, new facilities include the installation of new flash mixers and new chemical storage and feed facilities. The existing conventional sedimentation basins are being replaced by high-rate upflow clarifiers that are intended more effectively to remove turbidity. The chlorine application point is being relocated from preclarification to postclarification. The existing sedimentation basins are to be used for chlorine contact basins. Four additional filters are being added to the CJO Plant, a new laboratory is being constructed, and a computerized Supervisory Control and Data Acquisition (SCADA) system is being added to monitor and control the CJO Plant and various other facilities. Upgrades are also being made to the heating, ventilating, air conditioning and the electrical system at the CJO Plant.

             The primary purpose of the Project is to upgrade the CJO Plant to meet the new and anticipated regulatory changes concerning water quality, as well as to increase capacity to meet peak-day demands. The firm capacity of the CJO Plant is being increased from about 30 mgd to 45 mgd (firm capacity is defined as the capacity when the largest unit is out of service).

             The Project also involves changes to the raw water pump station which delivers water from the D&R Canal to the CJO Plant, a distance of about one mile. The station capacity is being increased by replacing one existing pump with a larger pump. The firm capacity of the raw water pump station is being increased from about 35 mgd to 45 mgd. Functional completion of the Project (ability to produce water) is scheduled for June 1, 1999, with final completion set for October 1, 1999. The total cost of the Project, including design and engineering, is approximately $34 million.

             Middlesex System's storage facilities consist of a 10 mg reservoir at the CJO Plant, a 5 mg and a 2 mg reservoirs in Edison (Grandview), a 5 mg reservoir in Carteret (Eborn) and a 2 mg reservoir at the Park Avenue Well Field.

             The Company owns the properties in New Jersey on which Middlesex System's 32 wells are located. The Company also owns its two-building headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two-story office building and a 16,500 square foot maintenance facility.

     PINELANDS SYSTEM:

             Pinelands Water owns the well site properties which are located in Southampton Township, New Jersey. Pinelands Wastewater owns a 12 acre site on which its .5 mgd capacity tertiary plant is located. Pinelands Water storage facility is a 1.2 mg standpipe.

     TIDEWATER SYSTEM:

             Tidewater's storage facilities include 21 ground level storage tanks with the following capacities; 11 - 30,000 gallons, 5 - 25,000 gallons, 3
- 120,000 gallons, 1 - 135,000 gallons and 1 - 82,000 gallons. Public's facilities include 1 ground level storage tank with a capacity of 80,000 gallons.

             The Company's Delaware operations are managed from Tidewater's leased offices in Odessa, Delaware and from Public's leased offices in Millsboro, Delaware. Tidewater's office property, located on property owned by White Marsh Environmental Systems, Inc., a wholly owned subsidiary of Tidewater, consists of a 1,600 square foot building situated on a one (1) acre lot with ample room for expansion; the area is commercially zoned.

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

             A fire at a warehouse within the Company's service territory has resulted in multiple party claims for unspecified amounts. This has led the warehouse operator and certain tenants to assert claims against the Company for alleged insufficient water pressure and supply. The Company believes it has substantial defenses to the claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

PART II

ITEM 5.      MARKET  FOR  THE   REGISTRANT'S   COMMON   EQUITY  AND  RELATED
             STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

             The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

            1997           High          Low             Dividend
            ----           ----          ---             --------

First Quarter             $18            $17              $0.28
Second Quarter             17 7/8         16 3/8           0.28
Third Quarter              19 1/4         16 3/8           0.28
Fourth Quarter             22 1/2         18               0.28 1/2


            1996           High          Low             Dividend
            ----           ----          ---             --------

First Quarter             $19 1/4        $17 1/4           $0.27 1/2
Second Quarter             17 1/2         15 1/2            0.27 1/2
Third Quarter              18             16                0.27 1/2
Fourth Quarter             18 1/4         16 3/4            0.28


      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS AS OF DECEMBER 31, 1997

                                                                Number of
                       Title of Class                         Record Holders
                       --------------                         --------------

Common Stock, No Par Value                                         2,312
Cumulative Preferred Stock, No Par Value:
     $7      Series                                                   17
     $4.75   Series                                                    1
Cumulative Convertible Preferred Stock, No Par Value:
     $7      Series                                                    4
     $8      Series                                                    5


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

ITEM 6.      SELECTED FINANCIAL DATA

             This information is incorporated herein by reference to the attached Exhibit 13, 1997 Annual Report to Shareholders, Page 23.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

             This information is incorporated herein by reference to the attached Exhibit 13, 1997 Annual Report to Shareholders, Pages 10 and 11.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements and Independent Auditors' Report are incorporated herein by reference to the attached Exhibit 13, 1997 Annual Report to Shareholders, Pages 12 through 22. The supplementary data is included as indicated under Part IV, Item 14.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURES

             None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

             Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part 1 of this Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

             This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

             This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.      FINANCIAL STATEMENTS

The following  information is  incorporated  herein by reference to the attached
Exhibit 13, 1997, Annual Report to Shareholders, pages 10 through 23:

Management's Discussion and Analysis, Pages 10-11

Consolidated Balance Sheets at December 31, 1997, and 1996, Pages 12-13

Consolidated Statements of Income for each of the three years in the period ended December 31, 1997, Page 14

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1997, and 1996, Page 15

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997, Page 16

Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1997, Page 17

Notes to Consolidated Financial Statements, Pages 17-22

Independent Auditors' Report, Page 22

(A)  2.      FINANCIAL STATEMENT SCHEDULES

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(A)  3.      EXHIBITS

See Exhibit listing on Pages 15-17.

(B)          REPORTS ON FORM 8-K
             None

                                   SIGNATURES
                                   ----------

             Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and
President and Director              /s/J. Richard Tompkins/             3/27/98
                                    ----------------------------------- -------
                                    J. Richard Tompkins                 Date


Executive Vice President and
Director                            /s/Richard A. Russo/                3/27/98
                                    ----------------------------------- -------
                                    Richard A. Russo                    Date


Vice President and Controller
Chief Financial Officer             /s/A. Bruce O'Connor/               3/27/98
                                    ----------------------------------- -------
                                    A. Bruce O'Connor                   Date


Director                            /s/John C. Cutting/                 3/27/98
                                    ----------------------------------- -------
                                    John C. Cutting                     Date


Director                            /s/Ernest C. Gere/                  3/27/98
                                    ----------------------------------- -------
                                    Ernest C. Gere                      Date


Director                            /s/John P. Mulkerin/                3/27/98
                                    ----------------------------------- -------
                                    John P. Mulkerin                    Date


Director                            /s/Stephen H. Mundy/                3/27/98
                                    ----------------------------------- -------
                                    Stephen H. Mundy                    Date


Director                            /s/Philip H. Reardon/               3/27/98
                                    ----------------------------------- -------
                                    Philip H. Reardon                   Date


Director                            /s/William E. Scott/                3/27/98
                                    ----------------------------------- -------
                                    William E. Scott                    Date


Director                            /s/Jeffries Shein/                  3/27/98
                                    ----------------------------------- -------
                                    Jeffries Shein                      Date

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

 *3.1 Certificate of Incorporation of the Company, as amended.

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

  4.3        Post Effective Amendments No. 3 and 6,
             Form S-3, under Securities Act of 1933 filed
             May 28, 1993, relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                           33-11717

 10.1 Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit No. 10.1 of 1996 Form 10K.

 10.2        Copy of Mortgage, dated April 1, 1927, between
             the Company and Union County Trust Company, as
             Trustee, as supplemented by Supplemental
             Indentures, dated as of October 1, 1939 and
             April 1, 1949.                                            2-15795       4(a)-4(f)

 10.3        Copy of Supplemental Indentures, dated as of
             July 1, 1964 and June 15, 1991, between the
             Company and Union County Trust                                          10.4 - 10.9
             Company, as Trustee.                                      33-54922      and 10.16

 10.4        Copy of Trust Indenture, dated as of June 15,
             1991, between the New Jersey Economic Development
             Authority and Midlantic National Bank, as Trustee.        33-54922      10.17

 10.5        Copy of Supply Agreement, dated as of November
             17, 1986, between the Company and the Old Bridge
             Municipal Utilities Authority.                            33-31476      10.12

                        EXHIBIT INDEX

                                                                        Previous     Filing's
Exhibit                                                               Registration   Exhibit
  No.                             Document Description                     No.          No.
-------                           --------------------                ------------   -------

 10.6        Copy of Supply Agreement, dated as of July 14,
             1987, between the Company and the Marlboro
             Township Municipal Utilities Authority, as amended.       33-3147       10.13

 10.7        Copy of Supply Agreement, dated as of February
             11, 1988, with modifications dated February 25,
             1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit
             No. 10.11 of 1994 First Quarter Form 10-Q.

 10.8 Copy of Water Purchase Contract and Supple-mental Agreement, dated as of May 12, 1993, between the Company and the New Jersey
             Water Supply Authority filed as Exhibit No. 10.12 of
             1993 Form 10-K.

 10.9        Copy of Treating and Pumping Agreement, dated
             April 9, 1984, between the Company and the
             Township of East Brunswick.                               33-31476      10.17

 10.10       Copy of Supply Agreement, dated June 4, 1990,
             between the Company and Edison Township.                  33-54922      10.24

 10.11       Copy of Supply Agreement, between the
             Company and the Borough of Highland Park, filed as Exhibit No. 10.15 of 1996 Form 10K.

 10.12       Copy of Pipeline Lease Agreement, dated as of
             January 9, 1987, between the Company and the
             City of Perth Amboy.                                      33-31476      10.20

 10.13       Copy of Supplemental Executive Retirement
             Plan, effective January 1, 1984, as amended.              33-31476      10.21

 10.14       Copy of 1989 Restricted Stock Plan, filed
             as Appendix B to the Company's Definitive
             Proxy Statement, dated and filed April 25, 1997.          33-31476      10.22

 10.15       Amendment to Supplemental Executive Retirement
             Plan, dated May 23, 1990, filed as Exhibit No. 10.23 of 1991 Form 10-K.

 10.16       Copy of Transmission Agreement, dated October 16,
             1992, between the Company and the Township of
             East Brunswick.                                           33-54922      10.23


                        EXHIBIT INDEX

                                                                        Previous     Filing's
Exhibit                                                               Registration   Exhibit
  No.                             Document Description                     No.          No.
-------                           --------------------                ------------   -------

 10.17       Copy of Agreement and Plan of Merger, dated
             January 7, 1992, between the Company, Midwater
             Utilities, Inc. and Tidewater Utilities, Inc.             33-54922      10.29

 10.18       Copy of Supplemental Indentures, dated
             September 1, 1993, (Series S & T) and January
             1, 1994, (Series U & V), between the Company and United Counties Trust Company, as Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.

 10.19       Copy of Trust Indentures, dated September 1,
             1993, (Series S & T) and January 1, 1994,
             (Series V), between the New Jersey Economic
             Development Authority and First Fidelity Bank
             (Series S & T), as Trustee, and Midlantic
             National Bank (Series V), as Trustee, filed as
             Exhibit No. 10.23 of 1993 Form 10-K.

 10.20 Copy of Supply Agreement between the Company and the City of South Amboy, filed as Exhibit
             No. 10.24 of 1996 Form 10K.

*13 Annual Report to Shareholders for the year ended December 31, 1997, pages 10 through 23.

*23          Independent Auditors' Consent.

*27          Financial Data Schedule