Form 10-Q
period 1998-03-31
MIDDLESEX WATER CO
filed 1998-05-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                Commission File
For Quarter Ended: March 31, 1998               No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at March 31, 1998
Common Stock, No Par Value            4,304,549



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                 Three Months
                                 Ended March 31,

                                       1998        1997
                                 __________  __________
Operating Revenues              $ 9,769,139 $ 9,336,019
                                 __________  __________
Operating Expenses:
 Operation and Maintenance        4,916,486   4,560,358
 Depreciation                       808,084     755,483
 Taxes, other than Income Taxes   1,414,457   1,391,170
 Federal Income Taxes               682,250     650,733
                                 __________  __________

Total Operating Expenses          7,821,277   7,357,744
                                 __________  __________

Utility Operating Income          1,947,862   1,978,275
Other Income-Net                    129,791     121,762
                                 __________  __________

Income Before Interest Charges    2,077,653   2,100,037
Interest Charges                    814,402     818,012
                                 __________  __________

Net Income                        1,263,251   1,282,025
Preferred Stock Dividend
 Requirements                        79,697      39,732
                                 __________  __________

Earnings Applicable to
 Common Stock                   $ 1,183,554 $ 1,242,293
                                 __________  __________

Basic and Diluted Earnings
 per Share                            $0.28       $0.30
                                 __________  __________

Average Number of Common
 Shares Outstanding               4,290,681   4,210,636

Cash Dividends Paid per
 Common Share                     $0.28 1/2       $0.28


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                  March 31,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,690,257   $ 27,689,254
 Transmission and Distribution                  113,716,550    113,104,789
 General                                         18,906,253     18,845,301
 Construction Work in Progress                    9,472,848      5,683,217
                                                ___________    ___________

     TOTAL                                      169,785,908    165,322,561

Less Accumulated Depreciation                    30,621,877     30,251,825
                                                ___________    ___________

     UTILITY PLANT-NET                          139,164,031    135,070,736
                                                ___________    ___________

NONUTILITY ASSETS-NET                             2,052,178      2,038,568
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        1,420,482      2,513,294
 Temporary Cash Investments-Restricted           23,094,939        218,787
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,084,498      3,794,860
 Unbilled Revenues                                2,208,828      2,175,934
 Materials and Supplies(at average cost)          1,041,575        960,577
 Prepayments and Other Current Assets               316,388        387,487
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        32,166,710     10,050,939
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,334,460      7,359,969
 Unamortized Debt Expense                         2,742,524      2,773,233
 Preliminary Survey and Investigation Charges       205,375        213,650
 Other                                            2,597,207      2,253,678
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      12,879,566     12,600,530
                                                ___________    ___________

          TOTAL                                $186,262,485   $159,760,773
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                  March 31,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $132,817,236   $109,139,429
                                                ___________    ____________

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   43,353         42,708
 Notes Payable                                    3,063,614        564,701
 Accounts Payable                                 3,017,716      3,602 420
 Customer Deposits                                  394,603        393,376
 Taxes Accrued                                    6,529,383      5,142,089
 Interest Accrued                                   575,757      1,183,561
 Other                                            2,040,873      2,039,828
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                   15,665,299     12,968,683
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction              10,781,225     10,830,646
 Accumulated Deferred Investment Tax Credits      2,219,141      2,237,060
 Accumulated Deferred Federal Income Taxes       12,284,940     12,177,993
 Other                                            2,126,764      2,051,895
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      27,412,070     27,297,594
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION             10,367,880     10,355,067
                                                ___________    ___________

          TOTAL                                $186,262,485   $159,760,773
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                  March 31,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,6,000,000
  Shares Outstanding-1998,4,304,549
                     1997,4,269,217            $ 31,865,639   $ 31,138,484
 Retained Earnings                               20,048,683     20,087,065
                                                ___________    ___________

     TOTAL COMMON EQUITY                         51,914,322     51,225,549
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized - 150,000
 Convertible:
   Shares Outstanding,$7.00 Series - 14,881       1,562,505      1,562,505
   Shares Outstanding,$8.00 Series - 20,000       2,331,430      2,331,430
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             4,995,635      4,995,635
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,450,632      3,460,953
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
     5.35%,Series W,due February 1,2038          23,000,000              0
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       75,950,632     52,960,953
    Less: Current Portion of Long-term Debt         (43,353)       (42,708)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        75,907,279     52,918,245
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $132,817,236   $109,139,429
                                                ___________    ___________

                                        Three Months Ended      Year Ended
                                                  March 31,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 20,087,065   $ 19,226,847
 Net Income                                       1,263,251      5,860,906
                                                ___________    ___________
     TOTAL                                       21,350,316     25,087,753
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         79,662        239,361
  Common Stock                                    1,221,971      4,761,327
                                                ___________    ___________
     TOTAL DEDUCTIONS                             1,301,633      5,000,688
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 20,048,683   $ 20,087,065
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended March 31,
                                                       1998           1997
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  1,263,251   $  1,282,025
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                    883,724        772,408
   Provision for Deferred Income Taxes              106,947        204,537
   Allowance for Funds Used During Construction    (133,803)        (5,997)
  Changes in Current Assets and Liabilities:
   Accounts Receivable                             (289,638)        71,639
   Materials and Supplies                           (80,998)       (16,771)
   Accounts Payable                                (584,704)      (767,381)
   Accrued Income Taxes                           1,387,294      1,230,128
   Accrued Interest                                (607,804)      (718,619)
   Unbilled Revenues                                (32,894)          (931)
   Other-Net                                       (305,286)      (316,164)
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         1,606,089      1,734,874
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                      (4,766,355)<F1>
(786,755)<F1>
 Note Receivable                                    (15,112)             0
 Preliminary Survey and Investigation Charges         8,275       (133,576)
 Other-Net                                           72,937        183,872
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (4,700,255)      (736,459)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                       (10,321)        (9,436)
 Proceeds from Issuance of Long-term Debt        23,000,000              0
 Short-term Bank Borrowings                       2,498,913              0
 Temporary Cash Investments-Restricted          (22,876,152)         3,171
 Proceeds from Issuance of Common Stock-Net         727,155        261,061
 Payment of Preferred Dividends                     (79,662)       (39,732)
 Payment of Common Dividends                     (1,221,971)    (1,178,071)
 Customer Advances and Contributions-Net            (36,608)      (134,548)
                                                ___________    ___________

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             2,001,354     (1,097,555)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS          (1,092,812)       (99,140)
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             2,513,294      4,262,862
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  1,420,482   $  4,163,722
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,407,200   $  1,510,178
    Income Taxes                               $    359,000   $          0

<F1>
Excludes Allowance for funds Used During Construction.
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA). Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1997 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and its cash flows for the periods ended March 31, 1998 and 1997. Information included in the Balance Sheet as of December 31, 1997 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Regulatory Matters

In the first quarter, Middlesex filed an application with the New Jersey Board of Public Utilities to issue and sell up to 800,000 additional shares of Common Stock under the Company's Dividend Reinvestment and Common Stock Purchase Plan. A decision on this matter is expected by the end of June 1998.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 1998, 35,332 common shares ($0.7 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. A 5% discount on purchases and reinvestments through the Plan is available until June 1, 1998. The discount is limited to the first 100,000 shares sold during the discount period.

Long-term Debt - On March 31, 1998, Middlesex issued $23.0 million of First Mortgage Bonds designated as Series W with a maturity date of February 1, 2038 and a coupon rate of 5.35%. The effective interest cost to maturity is 5.48%. The bond offering was competitively bid in cooperation with the New Jersey Economic Development Authority. Interest paid to the bondholders is exempt from federal and New Jersey income taxes. However, the interest is subject to the Alternative Minimum Tax. The proceeds of the bonds will be used to finance a significant portion of the upgrade of the Carl J. Olsen Water Treatment Plant (CJO Plant).

MIDDLESEX WATER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
MARCH 31, 1997

Operating Revenues in the first quarter were up $0.4 million or 4.6% from the same period in 1997. The increase reflects a partial effect of Middlesex's rate increase implemented in January 1998, continued customer growth in Tidewater, the second phase of the Pinelands rate increase and the inclusion of Public, acquired in July 1997.

Higher revenues were offset by increased operating expenses of $0.5 million or 6.3%. The increases were mainly due to increased water treatment costs, mandated recognition of accrued postretirement benefit costs other than pensions, and the inclusion of Public's expenses. Additionally, power costs in the prior year quarter reflected a one-time credit. Depreciation expense increased 7% reflecting plant additions of $5.3 million since March 31, 1997 and utility plant acquired as part of the acquisition of Public.

Net Income declined by 1.5%. Earnings applicable to Common Stock decreased by 4.7% due to dividends on the $8 convertible series stock issued in July 1997 for the acquisition of Public.

Capital Resources: The Company's capital program for 1998 is estimated to be $28.3 million and includes $18.0 million for the upgrade of the Carl
J. Olsen Water Treatment Plant which is scheduled for completion in June 1999, $2.0 million for the rehabilitation of unlined cast iron pipe (RENEW Program), $4.6 million for water system additions and improvements in Delaware and $3.7 million for scheduled upgrades to existing systems. The $3.7 million for scheduled upgrades consists of $0.9 million for mains, $0.7 million for service lines, $0.8 million for meters and hydrants and $1.3 million for various other items.

Liquidity: Proceeds from the $23.0 million Series W First Mortgage Bonds will be used to finance a large part of the CJO Plant project. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Additionally, the Company will utilize short-term borrowings through $24.0 million of available lines of credit. A subsequent offering of common equity will be considered based on the level of funds generated internally and from the DRP. Capital expenditures of $4.8 million have been incurred in the three months ended March 31, 1998.

Accounting Pronouncements: The Financial Accounting Standards Board
(FASB) issued three new accounting pronouncements, which the Company is required to adopt in 1998.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At March 31, 1998, the Company does not have any items of comprehensive income that would affect the current reporting of the Company's financial position, results of operations or cash flows.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that public enterprises report certain information about operating segments in complete sets of financial statements. Disclosure is not required for interim financial statements in the initial year of its application. The Company is evaluating the requirements of SFAS No. 131. Because the statement relates solely to disclosure provisions, it will not have any effect on the Company's financial position, results of operations or cash flows.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION


Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities
              None.

Item 3.       Defaults upon Senior Securities
              None.

Item 4.       Submission of Matters to a Vote of Security Holders
              None.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              (a)Exhibits:             No.27, Financial Data Schedule.
              (b)Reports on Form 8-K:  None


SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                           MIDDLESEX WATER COMPANY
                          (Registrant)



                          /A. Bruce O'Connor/
Date: May 12, 1998         A. Bruce O'Connor
                           Vice President and Controller