Form 10-Q
period 1998-06-30
MIDDLESEX WATER CO
filed 1998-08-07
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                               Commission File
For Quarter Ended: June 30, 1998               No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at June 30, 1998
Common Stock, No Par Value            4,345,245

                                   INDEX




PART I.     FINANCIAL INFORMATION                                     PAGE


Item 1.     Financial Statements:

    Consolidated Statements of Income                                    1
    Consolidated Balance Sheets                                          2
    Consolidated Statements of Capitalization and Retained Earnings      4
    Consolidated Statements of Cash Flows                                5
    Notes to Consolidated Financial Statements                           6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8


PART II.    OTHER INFORMATION                                           10


SIGNATURE                                                               11



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                 Three Months                    Six Months
                                 Ended June 30,                  Ended June 30,

                                       1998        1997        1998        1997
                                 __________  __________  __________  __________
Operating Revenues              $10,591,316 $ 9,937,149 $20,360,455 $19,273,168
                                 __________  __________  __________  __________
Operating Expenses:
 Operations and Maintenance       5,171,280   4,965,120  10,087,766   9,525,478
 Depreciation                       815,639     759,628   1,623,723   1,515,111
 Taxes, other than Income Taxes   1,499,787   1,429,827   2,914,244   2,820,997
 Federal Income Taxes               836,439     704,294   1,518,689   1,355,027
                                 __________  __________  __________  __________

Total Operating Expenses          8,323,145   7,858,869  16,144,422  15,216,613
                                 __________  __________  __________  __________

Utility Operating Income          2,268,171   2,078,280   4,216,033   4,056,555
Other Income-Net                    392,630      58,260     522,421     180,022
                                 __________  __________  __________  __________

Income Before Interest Charges    2,660,801   2,136,540   4,738,454   4,236,577
Interest Charges                  1,086,793     825,720   1,901,195   1,643,732
                                 __________  __________  __________  __________

Net Income                        1,574,008   1,310,820   2,837,259   2,592,845
Preferred Stock Dividend
 Requirements                        79,696      39,731     159,393      79,463
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,494,312 $ 1,271,089 $ 2,677,866 $ 2,513,382
                                 __________  __________  __________  __________

Basic and Diluted Earnings
 per Share                            $0.34       $0.30       $0.62       $0.60
                                 __________  __________  __________  __________

Average Number of Common
 Shares Outstanding               4,330,025   4,224,248   4,310,462   4,217,480

Cash Dividends Paid per
 Common Share                     $0.28 1/2       $0.28       $0.57       $0.56


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                   June 30,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 27,900,063   $ 27,689,254
 Transmission and Distribution                  114,656,052    113,104,789
 General                                         18,905,283     18,845,301
 Construction Work in Progress                   13,747,369      5,683,217
                                                ___________    ___________

     TOTAL                                      175,208,767    165,322,561

Less Accumulated Depreciation                    31,114,622     30,251,825
                                                ___________    ___________

     UTILITY PLANT-NET                          144,094,145    135,070,736
                                                ___________    ___________

NONUTILITY ASSETS-NET                             3,702,176      2,038,568
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        2,487,316      2,513,294
 Temporary Cash Investments-Restricted           16,743,117        218,787
 Accounts Receivable(net of allowance
  for doubtful accounts)                          4,867,564      3,794,860
 Unbilled Revenues                                2,557,179      2,175,934
 Materials and Supplies(at average cost)          1,100,183        960,577
 Prepayments and Other Current Assets               535,878        387,487
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        28,291,237     10,050,939
                                                ___________    ___________

DEFERRED CHARGES:
 Regulatory Assets                                7,296,196      7,359,969
 Unamortized Debt Expense                         3,182,940      2,773,233
 Preliminary Survey and Investigation Charges       215,036        213,650
 Other                                            2,393,596      2,253,678
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      13,087,768     12,600,530
                                                ___________    ___________

          TOTAL                                $189,175,326   $159,760,773
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                                       -2-

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                   June 30,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $133,866,164   $109,139,429
                                                ___________    ____________

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   44,336         42,708
 Notes Payable                                    4,476,932        564,701
 Accounts Payable                                 2,937,186      3,602,420
 Customer Deposits                                  397,387        393,376
 Taxes Accrued                                    5,590,086      5,142,089
 Interest Accrued                                 1,599,371      1,183,561
 Other                                            2,298,773      2,039,828
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                   17,344,071     12,968,683
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction              10,770,277     10,830,646
 Accumulated Deferred Investment Tax Credits      2,201,222      2,237,060
 Accumulated Deferred Federal Income Taxes       12,398,209     12,177,993
 Other                                            2,227,503      2,051,895
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      27,597,211     27,297,594
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION             10,367,880     10,355,067
                                                ___________    ___________

          TOTAL                                $189,175,326   $159,760,773
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                                       -3-

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                   June 30,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,10,000,000
  Shares Outstanding-1998,4,345,245
                     1997,4,269,217            $ 32,665,359   $ 31,138,484
 Retained Earnings                               20,309,429     20,087,065
                                                ___________    ___________

     TOTAL COMMON EQUITY                         52,974,788     51,225,549
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized - 150,000
 Convertible:
   Shares Outstanding,$7.00 Series - 14,881       1,562,505      1,562,505
   Shares Outstanding,$8.00 Series - 20,000       2,331,430      2,331,430
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             4,995,635      4,995,635
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,440,077      3,460,953
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
     5.35%,Series W,due February 1,2038          23,000,000              0
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       75,940,077     52,960,953
    Less: Current Portion of Long-term Debt         (44,336)       (42,708)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        75,895,741     52,918,245
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $133,866,164   $109,139,429
                                                ___________    ___________

                                          Six Months Ended      Year Ended
                                                   June 30,   December 31,
                                                       1998           1997
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 20,087,065   $ 19,226,847
 Net Income                                       2,837,259      5,860,906
                                                ___________    ___________
     TOTAL                                       22,924,324     25,087,753
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                        159,358        239,361
  Common Stock                                    2,455,537      4,761,327
                                                ___________    ___________
     TOTAL DEDUCTIONS                             2,614,895      5,000,688
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 20,309,429   $ 20,087,065
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                                       -4-

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Six Months Ended  June 30,
                                                       1998           1997
                                                ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  2,837,259   $  2,592,845
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                  1,807,353      1,557,090
   Provision for Deferred Income Taxes              220,216        362,166
   Allowance for Funds Used During Construction    (352,056)       (12,071)
  Changes in Current Assets and Liabilities:
   Accounts Receivable                           (1,072,704)      (145,431)
   Materials and Supplies                          (139,606)       (99,402)
   Accounts Payable                                (665,234)       551,013
   Accrued Income Taxes                             447,997        565,026
   Accrued Interest                                 415,810          4,533
   Unbilled Revenues                               (381,245)      (283,556)
   Other-Net                                        218,883       (508,030)
                                                ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         3,336,673      4,584,183
                                                ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures                     (10,292,634)<F1>(2,623,454)<F1>
 Note Receivable                                 (1,664,224)             0
 Preliminary Survey and Investigation Charges        (1,386)      (436,706)
 Other-Net                                         (161,760)       132,571
                                                ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES           (12,120,004)    (2,927,589)
                                                ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                       (20,876)       (19,087)
 Proceeds from Issuance of Long-term Debt        23,000,000              0
 Net Short-term Bank Borrowings                   3,912,231              0
 Deferred Debt Issuance Expenses                   (474,096)             0
 Temporary Cash Investments-Restricted          (16,524,330)      (206,845)
 Proceeds from Issuance of Common Stock-Net       1,526,875        520,630
 Payment of Preferred Dividends                    (159,358)       (79,463)
 Payment of Common Dividends                     (2,455,537)    (2,359,981)
 Customer Advances and Contributions-Net            (47,556)       683,120
                                                ___________    ___________

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             8,757,353     (1,461,626)
                                                ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS             (25,978)       194,968
                                                ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             2,513,294      4,262,862
                                                ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  2,487,316   $  4,457,830
                                                ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,283,663   $  1,575,885
    Income Taxes                               $  1,300,000   $    500,700

<F1>
Excludes Allowance for funds Used During Construction.
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, and Utility Service Affiliates, Inc. (USA). Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1997 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and its cash flows for the periods ended June 30, 1998 and 1997. Information included in the Balance Sheet as of December 31, 1997 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Regulatory Matters

In the first quarter of 1998, Middlesex filed an application with the New Jersey Board of Public Utilities (BPU) to issue and sell up to 800,000 additional shares of Common Stock under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The Company received approval on this matter on June 10, 1998.

Note 3 - Capitalization

Common Stock - During the three months ended June 30, 1998, 40,696 common shares ($0.8 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. A 5% discount on purchases and reinvestments through the Plan was available until June 1, 1998.

Long-term Debt - On March 31, 1998, Middlesex issued $23.0 million of First Mortgage Bonds designated as Series W with a maturity date of February 1, 2038 and a coupon rate of 5.35%. The effective interest cost to maturity is 5.48%. The bond offering was competitively bid in cooperation with the New Jersey Economic Development Authority. Interest paid to the bondholders is exempt from federal and New Jersey income taxes (Tax Exempt). However, the interest is subject to the Alternative Minimum Tax (AMT). The proceeds of the bonds will be used to finance a significant portion of the upgrade of the Carl J. Olsen Water Treatment Plant (CJO Plant).

On May 29, 1998 the Company filed a petition with the BPU seeking approval to issue $2.5 million of long-term bonds through the New Jersey State Revolving Fund (SRF). The SRF program, which is administered by the New Jersey Environmental Infrastructure Trust, evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through the state environmental agency. In New Jersey, initial project approval must be granted by the New Jersey Department of Environmental Protection (NJDEP). Funds from the EPA, which can equal up to 50% of construction costs, are loaned at a zero interest cost; the interest rate on the state portion of the loan is based upon the market place at time of issuance. The rate to the Company is a blend of the two rates. The interest paid to bondholders is considered Tax Exempt subject to AMT. Proceeds from the proposed financing would be available for qualified costs reimbursement in May 1999. A decision by the BPU is expected during the third quarter.

Middlesex has also filed planning and design documents with the NJDEP in order to be able to apply for additional loans under the SRF program in future years. If approved, Middlesex will need to file for approval from the BPU sometime during the second quarter of 1999.

MIDDLESEX WATER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
JUNE 30, 1997

Operating Revenues were up $0.7 million or 6.6% over the second quarter of 1997. For the six months ended June 30, 1998 Operating Revenues were up $1.1 million or 5.6% over the same period in 1997. The components of the increases are as follows:

                                        (Millions)
                                   Three               Six
                                   Months              Months

     Base Rate Increases           $0.4                $0.6
     Subsidiary Acquisition         0.2                 0.4
     Consumption Increase           0.1                 0.1
                                    ___                 ___

     Increase                      $0.7                $1.1

In January 1998, Middlesex implemented an approved rate increase of 4.4% while Pinelands Water and Wastewater rates increased as part of a scheduled phase-in. Public Water Supply Company (Public) was not part of consolidated operations until August 1, 1997. Tidewater experienced continued double-digit customer growth, on an annualized basis, which offset lower overall consumption in the Company's New Jersey operations. Consumption for Middlesex general water users was higher, but improvements to two of Middlesex Contract Sales customers systems resulted in lower usage under those contracts.

Operating Expenses increased $0.5 million or 5.9% for the quarter and $0.9 million or 6.0% for the six months ended June 30, 1998 compared to the respective period a year ago. Both the inclusion of Public's operations and mandated recognition of postretirement benefit costs other than pensions resulted in higher expense of $0.2 million and $0.5 million for the second quarter and year to date 1998, respectively. Increased sales resulted in higher revenue related taxes and higher taxable income pushed Federal Income Taxes up for the quarter and year to date.

Other income rose significantly due to capitalized interest on the expenditures associated with the upgrade of the Carl J. Olsen Water Treatment Plant (CJO Plant) and investment earnings on restricted CJO Plant construction funds. The increase in capitalized interest was $0.2 million and $0.3 million for the three and six month periods. Investment earnings rose $0.2 million for the three and six month period.

Interest Expense for 1998 reflects the increased debt service on the $23.0 million of first mortgage bonds issued on March 31, 1998. The Preferred Stock Dividend Requirement difference is due to the issuance on July 31, 1997 of the $8.00 preferred stock series to complete the acquisition of Public.

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

Liquidity: Proceeds from the $23.0 million Series W First Mortgage Bonds will be used to finance a large part of the CJO Plant project. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Additionally, the Company will utilize short-term borrowings through $30.0 million of available lines of credit. An offering of common equity of approximately $8.0 million has tentatively been scheduled for December 1998. Capital expenditures of $10.3 million have been incurred in the six months ended June 30, 1998.

Accounting Pronouncements: The Financial Accounting Standards Board (FASB) issued three new accounting pronouncements, which the Company is required to adopt in 1998.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At June 30, 1998, the Company does not have any items of comprehensive income that would affect the current reporting of the Company's financial position, results of operations or cash flows.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public enterprises report certain information about operating segments in complete sets of financial statements. Disclosure is not required for interim financial statements in the initial year of its application. The Company is evaluating the requirements of SFAS No. 131. Because the statement relates solely to disclosure provisions, it will not have any effect on the Company's financial position, results of operations or cash flows.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

Year 2000 Disclosure: The Company has assessed the effect of the Year 2000 issue on its computer systems and believes that all of its systems are in compliance.

MIDDLESEX WATER COMPANY

PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None.

Item 3.     Defaults upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            Annual Meeting of Shareholders held May 27, 1998.

            Matters voted upon at the meeting:

            ELECTION OF DIRECTORS
            Nominees for Class II term expiring in 2001:

                                  FOR                WITHHOLD

            Ernest C. Gere        3,457,664          73,053
            Stephen H. Mundy      3,435,648          95,069
            Richard A. Russo      3,469,333          61,387

            Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 1998:

            FOR                 AGAINST             ABSTAIN

            3,490,107           13,513              27,097

            Resolution approving amendment to the Restated Certificate of Incorporation to increase the authorized Common Stock, from 6,000,000 shares to 10,000,000 shares:

            FOR                 AGAINST             ABSTAIN

            3,297,443           188,505             44,769

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits:              No. 27, Financial Data Schedule.
            (b) Reports on Form 8-K:   None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             MIDDLESEX WATER COMPANY
                            (Registrant)




                             /s/A. Bruce O'Connor
Date: August 7, 1998            A. Bruce O'Connor
                                Vice President and Controller