Form 10-Q
period 1998-09-30
MIDDLESEX WATER CO
filed 1998-11-02
CIK 66004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the quarter ended September 30, 1998                             No.0-422
                      ------------------                             --------

                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)

            New Jersey                                        22-1114430
            ----------                                        ----------
   State or Other Jurisdiction of                          (I.R.S.  Employer
   Incorporation or Organization)                          Identification No.)

1500 Ronson Road, Iselin, New Jersey                          08830-3020
------------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)

                                 (732) 634-1500
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No _____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at September 30, 1998
          -----                                ---------------------------------
Common Stock, No par Value                                 4,368,897
--------------------------


================================================================================

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months                           Nine Months
                                                                     Ended September 30,                   Ended September 30,
                                                                    1998               1997               1998               1997
                                                                -----------        -----------        -----------        -----------
Operating Revenues                                              $12,073,985        $10,968,031        $32,434,440        $30,241,199
                                                                -----------        -----------        -----------        -----------

Operating Expenses:
      Operations and Maintenance                                  5,703,460          4,984,799         15,791,226         14,510,277
      Depreciation                                                  823,148            750,761          2,446,871          2,265,872
      Taxes, other than Income Taxes                              1,666,111          1,556,779          4,580,355          4,377,776
      Federal Income Taxes                                          903,758          1,035,095          2,422,447          2,390,122
                                                                -----------        -----------        -----------        -----------

                Total Operating Expenses                          9,096,477          8,327,434         25,240,899         23,544,047
                                                                -----------        -----------        -----------        -----------

Utility Operating Income                                          2,977,508          2,640,597          7,193,541          6,697,152
Other Income-Net                                                    460,637             71,527            983,058            251,549
                                                                -----------        -----------        -----------        -----------

Income Before Interest Charges                                    3,438,145          2,712,124          8,176,599          6,948,701
Interest Charges                                                  1,090,573            818,181          2,991,768          2,461,913
                                                                -----------        -----------        -----------        -----------

Net Income                                                        2,347,572          1,893,943          5,184,831          4,486,788
Preferred Stock Dividend Requirements                                79,697             66,398            239,090            145,861
                                                                -----------        -----------        -----------        -----------

Earnings Applicable to Common Stock                             $ 2,267,875        $ 1,827,545        $ 4,945,741        $ 4,340,927
                                                                ===========        ===========        ===========        ===========

Earnings per share of Common Stock:
      Basic                                                     $      0.52        $      0.43        $      1.14        $      1.03
      Diluted                                                   $      0.51        $      0.43        $      1.13        $      1.02

Average Number of
      Common Shares Outstanding:
      Basic                                                       4,357,571          4,243,478          4,326,337          4,226,241
      Diluted                                                     4,583,997          4,425,304          4,552,763          4,346,792

Cash Dividends Paid per Common Share                                  $0.28 1/2          $0.28              $0.85 1/2          $0.84


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS


                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   ------------
                                                      (Unaudited)
UTILITY PLANT:
     Water Production                                $ 28,055,246   $ 27,689,254
     Transmission and Distribution                    115,437,754    113,104,789
     General                                           18,991,442     18,845,301
     Construction Work in Progress                     21,331,320      5,683,217
                                                     ------------   ------------
              TOTAL                                   183,815,762    165,322,561
Less Accumulated Depreciation                          31,771,030     30,251,825
                                                     ------------   ------------
              UTILITY PLANT-NET                       152,044,732    135,070,736
                                                     ------------   ------------
NONUTILITY ASSETS-NET                                   3,730,571      2,038,568
                                                     ------------   ------------
CURRENT ASSETS:
     Cash and Cash Equivalents                          1,675,405      2,513,294
     Temporary Cash Investments-Restricted             11,496,575        218,787
     Accounts Receivable (net of allowance
         for doubtful accounts)                         5,165,277      3,794,860
     Unbilled Revenues                                  2,595,479      2,175,934
     Materials and Supplies (at average cost)           1,151,314        960,577
     Prepayments and Other Current Assets                 571,540        387,487
                                                     ------------   ------------
              TOTAL CURRENT ASSETS                     22,655,590     10,050,939
                                                     ------------   ------------
DEFERRED CHARGES:
     Regulatory Assets                                  7,260,065      7,359,969
     Unamortized Debt Expense                           3,149,262      2,773,233
     Preliminary Survey and Investigation Charges         250,344        213,650
     Other                                              2,323,936      2,253,678
                                                     ------------   ------------
              TOTAL DEFERRED CHARGES                   12,983,607     12,600,530
                                                     ------------   ------------
                             TOTAL                   $191,414,500   $159,760,773
                                                     ============   ============

See Notes to Consolidated Financial Statements

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS



                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   ------------
                                                      (Unaudited)

CAPITALIZATION (see accompanying statements)         $135,209,317   $109,139,429
                                                     ------------   ------------
CURRENT LIABILITIES:
     Current Portion of Long-term Debt                     45,341         42,708
     Notes Payable                                      4,500,000        564,701
     Accounts Payable                                   4,365,465      3,602,420
     Customer Deposits                                    406,451        393,376
     Taxes Accrued                                      5,550,901      5,142,089
     Interest Accrued                                     694,880      1,183,561
     Other                                              2,173,228      2,039,828
                                                     ------------   ------------
              TOTAL CURRENT LIABILITIES                17,736,266     12,968,683
                                                     ------------   ------------
DEFERRED CREDITS:
     Customer Advances for Construction                11,152,914     10,830,646
     Accumulated Deferred Investment Tax Credits        2,183,303      2,237,060
     Accumulated Deferred Federal Income Taxes         12,378,560     12,177,993
     Other                                              2,361,273      2,051,895
                                                     ------------   ------------
              TOTAL DEFERRED CREDITS                   28,076,050     27,297,594
                                                     ------------   ------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                   10,392,867     10,355,067
                                                     ------------   ------------
                        TOTAL                        $191,414,500   $159,760,773
                                                     ============   ============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                     September 30,     December 31,
                                                                                          1998            1997
                                                                                     -------------    -------------
                                                                                      (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
          Shares Authorized, 10,000,000
          Shares Outstanding - 1998 - 4,368,897; 1997 -  4,269,217                   $  32,994,426    $  31,138,484
      Retained Earnings                                                                 21,335,315       20,087,065
                                                                                     -------------    -------------
                    TOTAL COMMON EQUITY                                                 54,329,741       51,225,549
                                                                                     -------------    -------------
      Cumulative Preference Stock, No Par Value
          Shares Authorized, 100,000; Shares Outstanding, None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 149,980
        Convertible:
          Shares Outstanding, $7.00 Series - 14,881                                      1,562,505        1,562,505
          Shares Outstanding, $8.00 Series - 20,000                                      2,331,430        2,331,430
        Nonredeemable:
          Shares Outstanding, $7.00 Series -  1,017                                        101,700          101,700
          Shares Outstanding, $4.75 Series - 10,000                                      1,000,000        1,000,000
                                                                                     -------------    -------------
                    TOTAL CUMULATIVE PREFERRED STOCK                                     4,995,635        4,995,635
                                                                                     -------------    -------------
      Long-term Debt:
          8.02% Amortizing Secured Note, due December 20, 2021                           3,429,282        3,460,953
          First Mortgage Bonds:
                7.25%, Series R, due July 1, 2021                                        6,000,000        6,000,000
                5.20%, Series S, due October 1, 2022                                    12,000,000       12,000,000
                5.25%, Series T, due October 1, 2023                                     6,500,000        6,500,000
                6.40%, Series U, due February 1, 2009                                   15,000,000       15,000,000
                5.25%, Series V, due February 1, 2029                                   10,000,000       10,000,000
                5.35%, Series W, due February 1, 2038                                   23,000,000             --
                                                                                     -------------    -------------
                   SUBTOTAL LONG-TERM DEBT                                              75,929,282       52,960,953
                                                                                     -------------    -------------
                     Less: Current Portion of Long-term Debt                               (45,341)         (42,708)
                                                                                     -------------    -------------
                              TOTAL LONG-TERM DEBT                                      75,883,941       52,918,245
                                                                                     -------------    -------------
                                   TOTAL CAPITALIZATION                              $ 135,209,317    $ 109,139,429
                                                                                     =============    =============

                                                                                   Nine Months Ended   Year Ended
                                                                                     September 30,    December 31,
                                                                                          1998             1997
                                                                                     -------------    -------------
                                                                                      (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD                                                 $  20,087,065    $  19,226,847
      Net Income                                                                         5,184,831        5,860,906
                                                                                     -------------    -------------
               TOTAL                                                                    25,271,896       25,087,753
                                                                                     -------------    -------------
      Cash Dividends:
          Cumulative Preferred Stock                                                       239,054          239,361
          Common Stock                                                                   3,697,527        4,761,327
                                                                                     -------------    -------------
               TOTAL DEDUCTIONS                                                          3,936,581        5,000,688
                                                                                     -------------    -------------
BALANCE AT END OF PERIOD                                                             $  21,335,315    $  20,087,065
                                                                                     =============    =============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                     1998               1997
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                 $  5,184,831       $  4,486,788
      Adjustments to Reconcile Net Income to
           Net Cash Provided by Operating Activities:
               Depreciation and Amortization                        2,803,102          2,321,104
               Provision for Deferred Income Taxes                    200,567            570,310
               Allowance for Funds Used During Construction          (653,156)           (63,637)
           Changes in Current Assets and Liabilities:
               Accounts Receivable                                 (1,370,417)          (308,882)
               Materials and Supplies                                (190,737)           (33,844)
               Accounts Payable                                       763,045            313,273
               Accrued Income Taxes                                   408,812            716,549
               Accrued Interest                                      (488,681)          (712,121)
               Unbilled Revenues                                     (419,545)          (294,187)
               Other-Net                                               89,015           (273,798)
                                                                 ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           6,326,836          6,721,555
                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Utility Plant Expenditures*                            (18,764,047)        (7,257,652)
           Cash from Acquisition of Subsidiary                           --              158,436
           Note Receivable                                         (1,644,308)              --
           Preliminary Survey and Investigation Charges               (36,694)         1,523,479
           Other-Net                                                 (150,849)           (87,781)
                                                                 ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                             (20,595,898)        (5,663,518)
                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Redemption of Long-term Debt                               (31,671)           (28,955)
           Proceeds from Issuance of Long-term Debt                23,000,000               --
           Short-term Bank Borrowings-Net                           3,935,299               --
           Deferred Debt Issuance Expenses                           (474,096)              --
           Temporary Cash Investments-Restricted                  (11,277,788)            10,125
           Proceeds from Issuance of Common Stock-Net               1,855,942            844,197
           Payment of Preferred Dividends                            (239,054)          (159,628)
           Payment of Common Dividends                             (3,697,527)        (3,547,732)
           Customer Advances and Contributions-Net                    360,068            793,159
                                                                 ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                13,431,173         (2,088,834)
                                                                 ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              (837,889)        (1,030,797)
                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,513,294          4,262,862
                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,675,405       $  3,232,065
                                                                 ============       ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
      Cash Paid During the Period for:
           Interest (net of amounts capitalized)                 $  3,052,732       $  3,038,530
           Income Taxes                                          $  2,206,125       $  1,102,200


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.
(USA). Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (Consolidated Group) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1997 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and its cash flows for the periods ended September 30, 1998 and 1997. Information included in the Balance Sheet as of December 31, 1997 has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Regulatory Matters

On September 17, 1998, Middlesex filed a petition with the New Jersey Board of Public Utilities (BPU) for a base rate increase of $7.9 million or 2 1.9%. Approximately 75% of the increase is necessary to recover the investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant) serving our Central New Jersey water system. The purpose of the CJO Plant upgrade is to meet the new and anticipated regulatory standards concerning water quality, as well as to increase the plant's production capacity. A decision by the BPU is expected in the summer of 1999. In January 1998, Middlesex received approval from the BPU for an overall rate increase of 4.4% or a $1.5 million based on an original petition tiled in November 1996.

Note 3 - Capitalization

Common Stock - On September 9, 1998, Middlesex filed a petition with the BPU seeking approval to issue up to 525,000 shares of its no par common stock through a public offering. A decision is expected in November 1998. A registration statement on Form S-3 is expected to be filed on or about the same date as the Form 10-Q for the quarter ended September 30, 1998.

During the three months ended September 30, 1998, 23,652 common shares (0.3 million) were issued under the Company's Restricted Stock Plan and the Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt In November 1998, the Company will close on a BPU approved $2.2 million, 20 year loan from the State of New Jersey and the New Jersey Environmental Infrastructure Trust (Trust). The proceeds will he used to fund the 1999 capital project to clean and cement line previously unlined pipes and mains. The State loan of $l.05 million will come from the New Jersey Department of Environmental Protection, which is funded under a Federal grant program to finance projects that improve water quality. This portion of the loan is interest free.

The Trust loan of $1.15 million will carry a coupon interest rate that averages approximately 4.50%. The weighted rate for this combination of loans will be about 2.35%. The Company has delivered in escrow two Mortgage Bonds to evidence these loans.

Note 4-- Commitments

The Company has formed a new subsidiary, Utility Service Affiliates (Perth Amboy), Inc. (USA-PA), which is negotiating a 20-year agreement with the City of Perth Amboy, New Jersey (Perth Amboy) and the Middlesex County Improvement Authority (MCIA) to operate and maintain the water and wastewater systems of the municipality. Perth Amboy has a population of 40,000 and has approximately 9,500 customers, most of whom are served by both systems. The agreement is being effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA would receive a fixed fee and a variable fee based on increased system billing. Fixed fee payments begin at $6.4 million in the first year and increase to $9.7 in year 20. The agreement would also require USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, the MCIA will issue up to $69.5 million in three series of bonds. One of those series of bonds, in principal amount up to $27.5 million, is to be guaranteed by the Company. The other series of bonds are to be guaranteed by Perth Amboy. The agreement and related financing have received the approvals of the BPU and the New Jersey Department of Community Affairs-Local Finance Board. If the agreement goes into effect, USA-PA may enter into a subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. This potential contract would result in certain sharing of fixed and variable fees as well as the leased employees.

Note 5-- Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.


                                                          Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,

                                                   1998                   1997                   1998                1997

Basic:                                            Income       Shares    Income      Shares     Income    Shares    Income    Shares
                                                  ------       ------    ------      ------     ------    ------    ------    ------

Net Income                                        $  2,348      4,358    $ 1,894      4,243    $ 5,185     4,326   $ 4,487     4,226

Preferred Stock Dividend Requirements                  (80)                  (66)                 (239)               (146)
                                                  -----------------------------------------    -------------------------------------
Basic Earnings Applicable to Common
Stock                                             $  2,268      4,358    $ 1,828      4,243    $ 4,946     4,326   $ 4,341     4,226


Basic Earnings Per Share of Common
Stock                                             $   0.52               $  0.43               $  1.14             $  1.03


Diluted:

Basic Earnings Applicable to Common
Stock                                             $  2,268      4,358    $ 1,828      4,243    $ 4,946     4,326   $ 4,341     4,226

Convertible Preferred Stock                             66        226         53        182        198       226       105       121
                                                  -----------------------------------------    -------------------------------------
Diluted Earnings Applicable to Common
Stock                                             $  2,334      4,584    $ 1,881      4,425    $ 5,144     4,552   $ 4,446     4,347

Diluted Earnings Per Share of Common
Stock                                             $   0.51               $  0.43               $  1.13             $  1.02

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The table below presents the estimated capital expenditures for all our companies for 1998, 1999 and 2000:



                             1998              1999                 2000
                             ----              ----                 ----
CJO Plant                    $16.0             $17.0                $ --
Delaware Systems               3.2               2.0                 0.7
RENEW Program                  2.1               2.2                 2.2
Scheduled upgrades to
existing systems               3.0               4.7                 3.6
                             -----             -----                ----
 Total                       $24.3             $25.9                $6.5

Our plan to finance these projects is well underway. Proceeds from the $23.0 million Series W First Mortgage Bond issued in March 1998 and the anticipated common stock offering will be used to finance the CJO Plant expenditures in 1998 and 1999. Our Middlesex system will receive $2.2 million from New Jersey State Revolving Fund to cover the cost of the 1999 RENEW Program, which is our program to clean and line with cement nine miles of unlined mains in the Middlesex system. There is a total of approximately 170 miles of unlined mains in the 670 mile Middlesex System. We expect to apply for similar funds in 1999 for the year 2000 RENEW Program.

The financing of our Delaware subsidiaries capital program will be a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or Middlesex. The debt financing decision will be based upon the terms of financing available to our Delaware subsidiaries. We anticipate that we may file with the Delaware Public Service Commission during 1999 for a rate increase for Tidewater Utilities, Inc.

We expect to be able to cover the costs of scheduled upgrades to the existing systems with the cash flow generated from our utility operations through the year 2000. For the nine months ended, our consolidated group has expended $18.8 million for capital projects, including $12.2 for the CJO Plant.

From time to time it may be necessary to utilize the $28.0 million in total lines of credit we have available with three commercial banks for working capital purposes or provide interim funds until long-term financing is arranged. At September 30, 1998, we had $4.5 million of loans outstanding against those lines of credit.

Regulatory Matters

On September 17, 1998, Middlesex filed a petition with the New Jersey Board of Public Utilities (BPU) for a base rate increase of $7.9 million or 21.9%. Approximately 75% of the increase is necessary to recover the investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant) serving our Central New Jersey water system. The purpose of the CJO Plant upgrade is to meet the new and anticipated regulatory standards concerning water quality, as well as to increase the plant's production capacity. A decision by the BPU is expected in the summer of 1999.

On January 29, 1998, the BPU approved an increase in the rates of Middlesex by 4.4% or $1.5 million. The original petition was filed in November 1996. Under the approval, the allowed return on equity is 11.0% with an overall rate of return of 8.56%. The increase includes the recovery of post-retirement costs other than pension expenses which are mandated by the Company's compliance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

In January 1997, the BPU approved a stipulation agreed to by the parties to the Pinelands Water and Wastewater Companies' rate cases which were filed in February 1996. The stipulations allow for a combined rate increase which will result in $0.4 million additional revenues. The new rates will be phased in over a three-year period to minimize the impact on customers. Phases one and two were implemented in January 1997 and 1998, respectively.

Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share," (SFAS No.128). This statement supersedes Accounting Principles Bulletin Opinion No.15, "Earnings Per Share," and simplifies the reporting and computing of earnings per share (EPS). SFAS No.128 requires dual presentation of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the basic EPS computation to the diluted EPS computation. At December 31,1997, the Company adopted SFAS No.128. See Note 5 to the Consolidated Financial Statements.

Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At September 30, 1998, the Company does not have any items of comprehensive income that would affect the current reporting of the Company's financial position, results of operations or cash flows.

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," requires that public enterprises report certain information about operating segments in complete sets of financial statements. Disclosure is not required for interim financial statements in the initial year of its application. The Company is evaluating the requirements of SFAS No.131. Because the statement relates solely to disclosure provisions, it will not have any effect on the Company's financial position, results of operations or cash flows.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes disclosure requirements for pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. This Statement is required to be adopted for the fiscal year ending December 31, 1998.

Year 2000

Software used in many computer systems and computerized control devices was designed to record only the last two digits of each year. This software, some of which the Company owns, may not function properly as of January 1, 2000 because it interprets the new year as 1900. The Company has evaluated its own computer systems to make certain that those systems work properly when 1999 becomes 2000. The Company has also requested certification of Year 2000 compliance from the principal vendors of data processing serving its financial reporting, payroll, billing, customer information and shareholder record systems and the vendor installing the new Supervisory Control and Data Acquisition system (SCADA). The vendors have certified that their systems have been tested and will work properly. The Company believes it may reasonably rely on those certifications. The Company also expects to spend up to $10,000 to bring other operating systems including its network of desktop personal computers, into Year 2000 compliance. Nonetheless, the Company may not have identified every computerized control device of the Company's which may be affected by the Year 2000. Even if identified, the Company may not be able to reprogram or replace those devices before January 1, 2000. More importantly, the Company cannot assess the impact on the Company of failures of computer systems and control devices used by others. The Company is especially concerned about third parties who provide significant services and materials to process, treat and distribute water and to process, treat and dispose of wastewater, and about the possible failure of electric power and telecommunications or the inability' to obtain diesel fuel for the Company's stand-by generators. The occurrence of any such Year 2000-related problem could have a material adverse effect on the Company's financial condition and results of operations.

Forward Looking Information

Certain matters discussed in this report on Form 10-Q are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements may address future plans, objectives, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rate and other regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations - Nine Months Ended September 30, 1998

Operating Revenues for the nine months ended September 30, 1998 were $2.2 million higher than last year. Rate increases resulted in additional revenues of $1.2 million. The Middlesex System received regulatory approval from the New Jersey Board of Public Utilities (BPU) to implement a 4.4% rate increase in January 1998. The Pinelands Water and Wastewater Companies also increased their rates in January 1998. This increase represented the second part of a three part rate increase previously approved by the BPU. The third increase is scheduled for January 1999.

A subsidiary acquisition added $0.6 million to revenues. The acquisition of Public Water

Supply Company, Inc. (Public) by our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater) was completed on July 31, 1997. As a result, the nine months of consolidated revenue for 1997 only include two months of revenue from Public.

Customer growth contributed $0.4 million to revenues. The customer base of Tidewater grew by 820 accounts over the twelve month period ended September 30, 1998. This translates to an annual growth rate of 11.6% and is consistent with the increase of 13.0% in water services billed to the customers of Tidewater.

Operating Expenses rose $ 1.7 million or 7.2% for the nine months ended September 30, 1998. Some of the reasons for this increase are briefly discussed here. The Middlesex System changed the composition of the water sources it used to supply its customers. During 1998 less water was withdrawn from its well fields and more was purchased from the New Jersey Water Supply Authority and the Elizabethtown Water Company. This resulted in higher purchased water costs and higher chemicals expense of $0.2 million. Electric power costs for the Middlesex System were higher by about $0.2 million over last year due primarily to a large credit we received in the 1997 period from our power provider. Costs associated with the recognition of post retirement benefits under mandated accounting standards pushed operating expenses up by $0.3 million. With the acquisition of Public, their expenses are now included in our consolidated expenses. Their expenses amounted to $0.3 million for the nine months ended September 30, 1998.

On a consolidated basis almost $9.5 million of newly constructed utility plant or utility plant acquired through acquisition was placed in service since September 30, 1997. This resulted in higher depreciation expense in the first nine months of 1998 of $0.2 million or 8% over that period last year.

Taxes other than income taxes includes the taxes that the State of New Jersey charges regulated water and wastewater utilities based upon gross receipts of operations in New Jersey. These taxes are called Gross Receipts and Franchise Taxes. In general, for every dollar of revenue collected from our New Jersey customers approximately 13.5% is remitted to the State of New Jersey. As described above, about $1.2 million of additional revenues was recorded by our New Jersey companies which in turn increased the tax expense by just under $0.2 million.

Other income increased $0.7 million in the first nine months of 1998 over last year. One of the components of the increase is higher earnings on the unexpended proceeds from the Series W Mortgage Bonds issued in March 1998. As of September 30, 1998, $11.3 million of the $23.0 million received from the Series W offering remains in a CJO Plant Construction account maintained by a trustee. We submit payment requisitions to the trustee for qualified CJO Plant expenditures. It is our expectation that the balance of the proceeds will be exhausted by February 1999. Another piece of the increase pertains to interest capitalized on the CJO Plant work in process expenditures. Public utilities refer to this as Allowance for Funds Used During Construction (AFUDC). In general, AFUDC is recorded as a cost of the project until the utility plant is ready to provide service to customers. The effect is to reduce expenses currently for the Company and depreciate the capitalized interest along with the rest of the CJO Plant costs over its estimated useful life.

Interest charges rose $0.5 million which represents our obligation to pay interest on those

Series W Mortgage Bonds.

Net Income for the nine months ended September 30, 1998 increased $0.7 million or 15.6% over the comparable 1997 period based upon the discussion above. The increase in the preferred stock dividend requirement is attributable to the issuance of preferred stock in July 1997 to complete the acquisition of Public. Through September 1998 nine months worth of the dividend requirements were recorded while for the same period in 1997 only two months were recorded.

Basic and Diluted Earnings per Share both increased by $0.11 over last year. There is a $0.01 per share difference between Basic and Diluted Earnings per Share. This difference is due to the two series of convertible preferred stock that we have issued.


Results of Operations - Three Months Ended September 30, 1998

Operating Revenues in the third quarter increased $1.1 million or 10.1% compared to the same period in 1997. Rate increases resulted in additional revenue of $0.5 million. The inclusion of Public in consolidated operations for the third quarter contributed additional revenue of $0.2 million over 1997, Consumption increases for both Middlesex residential customers and a contract customer, as well as growth in Tidewater's customer base, accounted for $0.4 million of the higher revenues.

Total Operating Expenses rose $0.8 million or 9.2% for the third quarter. These increases are partially the result of higher operations and maintenance expenses. Purchased water and electric power each rose $0.1 million. Water treatment costs and mandated recognition of accrued post-retirement benefit costs other than pensions also increased $0.1 million each and the inclusion of Public's expenses added $0.2 million.

Depreciation for the third quarter increased 9.6%. On a consolidated basis almost $9.5 million of newly constructed utility plant or utility plant acquired through acquisition was placed in service since September 30, 1997.

Taxes other than Income Taxes increased $0.1 million due to higher revenue based taxes. Federal Income Taxes decreased $0.1 million for the quarter as a result of a deferred tax benefit related to increased capitalized interest.

Other income increased $0.4 million for the quarter over last year. One of the components of the increase is higher earnings on the unexpended proceeds from the Series W Mortgage Bonds. Another piece of the increase pertains to interest capitalized on the CJO Plant work in process expenditures.

Interest charges rose $0.3 million which represents our obligation to pay interest on those Series W Mortgage Bonds.

Net Income for the three months ended September 30, 1998 increased $0.5 million or 24.0% over the comparable 1997 period based upon the discussion above. The increase in the preferred stock dividend requirement is attributable to the issuance of preferred stock in July 1997 to complete the acquisition of Public. Only two months worth of the dividend requirements were recorded for the third quarter of 1997.

Basic Earnings per Share increased by $0.09 over last year and Diluted Earnings per Share increased by $0.08 over last year. There is a $0.01 per share difference between Basic and Diluted Earnings per Share for the quarter ended September 30, 1998.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other In Formation

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            11    Statement Regarding Computation of Per Share Earnings

            10.21 Copy of  Supplemental  Indenture  dated March 1, 1998  between
                  Middlesex Water Company and First Union National Bank, as Trustee. Copy of Trust Indenture dated March 1, 1998 between the New Jersey Economic Development Authority and PNC Bank, National Association, as Trustee. (Series W First Mortgage
                  Bond)

            10.22 Copy of Supplemental  Indenture dated October 15, 1998 between
                  Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey and Middlesex Water Company. (Series X First Mortgage Bond)

            10.23 Copy of Supplemental  Indenture dated October 15, 1998 between
                  Middlesex Water Company and First Union National Bank, as Trustee. Copy of loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company. (Series Y First Mortgage Bond)

            27    Financial Data Schedule.

        (b) Reports on Form 8-K: Filed September 11, 1998

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  MIDDLESEX WATER COMPANY
                                                        (Registrant)





Date:   November 2, 1998                          /s/ A. Bruce O'Connor
                                                  ------------------------------
                                                   A. Bruce O'Connor
                                                   Vice President and Controller