Form 10-K
period 1998-12-31
MIDDLESEX WATER CO
filed 1999-03-26
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For the Fiscal Year ended December 31, 1998                            No. 0-422
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

                  YES  [ X ]           NO    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 19, 1999 was $122,103,067 based on the closing market price of $24.875 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at March 19, 1999
                  -----                           -----------------------------
Common Stock, No par Value                                  4,908,666
--------------------------
                       Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 26, 1999 as to Part III.

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K
                                      INDEX


PART I
Item 1.      Business:
                General
                Retail Sales
                Contract Sales
                Contract Services
                Financial Information
                Water Supplies and Contracts
                Competition
                Regulation
                Regulation of Rates and Services
                Water Quality and Environmental Regulations
                Employees
                Executive Officers of Middlesex Water Company
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote
                of Security Holders

PART II
Item 5.      Market for the Registrant's Common
                Equity and Related Stockholder Matters:
                    Price Range of Common Stock
                    Approximate Number of Equity Security
                        Holders as of December 31, 1997
                    Dividends
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations
Item 7a.     Qualitative and Quantitative Disclosures
                About Market Risk
Item 8.      Financial Statements and Supplementary Data
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures

PART III
Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management
Item 13.     Certain Relationships and Related Transactions

PART IV
Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K

Signatures
Exhibit Index

PART I

Item 1.  Business
         --------

         Middlesex Water Company was incorporated as a water utility company in 1897 and operates water utility systems in central and southern New Jersey and in Delaware as well as a wastewater utility in southern New Jersey. The water utility system in central New Jersey, which we call the "Middlesex System," produced 87.8% of the Company's 1998 revenues. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes.

         Our Middlesex System provides water services to approximately 54,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water on a contracted basis to the Township of Edison, the Boroughs of Highland Park and Sayreville, the City of South Amboy and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. Under a special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick.

         The Middlesex System's retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey. The contract customers of the Middlesex System comprise an area of approximately 141 square miles with a population of approximately 267,000. Contract sales to Edison, Sayreville, Old Bridge and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to these and other municipalities in the South River Basin area of the State through contracts with water suppliers outside the South River Basin. The State saw this as a way to reduce the use of ground water and depletion of acquifers. Our long-term contracts to pump treated surface water to East Brunswick, Marlboro, Old Bridge, Sayreville and South Amboy are consistent with the State approved plan.

         We have five wholly-owned subsidiaries:

          o Tidewater Utilities, Inc. ("Tidewater"), together with Tidewater's wholly-owned subsidiary, Public Water Supply Company, Inc. ("Public"), provide water services to 11,300 retail customers for residential, commercial and fire protection purposes in over 100 separate community water systems in Kent, Sussex and New Castle Counties, Delaware. We refer to our Delaware operations as the "Tidewater Systems". The Tidewater Systems produced approximately 8.8% of our total revenues in 1998. Tidewater has another wholly-owned subsidiary, White Marsh Environmental Systems, Inc., which owns the office building that Tidewater uses as its business office.

          o Pinelands Water Company services 2,200 residential customers in Burlington County, New Jersey. We refer to this water utility as the "Pinelands System." The Pinelands System produced approximately 0.8% of our total revenues in 1998.


                                      -1

          o Pinelands Wastewater Company services approximately 2,200 primarily residential retail customers and, under contract, one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. We refer to this wastewater utility as the "Pinelands Wastewater System." The Pinelands Wastewater System produced approximately 1.5% of our total revenues in 1998.

          o Utility Service Affiliates, Inc., along with Middlesex Water Company, entered into a five-year contract with the City of South Amboy, New Jersey to operate and maintain the city's 2,600 customer water system in May 1995. The contract is renewable for up to three additional five-year periods. We refer to this subsidiary as "USA." USA produced approximately 1.1% of our total revenues in 1998. Middlesex Water Company has negotiated the acquisition, subject to Board of Public Utilities (BPU) approval, of a franchise to provide water service and to install water system facilities in South Amboy. Assuming BPU approval is obtained, Middlesex Water Company will operate and maintain the system on a retail basis.

          o Utility Service Affiliates (Perth Amboy) Inc., which we refer to as "USA-PA," along with Middlesex Water Company, signed an agreement on December 8, 1998 with the City of Perth Amboy (the City) and the Middlesex County Improvement Authority (MCIA). Under that agreement, USA-PA will operate and maintain the City's water system and the wastewater system for 20 years. USA-PA will be paid a fixed fee and a variable fee based on increased system billings. Fixed fee payments to USA-PA in the agreement rise from $6.4 million in the first year to $9.7 by year 20. The agreement also requires USA-PA to lease from the City all of the City's employees who currently work on the City's water system or wastewater system. In connection with the agreement, the City of Perth Amboy, through the MCIA issued $68.0 million in three series of bonds. One of those series of bonds, in principal amount of $26.3 million, is guaranteed by the Company. The City guaranteed the two other series of bonds. The Company also guaranteed the performance of our subsidiary, USA-PA. USA-PA entered into a subcontract with a sewer contracting firm for the operation and maintenance of the City's wastewater system. City employees who now work on the City's wastewater system are subleased by the subcontractor from USA-PA. Of the $6.4 million fixed fee payable to USA-PA in the first year of the agreement, $3.0 million will be payable to the subcontractor. The variable fee payable by USA-PA to the subcontractor would be based on a portion of the increased billings attributable to the wastewater system. USA-PA began to operate and maintain the City's systems on January 1, 1999.

             Financial Information
             ---------------------

             Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                          (000's)
                                                  Years Ended December 31,
                                                  ------------------------
                                           1998            1997            1996
                                         -------         -------         -------
Operating Revenues .............         $43,058         $40,294         $38,025
                                         =======         =======         =======
Operating Income ...............         $ 9,149         $ 8,768         $ 8,222
                                         =======         =======         =======

             Operating revenues were derived from the following sources:

                                                     Years Ended December 31,
                                                     ------------------------
                                           1998             1997             1996
                                           ----             ----             ----
Residential .................              41.4%            40.3%            39.7%
Commercial ..................              11.4             11.4             11.4
Industrial ..................              15.8             16.5             17.4
Fire Protection .............              11.5             11.6             12.2
Contract Sales ..............              17.5             18.3             17.8
Other .......................               2.4              1.9              1.5
                                          -----            -----            -----

     TOTAL ..................             100.0%           100.0%           100.0%
                                          =====            =====            =====

         Water Supplies and Contracts
         ----------------------------

         Our water utility plant consists of sources of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In addition, in New Jersey, the Pinelands System is not interconnected with the Middlesex System. In the opinion of management, we have adequate sources of water supply to meet the current and anticipated future service requirements of our present customers in New Jersey and Delaware.

Middlesex System:

         Our Middlesex System obtains water from both surface sources and from wells which we call groundwater sources. In 1998, surface sources of water provided approximately 68.1% of the Middlesex System's water supply, groundwater from wells provided approximately 25.0% and the balance of 6.9% was purchased from Elizabethtown Water Company ("Elizabethtown"), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.



                                      -3

         The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority ("NJWSA"). Under a multistate compact, the NJWSA is entitled to divert water from the Delaware River through the D&R Canal. This supply, together with water in the Round Valley and Spruce Run Reservoir System, provide a safe yield of 225 million gallons per day (mgd), which supplies our Middlesex System and other large water purveyors contractually regulated by the NJWSA. We have contracts with the NJWSA to divert a minimum of 20 mgd of untreated water from the D&R Canal. In addition, we have a one year agreement for an additional 5 mgd, renewed through April 30, 1999. We also have an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. This contract also allows us to purchase additional water from Elizabethtown on an emergency basis.

         Our Middlesex System also derives water from groundwater sources equipped with electric motor driven deep well turbine type pumps. The Middlesex System has 32 wells, which provide an aggregate pump capacity of approximately 27 mgd.

             The Middlesex System's groundwater sources are:

                                                          1998 Maximum Daily
                                                               Pumpage            Pump
                                               No. of        (millions of       Capacity
                Middlesex System               Wells           gallons)           (mgd)          Location
                ----------------               -----           --------           -----          --------
      Park Avenue                                15              10.8              15.2     South Plainfield
      Tingley Lane North                          4               3.2               2.8     Edison
      Tingley Lane South                          5               2.9               2.6     Edison
      Spring Lake                                 4               1.2               2.8     South Plainfield
      Sprague Avenue #1                           1               1.1               1.1     South Plainfield
      Sprague Avenue #2                           1               1.3               1.3     South Plainfield
      Maple Avenue                                1               1.0               0.9     South Plainfield
      Thermal Well                                1               0.2               0.2     Edison
                                                 --
             Total                               32

Tidewater Systems:

         Water supply to Delaware customers is derived from the Tidewater Systems' 119 wells which provided overall system delivery of 523 million gallons during 1998. The Tidewater Systems do not have a central treatment facility. Several of its water systems in Sussex County and New Castle County, Delaware have interconnected transmission systems. Treatment is by chlorination and, in some cases, pH correction and filtration.

         Pinelands System:

         The Pinelands System obtains its water supply from four wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven deep well turbine pumps and one is equipped with a electric motor driven submersible pump. Disinfection is done at individual well sites, which are located in Southampton Township, New Jersey. The wells have an aggregate pump capacity of 2.2 mgd. In 1998, the maximum daily pumpage was 2.1 million gallons.

         Pinelands Wastewater System:

         The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is
0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid discharge permit issued by the New Jersey Department of Environmental Protection ("DEP").

         Competition
         -----------

         Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although the Tidewater System has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas has been affected by the Delaware Department of Natural Resources and Environmental Control (DNREC) awarding franchises to other regulated water purveyors, including franchises granted to community water systems around and in between the Tidewater Systems service areas.

         Regulation
         ----------

         We are subject to regulation as to our rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within those states and with respect to environmental and water quality matters. We are also subject to environmental and water quality regulation by the United States Environmental Protection Agency ("EPA").

         Regulation of Rates and Services
         --------------------------------

         New Jersey operations are subject to regulation by the BPU. Similarly, our Delaware operations are subject to regulation by the Public Service Commission (PSC). These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters. In determining our rates, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on that property. Rate determinations by the BPU do not guarantee particular rates of return to the Company for our New Jersey operations nor do rate determinations by the PSC guarantee particular rates of return for our Delaware operations. Thus, we may not achieve the rates of return allowed by the BPU or the PSC.

         We filed a petition with the BPU on September 17, 1998 for a 21.9% rate increase to include the $38 million costs of the CJO Plant Project in our rate base and to recover certain other of our costs which have increased. The Company anticipates that a BPU determination with respect to this petition may not be made until the summer of 1999. There can be no assurance that the rate increase will be granted or, if granted, that it will be in the amount we requested.

         We anticipate that we may file with the PSC during 1999 for a rate increase for the Tidewater Systems, which may also include a request to combine Tidewater and Public into a single entity.

         Water Quality and Environmental Regulations
         -------------------------------------------

         Both the EPA and the DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, the DNREC, and the Delaware Department of Health with respect to operations in Delaware.

         Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements. In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment. The Company believes the Carl J. Olsen Water Treatment Plant (CJO Plant) upgrade and expansion will allow the Company to be in a stronger position to meet any such future regulations with regard to its Middlesex System. Regular testing of our water demonstrates that we are in compliance with existing Federal, New Jersey and Delaware primary water quality standards.

         The DEP and the Delaware Department of Health monitor the activities of the Company and review the results of water quality tests performed by the Company for adherence to applicable regulations. Other regulations applicable to the Company include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule, and the Total Coliform Rule.

         Employees
         ---------

         As of December 31, 1998, we had a total of 144 employees in New Jersey, and a total of 30 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry. As part of USA-PA's agreement with the City of Perth Amboy, 40 employees currently working in the City's water and wastewater systems are leased by USA-PA. The City employees are represented by several unions and are subject to contract negotiations with the City.

         Executive Officers of Middlesex Water Company
         ---------------------------------------------

Walter J. Brady - age 57; Senior Vice President-Administration; term expires May 1999. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, Vice President-Administration in 1989 and Senior Vice President of Administration in 1998. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc., and an Officer and Director of Utility Service Affiliates (Perth Amboy) Inc.

A. Bruce O'Connor - age 40; Vice President and Controller; term expires May 1999. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is an Officer and Director of Tidewater Utilities, Inc., Public Water Supply Company, Inc., Pinelands Water Company, Pinelands Wastewater Company and an Officer of White Marsh Environmental Systems, Inc., Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc.

Marion F. Reynolds - age 59; Vice President, Secretary and Treasurer; term expires May 1999. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is an Officer of Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company and a Director of Utility Service Affiliates, Inc.

Richard A. Russo - age 53; Executive Vice President; term expires May 1999. Mr. Russo, who had been Vice President-Operations since 1989 was elected Executive Vice President in 1995 and is responsible for engineering, water production, water treatment and distribution maintenance. He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc., Pinelands Water Company and Pinelands Wastewater Company. He is also Executive Vice President and Director of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc.

Dennis G. Sullivan - age 57; Vice President and General Counsel, Assistant Secretary-Assistant Treasurer; term expires May 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was employed in a private law practice from 1981 to 1984 as a staff attorney. He is an Officer and Director of Tidewater Utilities Inc., White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc., Utility Service Affiliates, Inc., and Utility Service Affiliates (Perth Amboy) Inc. and a Director of Pinelands Water Company and Pinelands Wastewater Company.

J. Richard Tompkins - age 60; Chairman of the Board and President; term expires May 1999. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company; Director of Public Water Supply Company, Inc. and Director and President of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams - age 50; Vice President-Operations; term expires May 1999. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is an Officer and Director of Utility Service Affiliates, Inc., and Utility Service Affiliates (Perth Amboy) Inc.

Item 2.  Properties
         ----------

         The water and wastewater utility properties of our systems consist of source of supply, pumping, water treatment, transmission and distribution, wastewater collection and treatment and general facilities.

Middlesex System:

         The Middlesex System's principal source of surface supply is the D&R Canal owned by the State of New Jersey and operated as a water resource by the NJWSA.

         Water is withdrawn from the D&R Canal at New Brunswick, New Jersey through our intake and pumping station located on State owned land bordering the Canal. It is transported through our 54 inch supply main for treatment and distribution at the CJO Plant. Facilities at the CJO Plant consist of source of supply, pumping, water treatment, transmission, storage, laboratory and general facilities. We monitor water quality at the CJO Plant, at each well field and throughout the distribution system to determine that federal and state water quality standards are met.

         The design capacity of the intake and pumping station in New Brunswick, New Jersey, is 80 mgd. The four electric motor driven vertical turbine pumps presently installed have an aggregate design capacity of 65 mgd. The station is designed to permit its pumping capacity to be increased to 80 mgd by the installation of additional pumping units. The design capacity of our raw water supply main is 55 mgd. We also have a 58,600 foot transmission main; a long term lease agreement with the City of Perth Amboy for the use of a 38,800 foot transmission main; and a long term, nonexclusive "wheeling agreement" with the East Brunswick system, all used to transport water to several of our contract customers. The lease agreement with the City of Perth Amboy includes an option to purchase the transmission main at the end of the lease term.

         The CJO Plant includes chemical storage and chemical feed equipment, dual rapid mixing basins, four reinforced concrete mechanical flocculation compartments, four underground reinforced concrete settling basins, eight rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The firm design capacity of the CJO Plant is now 30 mgd (45 mgd maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor driven vertical turbine pumps presently installed have an aggregate capacity of 65 mgd.

         In addition to the main pumping station at the CJO Plant, there is a 15 mgd auxiliary pumping station located in a separate building. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

         In November 1997 construction began on the upgrade, expansion and addition of facilities at the CJO Plant and related water intake station, which we refer to as "The Project." The Project includes the installation of new flash mixers and new chemical storage and feed facilities. The existing conventional sedimentation basins are being replaced by high rate upflow clarifiers that are intended to remove turbidity more effectively . The chlorine application point is being relocated from preclarification to postclarification. The existing sedimentation basins are to be used as chlorine contact basins. Four additional filters are being added to the CJO Plant, a new laboratory is being constructed, and a computerized Supervisory Control and Data Acquisition (SCADA) system is being added to monitor and control the CJO Plant and our water supply and distribution system in central New Jersey. Upgrades are also being made to the heating, ventilating, air conditioning and the electrical system at the CJO Plant and to the pumping equipment at our raw water pump station.

         The Project will upgrade the CJO Plant to meet the new and anticipated regulatory changes concerning water quality, as well as increase capacity to meet peak-day demands. The firm capacity of the CJO Plant is being increased from about 30 mgd to 45 mgd (we define firm capacity as the capacity when the largest unit is out of service).

         The Project also involves changes to the raw water pump station which delivers water from the D&R Canal to the CJO Plant, a distance of about one mile. The station capacity is being increased by replacing one existing pump with a larger pump. The firm capacity of the raw water pump station is being increased from about 35 mgd to 45 mgd. Functional completion of the Project (by which we mean the ability to produce water) is scheduled for June, 1999, with final completion set for October, 1999.

         The total cost of the Project, including design, engineering and capitalized interest, will be approximately $38 million. Of this amount, we expended $7.9 million through March 31, 1998 from operations of our central New Jersey system. In March, 1998, we issued our 5.35% Series W Mortgage Bonds which provided an additional $23 million. The remainder of the cost of the Project will be funded from proceeds of our December 1998 common stock offering.

         We have a RENEW Program in the Middlesex System to clean and line with cement previously unlined cast iron mains. There are approximately 170 miles of unlined cast iron mains in the 670 mile Middlesex System. In 1999, we will clean and line approximately nine miles of unlined mains.

         Middlesex System's storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison, a 5 mg reservoir in Carteret and a 2 mg reservoir at the Park Avenue Well Field.

         We own the properties in New Jersey on which Middlesex System's 32 wells are located. We also own our headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two story office building and an adjacent 16,500 square foot maintenance facility.

Tidewater Systems:

         The Tidewater Systems' storage facilities include 21 ground level storage tanks with the following capacities: eleven 30,000 gallon tanks, five 25,000 gallon tanks, three 120,000 gallon tanks, one 135,000 gallon tank, one 82,000 gallon tank and one elevated storage tank with a capacity of 250,000 gallons.

         Our Delaware operations are managed from Tidewater's leased offices in Odessa, Delaware and from Public's leased offices in Millsboro, Delaware. Tidewater's office property, which is owned by its wholly-owned subsidiary, White Marsh Environmental Systems, Inc., consists of a 2,400 square foot building situated on a one (1) acre lot.

Pinelands System:

         Pinelands Water Company owns well site properties which are located in Southampton Township, New Jersey. Pinelands Water storage facility is a 1.2 mg standpipe.

Pinelands Wastewater System:

         Pinelands Wastewater Company owns a 12 acre site on which its 0.5 mgd capacity tertiary treatment plant is located.

Item 3.  Legal Proceedings
         -----------------

         A motel in our Middlesex service area originally filed claims against us in 1990 alleging financial losses due to improper water pressure and service and also seeking punitive damages. Subsequently in 1994, and again in 1997, the motel suffered outbreaks of legionella, resulting in the 1997 shutdown of the motel by the New Jersey Department of Health. The motel amended its claims to assert that we provided water containing the legionella bacteria. The motel is in bankruptcy. A bank creditor of the motel has joined in the motel's claim against us. We believe that the motel's claims are not supportable. Claims resulting from the death of a motel guest from legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. We do not believe the motel's claims for punitive damages will prevail. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on our financial condition or results of operation.

         A 1995 fire at a warehouse in our service territory resulted in multiple party claims brought forth in the Superior Court for Middlesex County, New Jersey, as well as, with the financial collapse of the principal tenant, in the Federal Bankruptcy Court. The claims in the State court action are for unspecified amounts but include claims against us for insufficient water pressure and supply. The Bankruptcy Court has stayed all claims against the tenant except, to the extent the tenant is insured, claims brought by us arising from claims made against us by other tenants and the landlord. Under New Jersey case law, we will not have financial responsibility to parties to the extent they receive payments under their own insurance policies. We do not know either the total amount of claims against us or how much of that amount will be covered by the parties' own insurance policies. Our counsel in the litigation advises us that the case is unlikely to be resolved rapidly. We believe we have substantial defenses to the claims against us, although we do not have insurance coverage for them.

         The Company has been notified of a potential claim of $1.5 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and a petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge. Causation and liability has not been established.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None.

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             -----------------------------------------------------------------
             Matters Price Range of Common Stock
             -----------------------------------

             The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

            1998           High               Low                 Dividend
            ----           ----               ---                 --------
First Quarter             $22 1/2           $19 7/8               $0.28 1/2
Second Quarter             21 1/4            19 1/4                0.28 1/2
Third Quarter              22                20 1/8                0.28 1/2
Fourth Quarter             25 3/4            21 1/4                0.29 1/2



            1997           High               Low                 Dividend
            ----           ----               ---                 --------
First Quarter             $18               $17                   $0.28
Second Quarter             17 7/8            16 3/8                0.28
Third Quarter              19 1/4            16 3/8                0.28
Fourth Quarter             22 1/2            18                    0.28 1/2

      Approximate Number of Equity Security Holders as of December 31, 1998
      ---------------------------------------------------------------------
                                                                   Number of
                     Title of Class                             Record Holders
                     --------------                             --------------

        Common Stock, No Par Value                                    2,305
        Cumulative Preferred Stock, No Par Value:
             $7      Series                                              17
             $4.75   Series                                               1
        Cumulative Convertible Preferred Stock, No Par Value:
             $7      Series                                               4
             $8      Series                                               5

             Dividends
             ---------

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

Item 6.      Selected Financial Data
             -----------------------
             Consolidated Selected Financial Data, page 20.

Item 7.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

         The companies referred to herein are defined in Note 1(a), Notes to the Consolidated Financial Statements, included in Item 8 in Part II of this Form 10-K.

Liquidity and Capital Resources

         The Company's actual capital expenditures for 1997 and 1998 and projected requirements through 2001 are detailed as follows:

                                                                     (in millions)
                                      1997          1998          1999          2000         2001
                                    -------       -------       -------       -------       ------
CJO Plant .....................     $   3.1       $  18.6       $  15.0       $    --       $   --
Delaware Systems ..............         1.4           3.2           5.8           3.3          1.1
RENEW Program .................         1.8           2.1           2.0           2.0          2.0
Scheduled upgrades to
  existing systems ............         4.4           3.4           3.8           5.1          6.7
                                    -------       -------       -------       -------       ------
   Total ......................     $  10.7       $  27.3       $  26.6       $  10.4       $  9.8
                                    -------       -------       -------       -------       ------

         Our plan to finance these projects is underway. Net proceeds from the $23.0 million Series W First Mortgage Bonds and the December 1998, $12.7 million common stock offering will be used to finance the Carl J. Olsen Water Treatment Plant (CJO Plant) expenditures in 1999. Middlesex issued $2.2 million of First Mortgage Bonds through the New Jersey State Revolving Fund to cover the cost of the 1999 RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 170 miles of unlined mains in the 670 mile Middlesex System. We expect to apply for similar funds in 1999 for the years 2000 and 2001 RENEW Programs. The financing of our Delaware subsidiaries' capital program may be a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. The debt financing decision will be based upon the terms of financing available to our Delaware subsidiaries. We expect to be able to cover the costs of scheduled upgrades to the existing systems with the cash flow generated from our utility operations through the year 2001.

         The Company currently has eight series of First Mortgage Bonds outstanding in the aggregate principal amount of $74.7 million. The First Mortgage Bonds have been issued under and secured by a mortgage indenture and supplements thereto which constitute a direct first mortgage lien upon substantially all of the property of Middlesex. Tidewater borrowed funds under a $3.5 million, 8.05% Amortizing Secured Note due December 20, 2021. Approximately $3.4 million was outstanding under that note as of December 31, 1998.

         From time to time it may be necessary to utilize all or part of the $28.0 million in total lines of credit we have available with three commercial banks for working capital purposes or to provide interim funds until long-term financing is arranged. At December 31, 1998, we had $1.0 million of loans outstanding against those lines of credit.

Results of Operations
1998 Compared to 1997

         Operating Revenues were up $2.8 million or 6.9% over 1997. The increase was attributable to several factors. Rate increases accounted for $1.7 million of additional revenues. In January 1998, Middlesex implemented a BPU approved rate increase of 4.4%, and Pinelands Water and Wastewater Companies implemented the second part of a three phase rate increase. The final phase was put in place in January 1999. In addition, $0.5 million was added to revenues by the inclusion of Public for the entire year of 1998 compared to five months in 1997. Public was acquired on July 31, 1997. The continued double-digit growth of 11.5% in Tidewater's customer base also contributed $0.5 million in revenues.

         Higher revenues were partially offset by increased operating expenses of $2.4 million or 7.6%. The increases were related primarily to the following factors. Purchased water and water treatment expenses reflected a combined increase of $0.2 million as a result of Middlesex changing the composition of the water sources it uses to supply its customers. Purchased power increased $0.2 million due in part to a large credit Middlesex received in 1997 from its power provider. Mandated recognition of postretirement benefit costs other than pensions and amortization of BPU approved regulatory deferrals added $0.5 million and $0.2 million, respectively, to expenses. Labor costs were higher by $0.5 million, and the inclusion of Public's expenses for a full year accounted for $0.3 million of the increase.

         Depreciation expense increased $0.2 million or 7.0% based on newly constructed utility plant placed in service in 1998 and utility plant acquired through the acquisition of Public.

         Other Taxes increased $0.3 million and related mostly to revenue-related taxes and employers' payroll taxes. The decrease in Federal income taxes is due to a lower amount of deferred taxes, which offset an increased amount of current taxable income.

         Other income increased $1.4 million compared to 1997. An increase of $0.9 million in Allowance for Funds Used During Construction was related to the capital expenditures incurred in connection with the upgrade of the CJO Plant. Interest income rose $0.5 million as a result of the unexpended proceeds available for investment from the Series W Mortgage Bonds issued in March 1998.

         Total interest charges rose $1.1 million. This increase reflects $0.9 million of interest expense related to the Series W Mortgage Bonds and increased interest of $0.2 million on a higher level of short-term borrowings under existing lines of credit incurred to finance the capital program on an interim basis.

         The $0.1 million increase in preferred stock dividend requirements reflects the issuance on July 31, 1997, of the $8.00 preferred stock series to complete the acquisition of Public. Basic and diluted earnings per share increased $0.09 and $0.08, respectively over 1997. The $0.01 per share dilution in 1998 is the result of the two series of convertible preferred stock currently outstanding.

Results of Operations
1997 Compared to 1996

         Net income increased 13.4% to $5.9 million in 1997 compared with $5.2 million in the prior year. Operating revenues increased by $2.3 million to $40.3 million due to favorable weather conditions in New Jersey and Delaware, continued growth in Tidewater's customer base of 12%, rate increases implemented by the Pinelands Companies, increased contract revenues from USA and the inclusion of Public's operating results since August 1997.

         Somewhat offsetting the effect of increased revenues were higher operations and maintenance expenses of $0.7 million or 3.7%, which reflected increased purchased water of $0.3 million; transmission and distribution expenses of $0.3 million; administrative and general expenses of $0.2 million and the inclusion of operating expenses for Public of $0.2 million. These increases were offset by reductions in purchased power and water treatment expenses of $0.3 million.

         Depreciation expense increased 4.8% due to a higher level of depreciable plant in service. Other taxes increased $0.2 million and were related primarily to revenue-related taxes. A higher level of taxable income resulted in a $0.6 million increase in federal taxes.

Regulatory  Matters

         On December 8, 1998, the Company's newly formed subsidiary, USA-PA, entered into a 20-year agreement with the City of Perth Amboy, New Jersey (Perth Amboy) and the Middlesex County Improvement Authority (MCIA) to operate and maintain the water and wastewater systems of Perth Amboy. USA-PA began operating the City's systems on January 1, 1999.

         Perth Amboy has a population of 40,000 and has approximately 9,500 customers, most of whom are served by both systems. The agreement is being effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA will receive a fixed fee and a variable fee based on increased system billing. Fixed fee payments begin at $6.4 million in the first year and increase to $9.7 in year 20. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy, through the MCIA, issued approximately $68.0 million in three series of bonds on January 28, 1999. The Company guaranteed one of those series of bonds, in principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

         In addition to the agreement with Perth Amboy, effective January 1, 1999, USA-PA entered into a 20-year subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. The subcontract requires the sharing of certain fixed and variable fees and operating expenses.

         In December 1998, Middlesex filed a petition with the Board of Public Utilities of the State of New Jersey (BPU) for approval of a franchise ordinance to provide retail water service and install water system facilities in the City of South Amboy (South Amboy). A favorable decision by the BPU will result in the elimination of an existing wholesale water sales contract and a significant modification to an existing management service contract between the Company and South Amboy. A decision from the BPU is expected in the second quarter of 1999.

         On September 17, 1998, Middlesex filed a petition with the BPU for a base rate increase of $8.0 million or 21.9%. Approximately 75% of the increase is necessary to recover the investment in the upgrade and expansion of the CJO Plant serving our central New Jersey water system. The purpose of the upgrade is to meet the new and anticipated regulatory standards concerning water quality, as well as to increase the plant's production capacity. A decision by the BPU is expected in the summer of 1999.

         On January 29, 1998, the BPU approved an increase in the rates of Middlesex by 4.4% or $1.5 million. The original petition was filed in November 1996. Under the approval, the allowed return on equity is 11.0% with an overall rate of return of 8.56%. The increase includes the recovery of postretirement costs other than pension expenses which are mandated by the Company's compliance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

         In January 1997, the BPU approved a stipulation agreed to by the parties to the Pinelands Water and Wastewater Companies' rate cases which were filed in February 1996. The stipulations allow for a combined rate increase which will result in $0.4 million additional revenues. The new rates were phased in over a three-year period to minimize the impact on customers. The three phases were implemented in January 1999, 1998 and 1997, respectively.

Accounting Standards

         In June 1998, The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is currently evaluating the requirements of the accounting standard, which is required to be adopted in the first quarter of 2000.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes disclosure requirements for pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. Effective January 1, 1998, the Company adopted SFAS No. 132. See Note 9 to the Consolidated Financial Statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting certain financial and descriptive information about operating segments in complete sets of financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company has evaluated SFAS No. 131 and has determined that at December 31, 1998, there are no disclosure requirements that would impact the Company's financial statements.

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At December 31, 1998, the Company does not have any significant items of comprehensive income that would effect the current reporting of the Company's financial position, results of operations or cash flows.

Year 2000 Disclosure
--------------------

         Software used in many computer systems and computerized control devices was designed to record only the last two digits of each year. This software, some of which we own, may not function properly as of January 1, 2000, because it interprets the new year as 1900. An internal Year 2000 (Y2K) Committee was formed to evaluate the readiness of our existing computer systems and to design contingency plans to protect against service interruption.

         Under the direction of the Y2K Committee, our own computer systems were tested to make certain that those systems will work properly when identifying date information. All of the data processing systems serving our financial reporting, customer billing, customer information, shareholder records and payroll, are outsourced. Those vendors have certified that their systems have been tested and will work properly. Certification was also received from the vendor constructing the new automated control system at the CJO Plant as to its Y2K readiness. This system provides centralized control over all the critical components of the Middlesex water production, distribution and storage systems. We believe we may rely on those certifications. We expect to spend up to $10,000 to make certain other systems, including our network of desktop personal computers, Y2K ready. Nonetheless, it is possible that not every Y2K affected computerized control device of ours has been identified. Even if identified, we may not be able to reprogram or replace those devices in time to avoid date identification problems.

         More importantly, we are concerned about the failure of computer systems and control devices used by vendors who deliver critical materials and services that are used by us in providing water and wastewater service. Some of these critical vendors provide us with electric power, raw water, finished water, telecommunications, water treatment chemicals, fuel and residual removal services. The Y2K Committee has performed the following steps to evaluate the effect of these outside factors.

         Internal information is under review regarding chemical and fuel storage capacity, production capabilities using alternative power, manpower requirements for manual system operations (including financial) and emergency communication systems.

         Middlesex is a member of the BPU Y2K Industry Task Force, which allows us to monitor the Y2K progress of several of our critical utility service providers. Task force meetings allow for the sharing of ideas with members that offer the same utility services.

         A questionnaire on Y2K readiness was sent to every vendor determined to be critical to the uninterrupted water and wastewater service that is provided by the Company. We expect to receive the majority of the responses before March 31, 1999, and to incorporate those responses into our contingency plan by June 1, 1999. The contingency plans must be submitted to the BPU and the Delaware Public Service Commission.

Qualitative and Quantitative Disclosures About Market Risk

         The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months approximately $0.1 million of the current portion of three existing long-term debt instruments will mature. Combining this amount with the $1.0 million in short-term debt outstanding at December 31, 1998 and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

Outlook

         Revenues are expected to improve in 1999. USA-PA will contribute to increased revenues generated from the 20-year service agreement with the City of Perth Amboy to operate and manage their water and wastewater systems. Anticipated customer growth in Delaware and the third phase of the Pinelands rate increase should also add to revenues. The level of earnings may be impacted by the outcome of the Middlesex base rate increase petition currently under review by the BPU and the Company's ability to maintain costs at reasonable levels. Revenues may also be affected by weather conditions.

         Tidewater and Public are currently evaluating the need to petition the Delaware Public Service Commission for an increase in rates to reflect additional construction, financing and operating costs since rates were last established in 1991 and 1992, respectively.

         Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. Opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value will be pursued.

         Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rates, regulatory matters, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a. Qualitative and Quantitative Disclosure
         About Market Risk
         ---------------------------------------

This information is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 17.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Index to Consolidated Financial Statements and Supplementary Financial Data:

Consolidated Balance Sheets at December 31, 1998 and 1997, Page 21.

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996, Page 23.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1998 and 1997, Page 24.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, Page 25.

Consolidated Statements of Retained Earnings for the years ended December 31, 1998 and 1997, Page 26.

Notes to Consolidated Financial Statements, Pages 27-38.

Independent Auditors' Report, Page 39.

Item 9.      Changes in and Disagreements with Accountants on Accounting
             -----------------------------------------------------------
                 and Financial Disclosures
                 -------------------------

             None.

PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

             Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

             Information regarding the Executive Officers of Middlesex Water Company is included in Part I, Item I of this Form 10-K.

Item 11.     Executive Compensation
             ----------------------

             This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners
             -----------------------------------------------
                and Management
                --------------

             This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

             This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

(a) 1. The following Financial Statements and supplementary data are included in
Part II, Item 8:

Management's Discussion and Analysis, Pages 12-17.

Consolidated Balance Sheets at December 31, 1998, and 1997, Pages 21-22.

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 Page 23.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1998, and 1997, Page 24.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, Page 25.

Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996, Page 26.

Notes to Consolidated Financial Statements, Pages 27-38.

Independent Auditors' Report, Page 39.

(a)  2.      Financial Statement Schedules
             -----------------------------

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)  3.      Exhibits
             --------

See Exhibit listing on Pages 41-44.

(b)          Reports on Form 8-K
             -------------------
             Filed December 10, 1998
             Filed February 5, 1999

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                          1998         1997          1996          1995          1994          1993          1988
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues ................. $   43,058  $   40,294    $   38,025    $   37,847    $   36,122    $   35,479    $   24,034
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance ......     21,523      19,513        18,817        18,057        16,975        16,783        11,247
   Depreciation ....................      3,285       3,071         2,929         2,814         2,650         2,376         1,317
   Other Taxes .....................      6,102       5,782         5,569         5,479         5,343         5,222         3,869
   Income Taxes ....................      2,999       3,135         2,526         2,975         2,766         3,072         1,781
---------------------------------------------------------------------------------------------------------------------------------
   Total Operating Expenses ........     33,909      31,501        29,841        29,325        27,734        27,453        18,214
---------------------------------------------------------------------------------------------------------------------------------
Operating Income ...................      9,149       8,793         8,184         8,522         8,388         8,026         5,820
Other Income .......................      1,795         405           288           303           151           576           351
---------------------------------------------------------------------------------------------------------------------------------
   Income Before Interest Charge....     10,944       9,198         8,472         8,825         8,539         8,602         6,171
---------------------------------------------------------------------------------------------------------------------------------
Interest Charges ...................      4,423       3,337         3,304         3,121         3,044         3,122         2,545
---------------------------------------------------------------------------------------------------------------------------------
           Net Income ..............      6,521       5,861         5,168         5,704         5,495         5,480         3,626
Preferred Stock Dividend ...........        319         226           159           159           188           256           175
---------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock  $    6,202  $    5,635    $    5,009    $    5,545    $    5,307    $    5,224    $    3,451
---------------------------------------------------------------------------------------------------------------------------------
Earnings per Share:
      Basic ........................ $     1.42  $     1.33    $     1.20    $     1.36    $     1.33    $     1.33    $     1.14
      Diluted ...................... $     1.41  $     1.33    $     1.20    $     1.36    $     1.32    $     1.33    $     1.14
Average Shares Outstanding:
      Basic ........................  4,353,879   4,235,082     4,169,334     4,078,890     4,003,393     3,924,363     3,030,802
      Diluted ......................  4,580,305   4,382,345     4,258,740     4,168,296     4,092,799     4,013,769     3,030,802
Dividends Declared and Paid ........ $     1.15  $     1.121/2 $     1.101/2 $     1.081/2 $     1.053/4 $     1.011/4 $      .863/4
Total Assets ....................... $  203,501  $  159,761    $  148,660    $  144,822    $  132,413    $  125,676    $   88,827
Convertible Preferred Stock ........ $    3,894  $    3,894    $    1,566    $    1,566    $    1,566    $    1,566    $     --
Long-term Debt ..................... $   78,032  $   52,918    $   52,961    $   52,960    $   49,500    $   37,000    $   39,350
---------------------------------------------------------------------------------------------------------------------------------



                                       20

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
ASSETS
                                                                                         December 31,
                                                                                  1998                 1997
---------------------------------------------------------------------------------------------------------------
UTILITY PLANT         Water Production                                       $ 28,154,961         $ 27,689,254
                      Transmission and Distribution                           118,234,900          113,104,789
                      General                                                  19,300,406           18,845,301
                      Construction Work in Progress                            25,794,061            5,683,217
                      -----------------------------------------------------------------------------------------
                           TOTAL                                              191,484,328          165,322,561
                      Less Accumulated Depreciation                            32,367,936           30,251,825
                      -----------------------------------------------------------------------------------------
                           UTILITY PLANT - NET                                159,116,392          135,070,736
                      -----------------------------------------------------------------------------------------
                      NONUTILITY ASSETS - NET                                   3,710,437            2,038,568

---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:       Cash and Cash Equivalents                                 9,388,822            2,513,294
                      Temporary Cash Investments - Restricted                   9,776,072              218,787
                      Accounts Receivable                                       4,886,067            3,794,860
                      Unbilled Revenues                                         2,298,148            2,175,934
                      Materials and Supplies (at average cost)                    906,866              960,577
                      Prepayments                                                 528,348              387,487
                      -----------------------------------------------------------------------------------------
                           TOTAL CURRENT ASSETS                                27,784,323           10,050,939

---------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:     Unamortized Debt Expense                                  3,143,384            2,773,233
                      Preliminary Survey and Investigation Charges                276,202              213,650
                      Regulatory Assets:
                         Income Taxes (Note 3)                                  5,788,752            6,031,247
                         Postretirement Costs (Note 9)                          1,214,092            1,328,722
                      Other (Note 2)                                            2,467,674            2,253,678
                      -----------------------------------------------------------------------------------------
                           TOTAL DEFERRED CHARGES                              12,890,104           12,600,530
                      -----------------------------------------------------------------------------------------

            TOTAL                                                           $ 203,501,256        $ 159,760,773
                      -----------------------------------------------------------------------------------------

                      See Notes to Consolidated Financial Statements.


CAPITALIZATION AND LIABILITIES
                                                                                                               December 31,
                                                                                                       1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION                  Common Stock                                                      $ 45,507,172          $ 31,138,484
(See Accompanying               Retained Earnings                                                   21,222,294            20,087,065
Statements and Note 8):         ----------------------------------------------------------------------------------------------------
              TOTAL COMMON EQUITY                                                                   66,729,466            51,225,549
                                ----------------------------------------------------------------------------------------------------
                                Cumulative Preferred Stock                                           4,995,635             4,995,635
                                Long-term Debt                                                      78,031,513            52,918,245
                                ----------------------------------------------------------------------------------------------------
                                     TOTAL CAPITALIZATION                                          149,756,614           109,139,429



------------------------------------------------------------------------------------------------------------------------------------
CURRENT                         Current Portion of Long-term Debt                                       71,730                42,708
  LIABILITIES:                  Notes Payable                                                        1,000,000               564,701
                                Accounts Payable                                                     3,373,595             3,191,033
                                Taxes Accrued                                                        5,220,669             5,142,089
                                Interest Accrued                                                     1,701,330             1,183,561
                                Other                                                                1,832,737             1,453,516
                                ----------------------------------------------------------------------------------------------------
                                     TOTAL CURRENT LIABILITIES                                      13,200,061            11,577,608


------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

------------------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:               Customer Advances for Construction                                  11,275,660            10,830,646
                                Accumulated Deferred Investment Tax Credits (Note 3)                 2,165,384             2,237,060
                                Accumulated Deferred Federal Income Taxes (Note 3)                  12,070,474            12,177,993
                                Employee Benefit Plans (Note 9)                                      3,762,516             2,719,797
                                Other                                                                  791,460               723,173
                                ----------------------------------------------------------------------------------------------------
                                     TOTAL DEFERRED CREDITS                                         30,065,494            28,688,669
                                ----------------------------------------------------------------------------------------------------
                                CONTRIBUTIONS IN AID OF CONSTRUCTION                                10,479,087            10,355,067
                                ----------------------------------------------------------------------------------------------------
                                         TOTAL                                                   $ 203,501,256         $ 159,760,773
                                ----------------------------------------------------------------------------------------------------
                                See Notes to Consolidated Financial Statements.


MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                                                              Years ended December 31,
                                                                   1998                 1997                  1996
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (Note 2)                                   $ 43,057,966         $ 40,294,118          $ 38,024,669
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Operations (Note 4)                                       19,807,472           17,771,892            17,288,440
      Maintenance                                                1,715,357            1,741,487             1,527,842
      Depreciation                                               3,284,669            3,070,843             2,929,106
      Other Taxes                                                6,101,719            5,781,641             5,569,047
      Federal Income Taxes (Note 3)                              2,999,288            3,135,118             2,526,297
----------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                              33,908,505           31,500,981            29,840,732
----------------------------------------------------------------------------------------------------------------------
               OPERATING INCOME                                  9,149,461            8,793,137             8,183,937
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
      Allowance for Funds Used During Construction               1,050,044              147,912                63,614
      Other - Net                                                  745,322              256,554               223,786
----------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER INCOME                                     1,795,366              404,466               287,400
----------------------------------------------------------------------------------------------------------------------
               INCOME BEFORE INTEREST CHARGES                   10,944,827            9,197,603             8,471,337
----------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:
      Interest on Long-term Debt                                 4,088,631            3,163,035             3,166,786
      Amortization of Debt Expense                                 132,049              121,089               120,930
      Other Interest Expense                                       202,921               52,573                16,161
----------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST CHARGES                                 4,423,601            3,336,697             3,303,877
----------------------------------------------------------------------------------------------------------------------
               NET INCOME                                        6,521,226            5,860,906             5,167,460
----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                              318,786              226,027               158,926
----------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                            $ 6,202,440          $ 5,634,879           $ 5,008,534
----------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:
      Earnings per Share (Note 8):
         Basic                                                      $ 1.42               $ 1.33                $ 1.20
         Diluted                                                    $ 1.41               $ 1.33                $ 1.20
      Average Number of Shares Outstanding (Note 8):
         Basic                                                   4,353,879            4,235,082             4,169,334
         Diluted                                                 4,580,305            4,382,345             4,258,740
      Dividends Paid per Share                                      $ 1.15           $  1.121/2            $  1.101/2
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
                                                                                                      December 31,
                                                                                             1998                       1997
--------------------------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value (Note 8):
      Shares Authorized    -   10,000,000
      Shares Outstanding   -   1998 - 4,897,069                                         $ 45,889,980
                               1997 - 4,269,217                                                                    $ 31,425,398
      Restricted Stock Plan (Note 9)                                                       (382,808)                   (286,914)
 --------------------------------------------------------------------------------------------------------------------------------
          TOTAL COMMON STOCK                                                             45,507,172                  31,138,484
--------------------------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
      Shares Authorized - 100,000
      Shares Outstanding - None
Cumulative Preferred Stock, No Par Value (Note 8):
      Shares Authorized - 149,980
   Convertible:
      Shares Outstanding, $7.00 Series - 14,881                                           1,562,505                   1,562,505
      Shares Outstanding, $8.00 Series - 20,000                                           2,331,430                   2,331,430
   Nonredeemable:
      Shares Outstanding, $7.00 Series -   1,017                                            101,700                     101,700
      Shares Outstanding, $4.75 Series - 10,000                                           1,000,000                   1,000,000
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL CUMULATIVE PREFERRED STOCK                                                4,995,635                   4,995,635
--------------------------------------------------------------------------------------------------------------------------------

Long-term Debt (Note 8):
   8.05%, Amortizing Secured Note, due December 20, 2021                                  3,418,243                   3,460,953
   First Mortgage Bonds:
       7.25%, Series R, due July 1, 2021                                                  6,000,000                   6,000,000
       5.20%, Series S, due October 1, 2022                                              12,000,000                  12,000,000
       5.25%, Series T, due October 1,  2023                                              6,500,000                   6,500,000
       6.40%, Series U, due February 1, 2009                                             15,000,000                  15,000,000
       5.25%, Series V, due February 1, 2029                                             10,000,000                  10,000,000
       5.35%, Series W, due February 1, 2038                                             23,000,000                           -
       0.00%, Series X, due August 1, 2018                                                1,050,000                           -
       4.53%, Series Y, due August 1, 2018                                                1,135,000                           -
--------------------------------------------------------------------------------------------------------------------------------
          SUBTOTAL LONG-TERM DEBT                                                        78,103,243                  52,960,953
--------------------------------------------------------------------------------------------------------------------------------
               Less: Current Portion of Long-term Debt                                      (71,730)                    (42,708)
--------------------------------------------------------------------------------------------------------------------------------
                   TOTAL LONG-TERM DEBT                                                $ 78,031,513                $ 52,918,245
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Years Ended December 31,
                                                                              1998              1997             1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $ 6,521,226       $ 5,860,906      $ 5,167,460
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                    3,796,607         3,145,218        3,011,337
          Provision for Deferred Income Taxes                                134,976           778,521          811,993
          Allowance for Funds Used During Construction                    (1,050,044)         (147,912)         (63,614)
      Changes in Assets and Liabilities:
          Accounts Receivable                                             (1,091,207)          305,079          202,524
          Accounts Payable                                                   182,562         1,653,239          164,745
          Accrued Taxes                                                       78,580           612,904          207,266
          Accrued Interest                                                   517,769            11,170          (48,609)
          Unbilled Revenues                                                 (122,214)           29,344           (5,335)
          Employee Benefit Plans                                           1,015,280           536,342          666,392
          Other-Net                                                          433,666          (158,099)         142,566
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 10,417,201        12,626,712       10,256,725
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                        (26,275,281)      (10,233,685)      (6,172,482)
      Cash from Acquisition of Subsidiary                                          -           158,436                -
      Notes Receivable                                                    (1,619,065)            5,963                -
      Preliminary Survey & Investigation Charges                             (62,552)         (458,016)        (883,015)
      Other-Net                                                             (654,605)         (779,145)        (657,958)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (28,611,503)      (11,306,447)      (7,713,455)
------------------------------------------------------------------------------------------------------------------------

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Years Ended December 31,
                                                                              1998              1997             1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                           (42,710)          (41,780)      (1,200,000)
      Proceeds from Issuance of Long-term Debt                            25,185,000                 -        1,000,000
      Short-term Bank Borrowings                                             435,299                 -                -
      Deferred Debt Issuance Expenses                                       (502,200)                -             (251)
      Temporary Cash Investments-Restricted                               (9,557,285)            9,996         (152,593)
      Proceeds from Issuance of Common Stock-Net                          14,288,456         1,147,418        1,168,122
      Payment of Common Dividends                                         (4,987,013)       (4,761,327)      (4,604,504)
      Payment of Preferred Dividends                                        (318,751)         (239,361)        (158,926)
      Construction Advances and Contributions-Net                            569,034         1,032,721          549,604
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       25,069,830        (2,852,333)      (3,398,548)
------------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                   6,875,528        (1,532,068)        (855,278)
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,513,294         4,045,362        4,900,640
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 9,388,822       $ 2,513,294      $ 4,045,362
------------------------------------------------------------------------------------------------------------------------
*Excludes Allowance for Funds Used During Construction.
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest (net of amounts capitalized)                              $ 2,810,578       $ 3,045,867      $ 3,116,338
      Income Taxes                                                       $ 3,162,975       $ 1,702,200      $ 2,117,998
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                           Years Ended December 31,
                                                               1998                    1997                    1996
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                  $ 20,087,065            $ 19,226,847            $ 18,822,817
NET INCOME                                                       6,521,226               5,860,906               5,167,460
---------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                 26,608,291              25,087,753              23,990,277
---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS:
      Cumulative Preferred Stock                                   318,751                 239,361                 158,926
      Common Stock                                               4,987,013               4,761,327               4,604,504
COMMON STOCK EXPENSES                                               80,233                       -                       -
---------------------------------------------------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                                       5,385,997               5,000,688               4,763,430
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                        $ 21,222,294            $ 20,087,065            $ 19,226,847
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA) and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA), which was established in October 1998. Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc., are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

(b) System of Accounts - Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey (BPU). Tidewater and Public maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 1998, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, together with removal costs, less salvage.

(e) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Public, Pinelands Water and Pinelands Wastewater capitalize AFUDC, which represents the cost of financing major projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. AFUDC is calculated using each company's weighted cost of debt and equity.

(f) Accounts Receivable - Provision for allowance for doubtful accounts at December 31, 1998, 1997 and 1996, and the corresponding expense and deduction for those years, is less than $0.1 million.

(g) Revenues from regulated activities are recorded as service is rendered and include estimates for amounts unbilled at the end of the period for services provided subsequent to the last billing cycle. Fixed service charges are billed in advance by the Delaware subsidiaries and are recognized in revenue as the service is provided. Management contract fees are recorded as earned.

(h) Deferred Charges - Unamortized Debt Expense is amortized over the lives of the related issues. As authorized by the BPU, main cleaning and lining costs, tank painting and regulatory expenses are amortized over 2 to 15-year periods.

(i) Income Taxes - Middlesex files a consolidated Federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property.

(j) Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances, commercial paper and money market funds maturing in less than 90 days.

(k) Use of Estimates - Conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(l) In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is currently evaluating the requirements of this accounting standard, which is required to be adopted in the first quarter of 2000.

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At December 31, 1998, the Company does not have any significant items of comprehensive income that would effect the current reporting of the Company's financial position, results of operations or cash flows.

(m) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rates and Revenues

On September 17, 1998, Middlesex filed a petition with the BPU for a base rate increase of $8.0 million, or 21.9%. Approximately 75% of the increase is necessary to recover the investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant) serving our central New Jersey water system. The purpose of the upgrade is to meet the new and anticipated regulatory standards concerning water quality, as well as to increase the plant's production capacity. A decision by the BPU is expected in the summer of 1999.

On January 29, 1998, the BPU approved an increase in the rates of Middlesex by 4.4%, or $1.5 million. The original petition was filed in November 1996. Under the approval, the allowed return on equity is 11.0% with an overall rate of return of 8.56%. The increase includes the recovery of postretirement costs other than pension expenses which are mandated by the Company's compliance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

In December 1998, Middlesex filed a petition with the BPU for approval of a franchise ordinance to provide retail water service and install water system facilities in the City of South Amboy (South Amboy). A favorable decision by the BPU will result in the elimination of an existing wholesale water sales contract and a significant modification to an existing management service contract between Middlesex, along with USA, and South Amboy (See Note 4). A decision from the BPU is expected in the second quarter of 1999.

In January 1997, the BPU approved a stipulation agreed to by the parties to the Pinelands Water and Wastewater Companies' rate cases which were filed in February 1996. The stipulations allow for a combined rate increase which will result in $0.4 million additional revenues. The new rates were phased in over a three-year period to minimize the impact on customers. The three phases were implemented in January 1999, 1998 and 1997, respectively.

Included in Deferred Charges-Other is $0.9 million of deferred costs at December 31, 1998, which Middlesex, Pinelands Water and Pinelands Wastewater are recovering through rates over periods of 2 to 14 years. The BPU has excluded these costs from their rate bases and, therefore, they are not earning a return on the unamortized costs during the recovery periods.

Note 3 - Income Taxes

Federal income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                          Years Ended December 31,
                                                           (Thousands of Dollars)
                                                       1998         1997         1996
--------------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34% ............     $ 3,237      $ 2,956      $ 2,616
Tax Effect of:
  AFUDC ........................................        (357)         (49)         (22)
  Other ........................................         119         (133)         (68)
--------------------------------------------------------------------------------------
Total Federal Income Tax Expense ...............     $ 2,999      $ 2,774      $ 2,526
--------------------------------------------------------------------------------------

Federal income tax expense is comprised of the following:

Current .................................     $ 2,975      $ 2,117      $ 1,835
Deferred:
  Customer Advances .....................          51           63           35
  Accelerated Depreciation ..............         595          753          733
  Employee Benefit Plans ................        (358)        (107)         (99)
  Investment Tax Credit .................         (72)         (72)         (72)
  Other .................................        (192)          20           94
--------------------------------------------------------------------------------
Total Federal Income Tax Expense ........     $ 2,999      $ 2,774      $ 2,526
--------------------------------------------------------------------------------
Charged to:  Operating Expenses .........     $ 2,999      $ 3,135      $ 2,526
                     Other Income-Net ...        --           (361)        --
--------------------------------------------------------------------------------
 Total Provision ........................     $ 2,999      $ 2,774      $ 2,526
--------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 1995 has been closed.

The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. However, if it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset or liability can be recorded. Management believes that it is probable that the consolidated deferred income tax liability of approximately $5.8 million will be recovered in future rates. Therefore, a regulatory asset has been set up to offset the increased liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                                     Years Ended December 31,
                                                      (Thousands of Dollars)
                                                   1998                    1997
--------------------------------------------------------------------------------
Utility Plant Related                            $17,549                $17,151
Customer Advances                                 (4,669)                (4,586)
Employee Benefits                                   (813)                  (489)
Other                                                  3                    102
--------------------------------------------------------------------------------
Total Deferred Tax Liability                     $12,070                $12,178
--------------------------------------------------------------------------------

Note 4 - Commitments and Contingent Liabilities

Service Agreement - On December 8, 1998, the Company's newly formed subsidiary, USA-PA, entered into a 20-year agreement with the City of Perth Amboy, New Jersey (Perth Amboy) and the Middlesex County Improvement Authority (MCIA) to operate and maintain the water and wastewater systems of Perth Amboy. USA-PA began operating Perth Amboy's systems on January 1, 1999.

Perth Amboy has a population of 40,000 and has approximately 9,500 customers, most of whom are served by both systems. The agreement is being effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA will receive a fixed fee and a variable fee based on increased system billing. Fixed fee payments begin at $6.4 million in the first year and increase to $9.7 in year 20. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy through the MCIA, issued approximately $68.0 million in three series of bonds on January 28, 1999. The Company guaranteed one of those series of bonds, in principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, effective January 1, 1999, USA-PA entered into a 20-year subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. The subcontract requires the sharing of certain fixed and variable fees and operating expenses.

Franchise Agreement/Service Agreement - On December 9, 1998, Middlesex signed an agreement with the City of South Amboy (South Amboy) whereby Middlesex will be granted a franchise to provide water service and install water system facilities in South Amboy. The implementation of the franchise agreement, which is subject to approval by the BPU, will significantly impact two existing agreements entered into by the parties in 1994.

The first agreement is for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly owned subsidiary USA, is a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract will be eliminated. In addition, the management services contract will be extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract will be forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract will be eliminated in lieu of revenues derived from providing water to South Amboy's 2,600 customers. In 1998, 1997 and 1996, service contract revenues recognized under the original contract were $0.5 million, $0.4 million and $0.3 million, respectively. A decision by the BPU is expected in the second quarter of 1999.

Water Supply - Middlesex has an agreement with the Elizabethtown Water Company for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons daily (mgd) of treated water with provisions for additional purchases. The 1998, 1997 and 1996 costs under this agreement were $1.6 million, $1.5 million and $1.3 million, respectively. Middlesex also has an agreement with the New Jersey Water Supply Authority (NJWSA), which expires November 1, 2013, and provides for the minimum purchase of 20 mgd of untreated water from the Delaware and Raritan Canal and the Raritan River. In addition, the Company has a supplemental one-year agreement for an additional 5 mgd through April 30, 1999. This agreement is renewable on an annual basis. The total costs under this agreement in 1998, 1997 and 1996 were $1.8 million, $1.7 million and $1.7 million, respectively.

Construction - The Company plans to spend approximately $26.6 million, $10.4 million and $9.8 million in 1999, 2000 and 2001, respectively, on its construction program. Substantially all of the utility plant of the Company is subject to the lien of its mortgage which also includes certain restrictions as to cash dividend payments and other distributions on common stock.

Litigation - A motel in our Middlesex service area originally filed claims against us in 1990 alleging financial losses due to improper water pressure and service and also seeking punitive damages. Subsequently in 1994, and again in 1997, the motel suffered outbreaks of legionella, resulting in the 1997 shutdown of the motel by the New Jersey Department of Health. The motel amended its claims to assert that we provided water containing the legionella bacteria. The motel is in bankruptcy. A bank creditor of the motel has joined in the motel's claim against us. We believe that the motel's claims are not supportable. Claims resulting from the death of a motel guest from legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. We do not believe the motel's claims for punitive damages will prevail. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on our financial condition or results of operations.

A 1995 fire at a warehouse in our service territory resulted in multiple party claims brought forth in the Superior Court for Middlesex County, New Jersey, as well as, with the financial collapse of the principal tenant, in the Federal Bankruptcy Court. The claims in the State court action are for unspecified amounts but include claims against us for insufficient water pressure and supply. The Bankruptcy Court has stayed all claims against the tenant except, to the extent the tenant is insured, claims brought by us arising from claims made against us by other tenants and the landlord. Under New Jersey case law, we will not have financial responsibility to parties to the extent they receive payments under their own insurance policies. We do not know either the total amount of claims against us or how much of that amount will be covered by the parties' own insurance policies. Our counsel in the litigation advises us that the case is unlikely to be resolved rapidly. We believe we have substantial defenses to the claims against us, although we do not have insurance coverage for them.

The Company has been notified of a potential claim of $1.5 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and a petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge. Causation and liability has not been established.

Note 5 - Lines of Credit, Notes Payable and Restricted Cash

                                                                    (Thousands of Dollars)
                                                         1998                1997                1996
------------------------------------------------------------------------------------------------------
Established Lines at Year End                          $28,000             $20,000             $20,000
Maximum Amount Outstanding                               4,575                   -                   -
Average Outstanding                                      2,653                   -                   -
Notes Payable at Year End                                1,000                   -                   -
Weighted Average Interest Rate                           5.37%                   -                   -

To accommodate the funding requirements of the Company's on-going capital program, in December 1997 the Board of Directors authorized an increase in the amount of lines of credit for up to $30 million. Short-term borrowings are generally below the prime rate with some requirements for compensating balances not exceeding 5% of the line.

Restricted temporary cash investments at December 31, 1998 include a $7.1 million balance of Series W First Mortgage Bonds proceeds and a $2.2 million balance of Series X and Y First Mortgage Bonds proceeds. These funds are held in trusts and restricted to specific capital expenditures. The Series W proceeds are for costs related to the CJO Plant upgrade. Series X and Y proceeds can only be used for the 1999 main cleaning and cement lining program.

Note 6 - Related Party Transactions

During 1998, 1997 and 1996, Middlesex had transactions with a construction company in which a member of the Board of Directors has a financial interest. Major construction transactions were awarded on the basis of competitive bids approved by the Board of Directors (with the interested Director abstaining) and amounted to $1.0 million, $0.7 million and $0.9 million for the years 1998, 1997 and 1996, respectively. These amounts included $0.1 million due the construction company at December 31, 1998, 1997 and 1996.

Note 7 - Quarterly Operating Results - Unaudited

Quarterly operating results for 1998 and 1997 are as follows:

                                               (Thousands of Dollars Except per Share Data)
                                        1st           2nd           3rd           4th
1998                                   Quarter       Quarter       Quarter       Quarter        Year
------------------------------------------------------------------------------------------------------
Operating Revenues                   $ 9,769        $ 10,591       $12,074       $10,624       $43,058
Operating Income                       1,948           2,268         2,978         1,955         9,149
Net Income                             1,263           1,574         2,348         1,336         6,521
Basic Earnings per Share             $  0.28        $   0.34       $  0.52       $  0.28       $  1.42
Diluted Earnings per Share              0.28            0.34          0.51          0.28          1.41

1997
------------------------------------------------------------------------------------------------------
Operating Revenues                   $9,336         $  9,937       $10,968       $10,053       $40,294
Operating Income                      2,023            2,120         2,682         1,943         8,768
Net Income                            1,282            1,311         1,894         1,374         5,861
Basic Earnings per Share             $ 0.30         $   0.30       $  0.43       $  0.30       $  1.33
Diluted Earnings per Share             0.30             0.30          0.43          0.30          1.33


The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Note 8 - Capitalization

All the transactions discussed below related to the issuance or redemption of securities were approved by the BPU, except where noted.

Common Stock
In December 1998, the Company completed the sale of 517,000 shares of its no par common stock at a price of $24.625 per share. The majority of the proceeds of the offering will be used to fund a portion of the cost of the CJO Plant upgrade. In addition, other capital improvement expenditures for the Company's utility systems will be funded by the proceeds.

In June 1998, the Company increased the number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) from 900,000 to 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 1998 is 848,493. In October 1997, the Board of Directors approved a 5% discount on the first 100,000 shares of common stock sold to participants of the Company's DRP between the period of January 2, 1998 and June 1, 1998.

During 1998, 1997 and 1996,  110,852 shares ($2.3 million),  64,148 shares ($1.1 million) and 67,977 shares ($1.2 million) of common stock were issued under DRP and the restricted stock plan, respectively.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 1998, no restrictions were placed on common dividends.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. In 1998, the number of authorized Preferred Stock, without par value, was reduced from 150,000 shares to 149,980 shares to account for shares that were redeemed. At December 31, 1998 and 1997, 45,898 shares of Preferred Stock presently authorized were outstanding for each year. There were no dividends in arrears. The conversion feature of the no par $7.00 Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for six shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair market value of six shares of the Company's common stock for each share of convertible stock redeemed. On July 31, 1997, Middlesex issued 20,000 shares of no par $8.00 Cumulative and Convertible Preferred Stock convertible into 137,140 shares of Middlesex's common stock for 100% of the common stock of Public. The preferred shares are convertible at the election of the security holder within seven years from the date of issuance at the common equivalent rate of 6.857 shares of common stock for each share of preferred. The same conversion feature is granted to Middlesex after seven years from the date of issuance.

The acquisition of Public, a 2,500-customer water system located in Sussex County Delaware was accounted for under the purchase method of accounting. The acquisition price, representing the value of the convertible preferred stock issued, was $2.3 million and resulted in an acquisition adjustment of $1.0 million. The acquisition adjustment is being amortized over a period determined using the remaining composite life of Public's utility plant.

The following is supplemental unaudited pro forma information, as though the acquisition occurred as of January 1, 1996.

                                                      1997               1996
--------------------------------------------------------------------------------
Operating Revenues                                   $40,985           $38,643
Net Income                                             5,864             5,247
Basic Earnings per Share                             $  1.31           $  1.18
Diluted Earnings per Share                              1.30              1.18

Long-term Debt

On March 31, 1998, Middlesex issued $23.0 million of First Mortgage Bonds designated as Series W with a maturity date of February 1, 2038 and a coupon rate of 5.35%. The effective interest cost to maturity is 5.48%. The bond offering was competitively bid in cooperation with the New Jersey Economic Development Authority. Interest paid to the bondholders is exempt from federal and New Jersey income taxes (Tax Exempt). However, the interest is subject to the Alternative Minimum Tax (AMT). The proceeds of the bonds are being used to finance a significant portion of the upgrade of the CJO Plant.

On November 1, 1998, the Company issued $1.05 million, designated as Series X, and $1.135 million, designated as Series Y, First Mortgage Bonds through the New Jersey State Revolving Fund (SRF). Series X has a zero interest cost, while Series Y has a coupon rate that varies from 4.25% to 4.625%. Both issues have a final maturity date of August 1, 2018. The SRF program, which is administered by the New Jersey Environmental Infrastructure Trust, evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through the state environmental agency. In New Jersey, initial project approval must be granted by the New Jersey Department of Environmental Protection. Funds from the EPA, which can equal up to 50% of construction costs, are loaned at a zero interest cost; the interest rate on the state portion of the loan is based upon the market place at time of issuance. The interest paid to bondholders is considered Tax Exempt subject to AMT. The proceeds of the bonds are being used to fund the 1999 capital project to clean and cement line previously unlined pipes and mains. The aggregate annual maturities for the amortizing secured note and Series X and Y First Mortgage Bonds for each of the next five years are as follows: 1999 and 2000 - $0.1 million; and 2001 through 2003; $0.2 million. All other First Mortgage Bonds are term bonds with a single maturity date, which are listed in the Consolidated Statements of Capital Stock and Long-term Debt. The weighted average interest rate on all long-term debt at December 31, 1998 and 1997 was 6.0% and 6.35%, respectively.

Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share in the Consolidated Statement of Income and requires a reconciliation of basic earnings per share
(EPS) to diluted EPS, the following table presents the calculation of basic and diluted EPS for the three years ended December 31. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

                                                                                   (In Thousands Except per Share Amounts)
                                                          1998                          1997                         1996
Basic:                                            Income       Shares            Income       Shares        Income       Shares
------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $6,521       4,354             $5,861       4,235         $5,167       4,169
Preferred Dividend                                  (319)                          (226)                      (159)
                                                  ------       -----             ------       -----         ------       -----
Earnings Applicable to Common Stock               $6,202       4,354             $5,635       4,235         $5,008       4,169

Basic EPS                                         $ 1.42                         $ 1.33                     $ 1.20

Diluted:
------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock               $6,202       4,354             $5,635       4,235         $5,008       4,169
$7.00 Series Dividend                                104          89                104          89            104          89
$8.00 Series Dividend                                160         137                 68          58              -           -
                                                  ------       -----             ------       -----         ------       -----
Adjusted Earnings Applicable to Common Stock      $6,466       4,580             $5,807       4,382         $5,112       4,258

Diluted EPS                                       $ 1.41                                     $ 1.33                     $ 1.20

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. At December 31, 1998 and 1997, the carrying and fair market value of the Company's bonds were as follows:

                                                           (Thousands of Dollars)
                                                 1998                                1997
                                     Carrying            Fair            Carrying             Fair
                                      Value              Value             Value             Value
---------------------------------------------------------------------------------------------------
First Mortgage Bonds                 $74,685            $75,106           $49,500           $49,800


For other long-term debt for which there were no quoted market price, it was not practicable to estimate their fair value. The carrying amounts of these instruments at December 31, 1998 and 1997 were $3.4 million and $3.5 million, respectively. Customer advances for construction have a carrying value of $11.3 million and $10.8 million at December 31, 1998 and 1997, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 9 - Employee Benefit Plans

Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Pension
The Company has a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service. The Company makes contributions to the plan consistent with the funding requirements of Federal laws and regulations. In 1998, employees of Public, Pinelands Water and Pinelands Wastewater became eligible to participate in the Plan. Plan assets consist primarily of corporate equities, cash equivalents, and stock and bond funds. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

Postretirement Benefits Other Than Pensions
The Company has a postretirement benefit plan other than pension for substantially all of its retired employees. Coverage includes health care and life insurance. Employee contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year. In 1998, employees of Tidewater, Public, Pinelands Water and Pinelands Wastewater became eligible to participate in the Plan.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. As part of Middlesex's most recent rate case settlement (see Note 2), the BPU allowed the recovery of the annual accrued retirement benefit costs and the amortization of the transition obligation over 15 years. The regulatory assets at December 31, 1998 and 1997 were $1.2 million and $1.3 million, respectively.

The following table sets forth information relating to the Company's Pension Plans and Other Postretirement Benefits.

                                                                            (Thousands of Dollars)
                                                                 Pension Benefits            Other Benefits
                                                                1998          1997          1998         1997
---------------------------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation
Beginning Balance ......................................     $ 15,577      $ 13,262      $  4,209      $  3,602
Service Cost ...........................................          619           534           132           116
Interest Cost ..........................................        1,065           935           287           258
Actuarial (Gain)/Loss ..................................         --             522             1           173
Benefits Paid ..........................................         (688)         (647)         (195)         (214)
---------------------------------------------------------------------------------------------------------------
Ending Balance .........................................     $ 16,573      $ 14,606      $  4,434      $  3,935
---------------------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance ......................................     $ 14,777      $ 12,831      $   --        $   --
Actual Return on Plan Assets ...........................        3,456         2,498          --            --
Employer Contributions .................................           46            95           195           214
Benefits Paid ..........................................         (687)         (647)         (195)         (214)
---------------------------------------------------------------------------------------------------------------
Ending Balance .........................................     $ 17,592      $ 14,777          --            --
---------------------------------------------------------------------------------------------------------------

Funded Status ..........................................     $  1,019      $    171      $ (4,434)     $ (3,935)
Unrecognized Net Transition Obligation .................           44            58         1,894         2,029
Unrecognized Net Actuarial (Gain)/Loss .................       (3,661)       (2,287)          945           734
Unrecognized Prior Service Cost ........................          758           826          (146)         (157)
---------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost ...................................     $ (1,840)     $ (1,232)     $ (1,741)     $ (1,329)
---------------------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
                                                                      Pension Benefits                      Other Benefits
                                                             1998         1997         1996         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost .........................................     $   619      $   534      $   507      $   132      $   116      $   101
Interest Cost ........................................       1,065          935          879          287          258          211
Expected Return on Plan Assets .......................      (1,156)      (1,002)        (924)          --           --           --
Amortization of Net Transition Obligation ............          14           14           14          135          135          135
Amortization of Net Actuarial (Gain)/Loss ............          10            7           --           64           41            2
Amortization of Prior Service Cost ...................         102           98          107          (11)         (11)         (11)
Regulatory Deferral ..................................          --           --           --           --         (325)        (246)
------------------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost ............................     $   654      $   586      $   583      $   607      $   214      $   192
------------------------------------------------------------------------------------------------------------------------------------

Bnefits                                 Pension Benefits               Other
Weighted-Average Assumptions           1998       1997       1996      1998      1997      1996
                                      ----------------------------------------------------------
Discount Rate ................         7.00%      7.00%      7.25%     7.00%     7.00%     7.25%
Expected Return on Plan Assets         8.00%      8.00%      8.00%       --        --        --
Actual Return on Plan Assets .        23.95%     20.42%     12.10%       --        --        --
Rate of Compensation Increase          4.75%      4.75%      4.75%     4.75%     4.75%     4.75%

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 and all future years. Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                      (Thousands of Dollars)
                                                        1 Percentage Point
                                                    Increase         Decrease
                                                    --------         --------
Effect on Current Year's Benefit Expense             $  69           $  (58)
Effect on Benefit Obligation                           717             (607)

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 1998, 1997 and 1996 amounted to $0.2 million for each year.

Stock Based Compensation
The Company maintains a restricted stock plan, under which 36,050 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

In May 1997, 100,000 additional shares were allocated to the restricted stock plan, bringing the maximum number of shares authorized for grant under this plan to 160,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. The compensation expenses were $0.1 million for each of the years 1998, 1997 and 1996.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Company's restricted stock plan been determined based on methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

INDEPENDENT AUDITORS' REPORT
MIDDLESEX WATER COMPANY

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, retained earnings and of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Middlesex Water Company and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/DELOITTE & TOUCHE LLP/
------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 16, 1999

                                   SIGNATURES
                                   ----------

             Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and         /s/J. Richard Tompkins/               3/25/99
President and Director            -----------------------               -------
                                  J. Richard Tompkins                   Date


Executive Vice President and      /s/Richard A. Russo/                  3/25/99
Director                          -------------------                   -------
                                  Richard A. Russo                       Date


Vice President and Controller    /s/A. Bruce O'Connor/                  3/25/99
Chief Financial Officer          ---------------------                  -------
                                  A. Bruce O'Connor                     Date


Director                         /s/John C. Cutting/                    3/25/99
                                 -------------------                    -------
                                 John C. Cutting                        Date


Director                         /s/Ernest C. Gere/                     3/25/99
                                 ------------------                     -------
                                 Ernest C. Gere                         Date


Director                         /s/John P. Mulkerin/                   3/25/99
                                 --------------------                   -------
                                 John P. Mulkerin                       Date


Director                         /s/Stephen H. Mundy/                   3/25/99
                                 --------------------                   -------
                                 Stephen H. Mundy                       Date


Director                         /s/Philip H. Reardon/                  3/25/99
                                 ---------------------                  -------
                                 Philip H. Reardon                      Date


Director                         /s/Jeffries Shein/                     3/25/99
                                 ------------------                     -------
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

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.               Document Description                                                   No.           No.
  ---               --------------------                                                   ---           ---
 *3.1        Certificate of Incorporation of the Company, as amended.

  3.2        Bylaws of the Company, as amended.                                         33-54922         3.2

  4.1        Form of Common Stock Certificate.                                           2-55058         2(a)

  4.2        Registration  Statement,  Form S-3,  under  Securities  Act of 1933 filed February 3, 1987, relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                                            33-11717

  4.3        Post Effective  Amendments No. 3 and 7, Form S-3, under  Securities        33-11717
             Act  of  1933  filed  May  28,  1993,   relating  to  the  Dividend
             Reinvestment and Common Stock Purchase Plan.

 10.1        Copy  of  Purchased  Water   Agreement   between  the  Company  and
             Elizabethtown  Water  Company,  filed as Exhibit  10.1 of 1996 Form
             10-K.

 10.2        Copy of  Mortgage,  dated  April 1, 1927,  between  the Company and
             Union  County  Trust  Company,   as  Trustee,  as  supplemented  by
             Supplemental Indentures, dated as of
             October 1, 1939 and April 1, 1949.                                          2-15795         4(a)-4(f)

 10.3        Copy of Supplemental Indentures,  dated as of July 1, 1964 and June
             15, 1991,  between the Company and Union County Trust  Company,  as                        10.4 - 10.9
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


                                  EXHIBIT INDEX

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.               Document Description                                                   No.           No.
  ---               --------------------                                                   ---           ---
 10.6        Copy of Supply  Agreement,  dated as of July 14, 1987,  between the
             Company and the Marlboro Township Municipal Utilities Authority, as
             amended.                                                                  33-31476        10.13

 10.7 Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No.
             10.11 of 1994 First Quarter Form 10-Q.

 10.8 Copy of Water Purchase Contract and Supplemental Agreement, dated as of May 12, 1993, between the Company and the New Jersey Water
             Supply Authority filed as Exhibit No. 10.12 of 1993 Form 10-K.

 10.9        Copy of  Treating  and  Pumping  Agreement,  dated  April 9,  1984,
             between the Company and the Township of East Brunswick.                    33-31476       10.17

 10.10       Copy of Supply Agreement,  dated June 4, 1990,  between the Company
             and Edison Township.                                                       33-54922       10.24

 10.11 Copy of Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.15 of 1996 Form 10-K.

 10.12       Copy of  Pipeline  Lease  Agreement,  dated as of  January 9, 1987,
             between the Company and the City of Perth Amboy.                           33-31476       10.20

 10.13       Copy of Supplemental  Executive  Retirement Plan, effective January
             1, 1984, as amended.                                                       33-31476       10.21

 10.14       Copy of 1989  Restricted  Stock  Plan,  filed as  Appendix B to the
             Company's  Definitive  Proxy  Statement,  dated and filed April 25,        33-31476       10.22
             1997.

 10.15       Amendment to Supplemental  Executive Retirement Plan, dated May 23,
             1990, filed as Exhibit No. 10.23 of 1991 Form 10-K.

 10.16       Copy of Transmission Agreement, dated October 16, 1992, between the
             Company and the Township of East Brunswick.                                33-54922       10.23


                                  EXHIBIT INDEX

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.               Document Description                                                   No.           No.
  ---               --------------------                                                   ---           ---
 10.17       Copy of  Agreement  and Plan of  Merger,  dated  January  7,  1992,
             between  the  Company,   Midwater  Utilities,  Inc.  and  Tidewater
             Utilities, Inc.                                                            33-54922       10.29

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

 10.20       Copy of Amended  Pipeline Lease  Agreement  between the Company and
             the City of Perth Amboy                                                    333-66727      10.24

 10.21       Copy  of  Supplemental   Indenture  dated  March  1,  1998  between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Trust  Indenture dated March 1, 1998 between the New Jersey
             Economic Development  Authority and PNC Bank, National Association,
             as Trustee (Series  W),filed as Exhibit No. 10.21 of the 1998 Third
             Quarter Form 10-Q

 10.22       Copy of  Supplemental  Indenture  dated  October 15,  1998  between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Loan Agreement  dated November 1, 1998 between the State of
             New Jersey and Middlesex Water Company (Series X), filed as Exhibit
             No. 10.22 of the 1998 Third Quarter Form 10-Q.

 10-23       Copy of  Supplemental  Indenture  dated  October 15,  1998  between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Loan  Agreement  dated  November  1, 1998  between  the New
             Jersey  Environmental  Infrastructure  Trust  and  Middlesex  Water
             Company  (Series Y),  filed as Exhibit No.  10.23 of the 1998 Third
             Quarter Form 10-Q.

 10.24       Copy of Operation,  Maintenance and Management  Services  Agreement
             dated  January 1, 1999  between the  Company,  City of Perth Amboy,
             Middlesex   County   Improvement   Authority  and  Utility  Service
             Affiliates, Inc.                                                            333-66727     10.24

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.               Document Description                                                   No.           No.
  ---               --------------------                                                   ---           ---
10.25        Assignment  and  Acceptance   agreement   between  Utility  Service
             Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc.        333-66727       10.25

*23          Independent Auditors' Consent.

*27          Financial Data Schedule

                                      -44-