Form 10-Q
period 1999-03-31
MIDDLESEX WATER CO
filed 1999-05-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                               Commission File
For Quarter Ended: March 31, 1999              No. 0-422


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


                                YES [X]      NO [ ]


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at March 31, 1999
Common Stock, No Par Value            4,908,666

                                   INDEX




PART I.     FINANCIAL INFORMATION                                     PAGE


Item 1.     Financial Statements:

    Consolidated Statements of Income                                    1
    Consolidated Balance Sheets                                          2
    Consolidated Statements of Capitalization and Retained Earnings      4
    Consolidated Statements of Cash Flows                                5
    Notes to Consolidated Financial Statements                           6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9


Item 3.     Quantitative and Qualitative Disclosures of Market Risk     12


PART II.    OTHER INFORMATION                                           13


SIGNATURE                                                               13



                 PART I. - FINANCIAL INFORMATION

                                MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                 Three Months            Twelve Months
                                 Ended March 31,         Ended March 31,

                                       1999        1998        1999        1998
                                 __________  __________  __________  __________
Operating Revenues              $11,679,893 $ 9,769,139 $44,968,720 $40,727,238
                                 __________  __________  __________  __________
Operating Expenses:
 Operation                        6,207,458   4,588,621  21,426,309  18,161,555
 Maintenance                        640,497     327,865   2,027,989   1,707,952
 Depreciation                       860,875     808,084   3,337,460   3,123,444
 Other Taxes                      1,529,849   1,414,457   6,217,111   5,804,928
 Federal Income Taxes               495,198     682,250   2,812,236   3,166,635
                                 __________  __________  __________  __________

Total Operating Expenses          9,733,877   7,821,277  35,821,105  31,964,514
                                 __________  __________  __________  __________

    Operating Income              1,946,016   1,947,862   9,147,615   8,762,724

Other Income:
Allowance for funds Used
    During Construction             486,222     133,803   1,402,463     275,718
Other-Net                           212,978      39,107     919,193     177,276
                                 __________  __________  __________  __________

Total Other Income                  699,200    172,910    2,321,656     452,994

Income Before Interest Charges    2,645,216   2,120,772  11,469,271   9,215,718
                                 __________  __________  __________  __________

Interest Charges                  1,152,007     857,521   4,718,087   3,373,586
                                 __________  __________  __________  __________

Net Income                        1,493,209   1,263,251   6,751,184   5,842,132

Preferred Stock Dividend
 Requirements                        79,697      79,697     318,786     265,992
                                 __________  __________  __________  __________

Earnings Applicable to
 Common Stock                   $ 1,413,512 $ 1,183,554   6,432,398   5,576,140
                                 __________  __________  __________  __________

Earnings and Dividends per Share of Common Stock

Earnings per Share:
  Basic                               $0.29       $0.28       $1.43       $1.31
  Diluted                             $0.29       $0.28       $1.42       $1.30

Average Number of Common Shares Outstanding
  Basic                           4,902,005   4,290,681   4,504,617   4,254,819
  Diluted                         5,128,431   4,517,107   4,731,043   4,435,868

Dividends Paid per Share          $0.29 1/2   $0.28 1/2       $1.16       $1.13


See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              ASSETS AND OTHER DEBITS
                                                  March 31,   December 31,
                                                       1999           1998
                                                ___________    ___________
                                                (Unaudited)
UTILITY PLANT:
 Water Production                              $ 28,193,214   $ 28,154,961
 Transmission and Distribution                  118,827,828    118,234,900
 General                                         19,387,014     19,300,406
 Construction Work in Progress                   31,647,407     25,794,061
                                                ___________    ___________

     TOTAL                                      198,055,463    191,484,328

Less Accumulated Depreciation                    33,099,847     32,367,936
                                                ___________    ___________

     UTILITY PLANT-NET                          164,955,616    159,116,392
                                                ___________    ___________

NONUTILITY ASSETS-NET                             4,085,072      3,710,437
                                                ___________    ___________

CURRENT ASSETS:
 Cash and Cash Equivalents                        8,588,217      9,388,822
 Temporary Cash Investments-Restricted            4,461,255      9,776,072
 Accounts Receivable-Net                          4,509,346      4,886,067
 Unbilled Revenues                                2,254,108      2,298,148
 Materials and Supplies                             967,981        906,866
 Prepayments and Other Current Assets               522,920        528,348
                                                ___________    ___________

     TOTAL CURRENT ASSETS                        21,303,827     27,784,323
                                                ___________    ___________

DEFERRED CHARGES:
 Unamortized Debt Expense                         3,110,448      3,143,384
 Preliminary Survey and Investigation Charges       313,268        276,202
 Regulatory Assets
   Income Taxes                                   5,863,752      5,788,752
   Post Retirement Costs                          1,192,540      1,214,092
 Other                                            2,295,467      2,467,674
                                                ___________    ___________

     TOTAL DEFERRED CHARGES                      12,775,475     12,890,104
                                                ___________    ___________

          TOTAL                                $203,119,990   $203,501,256
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND OTHER CREDITS
                                                  March 31,   December 31,
                                                       1999          1998
                                                ___________    ___________
                                                (Unaudited)

CAPITALIZATION(see accompanying statements)    $149,973,903   $149,756,614
                                                ___________    ____________

CURRENT LIABILITIES:
 Current Portion of Long-term Debt                   88,000         71,730
 Notes Payable                                            0      1,000,000
 Accounts Payable                                 2,660,459      3,373 595
 Taxes Accrued                                    6,854,274      5,220,669
 Interest Accrued                                   689,255      1,701,330
 Other                                            1,672,998      1,832,737
                                                ___________    ___________

     TOTAL CURRENT LIABILITIES                   11,964,986     13,200,061
                                                ___________    ___________

DEFERRED CREDITS:
 Customer Advances for Construction              10,810,436     11,275,660
 Accumulated Deferred Investment Tax Credits      2,147,465      2,165,384
 Accumulated Deferred Federal Income Taxes       12,006,189     12,070,474
 Employee Benefit Plans                           3,991,847      3,762,516
 Other                                              804,669        791,460
                                                ___________    ___________

     TOTAL DEFERRED CREDITS                      29,760,606     30,065,494
                                                ___________    ___________

CONTRIBUTIONS IN AID OF CONSTRUCTION             11,420,495     10,479,087
                                                ___________    ___________

          TOTAL                                $203,119,990   $203,501,256
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                  March 31,   December 31,
                                                       1999          1998
                                                ___________    ___________
                                                (Unaudited)


CAPITALIZATION:
 Common Stock,No Par Value
  Shares Authorized,10,000,000
  Shares Outstanding-1999,4,908,666
                     1998,4,897,069            $ 45,793,862   $ 45,507,172
 Retained Earnings                               21,180,452     21,222,294
                                                ___________    ___________

     TOTAL COMMON EQUITY                         66,974,314     66,729,466
                                                ___________    ___________
 Cumulative Preference Stock,No Par Value
  Shares Authorized,100,000; Shares Outstanding,None
 Cumulative Preferred Stock,No Par Value,
  Shares Authorized - 149,980
 Convertible:
   Shares Outstanding,$7.00 Series - 14,881       1,562,505      1,562,505
   Shares Outstanding,$8.00 Series - 20,000       2,331,430      2,331,430
 Nonredeemable:
   Shares Outstanding,$7.00 Series -  1,017         101,700        101,700
   Shares Outstanding,$4.75 Series - 10,000       1,000,000      1,000,000
                                                ___________    ___________

     TOTAL CUMULATIVE PREFERRED STOCK             4,995,635      4,995,635
                                                ___________    ___________
 Long-term Debt:
  8.02% Amortizing Secured Note,
                 due December 20,2021             3,406,954      3,418,243
  First Mortgage Bonds:
     7.25%,Series R,due July 1,2021               6,000,000      6,000,000
     5.20%,Series S,due October 1,2022           12,000,000     12,000,000
     5.25%,Series T,due October 1,2023            6,500,000      6,500,000
     6.40%,Series U,due February 1,2009          15,000,000     15,000,000
     5.25%,Series V,due February 1,2029          10,000,000     10,000,000
     5.35%,Series W,due February 1,2038          23,000,000     23,000,000
     0.00%,Series X,due August 1,2018             1,050,000      1,050,000
     4.53%,Series Y,due August 1,2018             1,135,000      1,135,000
                                                ___________    ___________

   SUBTOTAL LONG-TERM DEBT                       78,091,954     78,103,243
    Less: Current Portion of Long-term Debt         (88,000)       (71,730)
                                                ___________    ___________

     TOTAL LONG-TERM DEBT                        78,003,954     78,031,513
                                                ___________    ___________

         TOTAL CAPITALIZATION                  $149,973,903   $149,756,614
                                                ___________    ___________

                                        Three Months Ended      Year Ended
                                                  March 31,   December 31,
                                                       1999           1998
                                                ___________    ___________
                                                (Unaudited)
RETAINED EARNINGS:
 BALANCE AT BEGINNING OF PERIOD                $ 21,222,294   $ 20,087,065
 Net Income                                       1,493,209      6,521,226
                                                ___________    ___________
     TOTAL                                       22,715,503     26,608,291
                                                ___________    ___________
 Cash Dividends:
  Cumulative Preferred Stock                         79,697        318,751
  Common Stock                                    1,445,197      4,987,013
  Common Stock Expenses                              10,157         80,233
                                                 __________    ___________
     TOTAL DEDUCTIONS                             1,535,051      5,385,997
                                                ___________    ___________
 BALANCE AT END OF PERIOD                      $ 21,180,452   $ 21,222,294
                                                ___________    ___________

See Notes to Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended March 31,   Twelve Months Ended March 31
                                                       1999           1998           1999           1998
                                                ___________    ___________    ___________    ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  1,493,209   $  1,263,251   $  6,751,184   $  5,842,132
  Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                    942,050        883,724      3,854,933      3,256,534
   Provision for Deferred Income Taxes             (139,285)       106,947       (111,256)       680,931
   Allowance for Funds Used During Construction    (486,222)      (133,803)    (1,402,463)      (275,718)
  Changes in Current Assets and Liabilities:
   Accounts Receivable                              376,721       (289,638)      (424,848)       (56,198)
   Accounts Payable                                (713,136)      (658,286)       127,712      1,835,348
   Accrued Taxes                                  1,633,605      1,387,294        324,891        770,070
   Accrued Interest                              (1,012,075)      (607,804)       113,498        121,985
   Unbilled Revenues                                 44,040        (32,894)       (45,280)        (2,619)
   Employee Benefit Plans                           229,331        238,067      1,006,544        889,401
   Other-Net                                       (193,199)      (464,704)       705,171       (216,968)
                                                ___________    ___________    ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES         2,175,039      1,692,154     10,900,086     12,844,898
                                                ___________    ___________    ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Utility Plant Expenditures (Excludes Allowance
   for Funds Used During Construction)           (6,207,508)    (4,766,355)   (27,716,434)   (14,213,285)
 Cash from Acquisition of Subsidiary                      0              0              0        158,436
 Note Receivable                                     12,875        (15,112)    (1,591,078)        (9,149)
 Preliminary Survey and Investigation Charges       (37,066)         8,275       (107,893)      (316,165)
 Other-Net                                         (274,189)       (13,128)      (915,666)    (1,237,051)
                                                ___________    ___________    ___________    ___________

NET CASH USED IN INVESTING ACTIVITIES            (6,505,888)    (4,786,320)   (30,331,071)   (15,617,214)
                                                ___________    ___________    ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Long-term Debt                       (11,289)       (10,321)       (43,678)       (42,665)
 Proceeds from Issuance of Long-term Debt                 0     23,000,000      2,185,000     23,000,000
 Short-term Bank Borrowings                      (1,000,000)     2,498,913     (3,063,614)     2,498,913
 Deferred Debit Issuance Expenses                    (1,107)             0       (503,307)             0
 Temporary Cash Investments-Restricted            5,314,817    (22,876,152)    18,633,684    (23,086,827)
 Proceeds from Issuance of Common Stock-Net         276,532        727,155     13,837,833      1,613,512
 Payment of Common Dividends                     (1,445,197)    (1,221,971)    (5,210,239)    (4,805,227)
 Payment of Preferred Dividends                     (79,696)       (79,662)      (318,785)      (279,291)
 Customer Advances and Contributions-Net            476,184        (36,608)     1,081,826      1,130,661
                                                ___________    ___________    ___________    ___________

NET CASH PROVIDED BY FINANCING ACTIVITIES         3,530,244      2,001,354     26,598,720         29,076
                                                ___________    ___________    ___________    ___________

NET CHANGE IN CASH AND CASH EQUIVALENTS            (800,605)    (1,092,812)     7,167,735     (2,743,240)
                                                ___________    ___________    ___________    ___________

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             9,388,822      2,513,294      1,420,482      4,163,722
                                                ___________    ___________    ___________    ___________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  8,588,217   $  1,420,482   $  8,588,217   $  1,420,482
                                                ___________    ___________    ___________    ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash Paid During the Period for:
    Interest(net of amounts capitalized)       $  1,644,621   $  1,407,200   $  3,047,999   $  2,942,889
    Income Taxes                               $    150,500   $    359,000   $  2,954,475   $  2,061,200

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc. are wholly owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1998 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and its cash flows for the periods ended March 31, 1999 and 1998. Information included in the Balance Sheet as of December 31, 1998, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Regulatory Matters

On May 12, 1999, the New Jersey Board of Public Utilities approved an 11.5% or $4.3 million base rate increase for Middlesex. The purpose of the increase is to allow Middlesex the opportunity to earn a return on and recover the capital investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant. This project was necessary to meet the new and anticipated regulatory standards concerning water quality and to increase the plant's production capacity.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 1999, 11,597 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                        Three Months Ended                               Twelve Months Ended
                                              March 30,                                     March 30,

                              1999                    1998                    1999                    1998
                             Income      Shares      Income      Shares      Income      Shares      Income      Shares
                         __________  __________  __________  __________  __________  __________  __________  __________
BASIC:
Net Income              $ 1,493,209   4,902,005 $ 1,263,251   4,290,681 $ 6,751,184   4,504,617 $ 5,842,132   4,254,819
Preferred Dividend          (79,697)                (79,697)               (318,786)               (265,992)
                         __________  __________  __________  __________  __________  __________  __________  __________
Earnings Applicable
 to Common Stock        $ 1,413,512   4,902,005 $ 1,183,554   4,290,681 $ 6,432,398   4,504,617 $ 5,576,140   4,254,819

Basic EPS                     $0.29                   $0.28                   $1.43                   $1.31
                         __________              __________              __________               _________

DILUTED:
Earnings Applicable
 to Common Stock        $ 1,413,512   4,902,005 $ 1,183,554   4,290,681 $ 6,432,398   4,504,617 $ 5,576,140   4,254,819
$7.00 Series Dividend        26,042      89,286      26,042      89,286     104,167      89,286     104,307      89,372
$8.00 Series Dividend        40,000     137,140      40,000     137,140     160,000     137,140     106,959      91,677
                         __________  __________  __________  __________  __________  __________  __________  __________

Adjusted Earnings
 Applicable to
 Common Stock           $ 1,479,554   5,128,431 $ 1,249,596   4,517,107 $ 6,696,565   4,731,043 $ 5,787,406   4,435,868

Diluted EPS                   $0.29                   $0.28                   $1.42                   $1.30
                         __________              __________              __________              __________




Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal water and wastewater systems. On January 1, 1999 the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Intersegment transactions relating to operational costs are treated as pass through expenses. Finance charges on intersegment loan activities are based on interest rates that are below what would normally be charged by a third party lender.



                                 Three Months Ended          Twelve Months Ended
                                       March 31,                   March 31,

Operations by Segments                 1999        1998        1999        1998
                                 __________  __________  __________  __________
Revenues:
 Regulated                      $     9,930 $     9,659 $    42,888 $    40,316
 Non-Regulated                        1,761         116       2,110         435
 Intersegment Elimination               (11)         (6)        (29)        (24)
                                 __________  __________  __________  __________

Consolidated Revenues           $    11,680 $     9,769 $    44,969 $    40,727
                                 __________  __________  __________  __________

                                 Three Months Ended          Twelve Months Ended
                                       March 31,                   March 31,

                                       1999        1998        1999        1998
                                 __________  __________  __________  __________
Operating Income:
 Regulated                      $     1,817 $     1,884 $     8,874 $     8,545
 Non-Regulated                          129          64         274         220
 Intersegment Elimination                 0           0           0          (2)
                                 __________  __________  __________  __________

Consolidated Operating Income   $     1,946 $     1,948 $     9,148 $     8,763
                                 __________  __________  __________  __________

Depreciation/Amortization:
 Regulated                      $       856 $       808 $     3,332 $     3,123
 Non-Regulated                            5           0           5           0
 Intersegment Elimination                 0           0           0           0
                                 __________  __________  __________  __________

Consolidated
 Depreciation/Amortization      $       861 $       808 $     3,337 $     3,123
                                 __________  __________  __________  __________

Other Income:
 Regulated                      $       840 $       297 $     3,175 $     1,121
 Non-Regulated                            0           0           0           0
 Intersegment Elimination              (141)       (124)       (853)       (668)
                                 __________  __________  __________  __________

Consolidated Other Income       $       699 $       173 $     2,322 $       453
                                 __________  __________  __________  __________

Interest Expense:
 Regulated                      $     1,228 $       886 $     4,954 $     3,476
 Non-Regulated                           47          22         164          79
 Intersegment Elimination              (123)        (50)       (400)       (181)
                                 __________  __________  __________  __________

Consolidated Interest Expense   $     1,152 $       858 $     4,718 $     3,374
                                 __________  __________  __________  __________

Net Income:
 Regulated                      $     1,429 $     1,294 $     7,095 $     6,189
 Non-Regulated                           82          42         110         142
 Intersegment Elimination               (18)        (73)       (454)       (489)
                                 __________  __________  __________  __________

Consolidated Net Income         $     1,493 $     1,263 $     6,751 $     5,842
                                 __________  __________  __________  __________

Capital Expenditures:
 Regulated                      $     6,208 $     4,766 $    27,716 $    14,213
 Non-Regulated                          150           0         150           0
 Intersegment Elimination                 0           0           0           0
                                 __________  __________  __________  __________

Total Capital Expenditures      $     6,358 $     4,766 $    27,866 $    14,213
                                 __________  __________  __________  __________

                                     As of        As of
                                  March 31, December 31,
                                      1999         1999
                                 __________  __________
Assets:
 Regulated                      $   218,950 $   219,014
 Non-Regulated                        2,815       2,377
 Intersegment Elimination           (18,645)    (17,890)
                                 __________  __________

Consolidated Assets             $   203,120 $   203,501
                                 __________  __________

MIDDLESEX WATER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended March 31, 1999

Operating revenues for the three months ended March 31, 1999 were up $1.9 million or 19.6% from the same period in 1998. A large part of the increase relates to $1.6 million in contract service revenues from USA-PA, a subsidiary established to provide operating and maintenance services to the water and wastewater systems of the City of Perth Amboy, which was effective January 1, 1999. In addition, the full benefit of Middlesex's 4.4% rate increase implemented in late January 1998 and the third phase of the Pinelands Water and Wastewater rate increases implemented in late January 1999 added $0.2 million to revenues. Continued growth in the customer base of our Delaware operations also contributed $0.1 million to revenues.

Offsetting higher revenues were increased operating expenses of $1.9 million or 24.5% over last year. The inclusion of USA-PA's operations and maintenance expenses accounted for $1.5 million of the increase. Higher pumpage and pump configurations used during the ongoing construction at the Carl J. Olsen Water Treatment Plant (CJO Plant) increased purchased power expenses by $0.1 million. Increases were also experienced in administrative and general expenses of $0.1 million, maintenance within the transmission and distribution area of $0.1 million and labor costs of $0.2 million.

Other taxes, which rose $0.1 million or 8.2%, included higher revenue related taxes, real estate taxes and payroll taxes. Federal income taxes were lower by $0.2 million, which reflected a lower amount of deferred taxes, which offset an increased amount of current taxable income.

Other income increased $0.5 million compared to the same three-month period in 1998. An increase of $0.4 million in Allowance for Funds Used During Construction was related to the capital expenditures incurred in connection with the upgrade of the CJO Plant. Interest income increased $0.1 million resulting in part from the unexpended proceeds available for investment from the Series W Mortgage Bonds.

Total interest charges rose $0.3 million and reflect debt service on the Series W First Mortgage Bonds issued in March 1998.

The rise in net income to $1.5 million, up 18.2% from $1.3 million, was attributable to the net financing activity related to the CJO Plant construction.

Results of Operations - Twelve Months Ended March 31, 1999

Operating revenues for the twelve months ended March 31, 1999 were higher by $4.2 million or 10.4%. The following factors contributed to this increase. The inclusion of USA-PA for three months and Public for an entire year attributed $1.6 million and $0.4 million, respectively, to revenues. USA-PA began operation in January 1999 and Public was acquired in July 1997. Rate increases implemented by Middlesex and the Pinelands Water and Wastewater Companies accounted for $1.7 million of additional revenues. Tidewater's continued growth in its customer base also contributed $0.5 million in revenues. Total operating expenses increased $3.9 million or 12.0%. Primary factors contributing to the increase are the inclusion of USA-PA's and Public's operating and maintenance expenses for $1.5 million and $0.2 million, respectively. Purchased water cost rose $0.2 million due to a change in the composition of the water sources used to supply Middlesex customers. Purchased power also increased by $0.2 million due to the pump configurations used at the CJO Plant. Mandated recognition of postretirement benefit costs other than pensions and amortization of regulatory deferrals approved by the New Jersey Board of Public Utilities added $0.4 million and $0.1 million, respectively, to expenses. Labor costs also added $0.7 million to increased expenses.

Depreciation expense increased $0.2 million or 6.9% as a result of newly constructed utility plant placed in service during the twelve-month period and utility plant acquired through the acquisition of Public.

Other Taxes increased $0.4 million or 7.1%. The increase primarily relates to higher revenue-related taxes, employers' payroll taxes and the inclusion of USA-PA. Federal income taxes decreased $0.3 million or 11.2% as a result of a lower amount of deferred taxes offsetting an increased amount of current taxes.

Other income rose $1.8 million with the Allowance for Funds Used During Construction, (AFUDC), accounting for $1.1 million. The increase in AFUDC reflects capitalized interest on expenditures associated with the upgrade of the CJO Plant. Unexpended proceeds available for investment from the Series W First Mortgage Bonds, which were issued in March 1998, increased interest income by $0.7 million.

Interest expense related to the Series W First Mortgage Bonds issued in March 1998 contributed $1.2 million to the increase in total interest charges of $1.3 million. The remainder of the increase is due to short-term borrowings, incurred to provide interim financing for the Company's capital program.

The $0.1 million increase in preferred stock dividend requirements reflects the issuance on July 31, 1997 of the $8.00 preferred stock series to complete the acquisition of Public. Basic and diluted earnings per share increased $0.12. The $0.01 per share dilution for the twelve months ended March 31, 1999 and 1998 is the result of the two series of convertible preferred stock currently outstanding.

Capital Resources

 The Company's capital program for 1999 is estimated to be $26.6 million and includes $15.0 million for the upgrade of the CJO scheduled for completion in June 1999, $2.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 170
miles of unlined mains in the 670 mile Middlesex System.   The capital
program also includes $5.8 million for water system additions and improvements for our Delaware systems and $3.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consists of $1.0 million for mains, $0.7 million for service lines, $0.5 million for meters, $0.4 for hydrants and $1.2 million for various other items.

Liquidity

Proceeds from the $23.0 million Series W First Mortgage Bonds and the December 1998, $12.7 million common stock offering are being used to finance the CJO Plant expenditures in 1999. Middlesex issued $2.2 million of First Mortgage Bonds in November 1998 through the New Jersey State Revolving Fund (SRF) to cover the cost of the 1999 RENEW Program. The Company intends to apply for SRF funding in

1999 for the years 2000 and 2001. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $6.2 million have been incurred in the three months ended March 31, 1999. The Company may also utilize short-term borrowings through $28.0 million of available lines of credit it has with three commercial banks for working capital purposes. At March 31, 1999, there were no outstanding loans against the lines of credit.

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

Year 2000 Readiness

The Company, through its year 2000 (Y2K) Committee, continues to advance in its efforts to ensure that our ability to provide service will not be interrupted by Y2K related problems.

Responses to our critical vendor questionnaire have reached approximately 70%. There was a 100% response rate from the most important vendors, namely electric utilities, chemical companies, bulk water suppliers and telecommunications providers. Each vendor has indicated their level of readiness. This information is being used to finalize Middlesex contingency plans, which are scheduled to be completed in June 1999.

The Y2K Committee continues to focus on completing its inventory of equipment that may contain embedded chips. We are working with the equipment manufacturers to help identify the affected equipment and the ability to modify or replace the equipment in a timely manner. The ability of our financial system to recognize post 1999 dates was tested and determined to be compliant. Our customer billing and information system is scheduled for testing during May 1999.

Forward Looking Information

Certain matters discussed in this report on Form 10-Q are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements may address future plans, objective, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rate and other regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

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


Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None.

Item 3.     Defaults upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits:              No. 11, Statement Regarding Computation
                                               of Per Share Earnings
                                       No. 27, Financial Data Schedule.
            (b) Reports on Form 8-K:   None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             MIDDLESEX WATER COMPANY
                            (Registrant)




                             /s/A. Bruce O'Connor
Date: May 10, 1999              A. Bruce O'Connor
                                Vice President and Controller