Form 10-Q
period 1999-06-30
MIDDLESEX WATER CO
filed 1999-08-12
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        Commission File
For Quarter Ended: June 30, 1999                            No. 0-422
                   -------------                            ---------


                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


INCORPORATED IN NEW JERSEY                                    22-1114430
--------------------------                                    ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1500 RONSON ROAD, ISELIN, NJ                                     08830
----------------------------                                     -----
(Address of principal executive offices)                      (Zip Code)

                                 (732) 634-1500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that this registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                               YES    [  X  ]                    NO     [    ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at June 30, 1999
            -----                              ----------------------------
Common Stock, No Par Value                             4,919,143

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.    Financial Statements:

           Consolidated Statements of Income                                  1

           Consolidated Balance Sheets                                        2

           Consolidated Statements of Capitalization and Retained Earnings    4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3.    Quantitative and Qualitative Disclosures of Market Risk           13

PART II. OTHER INFORMATION                                                   14


SIGNATURE                                                                    15

                                                       MIDDLESEX WATER COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)


                                                      Three Months                 Six Months                Twelve Months
                                                      Ended June 30,             Ended June 30,              Ended June 30,
                                                  1999            1998        1999          1998          1999        1998
                                                  ----            ----        ----          ----          ----        ----
Operating Revenues                            $13,812,788    $10,591,316  $25,492,681   $20,360,455   $48,190,192  $41,381,405
                                              -----------    -----------  -----------   -----------   -----------  -----------

Operating Expenses:
Operations                                      6,518,377     4,732,864    12,725,835     9,321,485    23,211,822   18,340,870
Maintenance                                       605,963       438,416     1,246,460       766,281     2,195,536    1,734,797
Depreciation                                      878,049       815,639     1,738,924     1,623,723     3,399,870    3,179,455
Other Taxes                                     1,762,473     1,499,787     3,292,322     2,914,244     6,479,797    5,874,888
Federal Income Taxes                            1,067,082       836,439     1,562,280     1,518,689     3,042,879    3,298,780
                                              -----------    -----------  -----------   -----------   -----------  -----------

Total Operating Expenses                       10,831,944     8,323,145    20,565,821    16,144,422    38,329,904   32,428,790
                                              -----------    -----------  -----------   -----------   -----------  -----------

Operating Income:                               2,980,844     2,268,171     4,926,860     4,216,033     9,860,288    8,952,615

Allowance for Funds Used During Construction      590,614       218,253     1,076,836       352,056     1,774,824      487,897
Other-Net                                         170,026       245,148       383,004       284,255       844,071      367,585
                                              -----------    -----------  -----------   -----------   -----------  -----------

Total Other Income                                760,640       463,401     1,459,840       636,311     2,618,895      855,482

Income Before Interest Charges                  3,741,484     2,731,572     6,386,700     4,852,344    12,479,183    9,808,097
                                              -----------    -----------  -----------   -----------   -----------  -----------

Interest Charges                                1,169,463     1,157,564     2,321,470     2,015,085     4,729,986    3,702,777
                                              -----------    -----------  -----------   -----------   -----------  -----------

Net Income                                      2,572,021     1,574,008     4,065,230     2,837,259     7,749,197    6,105,320

Preferred Stock Dividend Requirements              79,696        79,696       159,393       159,393       318,786      305,957

Earnings Applicable to Common Stock            $2,492,325    $1,494,312     3,905,837     2,677,866    $7,430,411   $5,799,363
                                               ==========    ==========     =========     =========    ==========   ==========
Earnings per share of Common Stock
Basic                                             $  0.51      $   0.34       $  0.80       $  0.62       $  1.60       $ 1.35
Diluted                                           $  0.50      $   0.34       $  0.79       $  0.62       $  1.58       $ 1.34

Average Number of
Common Shares Outstanding:
Basic                                           4,913,299     4,330,025     4,907,683     4,310,462     4,650,036    4,281,191
Diluted                                         5,139,725     4,556,451     5,134,109     4,536,888     4,876,462    4,507,673

Cash Dividends Paid per Common Share                $0.29 1/2     $0.28 1/2     $0.59       $0.57         $1.17       $ 1.13  1/2

                                       -1-
See notes to Consolidated Financial Statements.

                                MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                                ASSETS AND OTHER DEBITS

                                                         June 30,         December 31,
                                                           1999               1998
                                                       -------------     ------------
                                                        (unaudited)
UTILITY PLANT:
     Water Production ...........................      $ 28,060,610      $ 28,154,961
     Transmission and Distribution ..............       119,708,883       118,234,900
     General ....................................        19,407,552        19,300,406
     Construction Work in Progress ..............        35,125,711        25,794,061
                                                       ------------      ------------
              TOTAL .............................       202,302,756       191,484,328
Less Accumulated Depreciation ...................        33,453,747        32,367,936
                                                       ------------      ------------

              UTILITY PLANT-NET .................       168,849,009       159,116,392
                                                       ------------      ------------

NONUTILITY ASSETS-NET ...........................         4,059,779         3,710,437
                                                       ------------      ------------

CURRENT ASSETS:
     Cash and Cash Equivalents ..................         8,653,606         9,388,822
     Temporary Cash Investments-Restricted ......         2,816,857         9,776,072
     Accounts Receivable (net of allowance
         for doubtful accounts) .................         6,179,818         4,886,067
     Unbilled Revenues ..........................         3,117,650         2,298,148
     Materials and Supplies (at average cost) ...         1,050,554           906,866
     Prepayments and Other Current Assets .......           470,490           528,348
                                                       ------------      ------------

              TOTAL CURRENT ASSETS ..............        22,288,975        27,784,323
                                                       ------------      ------------

DEFERRED CHARGES:
     Unamortized Debt Expense ...................         3,077,136         3,143,384
     Preliminary Survey and Investigation Charges           344,983           276,202
     Regulatory Assets
         Income Taxes ...........................         5,863,752         5,788,752
         Post Retirement Costs ..................         1,170,988         1,214,092
     Other ......................................         2,323,446         2,467,674
                                                       ------------      ------------

              TOTAL DEFERRED CHARGES ............        12,780,305        12,890,104
                                                       ------------      ------------

                             TOTAL ..............      $207,978,068      $203,501,256
                                                       ============      ============

See Notes to Consolidated Financial Statements.

                               MIDDLESEX WATER COMPANY
                             CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND OTHER CREDITS

                                                       June 30,          December 31,
                                                          1999               1998
                                                      -------------     -------------
                                                      (Unaudited)
CAPITALIZATION (see accompanying statements) ...      $151,240,626      $149,756,614
                                                      ------------      ------------
CURRENT LIABILITIES:
     Current Portion of Long-term Debt .........            89,083            71,730
     Notes Payable .............................         3,000,000         1,000,000
     Accounts Payable ..........................         1,850,127         3,373,595
     Taxes Accrued .............................         6,014,103         5,220,669
     Interest Accrued ..........................         1,739,185         1,701,330
     Other .....................................         1,962,405         1,832,737
                                                      ------------      ------------

              TOTAL CURRENT LIABILITIES ........        14,654,903        13,200,061
                                                      ------------      ------------

DEFERRED CREDITS:
     Customer Advances for Construction ........        11,221,957        11,275,660
     Accumulated Deferred Investment Tax Credits         2,129,546         2,165,384
     Accumulated Deferred Federal Income Taxes .        11,904,117        12,070,474
     Employee Benefit Plans ....................         4,260,138         3,762,516
     Other .....................................         1,140,322           791,460
                                                      ------------      ------------

              TOTAL DEFERRED CREDITS ...........        30,656,080        30,065,494
                                                      ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION ...........        11,426,459        10,479,087
                                                      ------------      ------------

                        TOTAL ..................      $207,978,068      $203,501,256
                                                      ============      ============

See Notes to Consolidated Financial Statements.

                                               MIDDLESEX WATER COMPANY
                           CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                    June 30,           December 31,
                                                                                      1999                1998
                                                                                 --------------     ---------------
                                                                                  (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
          Shares Authorized - 10,000,000
          Shares Outstanding - 1999 - 4,919,143; 1998 -  4,897,069 ........      $  46,068,722       $  45,507,172
      Retained Earnings ...................................................         22,184,943          21,222,294
                                                                                -------------       -------------
                   TOTAL COMMON EQUITY ....................................         68,253,665          66,729,466
                                                                                 -------------       -------------
      Cumulative Preference Stock, No Par Value
          Shares Authorized - 100,000; Shares Outstanding - None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 149,980
        Convertible:
          Shares Outstanding, $7.00 Series - 14,881 .......................          1,562,505           1,562,505
          Shares Outstanding, $8.00 Series - 20,000 .......................          2,331,430           2,331,430
        Nonredeemable:
          Shares Outstanding, $7.00 Series -  1,017 .......................            101,700             101,700
          Shares Outstanding, $4.75 Series - 10,000 .......................          1,000,000           1,000,000
                                                                                -------------       -------------
                   TOTAL CUMULATIVE PREFERRED STOCK .......................          4,995,635           4,995,635
                                                                                -------------       -------------
      Long-term Debt:
          8.02% Amortizing Secured Note, due December 20, 2021 ............          3,395,409           3,418,243
          First Mortgage Bonds:
               7.25%, Series R, due July 1, 2021 ..........................          6,000,000           6,000,000
               5.20%, Series S, due October 1, 2022 .......................         12,000,000          12,000,000
               5.25%, Series T, due October 1, 2023 .......................          6,500,000           6,500,000
               6.40%, Series U, due February 1, 2009 ......................         15,000,000          15,000,000
               5.25%, Series V, due February 1, 2029 ......................         10,000,000          10,000,000
               5.35%, Series W, due February 1, 2038 ......................         23,000,000          23,000,000
               0.00%, Series X, due August 1, 2018 ........................          1,050,000           1,050,000
               4.53%, Series Y, due August 1, 2018 ........................          1,135,000           1,135,000
                                                                                -------------       -------------
                  SUBTOTAL LONG-TERM DEBT .................................         78,080,409          78,103,243
                                                                                -------------       -------------
                    Less: Current Portion of Long-term Debt ...............            (89,083)            (71,730)
                                                                                -------------       -------------
                             TOTAL LONG-TERM DEBT .........................         77,991,326          78,031,513
                                                                                -------------       -------------
                                  TOTAL CAPITALIZATION ....................      $ 151,240,626       $ 149,756,614
                                                                                 =============       =============


                                               Six Months Ended      Year Ended
                                                   June 30,          December 31,
                                                     1999               1998
                                                  -----------        -----------
                                                  (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD .....        $21,222,294        $20,087,065
      Net Income .........................          4,065,230          6,521,226
                                                  -----------        -----------
              TOTAL ......................         25,287,524         26,608,291
                                                  -----------        -----------
      Cash Dividends:
          Cumulative Preferred Stock .....            159,393            318,751
          Common Stock ...................          2,893,889          4,987,013
      Common Stock Expenses ..............             49,299             80,233
                                                  -----------        -----------
              TOTAL DEDUCTIONS ...........          3,102,581          5,385,997
                                                  -----------        -----------
BALANCE AT END OF PERIOD .................        $22,184,943        $21,222,294
                                                  ===========        ===========

See Notes to Consolidated Financial Statements.

                                                       MIDDLESEX WATER COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                   Six Months Ended June 30,          Twelve Months Ended June 30,
                                                                      1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income ............................................   $  4,065,230      $  2,837,259      $  7,749,197      $  6,105,320
       Adjustments to Reconcile Net Income to
              Net Cash Provided by Operating Activities:
                  Depreciation ...............................      1,738,924         1,623,723         3,399,870         3,179,455
                  Provision for Deferred Income Taxes ........       (241,357)          220,216          (326,597)          636,571
                  Allowance for Funds Used During Construction     (1,076,836)         (352,056)       (1,774,824)         (487,897)
              Changes in Current Assets and Liabilities:
                  Accounts Receivable ........................     (1,293,751)       (1,072,704)       (1,312,254)         (622,194)
                  Accounts Payable ...........................     (1,523,468)         (815,042)         (525,864)          281,903
                  Accrued Taxes ..............................        793,434           447,997           424,017           495,875
                  Accrued Interest ...........................         37,855           415,810           139,814           422,447
                  Unbilled Revenues ..........................       (819,502)         (381,245)         (560,471)          (68,345)
                  Employee Benefit Plans .....................        497,622           478,780         1,034,122         1,056,187
                  Other-Net ..................................        220,125           106,067         1,059,662           739,118
                                                                 ------------      ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      2,398,276         3,508,805         9,306,672        11,738,440
                                                                 ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Utility Plant Expenditures* ....................    (10,380,376)      (10,292,634)      (26,363,023)      (17,902,865)
              Cash from Acquisition of Subsidiary ............           --                --                --             158,436
              Note Receivable ................................         33,472        (1,664,224)           78,631        (1,658,261)
              Preliminary Survey and Investigation Charges ...        (68,781)           (1,386)         (129,947)          (22,696)
              Other-Net ......................................         (4,962)         (333,892)         (325,675)       (1,432,714)
                                                                 ------------      ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES ........................    (10,420,647)      (12,292,136)      (26,740,014)      (20,858,100)
                                                                 ------------      ------------      ------------      ------------

                                                                   Six Months Ended June 30,          Twelve Months Ended June 30,
                                                                      1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Redemption of Long-term Debt ...................        (22,834)          (20,876)          (44,668)          (43,569)
              Proceeds from Issuance of Long-term Debt .......           --          23,000,000         2,185,000        23,000,000
              Short-term Bank Borrowings .....................      2,000,000         3,912,231        (1,476,932)        3,912,231
              Deferred Debt Issuance Expenses ................         (1,864)         (474,096)          (29,968)         (474,096)
              Temporary Cash Investments-Restricted ..........      6,959,215       (16,524,330)       13,926,260       (16,524,989)
              Proceeds from Issuance of Common Stock-Net .....        512,251         1,526,875        13,273,832         2,153,663
              Payment of Common Dividends ....................     (2,893,889)       (2,455,537)       (5,425,365)       (4,856,883)
              Payment of Preferred Dividends .................       (159,393)         (159,358)         (318,786)         (319,256)
              Construction Advances and Contributions-Net ....        893,669           (47,556)        1,510,259           302,045
                                                                 ------------      ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................      7,287,155         8,757,353        23,599,632         7,149,146
                                                                 ------------      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................       (735,216)          (25,978)        6,166,290        (1,970,514)
                                                                 ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............      9,388,822         2,513,294         2,487,316         4,457,830
                                                                 ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $  8,653,606      $  2,487,316      $  8,653,606      $  2,487,316
                                                                 ============      ============      ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
       Cash Paid During the Period for:
              Interest (net of amounts capitalized) ..........   $  1,124,063      $  1,283,663      $  2,650,978      $  2,753,645
              Income Taxes ...................................   $  1,514,400      $  1,300,000      $  3,377,375      $  2,501,500

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). Public Water Supply Company, Inc. (Public) and White Marsh Environmental Systems, Inc., are wholly owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 1998 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and its cash flows for the periods ended June 30, 1999 and 1998. Information included in the Balance Sheet as of December 31, 1998, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Regulatory Matters

On May 13, 1999, the New Jersey Board of Public Utilities (BPU) approved an 11.5% or $4.3 million base rate increase for Middlesex. The purpose of the increase is to allow Middlesex the opportunity to earn a return on and recover the capital investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant. This project was necessary to meet the new and anticipated regulatory standards concerning water quality and to increase the plant's production capacity.

Note 3 - Capitalization

Common Stock - During the three months ended June 30, 1999, 10,477 common shares ($0.2 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt - On May 20, 1999, the Company filed a petition with the BPU seeking approval to issue up to $4.5 million of long-term bonds through the New Jersey State Revolving Fund (SRF). The SRF program, which is administered by the New Jersey Environmental Infrastructure Trust, evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through the state environmental agency. In New Jersey, initial project approval must be granted by the New Jersey Department of Environmental Protection (NJDEP). Funds from the EPA, which can equal up to 50% of construction costs, are loaned at a zero interest cost; the interest rate on the state portion of the loan is based upon the market place at time of issuance. The rate to the Company portion is a blend of the two rates. The interest paid to bondholders is considered tax exempt subject to the alternate minimum tax. Proceeds from the proposed financing would be available for qualified costs reimbursement in May 2000. The BPU approved the financing on July 26, 1999.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                                               (Thousands of Dollars)
                             Three Months Ended                                    Six Months Ended
                                   June 30,                                            June 30,
                       1999                      1998                      1999                      1998
Basic:                Income       Shares       Income       Shares       Income        Shares      Income       Shares
------                ------       ------       ------       ------       ------        ------      ------       ------
Net Income ........  $ 2,572        4,913      $ 1,574        4,330      $ 4,065        4,908      $ 2,837       4,310
Preferred Dividend       (80)                      (80)                     (159)                     (159)
                     -------        -----      -------        -----      -------        -----      -------       -----

Earnings Applicable
  to Common Stock .  $ 2,492        4,913      $ 1,494        4,330      $ 3,906        4,908      $ 2,678       4,310

Basic EPS .........  $   .51                   $   .34                   $  .80                    $   .62



Diluted:
Earnings Applicable
  to Common Stock .  $ 2,492        4,913      $ 1,494        4,330      $ 3,906        4,908      $ 2,678       4,310

$7.00 Series ......       26           89           26           89           52           89           52          89
Dividend
$8.00 Series ......
 Dividend .........       40          137           40          137           80          137           80         137
                     -------        -----      -------        -----      -------        -----      -------       -----
Adjusted Earnings
  Applicable to
  Common Stock ....  $ 2,558        5,139      $ 1,560        4,556      $ 4,038        5,134      $ 2,810       4,536

Diluted EPS .......  $  0.50                   $  0.34                   $  0.79                   $  0.62

                                Twelve Months Ended
                                     June 30,
                         1999                     1998
                        Income        Shares     Income      Shares
                        ------        ------     ------      ------
Net Income ........     $ 7,749       4,650     $ 6,105       4,281
Preferred Dividend         (319)                   (306)
                        -------       -----     -------       -----
Earnings Applicable
  to Common Stock .     $ 7,430       4,650     $ 5,799       4,281

Basic EPS .........     $  1.60                 $  1.35



Diluted:
Earnings Applicable
  to Common Stock .     $ 7,430       4,650     $ 5,799       4,281

$7.00 Series ......         104          89         104          89
Dividend
$8.00 Series
 Dividend .........         160         137         147         137
                        -------       -----     -------       -----
Adjusted Earnings
  Applicable to
  Common Stock ....     $ 7,694       4,876     $ 6,050       4,507

Diluted EPS .......     $  1.58                 $  1.34



Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these states. The other segment is the non-regulated contract services for the operation and maintenance of municipal water and wastewater systems. On January 1, 1999, the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Intersegment transactions relating to operational costs are treated as pass through expenses. Finance charges on intersegment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                     (Thousands of Dollars)
                           Three Months Ended          Six Months Ended          Twelve Months Ended
                                June 30                     June 30                     June 30
Operations by             1999          1998          1999          1998          1999          1998
Segments
Revenues:
Regulated .......     $ 11,970      $ 10,479      $ 21,895      $ 20,138      $ 44,374      $ 40,957
Non - Regulated .        1,857           116         3,618           232         3,850           446
Intersegment
Elimination .....          (14)           (4)          (20)          (10)          (34)          (22)
                      --------      --------      --------      --------      --------      --------
Consolidated
Revenues ........     $ 13,813      $ 10,591      $ 25,493      $ 20,360      $ 48,190      $ 41,381
                      --------      --------      --------      --------      --------      --------

Operating Income:
Regulated .......     $  2,770      $  2,200      $  4,587      $  4,083      $  9,444      $  8,713
Non - Regulated .          211            68           340           133           416           241
Intersegment
Elimination .....         --            --            --            --            --              (1)
                      --------      --------      --------      --------      --------      --------
Consolidated
Operating Income      $  2,981      $  2,268      $  4,927      $  4,216      $  9,860      $  8,953
                      --------      --------      --------      --------      --------      --------

Depreciation:
Regulated .......     $    872      $    816      $  1,728      $  1,624      $  3,389      $  3,179
Non - Regulated .            6          --              11          --              11          --
Intersegment
Elimination .....         --            --            --            --            --            --
                      --------      --------      --------      --------      --------      --------
Consolidated
  Depreciation ..     $    878      $    816      $  1,739      $  1,624      $  3,400      $  3,179
                      --------      --------      --------      --------      --------      --------

Other Income:
Regulated .......     $  1,201      $    738      $  2,041      $  1,035      $  3,637      $  1,662
Non - Regulated .         --            --            --            --            --            --
Intersegment
Elimination .....         (440)         (275)         (581)         (399)       (1,018)         (807)
                      --------      --------      --------      --------      --------      --------
Consolidated
Other Income ....     $    761      $    463      $  1,460      $    636      $  2,619      $    855
                      --------      --------      --------      --------      --------      --------

Interest Expense:
Regulated .......     $  1,250      $  1,193      $  2,479      $  2,079      $  5,011      $  3,816
Non - Regulated .           57            29           104            51           192            89
Intersegment
Elimination .....         (138)          (64)         (262)         (115)         (473)         (202)
                      --------      --------      --------      --------      --------      --------

                                                     (Thousands of Dollars)
                           Three Months Ended          Six Months Ended          Twelve Months Ended
                                June 30                     June 30                     June 30
Operations by             1999          1998          1999          1998          1999          1998
Segments
Consolidated
Interest Expense      $  1,169      $  1,158      $  2,321      $  2,015      $  4,730      $  3,703
                      --------      --------      --------      --------      --------      --------
Net Income:
Regulated .......     $  2,720      $  1,745      $  4,149      $  3,039      $  8,070      $  6,558
Non - Regulated .          154            39           236            82           225           153
Intersegment
Elimination .....         (302)         (210)         (320)         (284)         (546)         (606)
                      --------      --------      --------      --------      --------      --------
Consolidated Net
Income ..........     $  2,572      $  1,574      $  4,065      $  2,837      $  7,749      $  6,105
                      --------      --------      --------      --------      --------      --------

Capital
Expenditures:
Regulated .......     $  4,174      $  5,526      $ 10,381      $ 10,293      $ 26,419      $ 17,905
Non - Regulated .           (2)         --             148          --             148          --
Intersegment
Elimination .....         --            --            --            --            --            --
                      --------      --------      --------      --------      --------      --------
Total Capital
Expenditures ....     $  4,172      $  5,526      $ 10,529      $ 10,293      $ 26,567      $ 17,905
                      --------      --------      --------      --------      --------      --------

                                       -8-

                                                   As of                 As of
                                                 June 30,            December 31,
                                                   1999                   1998
                                                   ----                   ----
Assets:
Regulated ..........................            $ 224,491             $ 219,014
Non - Regulated ....................                3,062                 2,377

Intersegment
Elimination ........................              (19,575)              (17,890)
                                                ---------             ---------

Consolidated
Assets .............................            $ 207,978             $ 203,501
                                                ---------             ---------



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 1999

Operating revenues for the three months ended June 30, 1999 were up $3.2 million or 30.4% from the same period in 1998. A large part of the increase relates to $1.7 million in contract service revenues from USA-PA, a subsidiary established to provide operating and maintenance services to the water and wastewater systems of the City of Perth Amboy, which was effective January 1, 1999. In addition, part of the benefit of Middlesex's 11.5% rate increase implemented on May 13, 1999 and the third phase of the Pinelands Water and Wastewater rate increases implemented in late January 1999 added $0.5 million to revenues. Unusually dry and hot weather patterns throughout our service territories led to higher consumption revenue of $0.8 million and customer growth added $0.2 million.

Offsetting higher revenues were increased operating expenses of $2.5 million or 30.2% over last year. The inclusion of USA-PA's operations and maintenance expenses accounted for $1.4 million of the increase. Higher pumpage system wide and pump configurations used during the ongoing construction at the Carl J. Olsen Water Treatment Plant (CJO Plant) increased purchased power and water expenses by $0.2 million. Employee related costs rose $0.2 million due to wage increases and additional personnel. Other taxes, which rose $0.3 million or 17.5%, included higher revenue related taxes, real estate taxes and payroll taxes. Federal income taxes were up by $0.2 million, reflecting a higher amount of current taxable income.

Other income increased $0.3 million compared to the same three-month period in 1998. An increase of $0.4 million in Allowance for Funds Used During
Construction (AFUDC) was related to the capital expenditures incurred in connection with the upgrade of the CJO Plant. Interest income fell $0.1 million due to a lower level of funds available for investment.

The rise in net income to $2.6 million, up 63.4% from $1.6 million, was attributable to greater than expected revenues, USA-PA contract operations and net financing activity related to the construction program.

Results of Operations - Six Months Ended June 30, 1999

Operating revenues for the six months ended June 30, 1999 were up $5.1 million or 25.2% from the same period in 1998. A large part of the increase relates to $3.4 million in contract service revenues from USA-PA. In addition, the full benefit of Middlesex's 4.4% rate increase implemented in late January 1998, a portion of the 11.5% Middlesex rate increase of May 13, 1999, and the third phase of the Pinelands Water and Wastewater rate increases implemented in late January 1999 added $0.8 million to revenues. Consumption increases due to the hot and dry weather helped push revenues up $0.6 million. Continued growth in the customer base of our Delaware operations also contributed $0.3 million to revenues.

Offsetting higher revenues were increased operating expenses of $4.4 million or 27.4% over last year. The inclusion of USA-PA's operations and maintenance expenses accounted for $2.9 million of the increase. Higher pumpage system wide increased purchase power expenses by $0.1 million and purchased water by $0.2 million. Increases amounting to $0.4 million were also experienced in administrative and general costs.

Other taxes, which rose $0.4 million or 13.0%, included higher revenue related taxes, real estate taxes and payroll taxes.

Other income increased $0.8 million compared to the same six-month period in 1998. An increase of $0.7 million in AFUDC was related to the capital expenditures incurred in connection with the upgrade of the CJO Plant. Interest income increased $0.1 million due to a higher level of funds available for investment.

Total interest charges rose $0.3 million and reflect debt service on the Series W First Mortgage Bonds issued in March 1998.

The rise in net income to $4.1 million, up 43% from $2.8, was attributable to the greater than expected revenues, USA-PA contract operations and net financing activity related to the construction program.

Results of Operations - Twelve Months Ended June 30, 1999

Operating revenues for the twelve months ended June 30, 1999 were higher by $6.8 million or 16.5%. The following factors contributed to this increase. The inclusion of USA-PA for six months added $3.4 million to revenues. Rate increases implemented by Middlesex and the Pinelands Water and Wastewater Companies accounted for $1.8 million of additional revenues. Weather related consumption increases added $0.9 million. Tidewater's continued growth in its customer base also contributed $0.7 million in revenues.

Total operating expenses increased $5.9 million or 18.2%. Primary factors contributing to the increase are the inclusion of USA-PA's operations and maintenance expenses for $2.9 million. Purchased water cost rose $0.2 million due to a change in the composition of the water sources used to supply Middlesex customers. Purchased power also increased by $0.2 million due to the pump configurations used at the CJO Plant. Mandated recognition of postretirement benefit costs other than pensions added $0.3 million to expenses. Labor costs also added $0.9 million to increased expenses.

Depreciation expense increased $0.2 million or 6.9% as a result of newly constructed utility plant placed in service during the twelve-month period.

Other taxes increased $0.6 million or 10.3%. The increase primarily relates to higher revenue-related taxes and employers' payroll taxes. Federal income taxes decreased $0.3 million or 7.8% as a result of a lower amount of deferred taxes offsetting an increased amount of current taxes.

Other income rose $1.8 million with the AFUDC, accounting for $1.3 million. The increase in AFUDC reflects capitalized interest on expenditures associated with the upgrade of the CJO Plant. Unexpended proceeds available for investment from the Series W First Mortgage Bonds, which were issued in March 1998, increased interest income by $0.5 million.

Interest expense related to the Series W First Mortgage Bonds, issued in March 1998, accounted for most of the increase in total interest charges of $1.0 million. The remainder of the increase is due to short-term borrowings, incurred to provide interim financing for the Company's capital program.

Basic and diluted earnings per share increased $0.25 and $0.24, respectively. The per share dilution for the twelve months ended June 30, 1999 and 1998 is attributable to the two series of convertible preferred stock currently outstanding.

Capital Resources

The Company's capital program for 1999 is estimated to be $26.6 million and includes $15.0 million for the remaining expenditures for the upgrade of the CJO Plant, $2.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 170 miles of unlined mains in the 670 mile Middlesex System. The capital program also includes $5.8 million for water system additions and improvements for our Delaware systems and $3.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consists of $1.0 million for mains, $0.7 million for service lines, $0.5 million for meters, $0.4 for hydrants and $1.2 million for various other items.

Liquidity

Proceeds from the $23.0 million Series W First Mortgage Bonds and the December 1998, $12.7 million common stock offering are being used to finance the CJO
Plant expenditures in 1999. Middlesex issued $2.2 million of First Mortgage Bonds in November 1998 through the New Jersey State Revolving Fund (SRF) to cover the cost of the 1999 RENEW Program. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $10.4 million have been incurred in the six months ended June 30, 1999. The Company may also utilize short-term borrowings through $28.0 million of available lines of credit it has with three commercial banks for working capital purposes. At June 30, 1999, there were $3.0 million of loans outstanding against the lines of credit.

Accounting Standards

In June 1998, The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is currently evaluating the requirements of the accounting standard, which is required to be adopted in the first quarter of 2001.

Year 2000 Readiness

The Company, through its year 2000 (Y2K) Committee, continues to advance in its efforts to ensure that our ability to provide service will not be interrupted by Y2K related problems.

Responses to our critical vendor questionnaire have reached approximately 88%. There was a 100% response rate from the most important vendors, namely electric utilities, chemical companies, bulk water suppliers and telecommunications providers. Each vendor has indicated their level of readiness. This information is being used to prepare Middlesex contingency plans, which will be submitted to the BPU in August 1999. Contingency plans for our Delaware water utilities have been submitted to the Delaware Public Service Commission. The costs to implement these plans are currently projected to be less than $0.1 million.

The Y2K Committee continues to focus on completing its inventory of equipment that may contain embedded chips. We are working with the equipment manufacturers to help identify the affected equipment and the ability to modify or replace the equipment in a timely manner. Y2K compliance statements have been received for approximately 80% of the manufactured equipment in question. In each instance the manufacturer has indicated that the equipment or components in use are not Y2K sensitive. Based on the information received, Y2K testing for the respective equipment is not being considered. The ability of our financial system to recognize post 1999 dates was tested and determined to be compliant.

Our customer billing and information system is scheduled for testing during August 1999. All customers in New Jersey have received notification of our plans to ensure service as usual on January 1, 2000. Notification of our Delaware customers is expected to be completed by the end of the third quarter of 1999.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months approximately $0.1 million of the current portion of three existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  The Company's insurer recently settled a lawsuit brought in our Middlesex service area by a motel and a bank creditor of the motel that had pursued the motel's claim against us.

                  Claims resulting from the death of a motel guest from legionella in 1997 and claims brought by two other patrons alleging illness as a result of their stay at the motel brought against the motel and against us remain outstanding. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on our financial condition or results of operations.

Item 2.           Changes in Securities
                  None.

Item 3.           Defaults upon Senior Securities
                  None.

Item 4. Submission of Matters to a Vote of Security Holders Annual Meeting of Shareholders held May 26, 1999.

                  Matters voted upon at the meeting:

                  ELECTION OF DIRECTORS
                  Nominees for Class III term expiring in 2002:

                                               FOR                 WITHHOLD
                                               ---                 --------

                  Jeffries Shein            4,001,331                 48,217
                  J. Richard Tompkins       4,006,424                 43,124

                  Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 1999:

                      FOR                   AGAINST           ABSTAIN
                      ---                   -------           -------

                  4,007,642                  15,837             26,069

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


                                                   MIDDLESEX WATER COMPANY
                                                        (Registrant)


                                                   /s/A. Bruce O'Connor
                                                   --------------------
Date:    August 12, 1999                           A. Bruce O'Connor
                                                   Vice President and Controller