Form 10-Q
period 1999-09-30
MIDDLESEX WATER CO
filed 1999-11-15
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               Commission File

FOR QUARTER ENDED: SEPTEMBER 30, 1999                          NO. 0-422
                   ------------------                              -----



                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

 INCORPORATED IN NEW JERSEY                                     22-1114430
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1500 RONSON ROAD, ISELIN, NJ                                       08830
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

                            YES   X          NO
                               -------         -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT SEPTEMBER 30, 1999
            -----                            ---------------------------------
Common Stock, No Par Value                              4,944,982

                                      INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

Item 1.    Financial Statements:

           Consolidated Statements of Income                                  1

           Consolidated Balance Sheets                                        2

           Consolidated Statements of Capitalization and Retained Earnings    4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6


Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                                9

Item 3.    Quantitative and Qualitative Disclosures of Market Risk            12

PART II.   OTHER INFORMATION                                                  13

SIGNATURE                                                                     14

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months                 Nine Months                   Twelve Months
                                                 Ended September 30,         Ended September 30,            Ended September 30,
                                               1999          1998            1999           1998            1999           1998
                                               -----         -----           -----          -----           -----          ----
Operating Revenues                          $15,392,145    $12,073,985    $40,884,826    $32,434,440     $51,508,352    $42,487,359
                                            ------------   -----------    ------------   ------------    ------------   ------------
Operating Expenses:
  Operations                                  6,938,208     5,273,381      19,664,043     14,594,866      24,876,649     19,065,602
  Maintenance                                   662,487       430,079       1,908,947      1,196,360       2,427,944      1,728,726
  Depreciation                                1,023,154       823,148       2,762,078      2,446,871       3,599,876      3,251,842
  Other Taxes                                 1,952,789     1,666,111       5,245,111      4,580,355       6,766,475      5,984,220
  Federal Income Taxes                        1,200,064       903,758       2,762,344      2,422,447       3,339,185      3,167,443
                                            ------------   -----------    ------------   ------------    ------------   ------------
     Total Operating Expenses                11,776,702     9,096,477      32,342,523     25,240,899      41,010,129     33,197,833
                                            ------------   -----------    ------------   ------------    ------------   ------------
            Operating Income                  3,615,443     2,977,508       8,542,303      7,193,541      10,498,223      9,289,526

Other Income:

  Allowance for Funds Used During Construction  241,946       301,100       1,318,782        653,156       1,715,670       737,431
  Other - Net                                   101,714       278,551         484,718        562,806         667,234        607,894
                                            ------------   -----------    ------------   ------------    ------------   ------------

     Total Other Income                         343,660       579,651       1,803,500      1,215,962       2,382,904      1,345,325

Income Before Interest Charges                3,959,103     3,557,159      10,345,803      8,409,503      12,881,127     10,634,851
                                            ------------   -----------    ------------   ------------    ------------   ------------

Interest Charges                              1,178,544     1,209,587       3,500,014      3,224,672       4,698,943      4,075,902
                                            ------------   -----------    ------------   ------------    ------------   ------------

Net Income                                    2,780,559     2,347,572       6,845,789      5,184,831       8,182,184      6,558,949

Preferred Stock Dividend Requirements            77,697        79,697         237,090        239,090         316,786        319,256
                                            ------------   -----------    ------------   ------------    ------------   ------------

Earnings Applicable to Common Stock          $2,702,862    $2,267,875       6,608,699      4,945,741      $7,865,398     $6,239,693
                                            ============   ===========    ============   ============    ============   ============

Earnings per share of Common Stock:
  Basic                                          $ 0.55        $ 0.52          $ 1.34         $ 1.14          $ 1.64         $ 1.45
  Diluted                                        $ 0.54        $ 0.51          $ 1.32         $ 1.13          $ 1.62         $ 1.43

Average Number of
  Common Shares Outstanding :
  Basic                                       4,931,874     4,357,571       4,915,835      4,326,337       4,794,792      4,309,949
  Diluted                                     5,156,139     4,583,997       5,141,533      4,552,763       5,020,673      4,536,401
Cash Dividends Paid per Common Share          $0.29 1/2     $0.28 1/2       $0.88 1/2      $0.85 1/2       $1.18          $1.14

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS

                                                      September 30,    December 31,
                                                          1999            1998
                                                      ------------     ------------
                                                      (Unaudited)
UTILITY PLANT:
     Water Production                                 $ 62,163,208     $ 28,154,961
     Transmission and Distribution                     120,858,867      118,234,900
     General                                            19,633,795       19,300,406
     Construction Work in Progress                       4,612,085       25,794,061
                                                      ------------     ------------
              TOTAL                                    207,267,955      191,484,328
Less Accumulated Depreciation                           34,335,554       32,367,936
                                                      ------------     ------------
              UTILITY PLANT-NET                        172,932,401      159,116,392
                                                      ------------     ------------
NONUTILITY ASSETS-NET                                    4,042,541        3,710,437
                                                      ------------     ------------
CURRENT ASSETS:
     Cash and Cash Equivalents                           4,475,657        9,388,822
     Temporary Cash Investments-Restricted               2,692,751        9,776,072
     Accounts Receivable (net of allowance
         for doubtful accounts)                          6,386,050        4,886,067
     Unbilled Revenues                                   2,899,948        2,298,148
     Materials and Supplies (at average cost)            1,137,672          906,866
     Prepayments and Other Current Assets                  606,999          528,348
                                                      ------------     ------------
              TOTAL CURRENT ASSETS                      18,199,077       27,784,323
                                                      ------------     ------------
DEFERRED CHARGES:
     Unamortized Debt Expense                            3,043,107        3,143,384
     Preliminary Survey and Investigation Charges          389,700          276,202
     Regulatory Assets
         Income Taxes                                    5,863,752        5,788,752
         Post Retirement Costs                           1,149,436        1,214,092
     Other                                               2,334,438        2,467,674
                                                      ------------     ------------
              TOTAL DEFERRED CHARGES                    12,780,433       12,890,104
                                                      ------------     ------------
                             TOTAL                    $207,954,452     $203,501,256
                                                      ============     ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS

                                                     September 30,     December 31,
                                                         1999             1998
                                                     ------------     ------------
                                                     (Unaudited)
CAPITALIZATION (see accompanying statements)         $152,687,774     $149,756,614
                                                     ------------     ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                    144,285           71,730
     Notes Payable                                      1,000,000        1,000,000
     Accounts Payable                                   1,937,869        3,373,595
     Taxes Accrued                                      6,382,926        5,220,669
     Interest Accrued                                     681,886        1,701,330
     Other                                              1,881,835        1,832,737
                                                     ------------     ------------

              TOTAL CURRENT LIABILITIES                12,028,801       13,200,061
                                                     ------------     ------------

DEFERRED CREDITS:
     Customer Advances for Construction                11,993,118       11,275,660
     Accumulated Deferred Investment Tax Credits        2,109,597        2,165,384
     Accumulated Deferred Federal Income Taxes         12,013,103       12,070,474
     Employee Benefit Plans                             4,443,222        3,762,516
     Other                                                879,144          791,460
                                                     ------------     ------------

              TOTAL DEFERRED CREDITS                   31,438,184       30,065,494
                                                     ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                   11,799,693       10,479,087
                                                     ------------     ------------

                        TOTAL                        $207,954,452     $203,501,256
                                                     ============     ============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                                                                    September 30,            December 31,
                                                                                        1999                     1998
                                                                                  --------------------     --------------------
                                                                                     (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
          Shares Authorized - 10,000,000
          Shares Outstanding - 1999 - 4,944,982; 1998 -  4,897,069                       $46,476,503              $45,507,172
      Retained Earnings                                                                   23,432,905               21,222,294
                                                                                 --------------------     --------------------
                   TOTAL COMMON EQUITY                                                    69,909,408               66,729,466
                                                                                 --------------------     --------------------
      Cumulative Preference Stock, No Par Value
          Shares Authorized - 100,000; Shares Outstanding - None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 148,980
        Convertible:
          Shares Outstanding, $7.00 Series - 14,881                                        1,562,505                1,562,505
          Shares Outstanding, $8.00 Series - 19,000                                        2,214,858                2,331,430
        Nonredeemable:
          Shares Outstanding, $7.00 Series -   1,017                                         101,700                  101,700
          Shares Outstanding, $4.75 Series - 10,000                                        1,000,000                1,000,000
                                                                                 --------------------     --------------------
                   TOTAL CUMULATIVE PREFERRED STOCK                                        4,879,063                4,995,635
                                                                                 --------------------     --------------------
      Long-term Debt:
          8.02% Amortizing Secured Note, due December 20, 2021                             3,383,602                3,418,243
          First Mortgage Bonds:
               7.25%, Series R, due July 1, 2021                                           6,000,000                6,000,000
               5.20%, Series S, due October 1, 2022                                       12,000,000               12,000,000
               5.25%, Series T, due October 1, 2023                                        6,500,000                6,500,000
               6.40%, Series U, due February 1, 2009                                      15,000,000               15,000,000
               5.25%, Series V, due February 1, 2029                                      10,000,000               10,000,000
               5.35%, Series W, due February 1, 2038                                      23,000,000               23,000,000
               0.00%, Series X, due August 1, 2018                                         1,024,986                1,050,000
               4.53%, Series Y, due August 1, 2018                                         1,135,000                1,135,000
                                                                                 --------------------     --------------------
                  SUBTOTAL LONG-TERM DEBT                                                 78,043,588               78,103,243
                                                                                 --------------------     --------------------
                    Less: Current Portion of Long-term Debt                                 (144,285)                 (71,730)
                                                                                 --------------------     --------------------
                             TOTAL LONG-TERM DEBT                                         77,899,303               78,031,513
                                                                                 --------------------     --------------------
                                  TOTAL CAPITALIZATION                                  $152,687,774             $149,756,614
                                                                                 ====================     ====================

                                                                                  Nine Months Ended           Year Ended
                                                                                    September 30,            December 31,
                                                                                        1999                     1998
                                                                                 --------------------     --------------------
                                                                                      (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD                                                     $21,222,294              $20,087,065
      Net Income                                                                           6,845,789                6,521,226
                                                                                 --------------------     --------------------
              TOTAL                                                                       28,068,083               26,608,291
                                                                                 --------------------     --------------------
      Cash Dividends:
          Cumulative Preferred Stock                                                         237,090                  318,751
          Common Stock                                                                     4,348,788                4,987,013
      Common Stock Expenses                                                                   49,300                   80,233
                                                                                 --------------------     --------------------
              TOTAL DEDUCTIONS                                                             4,635,178                5,385,997
                                                                                 --------------------     --------------------
BALANCE AT END OF PERIOD                                                                 $23,432,905              $21,222,294
                                                                                 ====================     ====================

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended September 30,    Twelve Months Ended September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $ 6,845,789       $ 5,184,831      $ 8,182,184        $ 6,558,949
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation                                       2,762,078         2,446,871        3,599,876          3,251,842
            Provision for Deferred Income Taxes                 (132,372)          200,567         (197,963)           408,778
            Allowance for Funds Used During Construction      (1,318,782)         (653,156)      (1,715,670)          (737,431)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                               (1,499,983)       (1,370,417)      (1,220,773)          (756,456)
            Accounts Payable                                  (1,435,726)          532,093       (1,785,257)         2,030,888
            Accrued Taxes                                      1,162,257           408,812          832,025            305,167
            Accrued Interest                                  (1,019,444)         (488,681)         (12,994)           234,610
            Unbilled Revenues                                   (601,800)         (419,545)        (304,469)           (96,014)
            Employee Benefit Plans                               680,706           741,655          954,331            988,293
            Other-Net                                             53,056            19,249          979,411            420,440
                                                            -------------     -------------    -------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,495,779         6,602,279        9,310,701         12,609,066
                                                            -------------     -------------    -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                          (15,394,729)      (18,764,047)     (22,905,963)       (21,740,080)
        Note Receivable                                           47,512        (1,644,308)          72,755         (1,638,345)
        Preliminary Survey and Investigation Charges            (113,498)          (36,694)        (139,356)        (2,018,189)
        Other-Net                                               (225,676)         (426,292)        (453,989)        (1,219,286)
                                                            -------------     -------------    -------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                        (15,686,391)      (20,871,341)     (23,426,553)       (26,615,900)
                                                            -------------     -------------    -------------     --------------

(continued)

                                                            Nine Months Ended September 30,    Twelve Months Ended September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                             (59,655)          (31,671)         (70,694)           (44,496)
        Proceeds from Issuance of Long-term Debt                       -        23,000,000        2,185,000         23,000,000
        Short-term Bank Borrowings                                     -         3,935,299       (3,500,000)         3,935,299
        Deferred Debt Issuance Expenses                           (1,864)         (474,096)         (29,968)          (474,096)
        Temporary Cash Investments-Restricted                  7,083,321       (11,277,788)       8,803,824        (11,277,917)
        Proceeds from Issuance of Common Stock-Net               803,459         1,855,942       13,235,973          2,159,163
        Payment of Common Dividends                           (4,348,788)       (3,697,527)      (5,638,274)        (4,911,122)
        Payment of Preferred Dividends                          (237,090)         (239,054)        (316,787)          (318,787)
        Construction Advances and Contributions-Net            2,038,064           360,068        2,247,030            599,630
                                                            -------------     -------------    -------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,277,447        13,431,173       16,916,104         12,667,674
                                                            -------------     -------------    -------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (4,913,165)         (837,889)       2,800,252         (1,339,160)
                                                            -------------     -------------    -------------     --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,388,822         2,513,294        1,675,405          3,014,565
                                                            -------------     -------------    -------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 4,475,657       $ 1,675,405      $ 4,475,657        $ 1,675,405
                                                            =============     =============    =============     ==============
  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)                $ 3,094,507       $ 3,052,732      $ 2,852,353        $ 3,060,069
        Income Taxes                                         $ 2,322,350       $ 2,206,125      $ 3,279,200        $ 2,806,125

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

The consolidated notes accompanying the 1998 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and its cash flows for the periods ended September 30, 1999 and 1998. Information included in the Balance Sheet as of December 31, 1998, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - REGULATORY MATTERS

On September 20, 1999, Tidewater Utilities, Inc. and Public Water Supply Company, Inc. jointly filed a petition with the Delaware Public Service Commission (PSC) for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater has requested an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. The PSC is expected to address this issue on November 16, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively. A rate decision by the PSC is expected in the second quarter of 2000.

NOTE 3 - CAPITALIZATION

COMMON STOCK - During the three months ended September 30, 1999, 19,582 common shares ($0.3 million) were issued under the Company's Restricted Stock Plan and Dividend Reinvestment and Common Stock Purchase Plan.

PREFERRED STOCK - In September, the number of authorized Preferred Stock, without par value, was reduced from 149,980 shares to 148,980 shares to account for the election to exercise the conversion privilege of 1,000 shares of the $8.00 Series into 6,857 shares of the Company's common shares.

LONG-TERM DEBT - On November 5, 1999, the Company closed on a BPU approved $4.5 million, 20 year loan from the State of New Jersey and the New Jersey Environmental Infrastructure Trust (Trust) through the New Jersey State Revolving Fund. The loan, which is secured by First Mortgage Bonds designated as Series Z and AA, is comprised of a $2.15 million zero interest borrowing from the New Jersey Department of Environmental Protection and a $2.35 million borrowing from the Trust with the interest rate varying from 5.25% to 5.75 %, depending on the maturity date. Final maturity for both series of Mortgage Bonds is August 1, 2019. The interest paid to bond holders is exempt from federal and New Jersey incomes taxes, but is subject to the Alternative Minimum Tax. The proceeds will be used to fund the 2000 and 2001 capital projects to clean and cement line previously unlined pipes and mains.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                         (In Thousands)
                       Three Months Ended               Nine Months Ended             Twelve Months Ended
                          September 30,                   September 30,                  September 30,
                     1999             1998           1999            1998            1999             1998
BASIC:              Income  Shares  Income  Shares  Income  Shares  Income  Shares  Income  Shares   Income  Shares
-------------------------------------------------------------------------------------------------------------------
Net Income          $2,781   4,932  $2,348   4,358  $6,846   4,916  $5,185  4,326   $8,182   4,795   $6,559   4,310

PREFERRED DIVIDEND     (78)            (80)           (237)           (239)           (317)            (319)
                      ----    ----   -----   -----   -----   -----  -----   -----    -----   -----    -----   -----
Earnings
Applicable          $2,703   4,932  $2,268   4,358  $6,609   4,916  $4,946  4,326   $7,865   4,795   $6,240   4,310
  to Common Stock

BASIC EPS           $ 0.55          $ 0.52          $ 1.34          $ 1.14          $ 1.64           $ 1.45

DILUTED:
-------------------------------------------------------------------------------------------------------------------
Earnings
Applicable          $2,703   4,932  $2,268   4,358  $ 6,609  4,916  $ 4,946  4,326  $7,865   4,795   $6,240   4,310
  to Common Stock
$7.00 Series
Dividend                26      89      26      89      78      89      78      89     104      89      104      89
$8.00 Series
DIVIDEND                38     135      40     137     118     137     120    137      158     137      160     137
                      ----    ----   -----   -----   -----   -----  -----   -----    -----   -----    -----   -----
Adjusted Earnings
  Applicable to
  Common Stock      $2,767   5,156  $2,334   4,584  $6,805  5,142  $ 5,144  4,552  $8,127   5,021   $6,504   4,536

DILUTED EPS         $ 0.54          $ 0.51          $ 1.32        $ 1.13           $1.62            $ 1.43

NOTE 5 - BUSINESS SEGMENT DATA

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal water and wastewater systems. On January 1, 1999 the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                               (Thousands of Dollars)
                                   Three Months Ended            Nine Months Ended              Twelve Months Ended
                                      September 30,                September 30,                   September 30,
Operations by Segments:            1999         1998         1999                 1998          1999          1998
--------------------------------------------------------------------------------------------------------------------
Revenues:
Regulated                       $  13,514    $  11,966    $  35,409            $  32,104    $  45,922    $    42,054
Non - Regulated                     1,887          116        5,505                  348        5,621            457
Inter-segment Elimination              (9)          (8)         (29)                 (18)         (35)           (24)
                                ------------------------------------------------------------------------------------
Consolidated Revenues           $  15,392    $  12,074    $  40,885            $  32,434    $  51,508    $    42,487
                                ------------------------------------------------------------------------------------
Operating Income:
Regulated                       $   3,367    $   2,914    $   7,954            $   6,997    $   9,898    $     9,036

Non - Regulated                       248           64          588                  196          600            254
Inter-segment Elimination              --           --           --                   --           --             --
                                ------------------------------------------------------------------------------------
Consolidated
Operating Income                $   3,615    $  2,978     $   8,542            $   7,193    $  10,498    $     9,290
                                ------------------------------------------------------------------------------------
Depreciation/Amortization:
Regulated                       $   1,016     $    823    $   2,744            $   2,447    $   3,582    $     3,252
Non - Regulated                         7           --           18                   --           18             --
Inter-segment Elimination              --           --           --                   --           --             --
                                ------------------------------------------------------------------------------------
Consolidated
Depreciation/Amortization       $   1,023     $    823    $   2,762            $   2,447    $   3,600    $     3,252
                                ------------------------------------------------------------------------------------
Other Income:
Regulated                       $     928     $    894    $   2,970            $   1,929    $   3,672    $     2,289
Non - Regulated                        --           --           --                   --           --             --
Inter-segment Elimination            (584)        (314)      (1,166)                (713)      (1,289)          (944)
                                ------------------------------------------------------------------------------------
Consolidated Other Income       $     344     $    580    $  1,804             $   1,216    $   2,383    $     1,345
                                ------------------------------------------------------------------------------------
Interest Expense:
Regulated                       $   1,303     $ 1,262     $  3,782             $  3,341     $   5,052    $     4,219
Non - Regulated                        57          40          161                   91           209            110
Inter-segment Elimination           (181)         (92)        (443)                (207)         (562)          (253)
                                ------------------------------------------------------------------------------------
Consolidated Interest Expense   $   1,179     $ 1,210     $  3,500             $  3,225     $  4,699     $     4,076
                                ------------------------------------------------------------------------------------
Net Income:
Regulated                       $   2,993     $ 2,546     $  7,142             $  5,585     $  8,517     $     7,106
Non - Regulated                       191          24          427                  106          392             144
Inter-segment Elimination            (403)       (222)        (723)                (506)        (727)           (691)
                                ------------------------------------------------------------------------------------
Consolidated Net Income         $   2,781    $  2,348     $  6,846             $  5,185     $  8,182     $    6,559
                                ------------------------------------------------------------------------------------
Capital Expenditures:
Regulated                       $   5,012    $  8,471     $ 15,245             $ 18,764     $ 22,756     $   21,740
Non - Regulated                         2          --          150                   --          150             --
Inter-segment Elimination              --          --           --                   --           --             --
                                ------------------------------------------------------------------------------------
Total Capital Expenditures      $   5,014    $  8,471     $ 15,395             $ 18,764    $  22,906     $   21,740
                                ------------------------------------------------------------------------------------
                               As of         As of
                               September 30, December 31,
                               1999          1998
                               ----          ----
Assets:
Regulated                      $ 225,202   $ 219,014
Non - Regulated                    3,469       2,377

Inter-segment Elimination        (20,717)    (17,890)
                               ---------   ---------
Consolidated Assets            $ 207,954   $ 203,501
                               ---------   ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999

Operating revenues for the quarter ended September 30, 1999 rose 27.5% or $3.3 million over the same period in 1998. Better than half of the increase or $1.8 million is due to the contract service revenues from the operations of the City of Perth Amboy's water and wastewater systems. Revenues from the May 1999 11.5% increase in Middlesex rates accounted for $1.3 million with consumption and customer growth in Delaware contributing $0.2 million. Record water usage during July and early August in New Jersey was completely offset by the statewide drought restrictions imposed by the Governor of New Jersey on August 6, 1999. Generally, these restrictions were subsequently lifted on September 27, 1999. At all times, Middlesex had adequate sources of water to supply its customers. This fact, along with the Company's objection to such a broad water restriction was communicated to State authorities.

Operating expenses increased for the quarter over last year's comparative period by $2.7 million or 29.5%. Perth Amboy contract expenses were $1.6 million.
Together,  purchased  water  and  electric  costs  increased  by  $0.2  million.
Personnel costs rose $0.2 million. The improvements to Middlesex primary treatment facility, the Carl J. Olsen Water Treatment Plant (CJO Plant), were placed in service July 1999 causing most of the $0.2 million increase in depreciation expense. Other Taxes rose $0.3 million as a result of higher revenue related taxes. Federal income taxes also increased $0.3 million consistent with higher earnings for the period.

Other income fell $0.2 million due to lower levels in the Allowance for Funds Used During Construction (AFUDC) and investment income. AFUDC was ceased once the CJO Plant was placed in service. Expenditures for the CJO Plant expenditures from October 1998 through 1999 lowered the amount of funds available for investment.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999

Operating revenues for the nine months ended September 30, 1999 rose $8.5 million or 26% compared to the first nine months of 1998. The increase was made up of $5.2 million from Perth Amboy contract revenues, $2.2 million due to rate increases in New Jersey, $0.6 million from higher consumption in New Jersey and $0.5 million from customer growth in Delaware.

Offsetting some of the higher revenues were increased operating expenses of $7.1 million. The primary components of this 28.1% increase are Perth Amboy contract expenses of $4.8 million, $0.4 million for purchased water and power and personnel costs of $0.6 million. Almost two thirds of the depreciation expense increase of $0.3 million is due to the CJO Plant additions. Other Taxes rose $0.7 million mostly due to higher revenue related taxes. Federal income taxes also increased $0.3 million consistent with higher earnings for the period.

A higher level of AFUDC calculated on CJO Plant capital expenditures for the first nine months of 1999 over 1998 added $0.7 million to other income. This more than offset lower investment related earnings for the period.

Debt service related to the Series W and Y First Mortgage Bonds, issued in March and November 1998, respectively, accounted for the year to date increase in interest expense.

Basic earnings per share increased $0.20 and diluted earnings per share rose $0.19. The per share dilution for the nine months ended September 30, 1999 is attributable to the two series of convertible preferred stock currently outstanding.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED SEPTEMBER 30, 1999

Operating revenues for the twelve months ended September 30, 1999 increased $9.0 million or 21.2%. Contributing to this increase were Perth Amboy contract revenues of $5.2 million, rate increase related revenues of $2.7 million from New Jersey customers, increased consumption of $0.5 million and growth in our Delaware service area amounted to $0.6 million.

Total operating expenses increased $7.8 million or 23.5%. Expenses incurred to operate the Perth Amboy water and wastewater systems amounted to $4.9 million. Other factors that pushed expenses up were salaries and wages of $0.9 million, purchased water of $0.3 million and purchased power costs of $0.2 million. Depreciation expense rose $0.3 million. Other taxes increased $0.8 million mostly due to higher revenue related taxes.

A higher level of AFUDC calculated on CJO Plant capital expenditures added almost $1.0 million to other income and investment earnings increased to push other income up to just over $1.0 million.

Basic and diluted earnings per share grew at a lower percentage versus net income due to the effect of the December 1998 common stock offering of 515,000 shares.

CAPITAL RESOURCES

The Company's capital program for 1999 is estimated to be $24.1 million and includes $15.0 million for the remaining expenditures for the upgrade of the CJO Plant, $2.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 170 miles of unlined mains in the 670 mile Middlesex System. The capital program also includes $3.3 million for water system additions and improvements for our Delaware systems and $3.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consists of $1.6 million for mains, $0.7 million for service lines, $0.4 million for meters, $0.3 million for hydrants and $0.8 million for various other items.

LIQUIDITY

Proceeds from the $23.0 million Series W First Mortgage Bonds and the December 1998. $12.7 million common stock offering have been used to finance the CJO Plant expenditures in 1999. Middlesex issued $2.2 million of First Mortgage Bonds in November 1998 through the New Jersey State Revolving Fund (SRF) to cover the cost of the 1999 RENEW Program. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $15.4 million have been incurred in the nine months ended September 30, 1999. The Company may also utilize short-term borrowings through $28.0 million of available lines of credit it has with three commercial banks for working capital purposes. At September 30, 1999, there were $1.0 million of loans outstanding against the lines of credit.

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

Responses to our critical vendor questionnaire have reached 100%. Critical vendors include electric utilities, chemical companies, bulk water suppliers and telecommunications providers. Each vendor has indicated their level of readiness. Middlesex contingency plans have been formalized and were submitted to the BPU in August 1999. Contingency plans for our Delaware water utilities have been submitted to the Delaware Public Service Commission. The costs to implement these plans are currently projected to be less than $0.1 million.

The Y2K Committee has completed its inventory of equipment that may contain embedded chips. Y2K compliance statements have been received for all of the manufactured equipment in question. In each instance the manufacturer has indicated that the equipment or components in use are not Y2K sensitive. Based on the information received, Y2K testing for the respective equipment is not being considered. The ability of our financial system to recognize post 1999 dates was tested and determined to be compliant.

Our customer billing and information system has been tested and classified as Y2k compliant. All customers have received notification of our plans to ensure service as usual on January 1, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months approximately $0.1 million of the current portion of three existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities
        None.

Item 3. Defaults upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits  No. 10.13, Copy of Supplemental Executive Retirement Plan,
                      As amended
                      No. 10.15(a), Employment Agreement Between Middlesex Water Company and J. Richard Tompkins
                      No. 10.15(b), Employment Agreement Between Middlesex Water Company and Walter J. Brady
                      No. 10.15(c), Employment Agreement Between Middlesex Water Company and A. Bruce O'Connor
                      No. 10.15(d), Employment Agreement Between Middlesex Water Company and Marion F. Reynolds
                      No. 10.15(e), Employment Agreement Between Middlesex Water Company and Richard A. Russo
                      No. 10.15(f), Employment Agreement Between Middlesex Water Company and Dennis G. Sullivan
                      No. 10.15(g), Employment Agreement Between Middlesex Water Company and Ronald F. Williams
                      No.11,  Statement   Regarding  Computation  of  Per  Share
                      Earnings
                      No. 27, Financial Data Schedule.
        (b) Reports on Form 8-K:   None

                                    SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               MIDDLESEX WATER COMPANY
                                                      (Registrant)



                                               /s/ A. BRUCE O'CONNOR
                                               ---------------------------------
Date:  November 12, 1999                           A. Bruce O'Connor

                                                   Vice President and Controller