Form 10-K
period 1999-12-31
MIDDLESEX WATER CO
filed 2000-03-27
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                            Commission File
For the Fiscal Year ended December 31, 1999                     No. 0-422
                          -----------------                     --------

                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                 22-1114430
            ----------                                 ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1500 Ronson Road, Iselin, New Jersey                  08830-3020
------------------------------------                  ----------
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 17, 2000 was $144,706,167 based on the closing market price of $28.875 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at March 17, 2000
                  -----                 -----------------------------
       Common Stock, No par Value                  5,011,469

                       Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 24, 2000 as to Part III.

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K
                                      INDEX
                                                                          PAGE
                                                                          ----
PART I
Item 1.      Business:
                General
                Retail Sales
                Contract Sales
                Contract Services
                Financial Information
                Water Supplies and Contracts
                Competition
                Regulation
                Regulation of Rates and Services
                Water Quality and Environmental Regulations
                Employees
                Executive Officers of Middlesex Water Company
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote
                of Security Holders

PART II
Item 5.      Market for the Registrant's Common
                Equity and Related Stockholder Matters:
                    Price Range of Common Stock
                    Approximate Number of Equity Security
                        Holders as of December 31, 1999
                    Dividends
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations
Item 8.      Financial Statements and Supplementary Data
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures

PART III
Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management
Item 13.     Certain Relationships and Related Transactions

PART IV
Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K

Signatures
Exhibit Index

PART I

Item 1.    Business
           --------

Overview

Middlesex Water Company was incorporated as a water utility company in 1897 and operates water utility systems in central and southern New Jersey and in Delaware as well as a wastewater utility in southern New Jersey. The water utility system in central New Jersey, which we call the "Middlesex System," produced 75.9% of the Company's 1999 revenues. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes.

Our Middlesex System provides water services to approximately 57,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water on a wholesale basis under contract to the Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. Under a special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick.

The Middlesex System's retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey. The contract customers of the Middlesex System comprise an area of approximately 141 square miles with a population of approximately 267,000. Contract sales to Edison, Sayreville, Old Bridge and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to these and other municipalities in the South River Basin area of the State through contracts with water suppliers outside the South River Basin. The State saw this as a way to reduce the use of ground water and depletion of acquifers. Our long-term contracts to pump treated surface water to East Brunswick, Marlboro, Old Bridge and Sayreville are consistent with the State approved plan.

     We have four wholly-owned subsidiaries:


      o Tidewater Utilities, Inc. ("Tidewater"), provides water service to approximately 12,700 retail customers for residential, commercial and fire protection purposes in over 150 separate community water systems in Kent, Sussex and New Castle Counties, Delaware. Public Water Supply Company, Inc. (Public), formerly a wholly-owned subsidiary of Tidewater, was merged into Tidewater effective February 1, 2000. The combined entity will continue under the Tidewater name. We refer to our Delaware operations as the "Tidewater Systems". The Tidewater Systems produced approximately 8.1% of our total revenues in 1999. White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater, owns the office building that Tidewater uses as its business office and also provides operations and maintenance contract services to area wastewater systems.

      o Pinelands Water Company services 2,300 residential customers in Burlington County, New Jersey. We refer to this water utility as the "Pinelands System." The Pinelands System produced approximately 0.7% of our total revenues in 1999.

      o Pinelands Wastewater Company services approximately 2,300 primarily residential retail customers and, under contract, one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. We refer to this wastewater utility as the "Pinelands Wastewater System." The Pinelands Wastewater System produced approximately 1.3% of our total revenues in 1999.

      o Utility Service Affiliates, Inc. (USA) - On December 2, 1999, Middlesex implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the BPU on November 18, 1999. The implementation of the franchise agreement has significantly impacted two existing agreements entered into by the parties in 1994.

         The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues derived from providing water to South Amboy's 2,600 customers. Under the original contract, USA produced approximately 0.8% of our total 1999 revenues.

      o Utility Service Affiliates (Perth Amboy) Inc., which we refer to as ("USA-PA"), along with Middlesex Water Company, operates and maintains the City of Perth Amboy's water system and the wastewater system under a 20 year contract. USA-PA is paid a fixed fee and a variable fee based on increased system billings. Fixed fee payments to USA-PA in the agreement rise from $6.4 million in the first year to $9.7 million by year 20. The agreement also requires USA-PA to lease from the City all of the City's employees who currently work on the City's water system or wastewater system. In connection with the agreement, the City of Perth Amboy, through the Middlesex County Improvement Authority, issued $68.0 million in three series of bonds. One of those series of bonds, in principal amount of $26.3 million, was guaranteed by the Company. The City guaranteed the two other series of bonds. The Company also guaranteed the performance of our subsidiary, USA-PA. USA-PA entered into a subcontract with a sewer contracting firm for the operation and maintenance of the City's wastewater system. City employees who now work on the City's wastewater system are subleased by the subcontractor from USA-PA. Of the $6.4 million fixed fee paid to USA-PA in the first year of the agreement, $3.0 million was paid to the subcontractor. USA-PA began to operate and maintain the City's systems on January 1, 1999. USA-PA produced approximately 13.2% of our total revenues in 1999.

Financial Information
---------------------

Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                                 (000's)
                                                        Years Ended December 31,
                                                        -----------------------
                                              1999                 1998                 1997
                                              ----                 ----                 ----
        Operating Revenues                  $53,497               $43,058              $40,294
                                             ======                ======               ======
        Operating Income                    $10,665               $ 9,149              $ 8,768
                                             ======                ======               ======

         Operating revenues were derived from the following sources:

                                                     Years Ended December 31,
                                                     -----------------------
                                                  1999             1998              1997
                                                  ----             ----              ----
             Residential                          36.9%             41.4%            40.3%
             Commercial                           10.2              11.4             11.4
             Industrial                           12.1              15.8             16.5
             Fire Protection                      10.2              11.5             11.6
             Contract Sales                       15.6              17.5             18.3
             Contract Operations                  14.0               1.1              1.1
             Other                                 1.0               1.3              0.8
                                                 -----             -----            -----

                  TOTAL                          100.0%            100.0%           100.0%
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

Middlesex System:
-----------------

Our Middlesex System obtains water from both surface sources and from wells which we call groundwater sources. In 1999 surface sources of water provided approximately 68.2% of the Middlesex System's water supply, groundwater from wells provided approximately 24.6% and the balance of 7.2% was purchased from Elizabethtown Water Company ("Elizabethtown"), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority ("NJWSA"). Under a multistate compact, the NJWSA is entitled to divert water from the Delaware River into the D&R Canal.

This supply, together with water in the Round Valley and Spruce Run Reservoir System, provide a safe yield of 225 million gallons per day (mgd), which supplies our Middlesex System and other large water purveyors contractually regulated by the NJWSA. We have contracts with the NJWSA to divert a maximum of 20 mgd of untreated water from the D&R Canal. In addition, we have a one-year agreement for an additional 5 mgd, renewed through April 30, 2000. We also have an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. This Contract also allows us to purchase additional water from Elizabethtown on an emergent basis.

Our Middlesex System also derives water from groundwater sources equipped with electric motor driven deep well turbine type pumps. The Middlesex System has 31 wells, which provide an aggregate pump capacity of approximately 27 mgd.

The Middlesex System's groundwater sources are:

                                                          1999 Maximum Daily
                                                               Pumpage            Pump
                                               No. of        (millions of       Capacity
               Middlesex System                Wells           gallons)           (mgd)           Location
               ----------------                -----           --------           -----           --------
    Park Avenue                                  15              11.4              15.2     South Plainfield
    Tingley Lane North                            4               3.2               2.8     Edison
    Tingley Lane South                            5               1.3               2.6     Edison
    Spring Lake                                   4               1.3               2.8     South Plainfield
    Sprague Avenue #1                             1               1.0               1.1     South Plainfield
    Sprague Avenue #2                             1               1.3               1.3     South Plainfield
    Maple Avenue                                  1               0.8               0.9     South Plainfield
                                                 --              ----              ----
           Total                                 31
                                                 ==

Tidewater Systems:
------------------

Water supply to Delaware customers is derived from the Tidewater Systems' 157 wells, which provided overall system delivery of 790 million gallons during 1999. The Tidewater Systems do not have a central treatment facility. Several of its water systems in Sussex County and New Castle County, Delaware have interconnected transmission systems. Treatment is by chlorination and, in some cases, pH correction and filtration.

Pinelands System:
-----------------

The Pinelands System obtains its water supply from four wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven deep well turbine pumps and one is equipped with an electric motor driven submersible pump. Disinfection is done at individual well sites, which are located in Southampton Township, New Jersey. The wells have an aggregate pump capacity of
2.2 mgd. In 1999, the maximum daily pumpage was 1.9 million gallons.

Pinelands Wastewater System:

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is
0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid discharge permit issued by the New Jersey Department of Environmental Protection ("DEP") .

Competition
-----------

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although the Tidewater System has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas has been affected by the Delaware Department of Natural Resources and Environmental Control (DNREC) awarding franchises to other regulated water purveyors, including franchises granted to service community water systems around and in between the Tidewater Systems service areas.

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

In September 1999, Tidewater and Public jointly filed a petition with the Delaware Public Service Commission (PSC) for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. A rate decision by the PSC is expected in the second quarter of 2000.

In May 1999, the BPU approved an 11.5% or $4.3 million base rate increase for Middlesex. Under the approval, the allowed return on equity is 10.8% with an overall rate of return of 8.21%. The purpose of the increase is to allow Middlesex the opportunity to earn a return on and recover the capital investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant (CJO Plant).

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

In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment. The Company believes the CJO Plant upgrade and expansion will allow the Company to be in a stronger position to meet any such future regulations with regard to its Middlesex System. Regular testing of our water demonstrates that we are in compliance with existing Federal, New Jersey and Delaware primary water quality standards.

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

Employees
---------

As of December 31, 1999, we had a total of 143 employees in New Jersey, and a total of 37 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

Executive Officers of Middlesex Water Company
---------------------------------------------

Walter J. Brady - age 58; Senior Vice President-Administration; term expires May 2000. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, Vice President-Administration in 1989 and Senior Vice President of Administration in 1998. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc., and a Vice President and Director of Utility Service Affiliates (Perth Amboy) Inc.

A. Bruce O'Connor - age 41; Vice President and Controller; term expires May 2000. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Director and Treasurer of Tidewater Utilities, Inc., Treasurer of White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc. and Utility Service Affiliates, Inc., Vice President and Director of Pinelands Water Company and Pinelands Wastewater Company and Vice President and Treasurer of Utility Service Affiliates (Perth Amboy) Inc.

Marion F. Reynolds - age 60; Vice President, Secretary and Treasurer; term expires May 2000. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc. White Marsh Environmental Systems, Inc., and Utility Service Affiliates (Perth Amboy) Inc. and Secretary/Treasurer of Pinelands Water Company and Pinelands Wastewater Company and a Director and Secretary of Utility Service Affiliates, Inc.

Richard A. Russo - age 54; Executive Vice President; term expires May 2000. Mr. Russo, who had been Vice President-Operations since 1989 was elected Executive Vice President in 1995 and is responsible for engineering, water production, water treatment and distribution maintenance. He has been a director of Middlesex since 1994. He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Public Water Supply Company, Inc., Pinelands Water Company and Pinelands Wastewater Company. He is Executive Vice President and Director of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. Mr. Russo also serves as Vice President and a Director of Sussex Shores Water Company.

Dennis G. Sullivan - age 58; Vice President and General Counsel, Assistant Secretary-Assistant Treasurer; term expires May 2000. Mr. Sullivan has been a Director of Middlesex since October 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Vice President, Assistant Secretary and Director of White Marsh Environmental Systems, Inc. and Public Water Supply Company Inc., a Director and Assistant Secretary of Pinelands Water Company and Pinelands Wastewater Company, a Director and Assistant Secretary of Utility
Service Affiliates, Inc., and a Director and Assistant Secretary of Utility Service Affiliates (Perth Amboy) Inc.

J. Richard Tompkins - age 61; Chairman of the Board and President; term expires May 2000. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company; Director of Public Water Supply Company, Inc. and Director and President of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams - age 51; Vice President-Operations; term expires May 2000. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is Director and Vice President of Utility Service Affiliates, Inc., and Utility Service Affiliates (Perth Amboy) Inc.

Item 2.    Properties
           ----------
The water utility properties of our systems consist of source of supply, pumping, water treatment, transmission and distribution and general facilities.

Middlesex System:

The Middlesex System's principal source of surface supply is the D&R Canal owned by the State of New Jersey and operated as a water resource by the NJWSA.

Water is withdrawn from the D&R Canal at New Brunswick, New Jersey through our intake and pumping station located on State owned land bordering the Canal. It is transported through our 54-inch supply main for treatment and distribution at the CJO Plant. Facilities at the CJO Plant consist of source of supply, pumping, water treatment, transmission, storage, laboratory and general facilities. We monitor water quality at the CJO Plant, at each well field and throughout the distribution system to determine that federal and state water quality standards are met.

The design capacity of the intake and pumping station in New Brunswick, New Jersey, is 80 mgd. The four electric motor driven vertical turbine pumps presently installed have an aggregate design capacity of 82 mgd. The design capacity of our raw water supply main is 55 mgd. We also have a 58,600 foot transmission main, a long term lease agreement with the City of Perth Amboy for the use of a 38,800 foot transmission main, and a long term, nonexclusive "wheeling agreement" with the East Brunswick system, all used to transport water to several of our contract customers.

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers, which are also called Superpulsators, four underground reinforced concrete chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The Plant also includes a computerized Supervisory Control and Data Acquisition (SCADA) system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. The firm design capacity of the CJO Plant is now 45 mgd (60 mgd maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor driven vertical turbine pumps presently installed have an aggregate capacity of 72 mgd.

In addition to the main pumping station at the CJO Plant, there is a 15 mgd auxiliary pumping station located in a separate building. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

We have a RENEW Program in the Middlesex System to clean and line with cement previously unlined mains. There are approximately 160 miles of unlined mains in the 670 mile Middlesex System. In 2000, we will clean and line approximately nine miles of unlined mains.

Middlesex System's storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison, a 5 mg reservoir in Carteret and a 2 mg reservoir at the Park Avenue Well Field.

We own the properties in New Jersey on which Middlesex System's 31 wells are located. We also own our headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two story office building and an adjacent 16,500 square foot maintenance facility.

Tidewater Systems:

The Tidewater Systems' storage facilities include 31 ground level storage tanks with the following capacities: twenty-one 30,000 gallon tanks, two 25,000 gallon tanks, three 125,000 gallon tanks, one 132,000 gallon tank, one 80,000 gallon tank, one 35,000 gallon tank, one 85,000 gallon tank and one elevated storage tank with a capacity of 300,000 gallons.

Our Delaware operations are managed from Tidewater's leased offices in Odessa, Delaware and Millsboro, Delaware. Tidewater's office property, which is owned by its wholly-owned subsidiary, White Marsh Environmental Systems, Inc., (White Marsh) consists of a 2,400 square foot building situated on a one (1) acre lot. In January 2000, White Marsh purchased two future office sites. A ten acre site located in Dover will be the future location of Tidewater's primary business office. A three acre site located in Millsboro will be used to operate the southern portion of our territory and will replace the existing leased office. Tidewater will maintain an office in Odessa, but on a smaller scale. We are exploring several options for the existing Odessa property.

Pinelands System:

Pinelands Water Company owns well site properties, which are located in Southampton Township, New Jersey. Pinelands Water storage facility is a 1.2 mg standpipe.

Pinelands Wastewater System:

Pinelands Wastewater Company owns a 12-acre site on which its 0.5 mgd capacity tertiary treatment plant is located.

Item 3.    Legal Proceedings
           -----------------

A motel in our Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on financial conditions or results of operations.

The 1995 fire at a warehouse in our service territory resulted in multiple party claims brought forth in the Superior Court for Middlesex County, New Jersey, as well as, with the financial collapse of the principal tenant, in the Federal Bankruptcy Court. The claims in the State court action are for unspecified amounts but include claims against us for insufficient water pressure and supply. The Bankruptcy Court has stayed all claims against the tenant except, to the extent the tenant is insured, claims brought by us arising from claims made against us by other tenants and the landlord. Under New Jersey case law, we do not have financial responsibility to parties to the extent they receive payments under their own insurance policies. We do not know either the total amount of claims against us or how much of that amount will be covered by the parties' own insurance policies. Our counsel in the litigation advises us that the case is unlikely to be resolved rapidly. We believe we have substantial defenses to the claims against us although we do not have insurance coverage for them.

The Company has been notified of a potential claim of $5.6 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

None.

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             -----------------------------------------------------------------
             Matters Price Range of Common Stock
             -----------------------------------

The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

            1999              High             Low             Dividend
            ----              ----             ---             --------

First Quarter               $25 7/16           $21              $29 1/2
Second Quarter               25 3/4            21 5/8            29 1/2
Third Quarter                39 1/2            25                29 1/2
Fourth Quarter               35 7/8            29 1/2            30 1/2

            1998              High             Low             Dividend
            ----              ----             ---             --------

First Quarter               $22 1/2            $19 7/8          $0.28 1/2
Second Quarter               21 1/4             19 1/4           0.28 1/2
Third Quarter                22                 20 1/8           0.28 1/2
Fourth Quarter               25 3/4             21 1/4           0.29 1/2

Approximate Number of Equity Security Holders as of December 31, 1999
---------------------------------------------------------------------

                                                                Number of
                          Title of Class                       Record Holders
                          --------------                       --------------

   Common Stock, No Par Value                                      2,211
   Cumulative Preferred Stock, No Par Value:
        $7      Series                                                14
        $4.75   Series                                                 1
   Cumulative Convertible Preferred Stock, No Par Value:
        $7      Series                                                 4
        $8      Series                                                 3

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

Item 6.      Selected Financial Data
             -----------------------

Consolidated Selected Financial Data, page 20.

Item 7.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

The companies referred to herein are defined in Note 1(a), Notes to Consolidated Financial Statements, included in Item 8 in Part II of this Form 10-K.

Liquidity and Capital Resources

The Company's actual capital expenditures for 1998 and 1999 and projected requirements through 2002 are detailed as follows:

                                             (in millions)
                              1998      1999      2000      2001       2002
                             -------   -------   -------   -------   -------
CJO Plant                    $  18.6   $  12.0   $   2.0   $    --   $    --
Delaware Systems                 3.2       3.1       7.1       6.7       3.6
RENEW Program                    2.1       2.1       2.2       2.2       2.2
Scheduled upgrades to
  existing systems               3.4       7.3       6.8       7.2      10.3
                             -------   -------   -------   -------   -------
   Total                     $  27.3   $  24.5   $  18.1   $  16.1   $  16.1
                             -------   -------   -------   -------   -------

Our plan to finance these projects is underway. Middlesex issued $4.5 million of First Mortgage Bonds through the New Jersey State Revolving Fund to cover the cost of the 2000 and 2001 RENEW Program, which is our program to clean and cement line approximately 17 miles of unlined mains in the Middlesex System. There is a total of approximately 160 miles of unlined mains in the 670 mile Middlesex System. The financing of our Delaware Systems capital program may be a combination of internal funds from Middlesex and long-term debt financing from either a financial institution or the Company. The debt financing decision will be based upon the terms of financing available to our Delaware Systems. We expect to be able to cover the costs of scheduled upgrades to the existing systems with the cash flow generated from our utility operations through the year 2002.

The Company currently has ten series of First Mortgage Bonds outstanding in the aggregate principal amount of $79.2 million. The First Mortgage Bonds have been issued under and secured by a mortgage indenture and supplements thereto, which constitute a direct first mortgage lien upon substantially all of the property of Middlesex. Tidewater borrowed funds under a $3.5 million, 8.05% Amortizing Secured Note due December 20, 2021. Approximately $3.4 million was outstanding under that note as of December 31, 1999.

From time to time, it may be necessary to utilize all or part of the $18.0 million in total lines of credit we have available with two commercial banks for working capital purposes or to provide interim funds until long-term financing is arranged. At December 31, 1999, we had $2.0 million of loans outstanding against those lines of credit.

Results of Operations
1999 Compared to 1998

Operating revenues were up $10.4 million or 24.1% over 1998. This significant increase was attributable to several factors. USA-PA began providing services under its 20-year management contract with the City of Perth Amboy, which accounted for $7.0 million of the increased revenues. Rate increases for all our regulated companies amounted to $3.8 million in additional revenues. Customer growth in our Delaware service territory contributed $0.4 million. Drought related consumption decreases in New Jersey and a one-time refund to a large industrial user offset some of the current year increases in the amount of $0.8 million. Record water usage in New Jersey during July and early August was completely offset by the statewide drought restrictions imposed by the Governor of New Jersey on August 6, 1999. Generally, these restrictions were subsequently lifted on September 27, 1999. At all times, Middlesex had adequate sources of water to supply its customers.

This fact, along with the Company's objection to such a broad water restriction, was communicated to State authorities. The Company is continuing its effort to change the State procedures for drought emergency declarations.

Total operating expenses also rose significantly over last year. The increase over 1998 was $8.9 million or 26.3%. Operations and maintenance costs associated with the services provided to the City of Perth Amboy accounted for $5.7 million. Purchased water costs were up $0.3 million, while purchased power increased $0.1 million. Water treatment costs rose $0.3 million. Increased staffing levels pushed labor and benefits up by $0.4 million. An unusual number of emergency repairs, both in terms of quantity and severity, increased maintenance by $0.5 million.

Depreciation expense jumped 18.2% or $0.6 million. The activation of the improvements to the Carl J. Olsen Treatment Plant (CJO Plant) increased depreciable property by over $35.0 million.

Other taxes rose $0.8 million due mostly to revenue related taxes. The increase in federal income taxes was $0.2 million or 6.3%. Deferred taxes on construction related activities tempered the effect of the current tax expense.

Other income's slight increase of $0.1 million represents the net financing activities associated with the CJO Plant construction program. Allowance for Funds Used During Construction (AFUDC) increased by $0.3 million while interest income on excess cash fell by $0.2 million.

The increase in total interest charges of $0.3 million represents a full year impact of the three series of First Mortgage Bonds issued during 1998.

Net income reached another record high by increasing $1.4 million or 21.5%. Even with an increase of more than ten percent shares outstanding, due to the 0.5 million shares issued in December 1998, earnings per share also reached record territory again. Basic earnings per share rose 8.5% to $1.54.

Results of Operations
1998 Compared to 1997

Operating Revenues were up $2.8 million or 6.9% over 1997. The increase was attributable to several factors. Rate increases accounted for $1.7 million of additional revenues. In January 1998, Middlesex implemented a BPU approved rate increase of 4.4%, and Pinelands Water and Wastewater Companies implemented the second part of a three-phase rate increase. The final phase was put in place in January 1999. In addition, $0.5 million was added to revenues by the inclusion of Public for the entire year of 1998 compared to five months in 1997. Public was acquired on July 31, 1997. The continued double-digit growth of 11.5% in Tidewater's customer base also contributed $0.5 million in revenues.

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

Other income increased $1.4 million compared to 1997. An increase of $0.9 million in AFUDC was related to the capital expenditures incurred in connection with the upgrade of the CJO Plant. Interest income rose $0.5 million as a result of the unexpended proceeds available for investment from the Series W Mortgage Bonds issued in March 1998.

Total interest charges rose $1.1 million. This increase reflects $0.9 million of interest expense related to the Series W Mortgage Bonds and increased interest of $0.2 million on a higher level of short-term borrowings under existing lines of credit incurred to finance the capital program on an interim basis.

The $0.1 million increase in preferred stock dividend requirements reflects the issuance on July 31, 1997, of the $8.00 preferred stock series to complete the acquisition of Public. Basic and diluted earnings per share increased $0.09 and $0.08, respectively, over 1997. The $0.01 per share dilution in 1998 is the result of the two series of convertible preferred stock currently outstanding.

Regulatory Matters

On January 1, 1999, USA-PA began operating the City of Perth Amboy's water and wastewater systems under a 20-year agreement.

Perth Amboy has a population of 40,000 and has approximately 8,600 customers, most of whom are served by both systems. The agreement is being effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act.

Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Fixed fee payments began at $6.4 million in the first year and will increase to $9.7 million in year 20. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds on January 28, 1999. The Company guaranteed one of those series of bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, USA-PA simultaneously entered into a 20-year subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. The subcontract requires the sharing of certain fixed and variable fees and operating expenses.

In December 1999, Middlesex closed on a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the New Jersey Board of Public Utilities on November 18, 1999. See Note 4 to the Consolidated Financial Statements.

In September 1999, Tidewater and Public jointly filed a petition with the Delaware Public Service Commission (PSC) for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999.

Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively. A rate decision by the PSC is expected in the second quarter of 2000.

In May 1999, the BPU approved an 11.5% or $4.3 million base rate increase for Middlesex. Under the approval, the allowed return on equity is 10.8% with an overall rate of return of 8.21%. The purpose of the increase is to allow Middlesex the opportunity to earn a return on and recover the capital investment in the upgrade and expansion of the CJO Plant. This project was necessary to meet the new and anticipated regulatory standards concerning water quality and to increase the plant's production capacity. The Company's original rate request, which was filed in September 1998, was for $8.0 million.

On January 29, 1998, the BPU approved an increase in the rates of Middlesex by 4.4% or $1.5 million. Under the approval, the allowed return on equity is 11.0% with an overall rate of return of 8.56%. The increase includes the recovery of postretirement costs other than pension expenses, which are mandated by the Company's compliance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

In January 1997, the BPU approved a stipulation agreed to by the parties to the Pinelands Water and Wastewater Companies' rate cases. The stipulations allow for a combined rate increase, which will result in $0.4 million additional revenues. The new rates were phased in over a three-year period to minimize the impact on customers. The final phase was implemented in January 1999.

Accounting Standards

In 1998, The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is currently evaluating the requirements of the accounting standard, which is required to be adopted in the first quarter of 2001.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes disclosure requirements for pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. Effective January 1, 1998, the Company adopted SFAS No. 132. See Note 8 to the Consolidated Financial Statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting certain financial and descriptive information about operating segments in complete sets of financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company began reporting the information required under this statement in the first quarter of 1999. See Note 9 the Consolidated Financial Statements.

Year 2000 Readiness

The Company, through its year 2000 Committee, implemented computer system enhancements and contingency plans to protect against service interruption. Contingency plans included installation of back-up generators, increased supply of critical materials for water production, additional human resources on-duty and on-call and special communication protocol with state emergency personnel and Company management. Additional costs associated with these plans amounted to less than $0.1 million.

Also, part of the planning process involved monthly assessment submissions to utility regulatory authorities as to the Company's readiness. We are pleased to report that no service interruption occurred as a result of the calendar year changing to 2000.

Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.2 million of the current portion of three existing long-term debt instruments will mature. Combining this amount with the $2.0 million in short-term debt outstanding at December 31, 1999, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

Outlook

Revenues are expected to continue to grow in 2000. The annualized effect of rate increases implemented in Delaware and New Jersey, along with anticipated customer growth in Delaware, should also enhance earnings. The level of earnings may be impacted by the ultimate outcome of the Tidewater base rate case currently under review by the PSC and the Company's ability to maintain costs at reasonable levels. Revenues and, therefore, earnings may also be affected by weather conditions.

Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. Opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value will be pursued. We are currently pursuing several opportunities in Delaware, which could significantly increase our customer base.

Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rate, regulatory matters, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a.     Qualitative and Quantitive Disclosure About Market Risk
             -------------------------------------------------------

This information is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 16.

Item 8.      Financial Statements and Supplementary Data
             -------------------------------------------

Index to Consolidated Financial Statements and Supplementary Financial Data:
Consolidated Balance Sheet at December 31, 1999 and 1998, Pages 21-22

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997, Page 23.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1999 and 1998, Page 24.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, Page 25.

Consolidated Statements of Retained Earnings for the years ended December 31, 1999 and 1998, Page 26.

Notes to Consolidated Financial Statements, Pages 27-39.

Independent Auditors' Report, Page 40.

Item 9.      Changes in and Disagreements with Accountants on Accounting
             -----------------------------------------------------------
                 and Financial Disclosures
                 -------------------------

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part 1 of this Form 10-K.

Item 11.     Executive Compensation
             ----------------------

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners
             -----------------------------------------------
                and Management
                --------------

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

             (a)  1.  The following Financial Statements and supplementary data are included in Part II, Item 8.

              Management's Discussion and Analysis, Pages 12-17.

             Consolidated Balance Sheets at December 31, 1999, and 1998, Pages 21-22.

             Consolidated Statements of Income for each of the three years in the period ended December 31, 1999 1998 and 1997 Page 23.

             Consolidated Statements of Capital Stock and Long-term Debt at December 31, 1999, and 1998, Page 24.

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999, 1998 and 1997 Page 25.

             Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1999, 1998 and 1997 Page 26.

             Notes to Consolidated Financial Statements, Pages 27-39.

             Independent Auditors' Report, Page 40.

             (a)  2.  Financial Statement Schedules

             All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

             (a)  3.  Exhibits

             See Exhibit listing on Pages 43-46.

             (b)      Reports on Form 8-K

             None

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                              1999           1998           1997           1996              1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                       $   53,497     $   43,058     $   40,294      $   38,025        $   37,847     $   36,122
-----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Operations and Maintenance                28,887         21,523         19,513          18,817            18,057         16,975
   Depreciation                               3,885          3,285          3,071           2,929             2,814          2,650
   Other Taxes                                6,871          6,102          5,782           5,569             5,479          5,343
   Income Taxes                               3,189          2,999          3,135           2,526             2,975          2,766
-----------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses               42,832         33,909         31,501          29,841            29,325         27,734
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                             10,665          9,149          8,793           8,184             8,522          8,388
Other Income                                  1,911          1,795            405             288               303            151
-----------------------------------------------------------------------------------------------------------------------------------
      Income Before Interest Charges         12,576         10,944          9,198           8,472             8,825          8,539
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges                              4,695          4,423          3,337           3,304             3,121          3,044
-----------------------------------------------------------------------------------------------------------------------------------
         Net Income                           7,881          6,521          5,861           5,168             5,704          5,495
Preferred Stock Dividend                        301            319            226             159               159            188
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock      $    7,580     $    6,202     $    5,635      $    5,009        $    5,545     $    5,307
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per Share:
     Basic                               $     1.54     $     1.42     $     1.33      $     1.20        $     1.36     $     1.33
     Diluted                             $     1.52     $     1.41     $     1.33      $     1.20        $     1.36     $     1.32
Average Shares Outstanding:
     Basic                                4,926,893      4,353,879      4,235,082       4,169,334         4,078,890      4,003,393
     Diluted                              5,148,513      4,580,305      4,382,345       4,258,740         4,168,296      4,092,799
Dividends Declared and Paid              $     1.19     $     1.15           1.12 1/2      $ 1.10 1/2    $ 1.08 1/2     $ 1.05 3/4
Total Assets                             $  215,036     $  203,501     $  159,761      $  148,660        $  144,822     $  132,413
Convertible Preferred Stock              $    2,961     $    3,894     $    3,894      $    1,566        $    1,566     $    1,566
Long-term Debt                           $   82,330     $   78,032     $   52,918      $   52,961        $   52,960     $   49,500
-----------------------------------------------------------------------------------------------------------------------------------

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
ASSETS

                                                                    December 31,
                                                          -----------------------------
                                                               1999            1998
                                                          ------------     ------------
UTILITY PLANT:
         Water Production                                 $ 70,316,961     $ 28,154,961
         Transmission and Distribution                     122,002,931      118,234,900
         General                                            19,717,575       19,300,406
         Construction Work in Progress                       2,858,703       25,794,061
                                                          ------------     ------------
             TOTAL                                         214,896,170      191,484,328
         Less Accumulated Depreciation                      35,174,531       32,367,936
                                                          ------------     ------------
             UTILITY PLANT - NET                           179,721,639      159,116,392
                                                          ------------     ------------
         NONUTILITY ASSETS - NET                             2,087,498        3,710,437

CURRENT ASSETS:
         Cash and Cash Equivalents                           5,169,772        9,388,822
         Temporary Cash Investments - Restricted             5,731,827        9,776,072
         Accounts Receivable                                 5,969,546        4,886,067
         Unbilled Revenues                                   2,627,863        2,298,148
         Materials and Supplies (at average cost)              956,950          906,866
         Prepayments                                           616,224          528,348
                                                          ------------     ------------
             TOTAL CURRENT ASSETS                           21,072,182       27,784,323
                                                          ------------     ------------

DEFERRED CHARGES: Unamortized Debt Expense                   3,029,362        3,143,384
         Preliminary Survey and Investigation Charges          472,287          276,202
         Regulatory Assets:
            Income Taxes (Note 3)                            5,955,879        5,788,752
            Postretirement Costs (Note 8)                    1,127,884        1,214,092
         Other (Note 2)                                      1,568,934        2,467,674
                                                          ------------     ------------
               TOTAL DEFERRED CHARGES                       12,154,346       12,890,104
                                                          ------------     ------------
                  TOTAL                                   $215,035,665     $203,501,256
                                                          ------------     ------------

         See Notes to Consolidated Financial Statements.

CAPITALIZATION AND LIABILITIES

                                                                            December 31,
                                                                   -----------------------------
                                                                        1999            1998
                                                                   ------------     ------------
CAPITALIZATION
          Common Stock                                              $ 47,593,514     $ 45,507,172
          Retained Earnings                                           22,895,844       21,222,294
                                                                    ------------     ------------
              TOTAL COMMON EQUITY                                     70,489,358       66,729,466
         Cumulative Preferred Stock                                    4,063,062        4,995,635
         Long-term Debt                                               82,329,592       78,031,513
                                                                    ------------     ------------
              TOTAL CAPITALIZATION                                   156,882,012      149,756,614



CURRENT
  LIABILITIES:
    Current Portion of Long-term Debt                                    201,921           71,730
      Notes Payable                                                    2,000,000        1,000,000
         Accounts Payable                                              3,392,432        3,851,659
         Taxes Accrued                                                 5,358,737        5,220,669
         Interest Accrued                                              1,760,470        1,701,330
         Other                                                         1,591,706        1,354,673
                                                                    ------------     ------------
              TOTAL CURRENT LIABILITIES                               14,305,266       13,200,061
                                                                    ------------     ------------


COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS:
         Customer Advances for Construction                           11,775,581       11,275,660
         Accumulated Deferred Investment Tax Credits (Note 3)          2,089,650        2,165,384
         Accumulated Deferred Federal Income Taxes (Note 3)           12,113,286       12,070,474
         Employee Benefit Plans (Note 8)                               4,656,575        3,762,516
         Other                                                         1,059,206          791,460
                                                                    ------------     ------------
             TOTAL DEFERRED CREDITS                                   31,694,298       30,065,494
                                                                    ------------     ------------
        CONTRIBUTIONS IN AID OF CONSTRUCTION                         12,154,089        10,479,087
                                                                    ------------     ------------
                  TOTAL                                             $215,035,665     $203,501,256
                                                                    ------------     ------------

         See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                                     Years Ended December 31,
                                                            -------------------------------------------
                                                                1999            1998            1997
                                                            -----------     -----------     -----------

OPERATING REVENUES (Note 2)                                 $53,497,153     $43,057,966     $40,294,118
                                                            -----------     -----------     -----------
OPERATING EXPENSES:
         Operations (Note 4)                                 26,268,347      19,807,472      17,771,892
         Maintenance                                          2,618,679       1,715,357       1,741,487
         Depreciation                                         3,884,650       3,284,669       3,070,843
         Other Taxes                                          6,871,105       6,101,719       5,781,641
         Federal Income Taxes (Note 3)                        3,188,893       2,999,288       3,135,118
                                                            -----------     -----------     -----------
             TOTAL OPERATING EXPENSES                        42,831,674      33,908,505      31,500,981
                                                            -----------     -----------     -----------
                  OPERATING INCOME                           10,665,479       9,149,461       8,793,137
                                                            -----------     -----------     -----------
OTHER INCOME:
         Allowance for Funds Used During Construction         1,350,016       1,050,044         147,912
         Other - Net                                            560,991         745,322         256,554
             TOTAL OTHER INCOME                               1,911,007       1,795,366         404,466
                                                            -----------     -----------     -----------
                  INCOME BEFORE INTEREST CHARGES             12,576,486      10,944,827       9,197,603
                                                            -----------     -----------     -----------
INTEREST CHARGES:
         Interest on Long-term Debt                           4,469,709       4,088,631       3,163,035
         Amortization of Debt Expense                           136,290         132,049         121,089
         Other Interest Expense                                  89,446         202,921          52,573
                                                            -----------     -----------     -----------
             TOTAL INTEREST CHARGES                           4,695,445       4,423,601       3,336,697
                                                            -----------     -----------     -----------
                  NET INCOME                                  7,881,041       6,521,226       5,860,906
                                                            -----------     -----------     -----------
PREFERRED STOCK DIVIDEND REQUIREMENTS                           300,786         318,786         226,027
                                                            -----------     -----------     -----------
EARNINGS APPLICABLE TO COMMON STOCK                         $ 7,580,255     $ 6,202,440     $ 5,634,879
                                                            -----------     -----------     -----------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:
         Earnings per Share (Note 7):
             Basic                                          $      1.54     $      1.42     $      1.33
             Diluted                                        $      1.52     $      1.41     $      1.33
         Average Number of Shares Outstanding (Note 7):
             Basic                                            4,926,893       4,353,879       4,235,082
             Diluted                                          5,148,153       4,580,305       4,382,345
         Dividends Paid per Share                           $      1.19     $      1.15     $      1.12 1/2
                                                            -----------     -----------     -----------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
                                                                                Years Ended December 31,
                                                                             ------------------------------
                                                                                1999                1998
                                                                             ------------      ------------
Common Stock, No Par Value (Note 7):
         Shares Authorized  - 10,000,000
         Shares Outstanding -  1999 - 5,000,589                              $ 48,116,537
                               1998 - 4,897,069                                                $ 45,889,980
         Restricted Stock Plan (Note 8)                                          (523,023)         (382,80)
                                                                             ------------      ------------
                  TOTAL COMMON STOCK                                           47,593,514        45,507,172
                                                                             ------------      ------------

Cumulative Preference Stock, No Par Value:
                  Shares Authorized - 100,000
                  Shares Outstanding - None
Cumulative Preferred Stock, No Par Value (Note 7):
                  Shares Authorized - 140,497
         Convertible:
                  Shares Outstanding, $7.00 Series - 14,881                     1,562,505         1,562,505
                  Shares Outstanding, $8.00 Series - 12,000                     1,398,857         2,331,430
         Nonredeemable:
                  Shares Outstanding, $7.00 Series - 1,017                        101,700           101,700
                  Shares Outstanding, $4.75 Series - 10,000                     1,000,000         1,000,000
                                                                             ------------      ------------
                  TOTAL CUMULATIVE PREFERRED STOCK                              4,063,062         4,995,635
                                                                             ------------      ------------

Long-term Debt (Note 7):
         8.05%, Amortizing Secured Note, due December 20, 2021                  3,371,527         3,418,243
         First Mortgage Bonds:
                  7.25%, Series R, due July 1, 2021                             6,000,000         6,000,000
                  5.20%, Series S, due October 1, 2022                         12,000,000        12,000,000
                  5.25%, Series T, due October 1, 2023                          6,500,000         6,500,000
                  6.40%, Series U, due February 1, 2009                        15,000,000        15,000,000
                  5.25%, Series V, due February 1, 2029                        10,000,000        10,000,000
                  5.35%, Series W, due February 1, 2038                        23,000,000        23,000,000
                  0.00%, Series X, due September 1, 2018                        1,024,986         1,050,000
                  4.53%, Series Y, due September 1, 2018                        1,135,000         1,135,000
                  0.00%, Series Z, due September 1, 2019                        2,150,000              --
                  5.25%, Series AA, due September 1, 2019                       2,350,000              --
                                                                             ------------      ------------
                  SUBTOTAL LONG-TERM DEBT                                      82,531,513        78,103,243
                                                                             ------------      ------------
                      Less: Current Portion of Long-term Debt                    (201,921)          (71,730)
                                                                             ------------      ------------
                          TOTAL LONG-TERM DEBT                               $ 82,329,592      $ 78,031,513
                                                                             ------------      ------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        1999              1998               1997
                                                                   ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  7,881,041      $  6,521,226       $  5,860,906
Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
              Depreciation and Amortization                           4,303,192         3,796,607          3,145,218
              Provision for Deferred Income Taxes                      (124,315)          134,976            778,521
              Allowance for Funds Used During Construction           (1,350,016)       (1,050,044)          (147,912)
         Changes in Assets and Liabilities:
              Accounts Receivable                                    (1,083,479)       (1,091,207)           305,079
              Accounts Payable                                         (459,227)          302,246          2,173,616
              Accrued Taxes                                             138,068            78,580            612,904
              Accrued Interest                                           59,140           517,769             11,170
              Unbilled Revenues                                        (329,715)         (122,214)            29,344
              Employee Benefit Plans                                    894,059         1,015,280            536,342
              Other-Net                                                 111,068           313,982           (678,476)
                                                                   ------------      ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            10,039,816        10,417,201         12,626,712
                                                                   ------------      ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Utility Plant Expenditures*                                (23,281,735)      (26,275,281)       (10,233,685)
         Cash from Acquisition of Subsidiary                                                   --            158,436
         Notes Receivable                                             2,806,102        (1,619,065)             5,963
         Preliminary Survey & Investigation Charges                    (196,085)          (62,552)          (458,016)
         Other-Net                                                     (158,596)         (654,605)          (779,145)
                                                                   ------------      ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                               (20,830,314)      (28,611,503)       (11,306,447)
                                                                   ------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Redemption of Long-term Debt                                   (71,730)          (42,710)           (41,780)
         Proceeds from Issuance of Long-term Debt                     4,500,000        25,185,000               --
         Short-term Bank Borrowings                                   1,000,000           435,299               --
         Deferred Debt Issuance Expenses                                (22,268)         (502,200)              --
         Temporary Cash Investments-Restricted                        4,044,245        (9,557,285)             9,996
         Proceeds from Issuance of Common Stock-Net                   1,104,469        14,288,456          1,147,418
         Payment of Common Dividends                                 (5,857,405)       (4,987,013)        (4,761,327)
         Payment of Preferred Dividends                                (300,786)         (318,751)          (239,361)
         Construction Advances and Contributions-Net                  2,174,923           569,034          1,032,721
                                                                   ------------      ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   6,571,448        25,069,830         (2,852,333)
                                                                   ------------      ------------       ------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                             (4,219,050)        6,875,528         (1,532,068)
                                                                   ------------      ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        9,388,822         2,513,294          4,045,362
                                                                   ------------      ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  5,169,772      $  9,388,822       $  2,513,294
                                                                   ------------      ------------       ------------
*Excludes Allowance for Funds Used During Construction
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
         Cash Paid During the Year for:
              Interest (net of amounts capitalized)                $  3,137,411      $  2,810,578       $  3,045,867
              Income Taxes                                         $  3,728,700      $  3,162,975       $  1,702,200
                                                                   ------------      ------------       ------------


See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                              Years Ended December 31,
                                     -------------------------------------------
                                         1999            1998             1997
                                     -----------     -----------     -----------
BALANCE AT BEGINNING OF YEAR         $21,222,294     $20,087,065     $19,226,847
NET INCOME                             7,881,041       6,521,226       5,860,906
                                     -----------     -----------     -----------
      TOTAL                           29,103,335      26,608,291      25,087,753
                                     -----------     -----------     -----------
CASH DIVIDENDS:
      Cumulative Preferred Stock         300,786         318,751         239,361
      Common Stock                     5,857,405       4,987,013       4,761,327
COMMON STOCK EXPENSES                     49,300          80,233            --
                                     -----------     -----------     -----------
      TOTAL DEDUCTIONS                 6,207,491       5,385,997       5,000,688
                                     -----------     -----------     -----------
BALANCE AT END OF YEAR               $22,895,844     $21,222,294     $20,087,065
                                     -----------     -----------     -----------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA) and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). White Marsh Environmental Systems, Inc., is a wholly-owned subsidiary of Tidewater. Public Water Supply Company, Inc., which was also a wholly-owned subsidiary of Tidewater, was merged into Tidewater effective February 1, 2000. The combined entity will continue to operate under the Tidewater name. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

(b) System of Accounts - Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey (BPU). Tidewater maintains its accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 1999, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, together with removal costs, less salvage.

(e) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water and Pinelands Wastewater capitalize AFUDC, which represents the cost of financing major projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. AFUDC is calculated using each company's weighted cost of debt and equity.

(f) Accounts Receivable - Provision for allowance for doubtful accounts at December 31, 1999, 1998 and 1997, and the corresponding expense and deduction for those years, is less than $0.1 million.

(g) Revenues from regulated activities are recorded as service is rendered and include estimates for amounts unbilled at the end of the period for services provided subsequent to the last billing cycle. Fixed service charges are billed in advance by Tidewater and are recognized in revenue as the service is provided. Management contract fees are recorded as earned.

(h) Deferred Charges - Unamortized Debt Expense is amortized over the lives of the related issues. As authorized by the BPU, main cleaning and lining costs, tank painting and regulatory expenses are amortized over 3 to 15-year periods.

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

(l) In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is currently evaluating the requirements of this accounting standard, which is required to be adopted in the first quarter of 2001.

(m) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rates and Revenues

In December 1999, Middlesex closed on a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the BPU on November 18, 1999. See Note 4.

In September 1999, Tidewater and Public jointly filed a petition with the Delaware Public Service Commission (PSC) for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively. A rate decision by the PSC is expected in the second quarter of 2000.

In May 1999, the BPU approved an 11.5% or $4.3 million base rate increase for Middlesex. Under the approval, the allowed return on equity is 10.8% with an overall rate of return of 8.21%. The purpose of the increase is to allow Middlesex the opportunity to earn a return on and recover the capital investment in the upgrade and expansion of the Carl J. Olsen Water Treatment Plant. This project was necessary to meet the new and anticipated regulatory standards concerning water quality and to increase the plant's production capacity. The Company's original rate request, which was filed in September 1998, was for $8.0 million.

In January 1998, the BPU approved an increase in the rates of Middlesex by 4.4%, or $1.5 million. Under the approval, the allowed return on equity is 11.0% with an overall rate of return of 8.56%. The increase includes the recovery of postretirement costs other than pension expenses, which are mandated by the Company's compliance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

In January 1997, the BPU approved a stipulation agreed to by the parties to the Pinelands Water and Wastewater Companies' rate cases. The stipulations allow for a combined rate increase, which will result in $0.4 million additional revenues. The new rates were phased in over a three-year period to minimize the impact on customers. The final phase was implemented in January 1999.

Included in Deferred Charges-Other are $1.3 million of deferred costs at December 31, 1999, which Middlesex, Pinelands Water and Pinelands Wastewater are recovering through rates over periods of 3 to 15 years. The BPU has excluded these costs from their rate bases and, therefore, they are not earning a return on the unamortized costs during the recovery periods.

Note 3 - Income Taxes

Federal income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                      Years Ended December 31,
                                                       (Thousands of Dollars)
                                                   1999        1998         1997
                                                -------      -------      -------
Income Tax at Statutory Rate of 34%             $ 3,764      $ 3,237      $ 2,956
Tax Effect of:
         AFUDC                                     (459)        (357)         (49)
         Other                                     (116)         119         (133)
                                                -------      -------      -------
Total Federal Income Tax Expense                $ 3,189      $ 2,999      $ 2,774
                                                -------      -------      -------

Federal income tax expense is comprised of the following:

Current                                $ 3,432      $ 2,975      $ 2,117
Deferred:
         Customer Advances                  45           51           63
         Accelerated Depreciation          234          595          753
         Employee Benefit Plans           (304)        (358)        (107)
         Investment Tax Credit             (76)         (72)         (72)
         Other                            (142)        (192)          20
                                       -------      -------      -------
Total Federal Income Tax Expense       $ 3,189      $ 2,999      $ 2,774
                                       -------      -------      -------
Charged to:
        Operating Expense              $ 3,189      $ 2,999      $ 3,135
                  Other Income-Net        --           --           (361)
                                       -------      -------      -------
Total Provision                        $ 3,189      $ 2,999      $ 2,774
                                       -------      -------      -------

The statutory review period for income tax returns for the years prior to 1996 has been closed. The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. However, if it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset or liability can be recorded. Management believes that it is probable that the consolidated deferred income tax liability of approximately $6.0 million will be recovered in future rates. Therefore, a regulatory asset has been set up to offset the increased liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                                      Years Ended December 31,
                                                       (Thousands of Dollars)
                                                      1999               1998
                                                    --------           --------
Utility Plant Related                               $ 17,953           $ 17,549
Customer Advances                                     (4,628)            (4,669)
Employee Benefits                                     (1,110)              (813)
Other                                                   (102)                 3
                                                    --------           --------
Total Deferred Tax Liability                        $ 12,113           $ 12,070
                                                    ========           ========


Note 4 - Commitments and Contingent Liabilities

Service Agreement - In December 1998, the Company's subsidiary, USA-PA, entered into a 20-year agreement with the City of Perth Amboy, New Jersey (Perth Amboy) and the Middlesex County Improvement Authority (MCIA) to operate and maintain the water and wastewater systems of Perth Amboy. USA-PA began operating Perth Amboy's systems on January 1, 1999.

Perth Amboy has a population of 40,000 and has approximately 8,600 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Fixed fee payments began at $6.4 million in the first year and will increase to $9.7 in year 20. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy through the MCIA, issued approximately $68.0 million in three series of bonds on January 28, 1999. The Company guaranteed one of those series of bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, effective January 1, 1999, USA-PA entered into a 20-year subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. The subcontract requires the sharing of certain fixed and variable fees and operating expenses.

Franchise Agreement/Service Agreement - On December 2, 1999, Middlesex implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the BPU on November 18, 1999. The implementation of the franchise agreement has significantly impacted two existing agreements entered into by the parties in 1994.

The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues derived from providing water to South Amboy's 2,600 customers. In 1999, 1998 and 1997, service contract revenues recognized under the original contract were $0.4 million, $0.5 million and $0.4 million, respectively.

Water Supply - Middlesex has an agreement with the Elizabethtown Water Company for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons daily (mgd) of treated water with provisions for additional purchases. The 1999, 1998 and 1997 costs under this agreement were $1.7 million, $1.6 million and $1.5 million, respectively.

Middlesex also has an agreement with the New Jersey Water Supply Authority (NJWSA), which expires November 1, 2013, and provides for the minimum purchase of 20 mgd of untreated water from the Delaware and Raritan Canal and the Raritan River. In addition, the Company has a supplemental one-year agreement for an additional 5 mgd through April 30, 2000. This agreement is renewable on an annual basis. The total costs under this agreement in 1999, 1998 and 1997 were $2.0 million, $1.8 million and $1.7 million, respectively.

Construction - The Company plans to spend approximately $18.1 million in 2000 and $16.1 million in 2001 and in 2002 on its construction program. Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which also includes certain restrictions as to cash dividend payments and other distributions on common stock.

Litigation - A motel in our Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on financial conditions or results of operations.

The 1995 fire at a warehouse in our service territory resulted in multiple party claims brought forth in the Superior Court for Middlesex County, New Jersey, as well as, with the financial collapse of the principal tenant, in the Federal Bankruptcy Court. The claims in the State court action are for unspecified amounts but include claims against us for insufficient water pressure and supply. The Bankruptcy Court has stayed all claims against the tenant except, to the extent the tenant is insured, claims brought by us arising from claims made against us by other tenants and the landlord. Under New Jersey case law, we will not have financial responsibility to parties to the extent they receive payments under their own insurance policies. We do not know either the total amount of claims against us or how much of that amount will be covered by the parties' own insurance policies. Our counsel in the litigation advises us that the case is unlikely to be resolved rapidly. We believe we have substantial defenses to the claims against us although we do not have insurance coverage for them.

The Company has been notified of a potential claim of $5.6 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established.

Note 5 - Lines of Credit, Notes Payable and
Restricted Cash

                                                    (Thousands of Dollars)
                                               1999          1998        1997
                                             -------       -------     -------
Established Lines at Year End                $18,000       $28,000     $20,000
Maximum Amount Outstanding                     3,000         4,575          --
Average Outstanding                            1,129         2,653          --
Notes Payable at Year End                      2,000         1,000          --
Weighted Average Interest Rate                  5.37%         5.37%         --


To accommodate the funding requirements of the Company's on-going capital program, in December 1997 the Board of Directors authorized an increase in the amount of lines of credit for up to $30 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Restricted temporary cash investments at December 31, 1999, include $ 4.9 million balance of proceeds from the Series X, Y, Z and AA First Mortgage Bonds issuances. These funds are held in trusts and restricted to specific capital expenditures and debt service requirements. Series X and Y proceeds can only be used for the 1999 main cleaning and cement lining program. Series Z and AA proceeds can only be used for the 2000 and 2001 main cleaning and cement lining programs.

Note 6 - Quarterly Operating Results - Unaudited

Quarterly operating results for 1999 and 1998 are as follows:

                                          (Thousands of Dollars Except per Share Data)
                                     1st          2nd         3rd         4th
1999                               Quarter       Quarter     Quarter     Quarter      Year
----                               -------       -------     -------     -------      ----
Operating Revenues                 $11,680     $  13,813     $15,392     $12,612     $53,497
Operating Income                     1,946         2,981       3,615       2,123      10,665
Net Income                           1,493         2,572       2,781       1,035       7,881
Basic Earnings per Share           $   .29     $     .51     $   .55     $   .19     $  1.54
Diluted Earnings per Share             .29           .50         .54         .19        1.52

                                             (Thousands of Dollars Except per Share Data)
                                       1st          2nd         3rd         4th
1998                                 Quarter       Quarter     Quarter     Quarter      Year
----                                 -------       -------     -------     -------      ----
Operating Revenues                  $   9,769      $ 10,591       $  12,074     $  10,624   $  43,058
Operating Income                        1,948         2,268           2,978       1,955         9,149
Net Income                              1,263         1,574           2,348       1,336         6,521
Basic Earnings per Share            $    0.28      $   0.34       $    0.52     $  0.28     $    1.42
Diluted Earnings per Share               0.28          0.34            0.51        0.28          1.41


The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Note 7 - Capitalization

All the transactions discussed below related to the issuance or redemption of securities were approved by the BPU, except where noted.

Common Stock

In December 1998, the Company completed the sale of 517,000 shares of its no par common stock at a price of $24.625 per share. Most of the offering proceeds were used to fund a portion of the cost of the CJO Plant upgrade. In addition, other capital improvement expenditures for the Company's utility systems were funded by the proceeds.

In June 1998, the Company increased the number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) from 900,000 to 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 1999, is 886,557. In October 1997, the Board of Directors approved a 5% discount on the first 100,000 shares of common stock sold to participants of the Company's DRP between the period of January 2, 1998, and June 1, 1998.

During 1999, 1998 and 1997,  48,664 shares ($1.3 million),  110,852 shares ($2.3 million) and 64,148 shares ($1.1 million) of common stock were issued under DRP and the restricted stock plan, respectively.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 1999, no restrictions were placed on common dividends.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. In 1999, the number of authorized Preferred Stock, without par value, was reduced from 149,980 shares to 140,497 shares to account for the conversion of 8,000 shares of the $8.00 Series into 54,856 shares of the Company's common shares in 1999 and the cancellation of 1,483 shares of the nonredeemable $7.00 Series previously redeemed. At December 31, 1999, and 1998, respectively, 37,898 and 45,898 shares of Preferred Stock presently authorized were outstanding. There were no dividends in arrears.

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

The conversion feature of the no par $8.00 Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 6.857 shares of the Company's common stock. The preferred shares are convertible at the election of the security holder until 2004. After that date Middlesex also has the right to elect the conversion feature.

Long-term Debt

On November 5, 1999, the Company issued $2.150 million, designated as Series Z, and $2.350 million, designated as Series AA, First Mortgage Bonds through the New Jersey State Revolving Fund (SRF). Series Z has a zero interest cost, while Series AA has a coupon rate that varies from 5.25% to 5.75%. The SRF program, which is administered by the New Jersey Environmental Infrastructure Trust, evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through the state environmental agency. In New Jersey, initial project approval must be granted by the New Jersey Department of Environmental Protection. Funds from the EPA, which can equal up to 50% of construction costs, are loaned at a zero interest cost; the interest rate on the state portion of the loan is based upon the prevailing market conditions at time of issuance. Interest paid to the bondholders is exempt from federal and New Jersey income taxes (Tax Exempt). However, the interest is subject to the Alternative Minimum Tax (AMT). The proceeds of the bonds are being used to fund the 2000 and 2001 capital project to clean and cement line previously unlined pipes and mains.

On November 1, 1998, the Company issued $1.05 million, designated as Series X, and $1.135 million, designated as Series Y, First Mortgage Bonds through the SRF. Series X has a zero interest cost, while Series Y has a coupon rate that varies from 4.25% to 4.625%. The proceeds of the bonds were used to fund the 1999 capital project to clean and cement line previously unlined pipes and mains.

On March 31, 1998, Middlesex issued $23.0 million of First Mortgage Bonds designated as Series W with a maturity date of February 1, 2038, and a coupon rate of 5.35%. The effective interest cost to maturity is 5.48%. The bond offering was competitively bid in cooperation with the New Jersey Economic Development Authority. The interest paid to bondholders is considered Tax Exempt subject to AMT. The proceeds of the bonds were used to finance a significant portion of the upgrade of the CJO Plant.

The aggregate annual maturities for the amortizing secured note and First Mortgage Bonds issued under SRF for each of the next five years are as follows:
2000 and 2001 - $0.2 million; and 2002 through 2004; $0.4 million. All other First Mortgage Bonds are term bonds with a single maturity date, which are listed in the Consolidated Statements of Capital Stock and Long-Term Debt.
The weighted average interest rate on all long-term debt at December 31, 1999, and 1998 was 5.95% and 6.0%, respectively.

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

                                            (In Thousands Except per Share Amounts)
                                      1999                    1998                   1997
Basic:                        Income       Shares      Income       Shares     Income      Shares
                             -------     --------    --------       -----     -------       -----
Net Income                   $ 7,881        4,927    $  6,521       4,354     $ 5,861       4,235
Preferred Dividend              (301)                    (319)                   (226)
                             --------------------    --------------------     -------------------
Earnings Applicable
  to Common Stock             $7,580       4,927     $  6,202       4,354     $ 5,635       4,235

Basic EPS                    $  1.54                 $    1.42                $  1.33

Diluted:
Earnings Applicable
  to Common Stock             $7,580       4,927      $ 6,202       4,354     $ 5,635       4,235
$7.00 Series Dividend            104           89         104          89         104          89
$8.00 Series Dividend            142          132         160         137          68          58
                             --------------------    --------------------     -------------------
Adjusted Earnings
  Applicable to
  Common Stock               $ 7,826        5,148     $ 6,466       4,580     $ 5,807       4,382

Diluted EPS                  $  1.52                  $  1.41                 $  1.33

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. At December 31, 1999, and 1998, the carrying and fair market value of the Company's bonds were as follows:

                                          (Thousands of Dollars)
                                    1999                         1998
                          Carrying        Fair        Carrying         Fair
                            Value         Value        Value            Value
                            -----         -----        -----            -----
First Mortgage Bonds       $79,160       $71,346      $74,685          $75,106

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 1999, and 1998 was $3.4 million for each year. Customer advances for construction have a carrying value of $11.8 million and $11.3 million at December 31, 1999, and 1998, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 8 - Employee Benefit Plans

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

Pension

The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. The Company makes contributions to the Plan consistent with the funding requirements of federal laws and regulations. In 1998, employees of Public, Pinelands Water and Pinelands Wastewater became eligible to participate in the Plan. Plan assets consist primarily of corporate equities, cash equivalents and stock and bond funds. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

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

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 1999 and 1998 were $1.1 million and $1.2 million, respectively.

The following table sets forth information relating to the Company's Pension Plans and Other Postretirement Benefits.

                                                             (Thousands of Dollars)
                                                     Pension Benefits            Other Benefits
                                                ----------------------      ----------------------
                                                   1999         1998            1999        1998
                                                --------      --------      --------      --------
Reconciliation of Benefit Obligation
Beginning Balance                               $ 16,573      $ 15,577      $  4,434      $  4,209
Service Cost                                         669           619           140           132
Interest Cost                                      1,136         1,065           310           287
Actuarial (Gain)/Loss                             (1,394)         --            (319)            1
Benefits Paid                                       (680)         (688)         (219)         (195)
Ending Balance                                  $ 16,304      $ 16,573      $  4,346      $  4,434

Reconciliation of Plan Assets at Fair Value
Beginning Balance                               $ 17,058      $ 14,777      $   --        $   --
Actual Return on Plan Assets                       1,504         2,922          --            --
Employer Contributions                                46            46           219           195
Benefits Paid                                       (680)         (687)         (219)         (195)
Ending Balance                                  $ 17,928      $ 17,058      $   --            --

Funded Status                                   $  1,624      $    485      $ (4,346)     $ (4,434)
Unrecognized Net Transition Obligation                30            44         1,759         1,894
Unrecognized Net Actuarial (Gain)/Loss            (4,596)       (3,661)          459           945
Unrecognized Prior Service Cost                      647           758            (6)         (146)
Accrued Benefit Cost                            $ (2,295)     $ (2,374)     $ (2,134)     $ (1,741)

                                                                         (Thousands of Dollars)
                                                        Pension Benefits                        Other Benefits
                                              ---------------------------------      ---------------------------------
                                                1999         1998         1997         1999          1998        1997
                                              -------      -------      -------      -------      -------      -------
Components of Net Periodic Benefit Cost
Service Cost                                  $   669      $   619      $   534      $   140      $   132      $   116
Interest Cost                                   1,136        1,065          935          310          287          258
Expected Return on Plan Assets                 (1,336)      (1,156)      (1,002)        --           --           --
Amortization of Net Transition Obligation          14           14           14          135          135          135
Amortization of Net Actuarial (Gain)/Loss         (93)          10            7           29           64           41
Amortization of Prior Service Cost                111          102           98           (2)         (11)         (11)
Regulatory Deferral                              --           --           --           --           --           (325)
                                              -------      -------      -------      -------      -------      -------
Net Periodic Benefit Cost                     $   501      $   654      $   586      $   612      $   607      $   214
                                              =======      =======      =======      =======      =======      =======

(Thousands of Dollars)
                                            Pension Benefits              Other Benefits
                                      --------------------------      -------------------------
Weighted-Average Assumptions           1999      1998       1997      1999      1998      1997
Discount Rate                         7.75%      7.00%      7.00%     7.75%     7.00%     7.00%
Expected Return on Plan Assets        8.00%      8.00%      8.00%       --        --        --
Actual Return on Plan Assets          9.00%     20.25%     20.42%       --        --        --
Rate of Compensation Increase         5.00%      4.75%      4.75%     5.00%     4.75%     4.75%

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and all future years. Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                              (Thousands of Dollars)
                                                 1 Percentage Point
                                               Increase       Decrease
                                               --------       --------
Effect on Current Year's Benefit Expense       $    88       $    (71)
Effect on Benefit Obligation                       718           (600)

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 1999, 1998 and 1997 amounted to $0.2 million for each year.

Stock Based Compensation

The Company maintains a restricted stock plan, under which 41,950 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 160,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. The compensation expenses were $0.1 million for each of the years 1999, 1998 and 1997.

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

Note 9 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. On January 1, 1999 the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey, under a service contract. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                 (Thousands of Dollars)
                                            Twelve Months Ended December 31,
                                         --------------------------------------
Operations by Segments:                     1999         1998            1997
                                         --------       --------       --------
Revenues:
         Regulated                       $ 46,008       $ 42,593       $ 39,870
         Non - Regulated                    7,527            489            448
Inter-segment Elimination                     (38)           (24)           (24)
Consolidated Revenues                    $ 53,497       $ 43,058       $ 40,294

Operating Income:
         Regulated                       $  9,718       $  8,925       $  8,590
         Non - Regulated                      947            224            205
Inter-segment Elimination                    --             --               (2)
Consolidated
Operating Income                         $ 10,665       $  9,149       $  8,793
Depreciation/Amortization:
         Regulated                       $  3,854       $  3,280       $  3,066
         Non - Regulated                       31              5              5
Inter-segment Elimination                    --             --             --
Consolidated
Depreciation/Amortization                $  3,885       $  3,285       $  3,071
Other Income:
         Regulated                       $  3,438       $  2,631       $  1,051
         Non - Regulated                      (21)          --             --
Inter-segment Elimination                  (1,506)          (836)          (646)
Consolidated Other Income                $  1,911       $  1,795       $    405
Interest Expense:
         Regulated                       $  5,071       $  4,596       $  3,422
         Non - Regulated                      226            154             89
Inter-segment Elimination                    (602)          (326)          (174)
Consolidated Interest Expense            $  4,695       $  4,424       $  3,337
Net Income:
         Regulated                       $  8,064       $  6,960       $  6,219
         Non - Regulated                      721             70            117
Inter-segment Elimination                    (904)          (509)          (475)
Consolidated Net Income                  $  7,881       $  6,521       $  5,861
Capital Expenditures:
         Regulated                       $ 23,117       $ 26,222       $ 10,232
         Non - Regulated                      165             53              2
Inter-segment Elimination                    --             --             --
Total Capital Expenditures $               23,282       $ 26,275       $ 10,234
                                                     As of               As of
                                                 December 31,       December 31,
                                                     1999                1998
                                                  ---------           ---------
Assets:
         Regulated                                $ 231,650           $ 217,489
         Non - Regulated                              2,405               2,782
Inter-segment Elimination                           (19,019)            (16,770)
                                                  ---------           ---------
Consolidated Assets                               $ 215,036           $ 203,501
                                                  =========           =========

Report of Management

The consolidated financial statements and other financial information included in this annual report have been prepared by and are the responsibility of Management. The statements have been prepared in conformity with generally accepted accounting principles considered appropriate under the circumstances and include amounts based on necessary judgment and estimates deemed appropriate.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are protected from improper use and loss and to provide reliable financial information.

The consolidated financial statements of the Company have been audited by its independent auditors, Deloitte & Touche LLP, and their report is included herein.

The Board of Directors, through its Audit Committee consisting solely of outside Directors, is responsible for overseeing and reviewing the Company's financial reporting and accounting practices. The Audit Committee meets periodically with the independent auditors to review the scope of their work and discuss any changes and developments that may impact the Company.

         /s/J. Richard Tompkins     /s/A. Bruce O'Connor
         ----------------------     --------------------
         J. Richard Tompkins        A. Bruce O'Connor
         Chairman of the Board      Vice President and
         and President              Controller


February 18, 2000

INDEPENDENT AUDITORS' REPORT
MIDDLESEX WATER COMPANY

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, retained earnings and of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Middlesex Water Company and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2000

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and       /s/J. Richard Tompkins/
President and Director          -----------------------
                                J. Richard Tompkins



Executive Vice President and    /s/Richard A. Russo/            3/25/00
Director                        --------------------            Date
                                Richard A. Russo

Vice President and Controller   /s/A. Bruce O'Connor/           3/25/00
Chief Financial Officer         ---------------------           Date
                                A. Bruce O'Connor

Director                        /s/John C. Cutting/             3/25/00
                                -------------------             Date
                                John C. Cutting


Director                        /s/John R. Middleton/           3/25/00
                                ---------------------           Date
                                John R. Middleton


Director                        /s/John P. Mulkerin/            3/25/00
                                --------------------            Date
                                John P. Mulkerin


Director                        /s/Stephen H. Mundy/            3/25/00
                                --------------------            Date
                                Stephen H. Mundy



Director                        /s/Jeffries Shein/              3/25/00
                                ------------------              Date
                                Jeffries Shein

Vice President and              /s/Dennis G. Sullivan/          3/25/00
General Counsel and             ----------------------          Date
Director                        Dennis G. Sullivan

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                                                      Previous Filing's
Exhibit                                                                            Registration   Exhibit
  No.                     Document Description                                          No.         No.
  ---                     --------------------                                          ---         ---
  3.1        Certificate of Incorporation of the Company,
             as amended, filed as Exhibit 3.1 of 1998 Form 10-K.

  3.2        Bylaws of the Company, as amended.                                    33-54922       3.2

  4.1        Form of Common Stock Certificate.                                      2-55058       2(a)

  4.2        Registration Statement, Form S-3, under
             Securities Act of 1933 filed February 3,
             1987, relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                                       33-11717

  4.3        Post Effective Amendments No. 3 and 6,
             Form S-3, under Securities Act of 1933 filed
             May 28, 1993, relating to the Dividend Reinvestment
             and Common Stock Purchase Plan.                                       33-11717

4.4          Revised Prospectus relating to the Dividend
             Reinvestment and Common Stock Purchase Plan,
             Submitted to the Securities and Exchange Commission,
             January 20, 2000.                                                     33-11717

10.1         Copy  of  Purchased  Water   Agreement   between  the  Company  and
             Elizabethtown  Water  Company,  filed as Exhibit  10.1 of 1996 Form
             10-K.

10.2         Copy of  Mortgage,  dated  April 1, 1927,  between  the Company and
             Union  County  Trust  Company,   as  Trustee,  as  supplemented  by
             Supplemental Indentures, dated as of
             October 1, 1939 and April 1, 1949.                                    2-15795        4(a)-4(f)

10.3         Copy of Supplemental Indentures, dated as of
             July 1, 1964 and June 15, 1991, between the Company
             and Union County Trust Company, as Trustee.                           33-54922       10.4 -10.9
                                                                                                  and 10.16


10.4         Copy of Trust Indenture, dated as of June 15,
             1991, between the New Jersey Economic Development
             Authority and Midlantic National Bank, as Trustee.                    33-54922       10.17

                                                                                      Previous Filing's
Exhibit                                                                            Registration   Exhibit
  No.                     Document Description                                          No.         No.
  ---                     --------------------                                          ---         ---
10.5         Copy of Supply Agreement, dated as of November
             17, 1986, between the Company and the Old Bridge
             Municipal Utilities Authority.                                          33-31476      10.12

10.6         Copy of Supply Agreement, dated as of July 14,
             1987, between the Company and the Marlboro
             Township Municipal Utilities Authority, as amended.                     33-31476      10.13

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

10.11        Copy of Supply Agreement, between the
             Company and the Borough of Highland Park, filed as Exhibit No. 10.15 of 1996 Form 10-K.

10.12        Copy of Pipeline Lease Agreement, dated as of
             January 9, 1987, between the Company and the
             City of Perth Amboy.                                                    33-31476     10.20

10.13        Copy of Supplemental Executive Retirement
             Plan, filed as Exhibit 10.13 of 1999 Third                              33-31476     10.21
             Quarter Form 10-Q.

10.14        Copy of 1989 Restricted Stock Plan, filed
             as Appendix B to the Company's Definitive
             Proxy Statement, dated and filed April 25, 1997.                        33-31476     10.22

                                                                                      Previous Filing's
Exhibit                                                                            Registration   Exhibit
  No.                     Document Description                                          No.         No.
  ---                     --------------------                                          ---         ---
10.15(a)     Employment Agreement between Middlesex
             Water Company and J. Richard Tompkins,
             filed as Exhibit 10.15(a) of 1999 Third
             Quarter Form 10-Q.

10.15(b)     Employment Agreement between Middlesex
             Water Company and Walter J. Brady,
             filed as Exhibit 10.15(b) of 1999 Third
             Quarter Form 10-Q.

10.15(c)     Employment Agreement between Middlesex
             Water Company and A. Bruce O'Connor,
             filed as Exhibit 10.15(c) of 1999 Third
             Quarter Form 10-Q.

10.15(d)     Employment Agreement between Middlesex
             Water Company and Marion F. Reynolds,
             filed as Exhibit 10.15(d) of 1999 Third
             Quarter Form 10-Q.

10.15(e)     Employment Agreement between Middlesex
             Water Company and Richard A. Russo,
             filed as Exhibit 10.15(e) of 1999 Third
             Quarter Form 10-Q.

10.15(f)     Employment Agreement between Middlesex
             Water Company and Dennis G. Sullivan,
             filed as Exhibit 10.15(f) of 1999 Third
             Quarter Form 10-Q.

10.15(g)     Employment Agreement between Middlesex
             Water Company and Ronald F. Williams,
             filed as Exhibit 10.15(g) of 1999 Third
             Quarter Form 10-Q.

10.16        Copy of Transmission Agreement, dated October 16,
             1992, between the Company and the Township of
             East Brunswick.                                                         33-54922     10.23

10.17        Copy of Agreement and Plan of Merger, dated
             January 7, 1992, between the Company, Midwater
             Utilities, Inc. and Tidewater Utilities, Inc.                           33-54922     10.29


                                                                                      Previous Filing's
Exhibit                                                                            Registration   Exhibit
  No.                     Document Description                                          No.         No.
  ---                     --------------------                                          ---         ---
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

10.21        Copy  of  Supplemental   Indenture  dated  March  1,  1998  between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Trust  Indenture dated March 1, 1998 between the New Jersey
             Economic Development  Authority and PNC Bank, National Association,
             as Trustee (Series W), filed as Exhibit No. 10.21 of the 1998 Third
             Quarter Form 10-Q.

10.22        Copy of  Supplemental  Indenture  dated  October 15,  1998  Between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Loan  Agreement  Dated  November  1, 1998  between  the New
             Jersey and Middlesex Water Company (Series X), filed as Exhibit No.
             10.22 of the 1998 Third Quarter Form 10-Q.

10.23 Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union
             National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey
             Environmental Infrastructure Trust and Middlesex Water
             Company (Series Y), filed as Exhibit No. 10.23 of the 1998
             Third Quarter Form 10-Q.

10.24        Copy of Operation, Maintenance and Management Services
             Agreement dated January 1, 1999 between the Company, City
             Of Perth Amboy, Middlesex County Improvement Authority
             And Utility Service Affiliates, Inc.                                    333-66727    10.24

*10.25       Copy of  Supplemental  Indenture  dated  October 15,  1999  Between
             Middlesex  Water Company and First Union National Bank, as Trustee.
             Copy of Loan Agreement  Dated November 1, 1999 between the State of
             New Jersey and Middlesex Water Company (Series Z).


*10.26 Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union
             National Bank, as Trustee.  Copy of Loan Agreement dated
             November 1, 1999 between the New Jersey Environmental
             Infrastructure Trust and Middlesex Water Company (Series AA)


 *23         Independent Auditors' Consent.

 *27         Financial Data Schedule

                                 M O R T G A G E



                       TWENTY-FIFTH SUPPLEMENTAL INDENTURE




                             MIDDLESEX WATER COMPANY


                                       TO



                            FIRST UNION NATIONAL BANK
                                     Trustee





                          Dated as of October 15, 1999




                                                     Record and Return to:

                                                     Peter D. Hutcheon, Esq.
                                                     Norris, McLaughlin & Marcus
                                                     721 Route 202/206
                                                     P.O. Box 1018
                                                     Somerville, NJ  08876
                                                     (908) 722-0700


Prepared By:________________________
                    Peter D. Hutcheon, Esq.

                  THIS TWENTY-FIFTH SUPPLEMENTAL INDENTURE, dated as of the fifteenth day of October, 1999, between MIDDLESEX WATER COMPANY, a corporation organized and existing under the laws of the State of New Jersey, having its principal office in the Township of Iselin, New Jersey (herein called the "Water Company"), and FIRST UNION NATIONAL BANK, (as successor to Meridian Bank, the successor to United Counties Trust Company in turn the successor to the Union County Trust Company), a corporation organized and existing under the laws of the United States, having its principal New Jersey corporate trust office in the Town of Morristown, New Jersey, as Trustee under the Indenture of Mortgage hereinafter mentioned (herein called the "Trustee"):

                  WHEREAS, on April 1, 1927, Water Company executed and delivered to the Trustee an Indenture of Mortgage (herein called the "Mortgage") to secure its First and Refunding Mortgage Gold Bonds, Series A, 5-1/2%, which bonds have since been redeemed by Water Company, and which Mortgage provides that bonds of other series may be issued under and pursuant to an indenture supplemental thereto; and

                  WHEREAS, on May 14, 1935, Water Company executed and delivered to the Trustee a Supplemental Indenture to secure its First and Refunding
Mortgage Bonds, Series B, 4-1/2%, which Supplemental Indenture, prior to the execution and delivery hereof, was satisfied and discharged of record, no bonds having been issued thereunder; and

                  WHEREAS, as of October 1, 1939, Water Company executed and delivered to the Trustee a Second Supplemental Indenture of Mortgage (herein called the "Second Supplemental Indenture") to secure its First and Refunding Mortgage 3-3/4% Bonds, Series C (herein called the "Series C Bonds"), which bonds were paid at maturity by Water Company, and otherwise modifying, amending and supplementing the Mortgage; and

                  WHEREAS, as of April 1, 1946, Water Company executed and delivered to the Trustee a Third Supplemental Indenture of Mortgage (herein called the "Third Supplemental Indenture") to secure its First and Refunding Mortgage 3% Bonds, Series D (herein called the "Series D Bonds"), which bonds were paid at maturity by Water Company, and otherwise modifying, amending and supplementing the Mortgage; and

                  WHEREAS, as of April 1, 1949, Water Company executed and delivered to the Trustee a Fourth Supplemental Indenture of Mortgage (herein called the "Fourth Supplemental Indenture") to secure its First Mortgage 3-1/2% Bonds, Series E (herein called the "Series E Bonds"), which bonds were paid at maturity by Water Company, and otherwise modifying, amending and supplementing the Mortgage; and

             WHEREAS, as of February 1, 1955, Water Company executed and delivered to the Trustee a Fifth Supplemental Indenture of Mortgage (herein called the "Fifth Supplemental Indenture") to secure its First Mortgage 3-5/8% Bonds, Series F (herein called the "Series F Bonds"), which bonds were paid at maturity by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of December 1, 1959, Water Company executed and delivered to the Trustee a Sixth Supplemental Indenture of Mortgage (herein called the "Sixth Supplemental Indenture") to secure its First Mortgage 5-3/4% Bonds, Series G (herein called the "Series G Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of January 15, 1963, Water Company executed and delivered to the Trustee a Seventh Supplemental Indenture of Mortgage (herein called the "Seventh Supplemental Indenture") to secure its First Mortgage 4-1/2% Bonds, Series H (herein called the "Series H Bonds"), which bonds were paid at maturity by Water Company and otherwise supplementing the Mortgage; and

                  WHEREAS, as of July 1, 1964, Water Company executed and delivered to the Trustee, an Eighth Supplemental Indenture of Mortgage (herein called the "Eighth Supplemental Indenture") to secure its First Mortgage 4 3/4% Bonds, Series I (herein called the "Series I Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of June 1, 1965, Water Company executed and delivered to the Trustee a Ninth Supplemental Indenture of Mortgage (herein called the "Ninth Supplemental Indenture") to secure its First Mortgage 4-3/4% Bonds, Series J (herein called the "Series J Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of February 1, 1968, Water Company executed and delivered to the Trustee a Tenth Supplemental Indenture of Mortgage (herein called the "Tenth Supplemental Indenture") to secure its First Mortgage 6-3/4% Bonds, Series K (herein called the "Series K Bonds"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of December 1, 1968, Water Company executed and delivered to the Trustee an Eleventh Supplemental Indenture of Mortgage (herein called the "Eleventh Supplemental Indenture") to secure its First Mortgage 6-7/8% Bonds, Series L (herein called the "Series L Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of December 1, 1970, Water Company executed and delivered to the Trustee a Twelfth Supplemental Indenture of Mortgage (herein called the "Twelfth Supplemental Indenture") to secure its First Mortgage 10% Bonds, Series M (herein called the "Series M Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of December 1, 1972, Water Company executed and delivered to the Trustee a Thirteenth Supplemental Indenture of Mortgage (herein called the "Thirteenth Supplemental Indenture") to secure its First Mortgage 8-1/8% Bonds, Series N (herein called the "Series N Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of April 1, 1979, Water Company executed and delivered to the Trustee a Fourteenth Supplemental Indenture of Mortgage (herein called the "Fourteenth Supplemental Indenture") to secure its First Mortgage 7% Bonds, Series 0 (herein called the "Series 0 Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of April 1, 1983, Water Company executed and delivered to the Trustee a Fifteenth Supplemental Indenture of Mortgage (herein called the "Fifteenth Supplemental Indenture") to secure its First Mortgage 10-1/2% Bonds, Series P (herein called the "Series P Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of August 1, 1988, Water Company executed and delivered to the Trustee a Sixteenth Supplemental Indenture of Mortgage (herein called the "Sixteenth Supplemental Indenture") to secure its First Mortgage 8% Bonds, Series Q (herein called the "Series Q Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage; and

                  WHEREAS, as of June 15, 1991, Water Company executed and delivered to the Trustee a Seventeenth Supplemental Indenture of Mortgage (herein called the "Seventeenth Supplemental Indenture") to secure its First Mortgage 7.25% Bonds, Series R (herein called the "Series R Bonds") and otherwise supplementing the Mortgage; and

                  WHEREAS, as of March 1, 1993, Water Company executed and delivered to the Trustee a Supplementary Indenture of Mortgage to the Fifteenth Supplemental Indenture of Mortgage (herein called the "Supplementary Indenture to the Fifteenth Supplemental Indenture") to secure its First Mortgage 2 7/8%, Series P-1 (herein called the "Series P-1 Bonds"), which bonds have since been redeemed by Water Company, and otherwise supplementing the Mortgage.

                  WHEREAS, as of September 1, 1993, Water Company executed and delivered to the Trustee an Eighteenth Supplemental Indenture of Mortgage (herein called the "Eighteenth Supplemental Indenture") to secure its First Mortgage 5.20% Bonds, Series S (herein called the "Series S Bonds"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of September 1, 1993, Water Company executed and delivered to the Trustee a Nineteenth Supplemental Indenture of Mortgage (herein called the "Nineteenth Supplemental Indenture") to secure its First Mortgage 5.25% Bonds, Series T (herein called the "Series T Bonds"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of January 1, 1994, Water Company executed and delivered to Trustee a Twentieth Supplemental Indenture of Mortgage (herein called the "Twentieth Supplemental Indenture") to secure its First Mortgage 6.4% Bonds, Series U (herein called the "Series U Bonds"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of January 1, 1994, Water Company executed and delivered to Trustee a Twenty-First Supplemental Indenture of Mortgage (herein called the "Twenty-First Supplemental Indenture") to secure its First Mortgage 5.25% Bonds, Series V (herein called the "Series V Bonds"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of March 1, 1998, Water Company executed and delivered to Trustee a Twenty-Second Supplemental Indenture of Mortgage (herein called the "Twenty-Second Supplemental Indenture") to secure its First Mortgage 5.35% Bonds, Series W (herein called the "Series W Bonds"), and otherwise supplementing the Mortgage; and

         WHEREAS, as of October 15, 1998, Water Company executed and delivered to Trustee a Twenty-Third Supplemental Indenture of Mortgage (herein called the "Twenty-Third Supplemental Indenture") to secure its First Mortgage 0% Bond, Series X (herein called the "Series X Bond"), and otherwise supplementing the Mortgage; and

                  WHEREAS, as of October 15, 1998, Water Company executed and delivered to Trustee a Twenty-Fourth Supplemental Indenture of Mortgage (herein called the "Twenty-Fourth Supplemental Indenture") to secure its First Mortgage Scheduled Interest Rate Bonds, Series Y (herein called the "Series Y Bond"), and otherwise supplementing the Mortgage; and

                  WHEREAS,  Water Company deems it necessary to borrow money and to  issue  its  bonds  therefor,  to be  secured  by the  Mortgage,  the  Second
Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture, the Fourteenth Supplemental Indenture, the
Fifteenth Supplemental Indenture, the Sixteenth Supplemental Indenture, the Seventeenth Supplemental Indenture, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third, the Twenty-Fourth, and by this Twenty-Fifth Supplemental Indenture;

                  WHEREAS, Water Company desires to authorize and create a series of bonds under which a single bond shall be issued limited to an aggregate principal amount of $2,150,000.00 designated Series Z and to be known as its "First Mortgage 0% Bonds, Series Z" (herein called the "Series Z Bond"), it being the intention of the parties that the Series Z Bond shall, together with all other Bonds issued under the Mortgage and all indentures supplemental thereto, be entitled to priority over all other obligations of the Water Company and shall be secured by a prior first lien on all the mortgaged property, subject only to the prior liens specifically permitted under the Mortgage or under any indenture supplemental thereto; and

                  WHEREAS, Water Company desires that the Series Z Bond shall be issued to fund payment of the principal of $2,150,000.00, the amount borrowed from the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection ("State") under the Loan Agreement dated as of November 1, 1999 (the "Loan Agreement") by and between the State and the Water Company, or such lesser amount as shall be determined in accordance with Section 3.01 of the Loan Agreement, plus any other amounts due and owing under the Loan Agreement at the time and in the amounts as provided therein, which principal amount is to be applied for the cleaning and lining of certain pipes and mains which are utilized by Water Company for the furnishing of water in its New Jersey service area; and

                  WHEREAS, the State requires as a condition of making the loan documented by the Loan Agreement, that a single Series Z Bond be issued to the State, that such Bond evidence the payment obligations of the Water Company under Section 3.03(a) of the Loan Agreement, that payments under the Series Z Bond be made to the Loan Servicer (as defined in the Loan Agreement) for the account of the State, that the Series Z Bond be subject to assignment or transfer in accordance with the terms of the Loan Agreement, that all of the terms, conditions and provisions of the Loan Agreement be expressly incorporated by reference into the Series Z Bond, that the obligations of the Water Company under the Series Z Bond shall be absolute and unconditional, without any defense or right of set-off, counterclaim or recoupment by reason of default by the State under the Loan Agreement or under any other agreement between the Water Company and the State or out of any indebtedness or liability at any time owing to the Water Company or for any other reason, that the Series Z Bond be subject to optional prepayment under the terms and conditions and in the amounts provided in Section 3.07 of the Loan Agreement, and that the Series Z Bond may be subject to acceleration under the terms and conditions and in the amounts, provided in Section 5.03 of the Loan Agreement; and

                  WHEREAS, Water Company represents that all acts and proceedings required by law and by the Charter and By-Laws of Water Company, and by the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture, and the Eighteenth, the Nineteenth, the
Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures (to the extent applicable) necessary to make the Series Z Bond, when executed by Water Company, authenticated and delivered by the Trustee, and duly issued, the valid, binding and legal obligations of Water Company and to constitute this Twenty-Fifth Supplemental Indenture a valid and binding supplement to the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures, in accordance with its and their terms, for the security of all bonds issued and which may hereafter be issued pursuant to the Mortgage and all indentures supplemental thereto, have been done and performed; and the execution and delivery of this Twenty-Fifth Supplemental Indenture have been in all respects duly authorized;

                  NOW  THEREFORE,  THIS  INDENTURE  WITNESSETH,  that for and in consideration of the premises, and of the sum of One Dollar ($1.00), lawful money of the United States of America, by each of the parties paid to the other, at or before the delivery hereof, and for other valuable consideration, the receipt  and  sufficiency  whereof is hereby  acknowledged,  Water  Company  has executed and delivered this Twenty-Fifth Supplemental Indenture, and has granted, bargained, sold, aliened, enfeoffed, conveyed and confirmed, and by these presents does grant, bargain, sell, alien, enfeoff, convey and confirm, unto to the Trustee, its successors and assigns forever, all real property of Water Company, together with all appurtenances and contracts, rights, privileges, permits and franchises used or useful in connection with the business of the Water Company as a water company or as a water utility or used directly for the purpose of supplying water, granted, bargained, sold, aliened, enfeoffed, conveyed and confirmed unto the Trustee by the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth Supplemental Indentures, and the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures, or intended to be (including without limitation all such property acquired by Water Company since October 15, 1998, and all such property which Water Company may hereafter acquire), subject, however, to Permissible Encumbrances, and excepting all Property heretofore released from the lien of the Mortgage and the indentures supplemental thereto, and excepting all property of Water Company which is not used or useful in connection with its business as a water company or as a water utility as well as all personal property (both tangible and intangible) as to which a security interest may not be perfected by a filing under the Uniform Commercial Code as in effect in the State of New Jersey;

                  TO HAVE AND TO HOLD all and singular the above granted property, unto the Trustee, its successors and assigns forever, IN TRUST, nevertheless, for the equal and proportionate use, benefit, security and protection of those who from time to time shall hold any bonds which have been or may be issued under the Mortgage or any indenture supplemental thereto, without any discrimination, preference or priority of any one bond over any other by reason of priority in the time of issue, sale or negotiation thereof or otherwise, except as otherwise in the Mortgage or in any indenture supplemental thereto provided; and in trust for enforcing the payment of the principal of and the interest on such bonds, according to the tenor, purport and effect of the bonds and of the Mortgage and all indentures supplemental thereto and for enforcing the terms, provisions, covenants and stipulations therein and in the bonds set forth; and upon the trust, uses and purposes and subject to the covenants, agreements and conditions set forth and declared in the Mortgage as modified, amended and supplemented by all indentures supplemental thereto;

                  AND the parties do hereby covenant and agree that the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures be and hereby are supplemented as hereinafter provided, and that the above granted property is to be held and applied subject to the covenants, conditions, uses and trusts set forth in the Mortgage, as modified, amended and supplemented by such Supplemental Indentures and this Twenty-Fifth Supplemental Indenture; and Water Company for itself and its successors does hereby covenant and agree to and with the Trustee, and its successors in said trust, for the equal benefit of all present and future holders and registered owners of the bonds issued under the Mortgage and all indentures supplemental thereto, as follows:

                                    ARTICLE I

                        First Mortgage 0% Bonds, Series Z

                  Section 1. Water Company hereby creates a series of bonds to be issued under and secured by the Mortgage, the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, and Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture, the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures and by this Twenty-Fifth Supplemental Indenture, and to be designated as, and to be distinguished from the bonds of all other series by the title, "First Mortgage 0% Bond, Series Z". The Series Z Bond shall be issued only as a single registered bond without coupons in the principal amount of the Loan under the Loan Agreement; shall be dated as of November 1, 1999; and shall be issued in non-negotiable form to the State. The Series Z Bond shall bear no interest, shall state that, subject to certain limitations, the Mortgage and all indentures supplemental thereto may be modified, amended or supplemented as provided in the Mortgage as heretofore supplemented; shall mature on September 1, 2019, and shall be earlier redeemable
(i) under the terms and conditions and in the amounts provided in Section 3.07 of the Loan Agreement at the option of the Water Company with, to the extent required by the July 28,1999 Order (Docket No. WF99050343) of the Board of Public Utilities of the State of New Jersey ("BPU") and/or required by then applicable law and regulations, the prior approval of the BPU, (ii) as, when and to the extent mandated pursuant to subsection B of Section 4 of Article VIII of the Second Supplemental Indenture; and shall be subject to, entitled to the benefit of, and expressly incorporate by reference, all of the terms, conditions and provisions of the Loan Agreement.

         The Series Z Bond shall evidence the obligation to pay to the order of the State the principal amount of the loan made by the State under the Loan
Agreement which shall be $2,150,000.00 or such lesser amount as determined in accordance with Section 3.01 of the Loan Agreement, at the times and in the amounts determined as provided in the Loan Agreement, plus any other amounts due and owing under the Loan Agreement at the times and in the amounts as provided therein. The obligations of the Water Company to make payments under the Series Z Bond are absolute and unconditional, without any defense or right of set-off, counterclaim or recoupment by reason of any default by the State under the Loan Agreement or under any other agreement between the Water Company and the State or out of any indebtedness or liability at any time owing to the Water Company by the State or for any other reason. The Series Z Bond is subject to assignment or transfer in accordance with the terms of the Loan Agreement. The Series Z Bond is subject to acceleration under the terms and conditions, and in the amounts, provided in Section 5.03 of the Loan Agreement. Payments under the Series Z Bond shall, except as otherwise provided in the Loan Agreement, be made directly to the Loan Servicer (as defined in the Loan Agreement), for the account of the State.

         In addition to any other default provided for under the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth, Supplemental Indentures and the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth
Supplemental Indentures, it shall be a default under this Twenty-Fifth Supplemental Indenture if payment of principal is not made when the same shall become due and payable in installments, at maturity, upon redemption or otherwise.

                  Section 2. Disbursements of the proceeds of the loan from the State under the Loan Agreement evidenced by the Series Z Bond shall be made by the State to the Water Company upon receipt by the State of requisitions from the Water Company executed and delivered in accordance with the requirements set forth in Section 3.02 of the Loan Agreement.

                  Section 3. The Series Z Bond and the certificate of authentication of the Trustee to be executed thereon shall be substantially in the form prescribed for registered bonds without coupons in the Second Supplemental Indenture (except that there may be deleted therefrom all references to the issuance of coupon bonds in exchange therefor); shall be in the form attached to this Twenty-Fifth Supplemental Indenture as Exhibit A; and shall contain appropriate references to this Twenty-Fifth Supplemental Indenture in addition to the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures and the
Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures and appropriate changes with respect to the aggregate principal amount, interest rate, redemption dates and provisions, and maturity date of the Series Z Bond, and with appropriate reference to the provision of the Fourth Supplemental Indenture that, subject to certain limitations, the Mortgage and all indentures supplemental thereto may be modified, amended or supplemented only as provided in the Mortgage and except that the Series Z Bond shall not contain any references to a sinking fund.

                  Section 4. Subject to the provisions of the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures, forthwith upon the execution and delivery of this Twenty-Fifth Supplemental Indenture, or from time to time thereafter, Series Z Bond in an aggregate principal amount of $2,150,000.00 may be executed by Water Company and delivered to the Trustee for authentication and shall thereupon be authenticated and delivered by the Trustee upon the written order of Water Company, signed by its President or a Vice President and its Treasurer or Assistant Treasurer, in such denominations and registered in such name or names as may be specified in such written order.

                  Section 5. Sections 4(A)(iii) and (iv) of Article VIII of the Second Supplemental Indenture shall not be available to the Water Company with respect to the Series Z Bond. The Water Company shall issue its written order under Section 4(a)(i) or (ii), as the case may be, reasonably promptly after receipt by the Trustee of proceeds of sale, eminent domain or insurance (not otherwise to be paid directly to the Company under the Mortgage as supplemented by the Supplemental Indentures including this Twenty-Fifth Supplemental Indenture).


                                   ARTICLE II

                                  Miscellaneous

                  Section 1. The provisions of the Mortgage as modified, amended and supplemented by the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures, and as modified and extended by this Twenty-Fifth Supplemental Indenture are hereby reaffirmed. Except insofar as they are inconsistent with the provisions hereof, the provisions of the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures and the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures with respect to the Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J, Series K, Series L, Series M, Series N, Series O, Series P, Series Q, Series R, Series P-1, Series S, Series T, Series U, Series V, Series W, Series X and Series Y Bonds shall apply to the Series Z Bond to the same extent as if they were set forth herein in full. Unless there is something in the subject or context repugnant to such construction, each reference in the Mortgage and the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture and the Eighteenth, the Nineteenth, the Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures to the Mortgage or any of such Supplemental Indentures shall be construed as also referring to this Twenty-Fifth Supplemental Indenture. The Mortgage and all indentures supplemental thereto may be modified, amended or supplemented by Water Company with prior notice by the Water Company to but without the consent of any of the bondholders to accomplish any more of the following:

                  (1) to cure any ambiguity, supply any omission, or cure or correct any defect or inconsistent provision in the Mortgage or any indenture supplemental thereto;

                  (2) to cure any ambiguity, supply any omission, or cure or correct any defect in any description of the Mortgaged Property, if such action is not adverse to the interests of the bondholder;

                  (3) to insert such provisions clarifying matters or questions arising under the Mortgage or any indenture supplemental thereto as are necessary or desirable and are not contrary to or inconsistent with the Mortgage or any indenture supplemental thereto as in effect; or

                  (4) to restate the Mortgage as supplemented by the Supplemental Indentures as a single integrated document which may add headings, an index and other provisions aiding the convenience of use.

The terms and provisions of the Series Z Bond shall not be amended by, and the Series Z Bond shall not be entitled to the benefit of any covenant, term or condition contained in any subsequent supplemental indenture without the express written concurrence of the Water Company.

                  Section 2. The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity and sufficiency of this Twenty-Fifth Supplemental Indenture or the due execution hereof by Water Company or for the recitals contained herein, all of which recitals are made by Water Company solely.

                  Section 3. The Trustee hereby accepts the trusts hereby declared and provided and agrees to perform the same upon the terms and conditions in the Mortgage, the Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, the Supplementary Indenture to the Fifteenth Supplemental Indenture, the Eighteenth, the Nineteenth, Twentieth, the Twenty-First, the Twenty-Second, the Twenty-Third and the Twenty-Fourth Supplemental Indentures and this Twenty-Fifth Supplemental Indenture set forth. The Trustee also hereby agrees to execute and deliver the Escrow Agreement (as defined in the Loan Agreement and to appoint the Escrow Agent named therein as agent as set out therein.

                  Section 4. The Trustee hereby authorizes the Loan Servicer to accept payments made by Water Company of principal of the Series Z Bond for the account of the State.

                  Section 5. This Twenty-Fifth Supplemental Indenture has been executed simultaneously in several counterparts and all of said counterparts executed and delivered, each as an original, shall constitute one and the same instrument.

                  Section 6. Although this Twenty-Fifth Supplemental Indenture, for convenience and for the purpose of reference, is dated as of October 15,1999, the actual date of execution by Water Company and the Trustee is as shown by their respective acknowledgments hereto annexed, and the actual date of delivery hereof by Water Company and the Trustee is the date of the closing of the sale of the Series Z Bonds by Water Company.

                  Section 7. In any case where the payment of principal of the Series Z Bond or the date fixed for redemption of any Series Z Bond shall be a Saturday or Sunday or a legal holiday or a day on which banking institutions in the City of the principal corporate trust office of the Loan Servicer is located are authorized by law to close, then payment of interest or principal or redemption price need not be made on such date but may be made on the next proceeding business day with the same force and effect as if made on the date of maturity or the date fixed for redemption, and no interest on such payment shall accrue after such date.

                  THE MORTGAGOR HEREBY DECLARES AND ACKNOWLEDGES THAT IT HAS RECEIVED, WITHOUT CHARGE, A TRUE COPY OF THIS MORTGAGE.

                  IN WITNESS WHEREOF said MIDDLESEX WATER COMPANY has caused these presents to be signed by its President and its corporate seal to be hereunto affixed, and duly attested by its Secretary; and in testimony of its acceptance of the trusts created, FIRST UNION NATIONAL BANK, as successor to United Counties Trust Company, has caused these presents to be signed by an Officer or Corporate Trust Officer and its corporate seal to be hereunto affixed and duly attested by an Officer or Corporate Trust Officer, as of the day and year first above written.

ATTEST:                                     MIDDLESEX WATER COMPANY


_________________________             By:   _____________________________
Marion F. Reynolds                          J. Richard Tompkins
Vice President, Secretary                   Chairman of the Board and
  and Treasurer                             President




ATTEST:                                     FIRST UNION NATIONAL BANK


                                       By:  _____________________________
                                            Rick Barnes
Thomas J. Brett                             Corporate Trust Officer
Assistant Vice President

STATE OF NEW JERSEY:
                   :  ss:
COUNTY OF ESSEX    :


                  BE IT REMEMBERED, that on this day of , 1999, before me, the subscriber, personally appeared Marion F. Reynolds, who, being by me duly sworn according to law, on her oath deposes and says and makes proof to my satisfaction that she is the Vice President, Secretary and Treasurer of Middlesex Water Company, one of the corporations named in and which executed the foregoing Twenty-Fifth Supplemental Indenture; that she is the attesting witness to said Twenty-Fifth Supplemental Indenture; that she well knows the seal of said corporation and that the seal thereto affixed is the proper common or corporate seal of Middlesex Water Company; that J. Richard Tompkins is Chairman of the Board and President of said corporation; that this deponent saw the said
J. Richard Tompkins as such Chairman of the Board and President sign said Twenty-Fifth Supplemental Indenture, and affix said seal thereto and heard him declare that he signed, sealed and delivered the same as the voluntary act and deed of the said corporation, for the uses and purposes therein expressed, he being duly authorized by resolution of the Board of Directors of the said corporation.


                                                          ----------------------
                                                          Marion F. Reynolds


Sworn and subscribed to before me the day and year aforesaid.



----------------------------

STATE OF NEW JERSEY:
                   :  ss:
COUNTY OF ESSEX    :


             BE IT REMEMBERED, that on this day of , 1999, before me, the subscriber, personally appeared Rick Barnes, who, being by me duly sworn according to law, on his oath deposes and says and makes proof to my satisfaction that he is the Assistant Vice President of First Union National Bank, one of the corporations named in and which executed the foregoing Twenty-Fifth Supplemental Indenture; that he is the attesting witness to said Twenty-Fifth Supplemental Indenture; that he well knows the seal of First Union National Bank and that the seal thereto affixed is the proper common or corporate seal of First Union National Bank; that Thomas J. Brett is the Corporate Trust Officer of said corporation; that this deponent saw the said Thomas J. Brett, as Corporate Trust Officer sign said Twenty-Fifth Supplemental Indenture, and affix said seal thereto and heard him declare that he signed, sealed and delivered the same as the voluntary act and deed of the said corporation, for the uses and purposes therein expressed, he being duly authorized by said corporation.




                                                     Rick Barnes
                                                     Assistant Vice President


Sworn and subscribed to before me the day and year aforesaid.

------------------------------

                                 LOAN AGREEMENT

                                 BY AND BETWEEN

                            THE STATE OF NEW JERSEY,

                      ACTING BY AND THROUGH THE NEW JERSEY
                     DEPARTMENT OF ENVIRONMENTAL PROTECTION,

                                       AND

                             MIDDLESEX WATER COMPANY





                          DATED AS OF NOVEMBER 1, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    ARTICLE I

                                   DEFINITIONS

SECTION 1.01.  Definitions ...............................................    2

                                   ARTICLE II

                    REPRESENTATIONS AND COVENANTS OF BORROWER

SECTION 2.01.  Representations of Borrower................................    6
SECTION 2.02.  Particular Covenants of Borrower...........................    9

                                   ARTICLE III

              LOAN TO BORROWER; AMOUNTS PAYABLE; GENERAL AGREEMENTS

SECTION 3.01.  Loan; Loan Term...........................................    14
SECTION 3.02.  Disbursement of Loan Proceeds..............................   14
SECTION 3.03.  Amounts Payable............................................   15
SECTION 3.04.  Unconditional Obligations..................................   16
SECTION 3.05.  Loan Agreement to Survive Loan.............................   16
SECTION 3.06.  Disclaimer of Warranties and Indemnification...............   16
SECTION 3.07.  Option to Prepay Loan Repayments...........................   17
SECTION 3.08.  Priority of Loan and Trust Loan............................   17

                                   ARTICLE IV

                 ASSIGNMENT OF LOAN AGREEMENT AND BORROWER BOND

SECTION 4.01.  Assignment and Transfer by State............................  19
SECTION 4.02.  Assignment by Borrower......................................  19

                                    ARTICLE V

                         EVENTS OF DEFAULT AND REMEDIES

SECTION 5.01.  Events of Default...........................................  20
SECTION 5.02.  Notice of Default...........................................  21
SECTION 5.03.  Remedies on Default.........................................  21
SECTION 5.04.  Attorneys' Fees and Other Expenses..........................  21
SECTION 5.05.  Application of Moneys.......................................  21
SECTION 5.06.  No Remedy Exclusive; Waiver; Notice.........................  21
SECTION 5.07.  Retention of State's Rights.................................  22

                                   ARTICLE VI

                                  MISCELLANEOUS

SECTION 6.01.  Notices ....................................................  23
SECTION 6.02.  Binding Effect..............................................  23
SECTION 6.03.  Severability................................................  23
SECTION 6.04.  Amendments, Supplements and Modifications...................  23
SECTION 6.05.  Execution in Counterparts...................................  24
SECTION 6.06.  Applicable Law and Regulations..............................  24
SECTION 6.07.  Consents and Approvals......................................  24
SECTION 6.08.  Captions ...................................................  24
SECTION 6.09.  Further Assurances..........................................  24

EXHIBIT A     (1) Description of Project and Environmental Infrastructure
                  System............................................       A-1-1
              (2) Description of Loan...............................       A-2-1

EXHIBIT B     Basis for Determination of Allowable Project Costs....       B-1

EXHIBIT C     Estimated Disbursement Schedule.......................       C-1

EXHIBIT D     Specimen Borrower Bond................................       D-1

EXHIBIT E     Opinions of Borrower's Bond and General Counsels......       E-1

EXHIBIT F     Additional Covenants and Requirements.................       F-1

EXHIBIT G     General Administrative Requirements for the State
                Environmental Infrastructure Financing Program......       G-1

           NEW JERSEY ENVIRONMENTAL INFRASTRUCTURE FUND LOAN AGREEMENT

         THIS LOAN AGREEMENT, made and entered into as of this 1st day of November, 1999, by and between THE STATE OF NEW JERSEY, acting by and through the New Jersey Department of Environmental Protection, and MIDDLESEX WATER COMPANY, a corporation duly created and validly existing under the laws of the State of New Jersey;

                                WITNESSETH THAT:

         WHEREAS, the Borrower has, in accordance with the Regulations, made timely application to the State for a Loan to finance a portion of the Cost of the Project (as each of the foregoing terms is defined in Section 1.01 hereof; all capitalized terms used in this Loan Agreement shall have, unless the context otherwise requires, the meanings set forth in said Section 1.01);

         WHEREAS, the State has approved the Borrower's application for a Loan from Federal Funds, if and when received by and available to the State, and moneys from repayments of loans previously made from such Federal Funds, in an amount not to exceed Two Million One Hundred Fifty Thousand Dollars ($2,150,000) to finance a portion of the Cost of the Project;

         WHEREAS,   the  New  Jersey   State   Legislature   has   approved   an
appropriations act that authorizes an expenditure of said proceeds, Federal Funds or related moneys to finance a portion of the Cost of the Project;

         WHEREAS, the Borrower, in accordance with the Business Corporation Law and all other applicable law, will issue a Borrower Bond to the State evidencing said Loan at the Loan Closing; and

         WHEREAS, in accordance with the New Jersey Environmental Infrastructure Trust Act, P.L. 1985, c. 334, as amended, and the Regulations, the Borrower has been awarded a Trust Loan for a portion of the Cost of the Project plus, if applicable to the Borrower, capitalized interest on the Trust Loan, certain costs of issuance and bond insurance premium related thereto.

         NOW, THEREFORE, for and in consideration of the award of the Loan by the State, the Borrower agrees to complete the Project and to perform under this Loan Agreement in accordance with the conditions, covenants and procedures set forth herein and attached hereto as part hereof, as follows:

                                    ARTICLE I

                                   DEFINITIONS

         SECTION 1.01. Definitions. The following terms as used in this Loan Agreement shall, unless the context clearly requires otherwise, have the following meanings:

         "Administrative Fee" means an annual fee of up to one percent (1.0%) of the initial principal amount of the Loan or such lesser amount, if any, as may be authorized by any act of the New Jersey State Legislature and as the State may approve from time to time.

         "Authorized Officer" means, in the case of the Borrower, any person or persons authorized pursuant to a resolution of the board of directors of the Borrower to perform any act or execute any document relating to the Loan, the Borrower Bond or this Loan Agreement.

         "Borrower" means the corporation that is a party to and is described in the first paragraph of this Loan Agreement, and its successors and assigns.

         "Borrower Bond" means the general obligation bond, note, debenture or other evidence of indebtedness authorized, executed, attested and delivered by the Borrower to the State and authenticated on behalf of the Borrower to evidence the Loan, a specimen of which is attached hereto as Exhibit D and made a part hereof.

         "Borrower Bond Resolution" means the indenture of the Borrower entitled "Indenture of Mortgage" dated as of April 1, 1927, as amended and supplemented from time to time, in particular by a supplemental indenture detailing the terms of the Borrower Bond dated as of November 1, 1999 and entitled "Twenty-Fifth Supplemental Indenture", pursuant to which the Borrower Bond has been issued.

         "Borrowers" means any other Local Government Unit or Private Entity (as such terms are defined in the Regulations) authorized to construct, operate and maintain Environmental Infrastructure Facilities that have entered into Loan Agreements with the State pursuant to which the State will make Loans to such recipients from Federal Funds.

         "Business Corporation Law" means the "New Jersey Business Corporation Act", constituting Chapter 263 of the Pamphlet Laws of 1968 of the State of New Jersey (codified at N.J.S.A. 14A:1-1 et seq.), as the same has been and may from time to time be amended and supplemented.

         "Code" means the Internal Revenue Code of 1986, as the same has been and may from time to time be amended and supplemented, including any regulations promulgated thereunder, any successor code thereto and any administrative or judicial interpretations thereof.

         "Cost" means those costs that are eligible, reasonable, necessary, allocable to the Project and permitted by generally accepted accounting principles, including Allowances and Building Costs (as defined in the Regulations), as shall be determined on a project-specific basis in accordance with the Regulations as set forth in Exhibit B hereto, as the same may be amended by subsequent eligible costs as evidenced by a certificate of an authorized officer of the State.

         "Environmental Infrastructure Facilities" means Water Supply Facilities (as such term is defined in the Regulations).

         "Environmental Infrastructure System" means the Environmental Infrastructure Facilities of the Borrower, including the Project, described in Exhibit A-1 attached hereto and made a part hereof for which the Borrower is borrowing the Loan under this Loan Agreement.

         "Event of Default" means any  occurrence or event  specified in Section
5.01 hereof.

         "Federal Funds" means those funds awarded to the State pursuant to the Clean Water Act (33 U.S.C.ss.1251 et seq.) or the Safe Drinking Water Act (42 U.S.C.ss.300f et seq.), as the same may from time to time be amended and supplemented.

         "Loan" means the loan made by the State to the Borrower to finance or refinance a portion of the Cost of the Project pursuant to this Loan Agreement. For all purposes of this Loan Agreement, the principal amount of the Loan at any time shall be the amount of the loan commitment set forth in Exhibit A-2 attached hereto and made a part hereof (such amount being also specified as the initial aggregate principal amount of the Borrower Bond) less any amount of such principal amount that has been repaid by the Borrower under this Loan Agreement and less any adjustment made for low bid or final building costs pursuant to the provisions of N.J.A.C. 7:22-3.26 and the appropriations act of the New Jersey State Legislature authorizing the expenditure of moneys to finance a portion of the Cost of the Project.

         "Loan Agreement" means this Loan Agreement, including the Exhibits attached hereto, as it may be supplemented, modified or amended from time to time in accordance with the terms hereof.

         "Loan Agreements" means any other loan agreements entered into by and between the State and one or more of the Borrowers pursuant to which the State will make Loans to such Borrowers from Federal Funds.

         "Loan Closing" means the date upon which the Borrower shall deliver its Borrower Bond, as previously authorized, executed, attested and authenticated, to the State.

         "Loan Repayments" means the repayments of the principal amount of the Loan payable by the Borrower pursuant to Section 3.03 of this Loan Agreement, including payments payable under the Borrower Bond, but excluding the Administrative Fee.

         "Loan Servicer" means, initially, First Union National Bank, the loan servicer for the Loan and the Trust Loan, duly appointed and designated as "Loan Servicer" pursuant to the Loan Servicing and Trust Bonds Security Agreement dated as of November 1, 1999 by and among the Trust, the State of New Jersey, acting by and through the Treasurer of the State of New Jersey on behalf of the New Jersey Department of Environmental Protection, and First Union National Bank, and any successors as "Loan Servicer" under such agreement, as the same may be modified, amended or supplemented from time to time in accordance with its terms.

         "Loan Term" means the term of this Loan Agreement  provided in Sections
3.01 and 3.03 hereof and in Exhibit A-2 attached hereto and made a part hereof.

         "Loans" means the loans made by the State to the Borrowers under the Loan Agreements from Federal Funds.

         "Master Program Trust Agreement" means that certain Master Program Trust Agreement dated as of November 1, 1995 by and among the Trust, the State of New Jersey, United States Trust Company of New York, as Master Program Trustee thereunder, The Bank of New York (NJ), in several capacities thereunder, and First Fidelity Bank, N.A. (predecessor to First Union National Bank), in several capacities thereunder, as the same may be amended and supplemented from time to time in accordance with its terms.

         "Prime Rate" means the prevailing commercial interest rate announced by the Loan Servicer from time to time in the State of New Jersey as its prime lending rate.

         "Project" means the Environmental Infrastructure Facilities of the Borrower described in Exhibit A-1 attached hereto and made a part hereof, which constitutes a project for which the State is permitted to make a loan to the Borrower pursuant to the Regulations, all or a portion of the Cost of which is financed or refinanced by the State through the making of the Loan under this Loan Agreement.

         "Regulations" means the rules and regulations, as applicable, now or hereafter promulgated under N.J.A.C. 7:22-3 et seq., 7:22-4 et seq., 7:22-5 et seq., 7:22-9 et seq. and 7:22-10 et seq., as the same may from time to time be amended and supplemented.

         "State"  means  the  State  of New  Jersey,  acting,  unless  otherwise
specifically   indicated,   by  and  through  the  New  Jersey   Department   of
Environmental Protection, and its successors and assigns.

         "Trust" means the New Jersey Environmental Infrastructure Trust, a public body corporate and politic with corporate succession duly created and validly existing under and by virtue of P.L. 1985, c. 334, as amended (N.J.S.A. 58:11B-1 et seq.).

         "Trust Loan" means the loan made to the Borrower by the Trust pursuant to the Trust Loan Agreement.

         "Trust Loan Agreement" means the loan agreement by and between the Borrower and the Trust dated as of November 1, 1999 to finance or refinance a portion of the Cost of the Project.

         Except as otherwise defined herein or where the context otherwise requires, words importing the singular number shall include the plural number and vice versa, and words importing persons shall include firms, associations, corporations, agencies and districts. Words importing one gender shall include the other gender.

                                   ARTICLE II

                    REPRESENTATIONS AND COVENANTS OF BORROWER

         SECTION 2.01. Representations of Borrower. The Borrower represents for the benefit of the State as follows:

         (a)      Organization and Authority.
                  --------------------------

                  (i) The Borrower is a corporation duly created and validly existing under the laws of the State of New Jersey.

                  (ii) The acting officials of the Borrower who are contemporaneously herewith performing or have previously performed any action contemplated in this Loan Agreement either are or, at the time any such action was performed, were the duly appointed or elected officials of such Borrower empowered by applicable New Jersey law and, if applicable, authorized by resolution of the Borrower to perform such actions. To the extent any such action was performed by an official no longer the duly acting official of such Borrower, all such actions previously taken by such official are still in full force and effect.

                  (iii) The Borrower has full legal right and authority and all necessary licenses and permits required as of the date hereof to own, operate and maintain its Environmental Infrastructure System, to carry on its activities relating thereto, to execute, attest and deliver this Loan Agreement and the Borrower Bond, to authorize the authentication of the Borrower Bond, to sell the Borrower Bond to the State, to undertake and complete the Project and to carry out and consummate all transactions contemplated by this Loan Agreement.

                  (iv) The proceedings of the Borrower's board of directors approving this Loan Agreement and the Borrower Bond, authorizing the execution, attestation and delivery of this Loan Agreement and the Borrower Bond, authorizing the sale of the Borrower Bond to the State, authorizing the authentication of the Borrower Bond on behalf of the Borrower and authorizing the Borrower to undertake and complete the Project, including, without limitation, the Borrower Bond Resolution (collectively, the "Proceedings"), have been duly and lawfully adopted in accordance with the Business Corporation Law and other applicable New Jersey law at a meeting or meetings that were duly called and held in accordance with applicable New Jersey law and at which quorums were present and acting throughout.

                  (v) By official action of the Borrower taken prior to or concurrent with the execution and delivery hereof, including, without limitation, the Proceedings, the Borrower has duly authorized, approved and consented to all necessary action to be taken by the Borrower for:
         (A) the execution, attestation, delivery and performance of this Loan Agreement and the transactions contemplated hereby; (B) the issuance of the Borrower Bond and the sale thereof to the State upon the terms set forth herein; and (C) the execution, delivery and due performance of any and all other certificates, agreements and instruments that may be required to be executed, delivered and performed by the Borrower in order to carry out, give effect to and consummate the transactions contemplated by this Loan Agreement.

                  (vi) This Loan Agreement and the Borrower Bond have each been duly authorized by the Borrower and duly executed, attested and delivered by Authorized Officers of the Borrower, and the Borrower Bond has been duly sold by the Borrower to the State, duly authenticated by the trustee or paying agent under the Borrower Bond Resolution and duly issued by the Borrower in accordance with the terms of the Borrower Bond Resolution; and assuming that the State has all the requisite power and authority to authorize, execute, attest and deliver, and has duly authorized, executed, attested and delivered, this Loan Agreement, and assuming further that this Loan Agreement is the legal, valid and binding obligation of the State, enforceable against the State in accordance with its terms, each of this Loan Agreement and the Borrower Bond constitutes a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its respective terms, except as the enforcement thereof may be affected by bankruptcy, insolvency or other laws or the application by a court of legal or equitable principles affecting creditors' rights; and the information contained under "Description of Loan" in Exhibit A-2 attached hereto and made a part hereof is true and accurate in all respects.

         (b) Full Disclosure. There is no fact that the Borrower has not disclosed to the State in writing on the Borrower's application for the Loan or otherwise that materially adversely affects or (so far as the Borrower can now foresee) that will materially adversely affect the properties, activities, prospects or condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System, or the ability of the Borrower to make all Loan Repayments or otherwise to observe and perform its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond.

         (c) Pending Litigation. There are no proceedings pending or, to the knowledge of the Borrower, threatened against or affecting the Borrower in any court or before any governmental authority or arbitration board or tribunal that, if adversely determined, would materially adversely affect (i) the undertaking or completion of the Project, (ii) the properties, activities, prospects or condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System, (iii) the ability of the Borrower to make all Loan Repayments, (iv) the authorization, execution, attestation or delivery of this Loan Agreement or the Borrower Bond, (v) the issuance of the Borrower Bond and the sale thereof to the State, (vi) the adoption of the Borrower Bond Resolution, or (vii) the Borrower's ability otherwise to observe and perform its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond, which proceedings have not been previously disclosed in writing to the State either in the Borrower's application for the Loan or otherwise.

         (d) Compliance with Existing Laws and Agreements. (i) The authorization, execution, attestation and delivery of this Loan Agreement and the Borrower Bond by the Borrower, (ii) the authentication of the Borrower Bond by the trustee or paying agent under the Borrower Bond Resolution, as the case may be, and the sale of the Borrower Bond to the State, (iii) the adoption of the Borrower Bond Resolution, (iv) the observation and performance by the Borrower of its duties, covenants, obligations and agreements hereunder and thereunder, (v) the consummation of the transactions provided for in this Loan Agreement, the Borrower Bond Resolution and the Borrower Bond, and (vi) the undertaking and completion of the Project will not (A) other than the lien, charge or encumbrance created hereby, by the Borrower Bond, by the Borrower Bond Resolution and by any other outstanding debt obligations of the Borrower that are at parity with the Borrower Bond as to lien on, and source and security for payment thereon from, the revenues of the Borrower's Environmental

Infrastructure System, result in the creation or imposition of any lien, charge or encumbrance upon any properties or assets of the Borrower pursuant to, (B) result in any breach of any of the terms, conditions or provisions of, or (C) constitute a default under, any existing resolution, outstanding debt or lease obligation, trust agreement, indenture, mortgage, deed of trust, loan agreement or other instrument to which the Borrower is a party or by which the Borrower, its Environmental Infrastructure System or any of its properties or assets may be bound, nor will such action result in any violation of the provisions of the charter or other document pursuant to which the Borrower was established or any laws, ordinances, injunctions, judgments, decrees, rules, regulations or existing orders of any court or governmental or administrative agency, authority or person to which the Borrower, its Environmental Infrastructure System or its properties or operations is subject.

         (e) No Defaults. No event has occurred and no condition exists that, upon the authorization, execution, attestation and delivery of this Loan Agreement and the Borrower Bond, the issuance of the Borrower Bond and the sale thereof to the State, the adoption of the Borrower Bond Resolution or the receipt of the amount of the Loan, would constitute an Event of Default hereunder. Since December 31, 1975 and as of the date of delivery of this Loan Agreement, the Borrower has not been, and is not now, in default in the payment of the principal of or interest on any of its bonds, notes, lease purchase agreements or other debt obligations. The Borrower is not in violation of, and has not received notice of any claimed violation of, any term of any agreement or other instrument to which it is a party or by which it, its Environmental Infrastructure System or its properties may be bound, which violation would materially adversely affect the properties, activities, prospects or condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System or the ability of the Borrower to make all Loan Repayments, to pay all principal of the Borrower Bond or otherwise to observe and perform its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond.

         (f) Governmental Consent. The Borrower has obtained all permits and approvals required to date by any governmental body or officer for the authorization, execution, attestation and delivery of this Loan Agreement and the Borrower Bond, for the issuance of the Borrower Bond and the sale thereof to the State, for the adoption of the Borrower Bond Resolution, for the making, observance and performance by the Borrower of its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond and for the undertaking or completion of the Project and the financing or refinancing thereof, including, but not limited to, the approval by the New Jersey Board of Public Utilities (the "BPU") of the issuance by the Borrower of the Borrower Bond to the State and any other approvals required therefor by the BPU; and the Borrower has complied with all applicable provisions of law requiring any notification, declaration, filing or registration with any governmental body or officer in connection with the making, observance and performance by the Borrower of its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond or with the undertaking or completion of the Project and the financing or refinancing thereof. No consent, approval or authorization of, or filing, registration or qualification with, any governmental body or officer that has not been obtained is required on the part of the Borrower as a condition to the authorization, execution, attestation and delivery of this Loan Agreement and the Borrower Bond, the issuance of the Borrower Bond and the sale thereof to the State, the undertaking or completion of the Project or the consummation of any transaction herein contemplated.

         (g)      Compliance with Law.  The Borrower:
                  -------------------

                  (i) is in compliance with all laws, ordinances, governmental rules and regulations to which it is subject, the failure to comply with which would materially adversely affect (A) the ability of the Borrower to conduct its activities or to undertake or complete the Project or (B) the condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System; and

                  (ii) has obtained all licenses, permits, franchises or other governmental authorizations presently necessary for the ownership of its properties or for the conduct of its activities that, if not obtained, would materially adversely affect (A) the ability of the Borrower to conduct its activities or to undertake or complete the Project or (B) the condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System.

         (h) Use of Proceeds. The Borrower will apply the proceeds of the Loan from the State as described in Exhibit B attached hereto and made a part hereof
(i) to finance or refinance a portion of the Cost of the Borrower's Project; and
(ii) where applicable, to reimburse the Borrower for a portion of the Cost of the Borrower's Project, which portion was paid or incurred in anticipation of reimbursement by the State and is eligible for such reimbursement under and pursuant to the Regulations, the Code and any other applicable law. All of such costs constitute Costs for which the State is authorized to make Loans to the Borrower pursuant to the Regulations.

         SECTION 2.02.  Particular Covenants of Borrower.

         (a) Promise to Pay. The Borrower unconditionally promises, in accordance with the terms of and to the extent provided in the Borrower Bond Resolution, to make punctual payment of the principal of the Loan and the Borrower Bond and all other amounts due under this Loan Agreement and the Borrower Bond according to their respective terms.

         (b) Performance Under Loan Agreement; Rates. The Borrower covenants and agrees (i) to comply with all applicable State of New Jersey and federal laws, rules and regulations in the performance of this Loan Agreement; (ii) to maintain its Environmental Infrastructure System in good repair and operating condition; (iii) to cooperate with the State in the observance and performance of the respective duties, covenants, obligations and agreements of the Borrower and the State under this Loan Agreement; and (iv) to establish, levy and collect rents, rates and other charges for the products and services provided by its Environmental Infrastructure System, which rents, rates and other charges shall be at least sufficient to comply with all covenants pertaining thereto contained in, and all other provisions of, any bond resolution, trust indenture or other security agreement, if any, relating to any bonds, notes or other evidences of indebtedness issued or to be issued by the Borrower.

         (c) Borrower  Bond; No Prior Liens.  Except for (i) the Borrower  Bond,
(ii) any bonds at parity with the Borrower Bond and currently outstanding or issued on the date hereof, (iii) any future bonds of the Borrower issued under the Borrower Bond Resolution at parity with the Borrower Bond, and (iv) any Permitted Encumbrances (as defined in the Borrower Bond Resolution), the assets of the Borrower that are subject to the Borrower Bond Resolution are and will be free and clear of any pledge, lien, charge or encumbrance thereon or with respect thereto prior to, or of equal rank with, the Borrower Bond, and all corporate or other action on the part of the Borrower to that end has been and will be duly and validly taken.

         (d) Completion of Project and Provision of Moneys Therefor. The Borrower covenants and agrees (i) to exercise its best efforts in accordance with prudent environmental infrastructure utility practice to complete the Project and to accomplish such completion on or before the estimated Project completion date set forth in Exhibit G hereto and made a part hereof; (ii) to comply with the terms and provisions contained in Exhibit G hereto; and (iii) to provide from its own fiscal resources all moneys, in excess of the total amount of loan proceeds it receives under the Loan and Trust Loan, required to complete the Project.

         (e) Disposition of Environmental Infrastructure System. The Borrower shall not permit the disposition of all or substantially all of its Environmental Infrastructure System, directly or indirectly, including, without limitation, by means of sale, lease, abandonment, sale of stock, statutory merger or otherwise (collectively, a "Disposition"), except on ninety (90) days' prior written notice to the State, and, in any event, shall not permit a Disposition unless the Borrower shall, in accordance with Section 4.02 hereof, assign this Loan Agreement and the Borrower Bond and its rights and interests hereunder and thereunder to the purchaser or lessee of the Environmental Infrastructure System, and such purchaser or lessee shall assume all duties, covenants, obligations and agreements of the Borrower under this Loan Agreement and the Borrower Bond.

         (f)      [Reserved.]

         (g) Operation and Maintenance of Environmental Infrastructure System. The Borrower covenants and agrees that it shall, in accordance with prudent environmental infrastructure utility practice, (i) at all times operate the properties of its Environmental Infrastructure System and any business in connection therewith in an efficient manner, (ii) maintain its Environmental Infrastructure System in good repair, working order and operating condition, and
(iii) from time to time make all necessary and proper repairs, renewals, replacements, additions, betterments and improvements with respect to its Environmental Infrastructure System so that at all times the business carried on in connection therewith shall be properly and advantageously conducted; provided, that no provision of this subsection shall prevent the sale, lease, abandonment or other disposition of property that comprises a portion of the Borrower's Environmental Infrastructure System, so long as such sale, lease, abandonment or other disposition does not materially adversely affect the Borrower's Environmental Infrastructure System.

         (h) Records and Accounts. The Borrower shall keep accurate records and accounts for its Environmental Infrastructure System specifically relating to the Project (the "Project Records") separate and distinct from its other records and accounts (the "General Records"). Such Project Records shall be audited annually by an independent certified public accountant, which may be part of the annual audit of the General Records of the Borrower. Such Project Records and General Records shall be made available for inspection by the State at any reasonable time upon prior written notice, and a copy of such annual audit(s) therefor, including all written comments and recommendations of such accountant, shall be furnished to the State within 150 days of the close of the fiscal year being so audited or, with the consent of the State, such additional period as may be provided by law.

         (i) Inspections; Information. The Borrower shall permit the State and any party designated by the State, at any and all reasonable times during construction of the Project and thereafter upon prior written notice, to examine, visit and inspect the property, if any, constituting the Project and to inspect and make copies of any accounts, books and records, including (without limitation) its records regarding receipts, disbursements, contracts, investments and any other matters relating thereto and to its financial standing, and shall supply such reports and information as the State may reasonably require in connection therewith.

         (j) Insurance. The Borrower shall maintain or cause to be maintained, in force, insurance policies with responsible insurers or self-insurance programs providing against risk of direct physical loss, damage or destruction of its Environmental Infrastructure System at least to the extent that similar insurance is usually carried by utilities constructing, operating and maintaining Environmental Infrastructure Facilities of the nature of the Borrower's Environmental Infrastructure System, including liability coverage, all to the extent available at reasonable cost but in no case less than will satisfy all applicable regulatory requirements.

         (k) Cost of Project. The Borrower certifies that the building cost of the Project, as listed in Exhibit B hereto and made a part hereof, is a reasonable and accurate estimation thereof, and it will supply to the State a certificate from a licensed professional engineer authorized to practice in the State of New Jersey stating that such building cost is a reasonable and accurate estimation and that the useful life of the Project exceeds twenty (20) years from the expected date of the Loan Closing.

         (l) Delivery of Documents. Concurrently with the delivery of this Loan Agreement (as previously authorized, executed and attested) at the Loan Closing, the Borrower will cause to be delivered to the State each of the following items:

                  (i) an opinion of the Borrower's bond counsel substantially in the form of Exhibit E hereto; provided, however, that the State may permit portions of such opinion to be rendered by general counsel to the Borrower and may permit variances in such opinion from the form set forth in Exhibit E if such variances are acceptable to the State;

                  (ii) counterparts of this Loan Agreement as previously executed and attested by the parties hereto;

                  (iii) copies of those resolutions finally adopted by the board of directors of the Borrower and requested by the State, including, without limitation, (A) the resolution of the Borrower authorizing the execution, attestation and delivery of this Loan Agreement, (B) the Borrower Bond Resolution, as amended and supplemented as of the date of the Loan Closing, authorizing the execution, attestation, authentication, sale and delivery of the Borrower Bond to the State,
         (C) the resolution of the Borrower confirming the details of the sale of the Borrower Bond to the State, each of said resolutions of the Borrower being certified by an Authorized Officer of the Borrower as of the date of the Loan Closing, (D) the resolution of the BPU approving the issuance by the Borrower of the Borrower Bond to the State and setting forth any other approvals required therefor by the BPU, and (E) any other Proceedings; and

                  (iv) the certificates of insurance coverage as required pursuant to the terms of Section 3.06(c) hereof and such other certificates, documents, opinions and information as the State may require in Exhibit F hereto, if any.

         (m) Execution and Delivery of Borrower Bond. Concurrently with the delivery of this Loan Agreement at the Loan Closing, the Borrower shall also deliver to the State the Borrower Bond, as previously executed, attested and authenticated.

         (n) Notice of Material Adverse Change. The Borrower shall promptly notify the State of any material adverse change in the properties, activities, prospects or condition (financial or otherwise) of the Borrower or its Environmental Infrastructure System, or in the ability of the Borrower to make all Loan Repayments and otherwise to observe and perform its duties, covenants, obligations and agreements under this Loan Agreement and the Borrower Bond.

         (o) Continuing Representations. The representations of the Borrower contained herein shall be true at the time of the execution of this Loan Agreement and at all times during the term of this Loan Agreement.

         (p) Additional Covenants and Requirements. No later than the Loan Closing and, if necessary, in connection with the making of the Loan, additional covenants and requirements have been included in Exhibit F hereto and made a part hereof. Such covenants and requirements may include, but need not be limited to, the maintenance of specified levels of Environmental Infrastructure System rates, the issuance of additional debt of the Borrower and the transfer of revenues and receipts from the Borrower's Environmental Infrastructure System. The Borrower agrees to observe and comply with each such additional covenant and requirement, if any, included in Exhibit F hereto.

         (q) Year 2000 Compliance. All software or computer programs used by the Borrower after calendar year 1999 in the operation of its Environmental Infrastructure System and material to such operation will be designed to be used prior to, during and after calendar year 2000, and all such software or computer programs will operate during each time period without material error relating to date data, specifically including any error relating to, or the product of, date data that represents or references different centuries or more than one century. Without limiting the generality of the foregoing, all such software or computer programs (i) will not abnormally end or provide invalid or incorrect results as a result of date data and (ii) have been designed to ensure year 2000 compatibility, including date data, century recognition, calculations that accommodate same century and multi-century formulas and date values, and date data interface values that reflect the century.

                                   ARTICLE III

              LOAN TO BORROWER; AMOUNTS PAYABLE; GENERAL AGREEMENTS

         SECTION 3.01. Loan; Loan Term. The State hereby agrees to make the Loan as described in Exhibit A-2 hereof and to disburse proceeds of the Loan to the Borrower in accordance with Section 3.02 and Exhibit C hereof, and the Borrower hereby agrees to borrow and accept the Loan from the State upon the terms set forth in Exhibit A-2 attached hereto and made a part hereof; provided, however, that the State shall be under no obligation to make the Loan if (a) at the Loan Closing, the Borrower does not deliver to the State a Borrower Bond and such other documents required under Section 2.02(l) hereof, or (b) an Event of Default has occurred and is continuing under this Loan Agreement. Although the State intends to disburse proceeds of the Loan to the Borrower at the times and up to the amounts set forth in Exhibit C to pay a portion of the Cost of the Project, due to unforeseen circumstances there may not be sufficient Federal
Funds on deposit on any date to make the disbursement in such amount. Nevertheless, the Borrower agrees that the aggregate principal amount set forth in Exhibit A-2 hereto shall constitute the initial principal amount of the Loan (as the same may be adjusted downward in accordance with the definition thereof), and the State shall have no obligation thereafter to loan any additional amounts to the Borrower.

         The Borrower shall have no legal or equitable interest in the Federal Funds received by and available to the State or in moneys from repayments of loans previously made from Federal Funds by the State.

         The Borrower shall use the proceeds of the Loan strictly in accordance with Section 2.01(h) hereof.

         The payment obligations created under this Loan Agreement and the obligations to pay the principal of and other amounts due under the Borrower Bond are each direct, general, irrevocable and unconditional obligations of the Borrower payable from any source legally available to the Borrower in accordance with the terms of and to the extent provided in the Borrower Bond Resolution.

         SECTION 3.02. Disbursement of Loan Proceeds. (a) The State shall disburse Federal Funds earmarked for the Loan to the Borrower in accordance with the terms hereof. Before each and every disbursement of the proceeds of the Loan by the State to the Borrower, the Borrower shall in accordance with the procedures set forth in the Regulations submit to the State a requisition executed by an Authorized Officer of the Borrower.

         (b) The State shall not be under any obligation to disburse any Loan proceeds to the Borrower under this Loan Agreement, unless:

                  (i)  the  Loan  Closing   shall  have  occurred  on  the  date
         established therefor by the State;

                  (ii) there shall be Federal Funds available from time to time to fund the Loan, as determined solely by the State;

                  (iii) in accordance with the "New Jersey Environmental Infrastructure Trust Act", P.L. 1985, c. 334, as amended (N.J.S.A. 58:11B-1 et seq.), and the Regulations, the Borrower shall have timely applied for, shall have been awarded and, prior to or simultaneously with the Loan Closing, shall have closed a Trust Loan for a portion of the Allowable Costs (as defined in such regulations) of the Project in an amount not in excess of the amount of Allowable Costs of the Project covered by the Loan from the State, plus the amount of: (i) capitalized interest during the Project construction period, if any, (ii) the cost of funding reserve capacity for the Project, if any, as well as that portion of the Debt Service Reserve Fund (as defined in the Trust Loan Agreement) attributable to the cost of funding such reserve capacity for the Project, and (iii) certain issuance expenses related thereto, including, if applicable, a municipal bond insurance policy premium;

                  (iv) the Borrower shall have on hand moneys to pay for the greater of (A) that portion of the total cost of the Project that is not eligible to be funded from the Loan or the Trust Loan, or (B) that portion of the total cost of the Project that exceeds the actual amounts of the loan commitments made by the State and the Trust, respectively, for the Loan and the Trust Loan; and

                  (v) no Event of Default nor any event that, with the passage of time or service of notice or both, would constitute an Event of Default shall have occurred and be continuing hereunder.

         SECTION 3.03. Amounts Payable. (a) The Borrower shall repay the Loan at zero-interest in principal installments payable to the Loan Servicer semiannually on February 1 and August 1, commencing August 1, 2000, in accordance with the schedule set forth in Exhibit A-2 attached hereto and made a part hereof, as the same may be amended or modified by the State, in particular, without limitation, to make any adjustments to the amount of the Loan in accordance with the definition thereof; provided, however, that the amount of any reduction in the principal amount of the Loan pursuant to N.J.A.C. 7:22-3.26 shall be credited to the principal payments set forth in Exhibit A-2 in inverse order of their maturity. The obligations of the Borrower under the Borrower Bond shall be deemed to be amounts payable under this Section 3.03. Each payment made to the Loan Servicer pursuant to the Borrower Bond shall be deemed to be a credit against the corresponding obligation of the Borrower under this Section 3.03, and any such payment made to the Loan Servicer shall fulfill the Borrower's obligation to pay such amount hereunder and under the Borrower Bond. Each payment made to the Loan Servicer pursuant to this Section 3.03 shall be applied to the principal of the Loan.

         (b) In addition to the principal payments on the Loan required by subsection (a) of this Section 3.03, the Borrower shall pay a late charge for any such payment that is received by the Loan Servicer later than the tenth
(10th) day following its due date in an amount equal to the greater of twelve percent (12%) per annum or the Prime Rate plus one half of one percent per annum on such late payment from its due date to the date actually paid; provided, however, that such late charge payable on the Loan shall not be in excess of the maximum interest rate permitted by law.

         (c) In addition to the Loan Repayments payable under subsections (a) and (b) of this Section 3.03, the Borrower shall pay one-half of the Administrative Fee, if any, to the Loan Servicer semiannually on each February 1 and August 1, commencing February 1, 2000 or such later date as the State authorizes, during the term of the Loan.

         SECTION 3.04. Unconditional Obligations. The obligation of the Borrower to make the Loan Repayments and all other payments required hereunder and the obligation to perform and observe the other duties, covenants, obligations and agreements on its part contained herein shall be absolute and unconditional, and shall not be abated, rebated, set-off, reduced, abrogated, terminated, waived, diminished, postponed or otherwise modified in any manner or to any extent whatsoever while any Loan Repayments remain unpaid, for any reason, regardless of any contingency, act of God, event or cause whatsoever, including (without limitation) any acts or circumstances that may constitute failure of consideration, eviction or constructive eviction, the taking by eminent domain or destruction of or damage to the Project or Environmental Infrastructure System, commercial frustration of the purpose, any change in the laws of the United States of America or of the State of New Jersey or any political subdivision of either or in the rules or regulations of any governmental authority, any failure of the State to perform and observe any agreement, whether express or implied, or any duty, liability or obligation arising out of or connected with the Project or this Loan Agreement, or any rights of set-off, recoupment, abatement or counterclaim that the Borrower might otherwise have against the State, the Loan Servicer or any other party or parties; provided, however, that payments hereunder shall not constitute a waiver of any such rights. The Borrower shall not be obligated to make any payments required to be made by any other Borrowers under separate Loan Agreements.

         SECTION 3.05. Loan Agreement to Survive Loan. The Borrower acknowledges that its duties, covenants, obligations and agreements set forth in Sections 3.06(a) and (b) hereof shall survive the payment in full of the Loan.

         SECTION 3.06. Disclaimer of Warranties and Indemnification. (a) The Borrower acknowledges and agrees that: (i) the State does not make any warranty or representation, either express or implied, as to the value, design, condition, merchantability or fitness for particular purpose or fitness for any use of the Environmental Infrastructure System or the Project or any portions thereof or any other warranty or representation with respect thereto; (ii) in no event shall the State or its agents be liable or responsible for any incidental, indirect, special or consequential damages in connection with or arising out of this Loan Agreement or the Project or the existence, furnishing, functioning or use of the Environmental Infrastructure System or the Project or any item or products or services provided for in this Loan Agreement; and (iii) during the term of this Loan Agreement and to the fullest extent permitted by law, the Borrower shall indemnify and hold the State harmless against, and the Borrower shall pay any and all, liability, loss, cost, damage, claim, judgment or expense of any and all kinds or nature and however arising and imposed by law, which the State may sustain, be subject to or be caused to incur by reason of any claim, suit or action based upon personal injury, death or damage to property, whether real, personal or mixed, or upon or arising out of contracts entered into by the Borrower, the Borrower's ownership of the Environmental Infrastructure System or the Project, or the acquisition, construction or installation of the Project.

         (b) It is mutually agreed by the Borrower and the State that the State and its commissioners, officers, agents, servants or employees shall not be liable for, and shall be indemnified and saved harmless by the Borrower in any event from, any action performed under this Loan Agreement and any claim or suit of whatsoever nature, except in the event of loss or damage resulting from their own negligence or willful misconduct.

         (c) In connection with its obligation to provide the insurance required under Section 2.02(j) hereof: (i) the Borrower shall include, or cause to be included, the State and its employees and officers as additional "named insureds" on (A) any certificate of liability insurance procured by the Borrower (or other similar document evidencing the liability insurance coverage procured by the Borrower) and (B) any certificate of liability insurance procured by any contractor or subcontractor for the Project, and from the latter of the date of the Loan Closing or the date of the initiation of construction of the Project until the date the Borrower receives the written certificate of Project completion from the State, the Borrower shall maintain said liability insurance covering the State and said employees and officers in good standing; and (ii) the Borrower shall include the State as an additional "named insured" on any certificate of insurance providing against risk of direct physical loss, damage or destruction of the Environmental Infrastructure System, and during the Loan Term the Borrower shall maintain said insurance covering the State in good standing.

         The Borrower shall provide the State with a copy of each of any such original, supplemental, amendatory or reissued certificates of insurance (or other similar documents evidencing the insurance coverage) required pursuant to this Section 3.06(c).

         SECTION 3.07. Option to Prepay Loan Repayments. The Borrower may prepay the Loan Repayments, in whole or in part, upon not less than ninety (90) days' prior written notice to the State; provided, however, that any such full or partial prepayment may only be made (i) if the Borrower is not then in arrears on its Trust Loan, (ii) if the Borrower is contemporaneously making a full or partial prepayment of the Trust Loan such that, after the prepayment of the Loan and the Trust Loan, the Trust gives its consent required under Section 3.07(iii) of the Trust Loan Agreement, and (iii) upon the prior written approval of the State. Prepayments shall be applied to the principal payments on the portion of the Loan to be prepaid in inverse order of their maturity.

         SECTION 3.08. Priority of Loan and Trust Loan. (a) The Borrower hereby acknowledges that, to the extent allowed by law, including, without limitation, the appropriations act of the New Jersey State Legislature authorizing the expenditure of Trust bond proceeds to finance a portion of the Cost of the Project, or the Borrower Bond Resolution, any loan repayments then due and payable on the Borrower's Trust Loan, including, without limitation, any administrative fees and any late payment charges then due and payable under the Trust Loan Agreement, shall be satisfied by the Loan Servicer before any Loan Repayments then due and payable hereunder on the Loan shall be satisfied by the Loan Servicer. The Borrower agrees not to interfere with any such action by the Loan Servicer.

         (b) The Borrower hereby acknowledges that in the event the Borrower fails or is unable to pay promptly to the Trust in full any loan repayments on the Trust Loan, then to the extent allowed by law any Loan Repayments paid by the Borrower on the Loan under this Loan Agreement and received by the Loan Servicer during the time of any such loan repayment deficiency under the Trust Loan Agreement shall be applied by the Loan Servicer first to satisfy such Trust Loan Agreement loan repayment deficiency as a credit against the obligations of the Borrower to make loan repayments of that portion of interest under the Trust Loan Agreement that is allocable to the interest payable on the Trust Bonds (as defined in the Trust Loan Agreement) and to make payments of that portion of interest under the bond issued by the Borrower to the Trust that is allocable to the interest payable on the Trust Bonds, second, to the extent available, to make loan repayments of principal under the Trust Loan Agreement and payments of principal on the bond issued by the Borrower to the Trust pursuant to the Trust Loan Agreement, third, to the extent available, to the payment of the administrative fee payable under the Trust Loan Agreement and to make payments of that portion of interest under the bond issued by the Borrower to the Trust that is allocable to the administrative fee payable under the Trust Loan

Agreement, fourth, to the extent available, to the payment of late charges payable under the Trust Loan Agreement and to make payments of that portion of interest under the bond issued by the Borrower to the Trust that is allocable to the late charges payable under the Trust Loan Agreement, and finally, to the extent available, to make Loan Repayments on the Loan.

         (c) The Borrower hereby further acknowledges that any Loan Repayments paid by the Borrower on the Loan under this Loan Agreement shall be applied (i) according to Section 3(c) of the Loan Servicing and Trust Bonds Security
Agreement (as defined in the definition of Loan Servicer herein) and (ii) according to the provisions of the Master Program Trust Agreement.

                                   ARTICLE IV

                 ASSIGNMENT OF LOAN AGREEMENT AND BORROWER BOND

         SECTION 4.01. Assignment and Transfer by State. The Borrower hereby approves and consents to any assignment or transfer of this Loan Agreement and the Borrower Bond that the State deems to be necessary in connection with the environmental infrastructure loan program of the State under the Regulations.

         SECTION 4.02. Assignment by Borrower. Neither this Loan Agreement nor the Borrower Bond may be assigned by the Borrower for any reason, unless the following conditions shall be satisfied: (i) the State shall have approved said assignment in writing; (ii) the assignee shall have expressly assumed in writing the full and faithful observance and performance of the Borrower's duties, covenants, obligations and agreements under this Loan Agreement and, to the extent permitted under applicable law, the Borrower Bond; and (iii) immediately after such assignment, the assignee shall not be in default in the observance or performance of any duties, covenants, obligations or agreements of the Borrower under this Loan Agreement or the Borrower Bond.

                                    ARTICLE V

                         EVENTS OF DEFAULT AND REMEDIES

         SECTION 5.01. Events of Default. If any of the following events occur, it is hereby defined as and declared to be and to constitute an "Event of Default":

         (a) failure by the Borrower to pay, or cause to be paid, any Loan Repayment required to be paid hereunder when due, which failure shall continue for a period of fifteen (15) days;

         (b) failure by the Borrower to pay, or cause to be paid, any late charges incurred hereunder or any portion thereof when due or to observe and perform any duty, covenant, obligation or agreement on its part to be observed or performed under this Loan Agreement, other than as referred to in subsection
(a) of this Section 5.01 or other than the obligations of the Borrower contained in Section 2.02(d)(ii) hereof and in Exhibit F hereto, which failure shall continue for a period of thirty (30) days after written notice, specifying such failure and requesting that it be remedied, is given to the Borrower by the State, unless the State shall agree in writing to an extension of such time prior to its expiration; provided, however, that if the failure stated in such notice is correctable but cannot be corrected within the applicable period, the State may not unreasonably withhold its consent to an extension of such time up to 120 days from the delivery of the written notice referred to above if corrective action is instituted by the Borrower within the applicable period and diligently pursued until the Event of Default is corrected;

         (c) any representation made by or on behalf of the Borrower contained in this Loan Agreement, or in any instrument furnished in compliance with or with reference to this Loan Agreement or the Loan, is false or misleading in any material respect;

         (d) a petition is filed by or against the Borrower under any federal or state bankruptcy or insolvency law or other similar law in effect on the date of this Loan Agreement or thereafter enacted, unless in the case of any such petition filed against the Borrower such petition shall be dismissed within thirty (30) days after such filing and such dismissal shall be final and not subject to appeal; or the Borrower shall become insolvent or bankrupt or shall make an assignment for the benefit of its creditors; or a custodian (including, without limitation, a receiver, liquidator or trustee) of the Borrower or any of its property shall be appointed by court order or take possession of the Borrower or its property or assets if such order remains in effect or such possession continues for more than thirty (30) days;

         (e) the Borrower shall generally fail to pay its debts as such debts become due; and

         (f) failure of the Borrower to observe or perform such additional duties, covenants, obligations, agreements or conditions as are required by the State and specified in Exhibit F attached hereto and made a part hereof.

         SECTION 5.02. Notice of Default. The Borrower shall give the State prompt telephonic notice of the occurrence of any Event of Default referred to in Section 5.01(d) or (e) hereof and of the occurrence of any other event or condition that constitutes an Event of Default at such time as any senior administrative or financial officer of the Borrower becomes aware of the existence thereof.

         SECTION 5.03. Remedies on Default. Whenever an Event of Default referred to in Section 5.01 hereof shall have occurred and be continuing, the State shall have the right to take whatever action at law or in equity may appear necessary or desirable to collect the amounts then due and thereafter to become due hereunder or to enforce the observance and performance of any duty, covenant, obligation or agreement of the Borrower hereunder.

         In addition, if an Event of Default referred to in Section 5.01(a) hereof shall have occurred and be continuing, the State shall, to the extent allowed by applicable law, have the right to declare all Loan Repayments and all other amounts due hereunder (including, without limitation, payments under the Borrower Bond) to be immediately due and payable, and upon notice to the Borrower the same shall become due and payable without further notice or demand.

         SECTION 5.04. Attorneys' Fees and Other Expenses. The Borrower shall on demand pay to the State the reasonable fees and expenses of attorneys and other reasonable expenses (including, without limitation, the reasonably allocated costs of in-house counsel and legal staff) incurred by the State in the collection of Loan Repayments or any other sum due hereunder or in the enforcement of the observation or performance of any other duties, covenants, obligations or agreements of the Borrower upon an Event of Default.

         SECTION 5.05. Application of Moneys. Any moneys collected by the State pursuant to Section 5.03 hereof shall be applied (a) first to pay any attorneys' fees or other fees and expenses owed by the Borrower pursuant to Section 5.04 hereof, (b) second, to the extent available, to pay principal due and payable on the Loan, (c) third, to the extent available, to pay any other amounts due and payable hereunder, and (d) fourth, to the extent available, to pay principal on the Loan and other amounts payable hereunder as such amounts become due and payable.

         SECTION 5.06. No Remedy Exclusive; Waiver; Notice. No remedy herein conferred upon or reserved to the State is intended to be exclusive, and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Loan Agreement or now or hereafter existing at law or in equity. No delay or omission to exercise any right, remedy or power accruing upon any Event of Default shall impair any such right, remedy or power or shall be construed to be a waiver thereof, but any such right, remedy or power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the State to exercise any remedy reserved to it in this Article V, it shall not be necessary to give any notice other than such notice as may be required in this Article V.

         SECTION 5.07. Retention of State's Rights. Notwithstanding any assignment or transfer of this Loan Agreement pursuant to the provisions hereof, or anything else to the contrary contained herein, the State shall have the right upon the occurrence of an Event of Default to take any action, including (without limitation) bringing an action against the Borrower at law or in equity, as the State may, in its discretion, deem necessary to enforce the obligations of the Borrower to the State pursuant to Section 5.03 hereof.

                                   ARTICLE VI

                                  MISCELLANEOUS

         SECTION 6.01. Notices. All notices, certificates or other communications hereunder shall be sufficiently given and shall be deemed given when hand delivered or mailed by registered or certified mail, postage prepaid, to the Borrower at the address specified in Exhibit A-1 attached hereto and made a part hereof and to the State and the Loan Servicer at the following addresses:

         (a)      State:

                           New Jersey Department of Environmental Protection Municipal Finance and Construction Element
                           401 East State Street - 3rd Floor
                           Trenton, New Jersey  08625-0425
                           Attention:  Assistant Director

                           New Jersey Department of the Treasury
                           Office of Public Finance
                           State Street Square - 5th Floor
                           Trenton, New Jersey  08625-0002
                           Attention:  Director

         (b)      Loan Servicer:

                           First Union National Bank
                           21 South Street
                           Morristown, New Jersey  07960
                           Attention:  Corporate Trust Department

         Any of the foregoing parties may designate any further or different addresses to which subsequent notices, certificates or other communications shall be sent by notice in writing given to the others.

         SECTION 6.02. Binding Effect. This Loan Agreement shall inure to the benefit of and shall be binding upon the State and the Borrower and their respective successors and assigns.

         SECTION 6.03. Severability. In the event any provision of this Loan Agreement shall be held illegal, invalid or unenforceable by any court of competent jurisdiction, such holding shall not invalidate, render unenforceable or otherwise affect any other provision hereof.

         SECTION 6.04. Amendments, Supplements and Modifications. This Loan Agreement may not be amended, supplemented or modified without the prior written consent of the State and the Borrower.

         SECTION 6.05. Execution in Counterparts. This Loan Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

         SECTION 6.06. Applicable Law and Regulations. This Loan Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, including the Regulations, which Regulations are, by this reference thereto, incorporated herein as part of this Loan Agreement.

         SECTION 6.07. Consents and Approvals. Whenever the written consent or approval of the State shall be required under the provisions of this Loan Agreement, such consent or approval may only be given by the State.

         SECTION 6.08. Captions. The captions or headings in this Loan Agreement are for convenience only and shall not in any way define, limit or describe the scope or intent of any provisions or sections of this Loan Agreement.

         SECTION 6.09. Further Assurances. The Borrower shall, at the request of the State, authorize, execute, attest, acknowledge and deliver such further resolutions, conveyances, transfers, assurances, financing statements and other instruments as may be necessary or desirable for better assuring, conveying, granting, assigning and confirming the rights, security interests and agreements granted or intended to be granted by this Loan Agreement and the Borrower Bond.

         IN WITNESS WHEREOF, the State and the Borrower have caused this Loan Agreement to be executed, sealed and delivered as of the date first above written.

                                            THE STATE OF NEW JERSEY,
                                            ACTING BY AND THROUGH THE
                                            NEW JERSEY DEPARTMENT OF
                                            ENVIRONMENTAL PROTECTION

[SEAL]

                                            By    ________________________
ATTEST:                                           Robert C. Shinn, Jr.
                                                  Commissioner, Department of
                                                  Environmental Protection
-----------------------------
Nicholas G. Binder, P.E., P.P.
Assistant Director,
Municipal Finance and Construction Element,
Department of Environmental Protection


                                                  MIDDLESEX WATER COMPANY

[SEAL]

                                            By:   ________________________
ATTEST:                                           Authorized Officer


-----------------------------
Authorized Officer


                                                 Approval of New Jersey State
                                                 Treasurer



                                            By:  ________________________
                                                 Roland M. Machold
                                                 Acting New Jersey State
                                                 Treasurer

                                [Signature Page]

                                   EXHIBIT A-1


         Description of Project and Environmental Infrastructure System










                                      A-1-1

                                   EXHIBIT A-2


                               Description of Loan













                                      A-2-1

                                    EXHIBIT B


               Basis for Determination of Allowable Project Costs

                                     EXHIBIT C


                         Estimated Disbursement Schedule

                                    EXHIBIT D


                             Specimen Borrower Bond

                          (To be supplied by Borrower's
                bond counsel in substantially the following form)


         IMPORTANT NOTE: The next two pages set forth the form of the Borrower Bond prepared by the Trust's Bond Counsel for municipal/county Borrowers. Although the Trust recognizes that each corporate Borrower has its own bond form as required pursuant to its Borrower Bond Resolution, please incorporate in the bond form the pertinent information from this municipal/county bond form (e.g., include the concept of principal amount or lesser amount under Section 3.01, reference to payments to the Loan Servicer, disbursement process, unconditional nature, prepayment, security and date).

                        SEE IMPORTANT NOTE ON PRIOR PAGE

         FOR VALUE RECEIVED, Middlesex Water Company, a corporation duly created and validly existing under the Constitution and laws of the State of New Jersey (the "Borrower"), hereby promises to pay to the order of the State of New Jersey (the "State") the principal amount of Two Million One Hundred Fifty Thousand Dollars ($2,150,000), or such lesser amount as shall be determined in accordance with Section 3.01 of the Loan Agreement (as hereinafter defined), at the times and in the amounts determined as provided in the Loan Agreement, plus any other amounts due and owing under the Loan Agreement at the times and in the amounts as provided therein. The Borrower irrevocably pledges its full faith and credit for the punctual payment of the principal of, and all other amounts due under, this Borrower Bond and the Loan Agreement according to their respective terms.

         This Borrower Bond is issued pursuant to the Loan Agreement dated as of November 1, 1999 by and between the State, acting by and through the New Jersey Department of Environmental Protection, and the Borrower (the "Loan Agreement"), and is issued in consideration of the loan made thereunder (the "Loan") and to evidence the payment obligations of the Borrower set forth in Section 3.03(a) thereof. Payments under this Borrower Bond shall, except as otherwise provided in the Loan Agreement, be made directly to the Loan Servicer (as defined in the Loan Agreement) for the account of the State. This Borrower Bond is subject to assignment or endorsement in accordance with the terms of the Loan Agreement. All of the terms, conditions and provisions of the Loan Agreement are, by this reference thereto, incorporated herein as part of this Borrower Bond.

         Pursuant to the Loan Agreement, disbursements shall be made by the State to the Borrower upon receipt by the State of requisitions from the Borrower executed and delivered in accordance with the requirements set forth in
Section 3.02 of the Loan Agreement.

         This Borrower Bond is entitled to the benefits and is subject to the conditions of the Loan Agreement. The obligations of the Borrower to make the payments required hereunder shall be absolute and unconditional, without any defense or right of set-off, counterclaim or recoupment by reason of any default by the State under the Loan Agreement or under any other agreement between the Borrower and the State or out of any indebtedness or liability at any time owing to the Borrower by the State or for any other reason.

         This Borrower Bond is subject to optional prepayment under the terms and conditions, and in the amounts, provided in Section 3.07 of the Loan Agreement. To the extent allowed by applicable law, this Borrower Bond may be subject to acceleration under the terms and conditions, and in the amounts, provided in Section 5.03 of the Loan Agreement.

         To the extent provided by law, this Borrower Bond is junior and subordinate in all respects to any bonds of the Borrower issued on even date herewith to the New Jersey Environmental Infrastructure Trust as to lien on, and source and security for payment from, the revenues of the Borrower.

         IN WITNESS WHEREOF, the Borrower has caused this Borrower Bond to be duly executed, sealed and delivered as of this 15th day of October, 1999.

                                                MIDDLESEX WATER COMPANY
[SEAL]

                                                By:_______________________
ATTEST:                                            _____________


_______________________                         By:_______________________

                                    EXHIBIT E


                Opinions of Borrower's Bond and General Counsels

                           See Closing Item No. 10.04

                       [LETTERHEAD OF COUNSEL TO BORROWER]


                                                                November 4, 1999

State of New Jersey
Department of Environmental Protection
401 East State Street
Trenton, New Jersey  08625

Ladies and Gentlemen:

         We have acted as counsel to Middlesex Water Company, a corporation duly organized and validly existing under the laws of the State of New Jersey (the "Borrower"), which has entered into a Loan Agreement (as hereinafter defined) with the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection (the "State"), and have acted as such in connection with the authorization, execution, attestation and delivery by the Borrower of its Loan Agreement and Borrower Bond (as hereinafter defined) pursuant to the New Jersey Business Corporation Act, P.L. 1968, c. 263, as amended (the "Business Corporation Law"), and an indenture of the Borrower dated as of April 1, 1927 and entitled "Indenture of Mortgage", as amended and supplemented, including by a supplemental indenture dated as of November 1, 1999 and entitled "Twenty-Fifth Supplemental Indenture" (such indentures shall be collectively referred to herein as the "Resolution"). All capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Loan Agreement.

         In so acting, we have examined the Constitution and laws of the State of New Jersey, including, without limitation, the Business Corporation Law, and the certificate of incorporation and by-laws of the Borrower. We have also examined originals, or copies certified or otherwise identified to our satisfaction, of the following:

         (a) the Loan Agreement dated as of November 1, 1999 (the "Loan Agreement") by and between the State and the Borrower;

         (b) the proceedings of the board of directors of the Borrower relating to the approval of the Loan Agreement and the execution, attestation and delivery thereof on behalf of the Borrower and the authorization of the undertaking and completion of the Project;

         (c) the Borrower Bond dated as of October 15, 1999 (the "Borrower Bond") issued by the Borrower to the State to evidence the Loan; and

         (d) the proceedings (together with the proceedings referred to in clause (b) above and Section 5 below, the "Proceedings") of the board of directors of the Borrower, including, without limitation, the Resolution, relating to the authorization of the Borrower Bond and the sale, execution, attestation, authentication and delivery thereof to the State (the Loan Agreement and the Borrower Bond are referred to herein collectively as the "Loan Documents").

         We have also examined and relied upon originals, or copies certified or otherwise authenticated to our satisfaction, of such other records, documents, certificates and other instruments, and have made such investigation of law as in our judgment we have deemed necessary or appropriate, to enable us to render the opinions expressed below.

         We are of the opinion that:

         1. The Borrower is a corporation duly created and validly existing under and pursuant to the Constitution and statutes of the State of New Jersey, including the Business Corporation Law, with the legal right to carry on the business of its Environmental Infrastructure System as currently being conducted and as proposed to be conducted.

         2. The Borrower has full legal right and authority to execute, attest and deliver the Loan Documents, to sell the Borrower Bond to the State, to cause the authentication of the Borrower Bond, to observe and perform its duties, covenants, obligations and agreements under the Loan Documents and to undertake and complete the Project.

         3. The acting officials of the Borrower who are contemporaneously herewith performing or have previously performed any action contemplated in the Loan Agreement are, and at the time any such action was performed were, the duly appointed or elected officials of the Borrower empowered by applicable New Jersey law and authorized by resolution of the Borrower to perform such actions.

         4. The proceedings of the Borrower's board of directors (i) approving the Loan Documents, (ii) authorizing their execution, attestation and delivery on behalf of the Borrower, (iii) with respect to the Borrower Bond only, authorizing its sale by the Borrower to the State and authorizing its authentication on behalf of the Borrower, (iv) authorizing the Borrower to consummate the transactions contemplated by the Loan Documents, (v) authorizing the Borrower to undertake and complete the Project, and (vi) authorizing the execution and delivery of all other certificates, agreements, documents and instruments in connection with the execution, attestation and delivery of the Loan Documents, have each been duly and lawfully adopted and authorized in accordance with applicable law and applicable resolutions of the Borrower, including, without limitation, the Resolution, the other Proceedings and the Business Corporation Law, which Proceedings constitute all of the actions necessary to be taken by the Borrower to authorize its actions contemplated by clauses (i) through (vi) above and which Proceedings, including, without limitation, the Resolution, were duly adopted in accordance with applicable New Jersey law at a meeting or meetings duly called and held in accordance with applicable New Jersey law and at which quorums were present and acting throughout.

         5. The Loan Documents have been duly authorized, executed, attested and delivered by the Authorized Officers of the Borrower, the Borrower Bond has been duly sold by the Borrower to the State, and the Borrower Bond has been duly authenticated by the trustee or paying agent under the Resolution; and assuming in the case of the Loan Agreement that the State has the requisite power and authority to authorize, execute, attest and deliver, and has duly authorized, executed, attested and delivered, the Loan Agreement, the Loan Documents constitute the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, subject, however, to the effect of, and to restrictions and limitations imposed by or resulting from, bankruptcy, insolvency, moratorium, reorganization or other similar laws affecting creditors' rights generally. No opinion is rendered as to the availability of any particular remedy.

         6. The authorization, execution, attestation and delivery of the Loan Documents by the Borrower and, in the case of the Borrower Bond only, the authentication thereof by the trustee or paying agent under the Resolution and the sale thereof to the State, the observation and performance by the Borrower of its duties, covenants, obligations and agreements thereunder, the consummation of the transactions contemplated therein, and the undertaking and completion of the Project do not and will not (i) other than the lien, charge or encumbrance created by the Loan Documents, by the Resolution and by any other outstanding debt obligations of the Borrower that are at parity with the Borrower Bond as to lien on, and source and security for payment thereon from, the revenues of the Borrower, result in the creation or imposition of any lien, charge or encumbrance upon any properties or assets of the Borrower pursuant to, (ii) result in any breach of any of the terms, conditions or provisions of, or (iii) constitute a default under, any existing resolution, outstanding debt or lease obligation, trust agreement, indenture, mortgage, deed of trust, loan agreement or other instrument to which the Borrower is a party or by which the Borrower, its Environmental Infrastructure System or any of its properties or assets may be bound, nor will such action result in any violation of the provisions of the charter or other document pursuant to which the Borrower was established or any laws, ordinances, injunctions, judgments, decrees, rules, regulations or existing orders of any court or governmental or administrative agency, authority or person to which the Borrower, its Environmental Infrastructure System or its properties or operations is subject.

         7. All approvals, consents or authorizations of, or registrations of or filings with, any governmental or public agency, authority or person required to date on the part of the Borrower in connection with the authorization, execution, attestation, delivery and performance of the Loan Documents, the sale of the Borrower Bond and the undertaking and completion of the Project have been obtained or made.

         8. There is no litigation or other proceeding pending or, to our knowledge, after due inquiry, threatened in any court or other tribunal of competent jurisdiction (either State or federal) (i) questioning the creation, organization or existence of the Borrower, (ii) questioning the validity, legality or enforceability of the Resolution, the Loan or the Loan Documents,
(iii) questioning the undertaking or completion of the Project, (iv) otherwise challenging the Borrower's ability to consummate the transactions contemplated by the Loan or the Loan Documents, or (v) that, if adversely decided, would have a materially adverse impact on the financial condition of the Borrower.

         9. Other than its bond dated as of October 15, 1999 issued to the New Jersey Environmental Infrastructure Trust, the Borrower has no bonds, notes or other debt obligations outstanding that are superior or senior to the Borrower Bond as to lien on, and source and security for payment thereof from, the revenues of the Borrower.

         We hereby authorize McCarter & English, LLP, acting as bond counsel to the State in connection with the Loan, and the Attorney General of the State of New Jersey, acting as general counsel to the State in connection with the Loan, to rely on this opinion as if we had addressed this opinion to them in addition to you.

                                                          Very truly yours,

                                    EXHIBIT F


                      Additional Covenants and Requirements

                                     [None]

                                    EXHIBIT G


                   General Administrative Requirements for the
              State Environmental Infrastructure Financing Program