Form 10-Q
period 2000-03-31
MIDDLESEX WATER CO
filed 2000-05-12
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               Commission File
For Quarter Ended: March 31, 2000                                  No. 0-422
                   --------------                                      -----

                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


INCORPORATED IN NEW JERSEY                                    22-1114430
--------------------------                                    ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1500 RONSON ROAD, ISELIN, NJ                                     08830
----------------------------                                     -----
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

                               YES  [  X  ]      NO    [    ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                       Outstanding at March 31, 2000
            -----                       -----------------------------
Common Stock, No Par Value                       5,011,469

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

                                              MIDDLESEX WATER COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                               Three Months                  Twelve Months
                                                              Ended March 31,                Ended March 31,
                                                           2000            1999            2000            1999
                                                       -----------     -----------     -----------     -----------
Operating Revenues                                     $12,981,089     $11,679,893     $54,798,349     $44,968,720
                                                       -----------     -----------     -----------     -----------
Operating Expenses:
      Operations                                         6,922,269       6,207,458      26,983,158      21,426,309
      Maintenance                                          678,665         640,497       2,656,847       2,027,989
      Depreciation                                       1,146,133         860,875       4,169,908       3,337,460
      Other Taxes                                        1,668,390       1,529,849       7,009,646       6,217,111
      Federal Income Taxes                                 514,369         495,198       3,208,064       2,812,236
                                                       -----------     -----------     -----------     -----------

           Total Operating Expenses                     10,929,826       9,733,877      44,027,623      35,821,105
                                                       -----------     -----------     -----------     -----------

               Operating Income                          2,051,263       1,946,016      10,770,726       9,147,615

Other Income:
      Allowance for Funds Used During Construction          17,176         486,222         880,970       1,402,463
      Other - Net                                           37,355         212,978         385,368         919,193
                                                       -----------     -----------     -----------     -----------

           Total Other Income                               54,531         699,200       1,266,338       2,321,656

Income Before Interest Charges                           2,105,794       2,645,216      12,037,064      11,469,271
                                                       -----------     -----------     -----------     -----------

Interest Charges                                         1,199,678       1,152,007       4,743,116       4,718,087
                                                       -----------     -----------     -----------     -----------

Net Income                                                 906,116       1,493,209       7,293,948       6,751,184

Preferred Stock Dividend Requirements                       63,697          79,697         284,786         318,786
                                                       -----------     -----------     -----------     -----------

Earnings Applicable to Common Stock                    $   842,419     $ 1,413,512     $ 7,009,162     $ 6,432,398
                                                       ===========     ===========     ===========     ===========

Earnings per share of Common Stock:
      Basic                                            $      0.17     $      0.29     $      1.42     $   1.43
      Diluted                                          $      0.17     $      0.29     $      1.40     $   1.42

Average Number of
      Common Shares Outstanding :
      Basic                                              5,005,354       4,902,005       4,952,521       4,504,617
      Diluted                                            5,176,924       5,128,431       5,160,156       4,731,043

Cash Dividends Paid per Common Share                   $  0.30 1/2     $  0.29 1/2     $      1.20     $      1.16

See Notes to Consolidated Financial Statements.

                               MIDDLESEX WATER COMPANY
                             CONSOLIDATED BALANCE SHEETS

                               ASSETS AND OTHER DEBITS


                                                        March 31,      December 31,
                                                          2000             1999
                                                      ------------     ------------
                                                       (Unaudited)

UTILITY PLANT:
     Water Production                                 $ 64,959,055     $ 70,316,961
     Transmission and Distribution                     130,980,247      122,002,931
     General                                            19,908,704       19,717,575
     Construction Work in Progress                       1,123,492        2,858,703
                                                      ------------     ------------
              TOTAL                                    216,971,498      214,896,170
Less Accumulated Depreciation                           36,176,260       35,174,531
                                                      ------------     ------------

              UTILITY PLANT-NET                        180,795,238      179,721,639
                                                      ------------     ------------

NONUTILITY ASSETS-NET                                    2,552,594        2,087,498
                                                      ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                           3,797,660        5,169,772
     Temporary Cash Investments-Restricted               5,601,444        5,731,827
     Accounts Receivable (net of allowance
         for doubtful accounts)                          5,190,339        5,969,546
     Unbilled Revenues                                   2,686,562        2,627,863
     Materials and Supplies (at average cost)            1,006,233          956,950
     Prepayments and Other Current Assets                  547,202          616,224
                                                      ------------     ------------

              TOTAL CURRENT ASSETS                      18,829,440       21,072,182
                                                      ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                            2,994,845        3,029,362
     Preliminary Survey and Investigation Charges          471,315          472,287
     Regulatory Assets
         Income Taxes                                    5,955,879        5,955,879
         Post Retirement Costs                           1,106,332        1,127,884
     Other                                               1,757,668        1,568,934
                                                      ------------     ------------

              TOTAL DEFERRED CHARGES                    12,286,039       12,154,346
                                                      ------------     ------------

                             TOTAL                    $214,463,311     $215,035,665
                                                      ============     ============

See Notes to Consolidated Financial Statements.

                                  MIDDLESEX WATER COMPANY
                                CONSOLIDATED BALANCE SHEETS
                               LIABILITIES AND OTHER CREDITS



                                                          March 31,      December 31,
                                                            2000             1999
                                                        ------------     ------------
                                                         (Unaudited)
CAPITALIZATION (see accompanying statements)            $156,486,858     $156,882,012
                                                        ------------     ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                       222,397          201,921
     Notes Payable                                         2,500,000        2,000,000
     Accounts Payable                                      1,934,027        3,392,432
     Taxes Accrued                                         7,155,918        5,358,737
     Interest Accrued                                        726,745        1,760,470
     Other                                                 1,361,108        1,591,706
                                                        ------------     ------------

              TOTAL CURRENT LIABILITIES                   13,900,195       14,305,266
                                                        ------------     ------------

DEFERRED CREDITS:
     Customer Advances for Construction                   11,524,208       11,775,581
     Accumulated Deferred Investment Tax Credits           2,069,995        2,089,650
     Accumulated Deferred Federal Income Taxes            12,148,111       12,113,286
     Employee Benefit Plans                                4,901,048        4,656,575
     Other                                                 1,165,075        1,059,206
                                                        ------------     ------------

              TOTAL DEFERRED CREDITS                      31,808,437       31,694,298
                                                        ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                      12,267,821       12,154,089
                                                        ------------     ------------

                        TOTAL                           $214,463,311     $215,035,665
                                                        ============     ============



See Notes to Consolidated Financial Statements.

                                             MIDDLESEX WATER COMPANY
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                  March 31,         December 31,
                                                                                    2000               1999
                                                                                -------------      -------------
                                                                                 (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
           Shares Authorized, 10,000,000
           Shares Outstanding - 2000 - 5,011,469; 1999 - 5,000,589              $  47,929,789      $  47,593,514
      Retained Earnings                                                            22,212,450         22,895,844
                                                                                -------------      -------------
                    TOTAL COMMON EQUITY                                            70,142,239         70,489,358
                                                                                -------------      -------------
      Cumulative Preference Stock, No Par Value
           Shares Authorized, 100,000; Shares Outstanding, None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
        Convertible:
           Shares Outstanding, $7.00 Series - 14,881                                1,562,505          1,562,505
           Shares Outstanding, $8.00 Series - 12,000                                1,398,857          1,398,857
        Nonredeemable:
           Shares Outstanding, $7.00 Series - 1,017                                   101,700            101,700
           Shares Outstanding, $4.75 Series - 10,000                                1,000,000          1,000,000
                                                                                -------------      -------------
                    TOTAL CUMULATIVE PREFERRED STOCK                                4,063,062          4,063,062
                                                                                -------------      -------------
      Long-term Debt:
           8.02% Amortizing Secured Note, due December 20, 2021                     3,359,179          3,371,527
           First Mortgage Bonds:
                7.25%, Series R, due July 1, 2021                                   6,000,000          6,000,000
                5.20%, Series S, due October 1, 2022                               12,000,000         12,000,000
                5.25%, Series T, due October 1, 2023                                6,500,000          6,500,000
                6.40%, Series U, due February 1, 2009                              15,000,000         15,000,000
                5.25%, Series V, due February 1, 2029                              10,000,000         10,000,000
                5.35%, Series W, due February 1, 2038                              23,000,000         23,000,000
                0.00%, Series X, due August 1, 2018                                 1,009,775          1,024,986
                4.53%, Series Y, due August 1, 2018                                 1,135,000          1,135,000
                0.00%, SeriesZ, due September 1, 2019                               2,150,000          2,150,000
                5.25%, SerieAA, due September 1, 2019                               2,350,000          2,350,000
                                                                                -------------      -------------
                   SUBTOTAL LONG-TERM DEBT                                         82,503,954         82,531,513
                                                                                -------------      -------------
                     Less: Current Portion of Long-term Debt                         (222,397)          (201,921)
                                                                                -------------      -------------
                              TOTAL LONG-TERM DEBT                                 82,281,557         82,329,592
                                                                                -------------      -------------
                                   TOTAL CAPITALIZATION                         $ 156,486,858      $ 156,882,012
                                                                                =============      =============

                                               Three Months Ended     Year Ended
                                                    March 31,        December 31,
                                                      2000               1999
                                                   -----------       -----------
                                                        (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD               $22,895,844       $21,222,294
      Net Income                                       906,116         7,881,041
                                                   -----------       -----------
               TOTAL                                23,801,960        29,103,335
                                                   -----------       -----------
      Cash Dividends:
           Cumulative Preferred Stock                   63,697           300,786
           Common Stock                              1,525,813         5,857,405
      Common Stock Expenses                                  0            49,300
                                                   -----------       -----------
               TOTAL DEDUCTIONS                      1,589,510         6,207,491
                                                   -----------       -----------
BALANCE AT END OF PERIOD                           $22,212,450       $22,895,844
                                                   ===========       ===========


See Notes to Consolidated Financial Statements.

                                                       MIDDLESEX WATER COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                 Three Months Ended March 31,         Twelve Months Ended March 31,
                                                                      2000             1999              2000              1999
                                                                ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                $    906,116      $  1,493,209      $  7,293,948      $  6,751,184
      Adjustments to Reconcile Net Income to
           Net Cash Provided by Operating Activities:
               Depreciation and Amortization                       1,238,674           942,050         4,599,816         3,854,933
               Provision for Deferred Income Taxes                    34,825          (139,285)           49,795          (111,256)
               Allowance for Funds Used During Construction          (17,176)         (486,222)         (880,970)       (1,402,463)
           Changes in Current Assets and Liabilities:
               Accounts Receivable                                   779,207           376,721          (680,993)         (424,848)
               Accounts Payable                                   (1,458,405)         (669,047)       (1,248,585)          360,861
               Accrued Taxes                                       1,797,181         1,633,605           301,644           324,891
               Accrued Interest                                   (1,033,725)       (1,012,075)           37,490           113,498
               Unbilled Revenues                                     (58,699)           44,040          (432,454)          (45,280)
               Employee Benefit Plans                                244,473           229,331           909,201         1,006,544
               Other-Net                                            (218,834)         (237,288)          129,522           472,022
                                                                ------------      ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,213,637         2,175,039        10,078,414        10,900,086
                                                                ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Utility Plant Expenditures*                            (2,660,153)       (6,207,508)      (19,734,380)      (27,716,434)
           Note Receivable                                            (7,500)           12,875         2,785,727        (1,591,078)
           Preliminary Survey and Investigation Charges                  972           (37,066)         (158,047)         (107,893)
           Other-Net                                                (131,016)         (274,189)          (15,423)         (915,666)
                                                                ------------      ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                             (2,797,697)       (6,505,888)      (17,122,123)      (30,331,071)
                                                                ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Redemption of Long-term Debt                              (27,559)          (11,289)          (88,000)          (43,678)
           Proceeds from Issuance of Long-term Debt                     --                --           4,500,000         2,185,000
           Short-term Bank Borrowings                                500,000        (1,000,000)        2,500,000        (3,063,614)
           Deferred Debt Issuance Expenses                              --              (1,107)          (21,161)         (503,307)
           Temporary Cash Investments-Restricted                     130,383         5,314,817        (1,140,189)       18,633,684
           Proceeds from Issuance of Common Stock-Net                336,275           276,532         1,164,212        13,837,833
           Payment of Common Dividends                            (1,525,813)       (1,445,197)       (5,938,021)       (5,210,239)
           Payment of Preferred Dividends                            (63,697)          (79,696)         (284,787)         (318,785)
           Construction Advances and Contributions-Net              (137,641)          476,184         1,561,098         1,081,826
                                                                ------------      ------------      ------------      ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (788,052)        3,530,244         2,253,152        26,598,720
                                                                ------------      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (1,372,112)         (800,605)       (4,790,557)        7,167,735
                                                                ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,169,772         9,388,822         8,588,217         1,420,482
                                                                ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  3,797,660      $  8,588,217      $  3,797,660      $  8,588,217
                                                                ============      ============      ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
      Cash Paid During the Period for:
           Interest (net of amounts capitalized)                $  2,166,191      $  1,644,621      $  3,658,981      $  3,047,999
           Income Taxes                                         $      4,350      $    150,500      $  3,582,550      $  2,954,475




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

The consolidated notes accompanying the 1999 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and its cash flows for the periods ended March 31, 2000 and 1999. Information included in the Balance Sheet as of December 31, 1999, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Regulatory Matters

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The original petition was filed with the Delaware Public Service Commission (PSC) in September 1999. The lower request is due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000. Several issues that account for a large portion of the requested increase remain in dispute. These include return on equity, quality of service, utility plant and depreciation rates. Based on the hearing examiner's timetable, a decision is expected to be rendered in August 2000.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 2000, 10,880 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                  (In Thousands Except for per Share Amounts)
                                     Three Months Ended                            Twelve Months Ended
                                           March 31                                    March  31
                                 2000                   1999                   2000                1999
Basic:                          Income     Shares      Income      Shares     Income    Shares    Income     Shares
--------------------------------------------------------------------------------------------------------------------
Net Income                       $ 906      5,005     $1,493        4,902     $7,294     4,953      $6,751     4,505
                                  (64)                   (80)                   (285)                 (319)
                                  ----                  ----                   -----                 -----
Preferred Dividend
Earnings Applicable
  to Common Stock                $ 842      5,005     $1,413        4,902     $7,009     4,953      $6,432     4,505

Basic EPS                        $0.17                 $0.29                   $1.42                 $1.43


Diluted:
--------------------------------------------------------------------------------------------------------------------
 Earnings Applicable
  to Common Stock                $ 842      5,005     $1,413        4,902     $7,009     4,953      $6,432     4,505
$7.00 Series Dividend               26         89         26           89        104        89         104        89
$8.00 Series Dividend               24         83         40          137        126       118         160       137
                                 -----      -----     ------        -----     ------     -----      ------     -----
Adjusted Earnings
  Applicable to
  Common Stock                   $ 892      5,177      $1,479       5,128     $7,239     5,160      $6,696     4,731

Diluted EPS                      $0.17                 $0.29                   $1.40                 $1.42

Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. On January 1, 1999 the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                 (Thousands of Dollars)
                                    Three Months Ended          Twelve Months Ended
                                         March  31,                   March 31,
Operations by Segments:             2000          1999          2000          1999
------------------------------------------------------------------------------------
Revenues:
   Regulated                      $ 11,291      $  9,919      $47, 419      $ 42,884
   Non - Regulated                   1,699         1,772         7,415         2,114
Inter-segment Elimination               (9)          (11)          (36)          (29)
                                  --------      --------      --------      --------
Consolidated Revenues             $ 12,981      $ 11,680      $ 54,798      $ 44,969
                                  --------      --------      --------      --------

Operating Income:
   Regulated                      $  1,969      $  1,808      $  9,900      $  8,869
   Non - Regulated                      82           138           871           279
Inter-segment Elimination             --            --            --            --
                                  --------      --------      --------      --------
Consolidated Operating Income     $  2,051      $  1,946      $ 10,771      $  9,148
                                  --------      --------      --------      --------
Depreciation/Amortization:
   Regulated                      $  1,134      $    855      $  4,139      $  3,332
   Non - Regulated                      12             6            31             5
Inter-segment Elimination             --            --            --            --
Consolidated
                                  --------      --------      --------      --------
Depreciation/Amortization         $  1,146      $    861      $  4,170      $  3,337
                                  --------      --------      --------      --------
Other Income:
   Regulated                      $    208      $    845      $  2,780      $  3,179
   Non - Regulated                      (3)           (5)            2            (5)
Inter-segment Elimination             (150)         (141)       (1,516)         (852)
                                  --------      --------      --------      --------
Consolidated Other Income         $     55      $    699      $  1,266      $  2,322
                                  --------      --------      --------      --------

Interest Expense:
   Regulated                      $  1,337      $  1,224      $  5,206      $  4,952
   Non - Regulated                      21            51           175           165
Inter-segment Elimination             (159)         (123)         (638)         (399)
                                  --------      --------      --------      --------
Consolidated Interest Expense     $  1,199      $  1,152      $  4,743      $  4,718
                                  --------      --------      --------      --------

Net Income:
   Regulated                      $    840      $  1,430      $  7,474      $  7,096
   Non - Regulated                      58            81           698           109
Inter-segment Elimination                8           (18)         (878)         (454)
                                  --------      --------      --------      --------
Consolidated Net Income           $    906      $  1,493      $  7,294      $  6,751
                                  --------      --------      --------      --------

Capital Expenditures:
   Regulated                      $  2,190      $  6,208      $ 19,255      $ 27,658
   Non - Regulated                     470           150           479           208
Inter-segment Elimination             --            --            --            --
                                  --------      --------      --------      --------
Total Capital Expenditures        $  2,660      $  6,358      $ 19,734      $ 27,866
                                  --------      --------      --------      --------

                                     As of                As of
                                   March 31,          December 31,
                                     2000                 1999
Assets:
   Regulated                       $ 232,907           $ 231,650
   Non - Regulated                     2,901               2,405
Inter-segment Elimination            (21,345)            (19,019)
                                   ---------           ---------
Consolidated Assets                $ 214,463           $ 215,036
                                   ---------           ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended March 31, 2000

Operating revenues for the three months ended March 31, 2000 were up $1.3 million or 11.1% from the same period in 1999. Over 85% of the increase relates to rate increases in all our regulated service territories. Continued customer growth and consumption increases in our Delaware operations accounted for the balance of the revenue increase.

Offsetting higher revenues were increased operating expenses of $1.2 million or 12.2% over last year. Operations expenses rose in all categories. In our New Jersey operations, higher treatment costs, additional labor and materials for winter main break repairs and increased employee benefit costs all contributed to push expenses higher. In Delaware, customer growth fueled the need for additional production, treatment and distribution systems and additional labor, which resulted in higher operation expenses.

Depreciation expense increased 33.1% over the same period from last year. The improvements to Middlesex primary treatment facility, the Carl J. Olsen Treatment Plant (CJO Plant), were placed in service July 1999 causing most of the $0.3 million increase in depreciation expense.

Other taxes rose $0.1 million or 9.1%, due to higher revenue related taxes in New Jersey. Federal income taxes were flat, which reflected a higher amount of deferred income tax expense, offsetting the effect of lower current taxable income.

Other income fell by over $0.6 million compared to the same three-month period in 1999. With the completion of the CJO Plant, we ceased recording an Allowance for Funds Used During Construction (AFUDC) which resulted in a decrease of just under $0.5 million. Interest income decreased by more than $0.1 million due to a lower level of funds available for short-term investment.

The preferred stock dividend requirement decreased by 20% as a result of the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Net income fell 39.3% to $0.9 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year.

Results of Operations - Twelve Months Ended March 31, 2000

Operating revenues for the twelve months ended March 31, 2000 were higher by $9.8 million or 21.9%. The following factors contributed to this increase. The inclusion of USA-PA for the full twelve-month period contributed $5.4 million to revenues. USA-PA began operation in January 1999. The rate increase implemented by Middlesex added $4.5 million and rate increases in all other regulated subsidiaries accounted for $0.2 million of additional revenues. Customer growth in Delaware contributed $0.6 million in revenues. Drought related consumption decreases in New Jersey and a one-time refund to a large industrial customer offset revenue increases by $0.9 million.

Total operating expenses increased $8.2 million or 22.9%. Primary factors contributing to the increase included the inclusion of a full year of USA-PA's operating and maintenance expenses for $4.1 million, higher salaries and wages of $0.7 million due to overtime and increased employee levels and increased water production and treatment costs of $0.6 million. Other operating and maintenance costs increased by $0.9 million. Depreciation expense increased $0.8 million or 24.9% as a result of the CJO Plant completion in July 1999.

Other Taxes increased $0.8 million or 12.8%. The increase primarily relates to higher revenue-related taxes, employers' payroll taxes and the inclusion of USA-PA. Federal income taxes increased $0.4 million or 14.1% as a result of a higher amount of deferred taxes and an increased amount of current income taxes.

Other income fell $1.1 million with lower AFUDC and lower earnings on excess funds each accounting for approximately 50% of the decline.

The 10.7% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999. Basic and diluted earnings per share decreased slightly to $1.42 and $1.40, respectively. The $0.02 per share dilution for the twelve months ended March 31, 2000 and 1999 is the result of the two series of convertible preferred stock currently outstanding.

Capital Resources

The Company's capital program for 2000 is estimated to be $18.1 million and includes $7.1 million for water system additions and improvements for our Delaware systems and $2.2 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 160 miles of unlined mains in the 670 mile Middlesex System. Final expenditures on the upgrade to the CJO Plant are estimated at $2.0 million. The capital program also includes and $6.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consists of $1.0 million for mains, $0.8 million for service lines, $0.5 million for meters, $0.4 million for hydrants, $0.8 million for computer systems and $3.3 million for various other items.

Liquidity

Middlesex issued $4.5 million of First Mortgage Bonds in November 1999 through the New Jersey State Revolving Fund (SRF). $2.2 million of that financing will be used to cover the cost of the 2000 RENEW Program. The balance will be used to fund the 2001 RENEW program. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Capital expenditures of $2.7 million have been incurred in the three months ended March 31, 2000. The Company may also utilize short-term borrowings through $18.0 million of available lines of credit it has with two commercial banks for working capital purposes. At March 31, 2000, there was $2.5 million outstanding against the lines of credit.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months approximately $0.2 million of the current portion of four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

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


                                           MIDDLESEX WATER COMPANY
                                                (Registrant)





                                           /s/A. Bruce O'Connor
                                           --------------------
Date: May 12, 2000                         A. Bruce O'Connor
                                           Vice President and Controller