Form 10-Q
period 2000-06-30
MIDDLESEX WATER CO
filed 2000-08-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               Commission File
For Quarter Ended: June 30, 2000                                  No. 0-422
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

                               YES  [  X  ]      NO    [    ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 30, 2000
            -----                             ----------------------------
Common Stock, No Par Value                                5,019,803

                                                       INDEX




PART I.           FINANCIAL INFORMATION                                   PAGE
                                                                          ----

Item 1.           Financial Statements:

                  Consolidated Statements of Income                         1

                  Consolidated Balance Sheets                               2

                  Consolidated Statements of Capitalization and
                          Retained Earnings                                 3

                  Consolidated Statements of Cash Flows                     4

                  Notes to Consolidated Financial Statements                6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

Item 3.           Quantitative and Qualitative Disclosures of Market Risk  13

PART II. OTHER INFORMATION                                                 14


SIGNATURE                                                                  15

                                                       MIDDLESEX WATER COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                          Three Months                Six Months                Twelve Months
                                                        Ended June 30,              Ended June 30,              Ended June 30,
                                                      2000          1999          2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Operating Revenues                                $14,057,242   $13,812,788   $27,038,331   $25,492,681   $55,042,803   $48,190,192
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Operating Expenses:
    Operations                                      7,189,473     6,518,377    14,111,742    12,725,835    27,654,254    23,211,822
    Maintenance                                       637,689       605,963     1,316,354     1,246,460     2,688,573     2,195,536
    Depreciation                                    1,160,508       878,049     2,306,641     1,738,924     4,452,367     3,399,870
    Other Taxes                                     1,764,805     1,762,473     3,433,195     3,292,322     7,011,978     6,479,797
    Federal Income Taxes                              776,656     1,067,082     1,291,025     1,562,280     2,917,638     3,042,879
                                                  -----------   -----------   -----------   -----------   -----------   -----------

       Total Operating Expenses                    11,529,131    10,831,944    22,458,957    20,565,821    44,724,810    38,329,904
                                                  -----------   -----------   -----------   -----------   -----------   -----------

               Operating Income                     2,528,111     2,980,844     4,579,374     4,926,860    10,317,993     9,860,288

Other Income:
    Allowance for Funds Used During Construction       27,588       590,614        44,764     1,076,836       317,944     1,774,824
    Other - Net                                        37,910       170,026        75,265       383,004       253,252       844,071
                                                  -----------   -----------   -----------   -----------   -----------   -----------

       Total Other Income                              65,498       760,640       120,029     1,459,840       571,196     2,618,895

Income Before Interest Charges                      2,593,609     3,741,484     4,699,403     6,386,700    10,889,189    12,479,183
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Interest Charges                                    1,225,128     1,169,463     2,424,806     2,321,470     4,798,781     4,729,986
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Net Income                                          1,368,481     2,572,021     2,274,597     4,065,230     6,090,408     7,749,197

Preferred Stock Dividend Requirements                  63,696        79,696       127,393       159,393       268,786       318,786
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock               $ 1,304,785   $ 2,492,325   $ 2,147,204   $ 3,905,837   $ 5,821,622   $ 7,430,411
                                                  ===========   ===========   ===========   ===========   ===========   ===========

Earnings per share of Common Stock:
    Basic                                         $      0.26   $      0.51   $      0.43   $      0.80   $      1.17   $      1.60
    Diluted                                       $      0.26   $      0.50   $      0.43   $      0.79   $      1.17   $      1.58

Average Number of
    Common Shares Outstanding :
    Basic                                           5,014,922     4,913,299     5,010,138     4,907,683     4,977,788     4,650,036
    Diluted                                         5,186,492     5,139,725     5,181,708     5,134,109     5,171,784     4,876,462

Cash Dividends Paid per Common Share                $0.30 1/2     $0.29 1/2   $      0.61   $      0.59   $      1.21   $      1.17



See Notes to Consolidated Financial Statements.

                               MIDDLESEX WATER COMPANY
                             CONSOLIDATED BALANCE SHEETS

                               ASSETS AND OTHER DEBITS


                                                        June 30,       December 31,
                                                          2000             1999
                                                      ------------     ------------
                                                       (Unaudited)
UTILITY PLANT:
     Water Production                                 $ 65,446,050     $ 70,316,961
     Transmission and Distribution                     132,137,370      122,002,931
     General                                            19,906,578       19,717,575
     Construction Work in Progress                       2,484,248        2,858,703
                                                      ------------     ------------
              TOTAL                                    219,974,246      214,896,170
Less Accumulated Depreciation                           37,124,498       35,174,531
                                                      ------------     ------------

              UTILITY PLANT-NET                        182,849,748      179,721,639
                                                      ------------     ------------

NONUTILITY ASSETS-NET                                    2,598,065        2,087,498
                                                      ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                           2,116,423        5,169,772
     Temporary Cash Investments-Restricted               5,853,154        5,731,827
     Accounts Receivable (net of allowance
         for doubtful accounts)                          6,068,719        5,969,546
     Unbilled Revenues                                   3,176,560        2,627,863
     Materials and Supplies (at average cost)            1,144,376          956,950
     Prepayments and Other Current Assets                  465,840          616,224
                                                      ------------     ------------

              TOTAL CURRENT ASSETS                      18,825,072       21,072,182
                                                      ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                            3,020,480        3,029,362
     Preliminary Survey and Investigation Charges          694,863          472,287
     Regulatory Assets
         Income Taxes                                    5,955,879        5,955,879
         Post Retirement Costs                           1,084,780        1,127,884
     Other                                               1,893,895        1,568,934
                                                      ------------     ------------

              TOTAL DEFERRED CHARGES                    12,649,897       12,154,346
                                                      ------------     ------------

                             TOTAL                    $216,922,782     $215,035,665
                                                      ============     ============


See Notes to Consolidated Financial Statements

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS


                                                           June 30,              December 31,
                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                         (Unaudited)

CAPITALIZATION (see accompanying statements)                 $156,544,938            $156,882,012
                                                     ---------------------   ---------------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                            209,770                 201,921
     Notes Payable                                              3,000,000               2,000,000
     Accounts Payable                                           2,914,365               3,392,432
     Taxes Accrued                                              6,102,214               5,358,737
     Interest Accrued                                           1,808,330               1,760,470
     Other                                                      1,513,337               1,591,706
                                                     ---------------------   ---------------------

              TOTAL CURRENT LIABILITIES                        15,548,016              14,305,266
                                                     ---------------------   ---------------------

DEFERRED CREDITS:
     Customer Advances for Construction                        11,470,930              11,775,581
     Accumulated Deferred Investment Tax Credits                2,050,341               2,089,650
     Accumulated Deferred Federal Income Taxes                 12,201,860              12,113,286
     Employee Benefit Plans                                     5,213,804               4,656,575
     Other                                                      1,370,484               1,059,206
                                                     ---------------------   ---------------------

              TOTAL DEFERRED CREDITS                           32,307,419              31,694,298
                                                     ---------------------   ---------------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                           12,522,409              12,154,089
                                                     ---------------------   ---------------------

                        TOTAL                                $216,922,782            $215,035,665
                                                     =====================   =====================

See Notes to Consolidated Financial Statements.

                                              MIDDLESEX WATER COMPANY
                          CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                    June 30,        December 31,
                                                                                      2000               1999
                                                                                 -------------     --------------
                                                                                  (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
          Shares Authorized, 10,000,000
          Shares Outstanding - 2000 - 5,019,803; 1999 -  4,919,143               $  48,211,985      $  47,593,514
      Retained Earnings                                                             21,988,336         22,895,844
                                                                                 -------------      -------------
                   TOTAL COMMON EQUITY                                              70,200,321         70,489,358
                                                                                 -------------      -------------
      Cumulative Preference Stock, No Par Value
          Shares Authorized, 100,000; Shares Outstanding, None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
        Convertible:
          Shares Outstanding, $7.00 Series - 14,881                                  1,562,505          1,562,505
          Shares Outstanding, $8.00 Series - 12,000                                  1,398,857          1,398,857
        Nonredeemable:
          Shares Outstanding, $7.00 Series - 1,017                                     101,700            101,700
          Shares Outstanding, $4.75 Series - 10,000                                  1,000,000          1,000,000
                                                                                 -------------      -------------
                   TOTAL CUMULATIVE PREFERRED STOCK                                  4,063,062          4,063,062
                                                                                 -------------      -------------
      Long-term Debt:
          8.02% Amortizing Secured Note, due December 20, 2021                       3,346,550          3,371,527
          First Mortgage Bonds:
               7.25%, Series R, due July 1, 2021                                     6,000,000          6,000,000
               5.20%, Series S, due October 1, 2022                                 12,000,000         12,000,000
               5.25%, Series T, due October 1, 2023                                  6,500,000          6,500,000
               6.40%, Series U, due February 1, 2009                                15,000,000         15,000,000
               5.25%, Series V, due February 1, 2029                                10,000,000         10,000,000
               5.35%, Series W, due February 1, 2038                                23,000,000         23,000,000
               0.00%, Series X, due August 1, 2018                                   1,009,775          1,024,986
               4.53%, Series Y, due August 1, 2018                                   1,135,000          1,135,000
               0.00%, Series Z, due September 1, 2019                                2,150,000          2,150,000
               5.25%, Series AA, due September 1, 2019                               2,350,000          2,350,000
                                                                                 -------------      -------------
                  SUBTOTAL LONG-TERM DEBT                                           82,491,325         82,531,513
                                                                                 -------------      -------------
                    Less: Current Portion of Long-term Debt                           (209,770)          (201,921)
                                                                                 -------------      -------------
                             TOTAL LONG-TERM DEBT                                   82,281,555         82,329,592
                                                                                 -------------      -------------
                                  TOTAL CAPITALIZATION                           $ 156,544,938      $ 156,882,012
                                                                                 =============      =============



                                                                               Six Months Ended        Year Ended
                                                                                    June 30,          December 31,
                                                                                      2000                1999
                                                                                 -------------      ----------------
                                                                                  (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD                                             $  22,895,844       $    21,222,294
      Net Income                                                                     2,274,597             7,881,041
                                                                                 -------------       ---------------
              TOTAL                                                                 25,170,441            29,103,335
                                                                                 -------------       ---------------
      Cash Dividends:
          Cumulative Preferred Stock                                                   127,393               300,786
          Common Stock                                                               3,054,712             5,857,405
      Common Stock Expenses                                                                  0                49,300
                                                                                 -------------       ---------------
              TOTAL DEDUCTIONS                                                       3,182,105              6,207,491
                                                                                 -------------       ----------------
BALANCE AT END OF PERIOD                                                         $  21,988,336       $     22,895,844
                                                                                 =============       ================

See Notes to Consolidated Financial Statements.

                                                     MIDDLESEX WATER COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                 Six Months Ended June 30,        Twelve Months Ended June 30,
                                                                  2000              1999              2000               1999
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  2,274,597      $  4,065,230      $  6,090,408      $  7,749,197
     Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
             Depreciation and Amortization                       2,415,146         1,922,686         4,795,652         3,911,940
             Provision for Deferred Income Taxes                    88,574          (241,357)          205,616          (326,597)
             Allowance for Funds Used During Construction          (44,764)       (1,076,836)         (317,944)       (1,774,824)
         Changes in Current Assets and Liabilities:
             Accounts Receivable                                   (99,172)       (1,293,751)          111,100        (1,312,254)
             Accounts Payable                                     (477,847)       (1,598,203)          661,129          (621,983)
             Accrued Taxes                                         743,476           793,434            88,110           424,017
             Accrued Interest                                       47,860            37,855            69,145           139,814
             Unbilled Revenues                                    (548,699)         (819,502)          (58,912)         (560,471)
             Employee Benefit Plans                                557,229           497,622           953,666         1,034,122
             Other-Net                                            (142,399)          111,098          (142,429)          643,711
                                                              ------------      ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,814,001         2,398,276        12,455,541         9,306,672
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Utility Plant Expenditures*                            (5,887,054)      (10,380,376)      (18,788,413)      (26,363,023)
         Note Receivable                                           (13,500)           33,472         2,759,130            78,631
         Preliminary Survey and Investigation Charges             (222,576)          (68,781)         (349,880)         (129,947)
         Other-Net                                                 (82,740)           (4,962)         (236,374)         (325,675)
                                                              ------------      ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                           (6,205,870)      (10,420,647)      (16,615,537)      (26,740,014)
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Redemption of Long-term Debt                              (40,188)          (22,834)          (89,084)          (44,668)
         Proceeds from Issuance of Long-term Debt                     --                --           4,500,000         2,185,000
         Short-term Bank Borrowings                              1,000,000         2,000,000              --          (1,476,932)
         Deferred Debt Issuance Expenses                              --              (1,864)          (20,404)          (29,968)
         Temporary Cash Investments-Restricted                    (121,327)        6,959,215        (3,036,297)       13,926,260
         Proceeds from Issuance of Common Stock-Net                618,471           512,251         1,210,689        13,273,832
         Payment of Common Dividends                            (3,054,712)       (2,893,889)       (6,018,228)       (5,425,365)
         Payment of Preferred Dividends                           (127,393)         (159,393)         (268,786)         (318,786)
         Construction Advances and Contributions-Net                63,669           893,669         1,344,923         1,510,259
                                                              ------------      ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       (1,661,480)        7,287,155        (2,377,187)       23,599,632
                                                              ------------      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (3,053,349)         (735,216)       (6,537,183)        6,166,290
                                                              ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,169,772         9,388,822         8,653,606         2,487,316
                                                              ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,116,423      $  8,653,606      $  2,116,423      $  8,653,606
                                                              ============      ============      ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
         Interest (net of amounts capitalized)                $  2,236,251      $  1,124,063      $  4,249,599      $  2,650,978
         Income Taxes                                         $    988,450      $  1,514,400      $  3,202,750      $  3,377,375


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

The consolidated notes accompanying the 1999 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and its cash flows for the periods ended June 30, 2000 and 1999. Information included in the Balance Sheet as of December 31, 1999, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Regulatory Matters

Three base rate increase petitions were filed with the New Jersey Board of Public Utilities (BPU).


                                              Pinelands            Pinelands
                       Middlesex                Water            Wastewater
                       ---------                -----            ----------

Date Filed          June 22, 2000          July 7, 2000          July 7, 2000

Amount              $ 6.6 million          $ 0.1 million         $ 0.2 million

% Increase               15.92%                 31.3%                22.3%

Return on Equity         11.80%                 12.00%              12.00%

Last Increase       May 13, 1999           January 28, 1999    January 28, 1999

The requested increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex system also contributed to the rate request.

The last rate increase for the Pinelands Companies represented the final stage of a three-phase implementation. The first increase was effective January 28, 1997. The Company does not expect the three rate matters to be resolved until after the close of this calendar year.

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The original petition was filed with the Delaware Public Service Commission (PSC) in September 1999. The lower request is due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000.

The hearing examiner issued his report, which recommends an increase of approximately 5.50%. Several issues that account for a large portion of the requested increase remain in dispute. These include return on equity, utility plant and depreciation rates. Tidewater intends to file exceptions to the recommendations in this matter, which is scheduled for a hearing before the PSC in mid-September.

Note 3 - Capitalization

Common Stock - During the three months ended June 30, 2000, 8,334 common shares ($0.2 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.


                                                             (Thousands of Dollars)
                              Three Months Ended                 Six Months Ended            Twelve Months Ended
                                   June 30,                       June 30,                         June 30,



                       2000              1999            2000             1999              2000              1999
Basic:                Income   Shares   Income   Shares Income   Shares  Income   Shares   Income  Shares    Income    Shares
--------------------------------------------------------------------------------------------------------------------
Net Income             $1,368   5,015    $2,572  4,913   $2,275   5,010   $4,065    4,908  $6,090    4,978    $7,750     4,650
Preferred Dividend        (64)              (80)           (127)            (159)            (269)              (319)
                       ------   -----    ------  -----   ------   -----   ------    -----  ------    -----    ------     -----

Earnings Applicable
  to Common Stock      $1,304   5,015    $2,492  4,913   $2,148   5,010   $3,906    4,908  $5,821    4,978    $7,431     4,650

Basic EPS               $ .26             $ .51           $ .43            $ .80            $1.17              $1.60


Diluted:
--------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock      $1,304   5,015    $2,492  4,913   $2,148   5,010   $3,906    4,908  $5,821    4,978    $7,431     4,650

$7.00 Series               26      89        26     89       52      89       52       89     104       89       104        89
Dividend
$8.00 Series                                                                          137              105       160       137

Dividend                   24      82        40    137       48      82       80              110
                       ------   -----    ------  -----   ------   -----   ------    -----  ------    -----    ------     -----

Adjusted Earnings
  Applicable to
  Common Stock         $1,354   5,186    $2,558  5,139    2,248   5,181   $4,038    5,134  $6,035    5,172    $7,695     4,876

Diluted EPS             $0.26             $0.50           $0.43            $0.79            $1.17              $1.58



Note 5 - Business Segment Data

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

                                     Three Months Ended         Six Months Ended           Twelve Months Ended
                                          June 30                    June 30                      June 30
                                    2000          1999          2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------------
Operations by Segments:
Revenues:
   Regulated                      $ 12,287      $ 11,970      $ 23,578      $ 21,895      $ 47,731      $ 44,374
   Non - Regulated                   1,779         1,857         3,478         3,618         7,348         3,850
Inter-segment Elimination               (9)          (14)          (18)          (20)          (36)          (34)

                                  --------      --------      --------      --------      --------      --------
Consolidated Revenues             $ 14,057      $ 13,813      $ 27,038      $ 25,493      $ 55,043      $ 48,190
                                  --------      --------      --------      --------      --------      --------

Operating Income:
   Regulated                      $  2,385      $  2,770      $  4,354      $  4,587      $  9,506      $  9,444
   Non - Regulated                     143           211           225           340           812           416
Inter-segment Elimination             --            --            --            --            --            --
                                  --------      --------      --------      --------      --------      --------
Consolidated Operating Income     $  2,528      $  2,981      $  4,579      $  4,927      $ 10,318      $  9,860
                                  --------      --------      --------      --------      --------      --------

Depreciation/Amortization:
   Regulated                      $  1,147      $    872      $  2,281      $  1,728      $  4,413      $  3,389
   Non - Regulated                      14             6            26            11            39            11
Inter-segment Elimination             --            --            --            --            --            --
Consolidated
                                  --------      --------      --------      --------      --------      --------
   Depreciation/Amortization      $  1,161      $    878      $  2,307      $  1,739      $  4,452      $  3,400
                                  --------      --------      --------      --------      --------      --------

Other Income:
   Regulated                      $    395      $  1,201      $    604      $  2,041      $  1,980      $  3,637
   Non - Regulated                    --            --              (3)         --              (3)         --

Inter-segment Elimination             (330)         (440)         (481)         (581)       (1,406)       (1,018)

                                  --------      --------      --------      --------      --------      --------
Consolidated Other Income         $     65      $    761      $    120      $  1,460      $    571      $  2,619
                                  --------      --------      --------      --------      --------      --------

Interest Expense:
   Regulated                      $  1,370      $  1,250      $  2,707      $  2,479      $  5,321      $  5,011
   Non - Regulated                      23            57            45           104           145           192
Inter-segment Elimination             (168)         (138)         (327)         (262)         (667)         (473)

                                  --------      --------      --------      --------      --------      --------
Consolidated Interest Expense     $  1,225      $  1,169      $  2,425      $  2,321      $  4,799      $  4,730
                                  --------      --------      --------      --------      --------      --------

Net Income:
   Regulated                      $  1,410      $  2,720      $  2,250      $  4,149      $  6,164      $  8,070
   Non - Regulated                     120           154           179           236           664           225
Inter-segment Elimination             (162)         (302)         (154)         (320)         (738)         (546)

                                  --------      --------      --------      --------      --------      --------
Consolidated Net Income           $  1,368      $  2,572      $  2,275      $  4,065      $  6,090      $  7,749
                                  --------      --------      --------      --------      --------      --------

Capital Expenditures:
   Regulated                      $  3,178      $  4,175      $  5,367      $ 10,381      $ 18,257      $ 26,362
   Non - Regulated                      49            (3)          520           148           531           205

Inter-segment Elimination             --            --            --            --            --            --
                                  --------      --------      --------      --------      --------      --------
Total Capital Expenditures        $  3,227      $  4,172      $  5,887      $ 10,529      $ 18,788      $ 26,567
                                  --------      --------      --------      --------      --------      --------



                                    As of        As of
                                   June 30,    December 31,
                                     2000         1999
Assets:
   Regulated                      $235,855      $231,650
   Non - Regulated                   2,828         2,405
Inter-segment Elimination          (21,760)      (19,019)
                                  --------      --------
Consolidated Assets               $216,923      $215,036
                                  --------      --------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended June 30, 2000

Operating revenues rose $0.2 million for the quarter. Weather related consumption decreases in our New Jersey operating revenues offset substantially all of the $0.8 million from the May 1999 rate increase for Middlesex. Customer growth in our Delaware operations contributed $0.2 million. Our customer base in Delaware grew by over 25%, which includes the acquisition of 12 mobile home park water systems in early 2000. Consumption was flat due to similar weather patterns experienced in New Jersey.

Operations expense rose $0.7 million or 10.30%, which included higher water treatment costs of $0.3 million, labor and benefit costs of $0.2 million. Increases in all other areas accounted for the remaining $0.2 million.

Depreciation expense increased 32.2% over the same period from last year. The improvements to Middlesex primary treatment facility, the Carl J. Olsen Treatment Plant (CJO Plant), were placed in service July 1999 causing most of the $0.3 million increase in depreciation expense.

The expense for Federal income taxes fell $0.3 million reflecting lower earnings during the quarter.

Other income fell by $0.7 million compared to the same three-month period in 1999. With the completion of the CJO Plant, we ceased recording an Allowance for Funds Used During Construction (AFUDC), which resulted in a decrease of just under $0.6 million. Interest income decreased by more than $0.1 million due to a lower level of funds available for short-term investment.

The preferred stock dividend requirement decreased by 20% as a result of the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Net income fell 46.7% to $1.4 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year and higher operations costs.

Results of Operations - Six Months Ended June 30, 2000

Operating revenues rose $1.5 million or 6.1% for the year. The May 1999 rate increase for Middlesex accounted for $1.8 million. Weather related consumption decreases in our New Jersey operating revenues offset those rate related increases by $0.9 million. Customer and consumption growth in our Delaware operations contributed $0.5 million. Contract services revenues increased $0.1 million.

Operations expenses rose $1.4 million or 10.9%, which is attributable to all operating categories. Some of the more significant increases were for water treatment costs increased $0.4 million. Labor and benefits added $0.4 million. Purchased water increased $0.1 million.

Depreciation expense increased $0.6 million or 32.7% as a result of the CJO Plant completion in July 1999.

The expense for Federal income taxes fell $0.3 million reflecting lower earnings during the quarter.

Other income fell $1.3 million with lower AFUDC accounting for approximately $1.0 million of the decline and lower earnings on excess funds falling by $0.3 million.

Net income fell 44.1% to $2.3 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year, higher operations costs and increased depreciation expense.

The 20.1% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Results of Operations - Twelve Months Ended June 30, 2000

Operating revenues rose $6.8 million or 14.2% for the twelve-month period. The May 1999 rate increase for Middlesex accounted for $4.3 million. Current year weather patterns and last year's mid-summer drought restrictions decreased our New Jersey operating revenues by $1.4 million. A one-time refund to a large industrial customer of Middlesex also reduced revenues by $0.6 million. Customer and consumption growth in our Delaware operations contributed an additional $0.8 million to revenues. Contract services revenues for the operation of the Perth Amboy water and wastewater systems increased $3.7 million. USA-PA initiated services under this contract on January 1, 1999.

Operating expenses for the twelve months increased 16.7% or $6.4 million. Fifty percent of the increase is due to a full years worth of costs associated with the service contract to operate the water and wastewater systems of Perth Amboy. There were also increases in water treatment costs of $ 0.7 million, labor and benefits of $ 0.6 million, purchased water of $0.2 million. Maintenance expenses increased 22.5% due to increased emergency repairs for main and service breaks in both New Jersey and Delaware. Most of the depreciation expense increase of $1.1 million or 31.0% was a result of the CJO Plant completion in July 1999.

Taxes other than income taxes increased $0.5 million. Revenue related taxes were up due to the higher rate related revenues in New Jersey. This accounted for 65% of the increase. Real estate taxes and payroll related taxes were also up for the period.

Income taxes fell 4.1%, which reflects current lower earnings. The decline was somewhat offset by lower deferred tax benefits in the current period.

Other income fell $2.0 million with lower AFUDC accounting for approximately $1.5 million of the decline and lower earnings on excess funds accounting for the balance of the decline.

Net income fell 21.4% to $6.1 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year, higher operations costs and increased depreciation expense.

The 15.7% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Capital Resources

The Company's capital program for 2000 is estimated to be $18.1 million and includes $7.1 million for water system additions and improvements for our Delaware systems and $2.2 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 160 miles of unlined mains in the 670 mile Middlesex System. Final expenditures on the upgrade to the CJO Plant are estimated at $2.0 million. The capital program also includes $6.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consists of $1.0 million for mains, $0.8 million for service lines, $0.5 million for meters, $0.4 million for hydrants, $0.8 million for computer systems and $3.3 million for various other items.

Liquidity

Middlesex issued $4.5 million of First Mortgage Bonds in November 1999 through the New Jersey State Revolving Fund (SRF). $2.2 million of that financing will be used to cover the cost of the 2000 RENEW Program. The balance will be used to fund the 2001 RENEW program. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Capital expenditures of $5.9 million have been incurred during the six months ended June 30, 2000. The Company may also utilize short-term borrowings through $18.0 million of available lines of credit it has with two commercial banks for working capital purposes. At June 30, 2000, there was $3.0 million outstanding against the lines of credit.

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

Outlook

Earnings for 2000 are expected to be at least 15% percent below calendar year 1999 results. In addition, to the discussion in this report on first half results, other factors will impact our earnings over the second half of the year. Cool and wet weather patterns continue in our service territories, which has reduced customer demand. Less than anticipated rate relief in Delaware will reduce our ability to earn a fair and reasonable return on our investment. We believe it will be necessary to file for rate relief in Delaware during the fourth quarter. We have filed for rate relief in our regulated New Jersey franchise areas, but a decision is not expected until the close of the year 2000.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.2 million of the current portion of four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings


Item 2.           Changes in Securities


Item 3.           Defaults upon Senior Securities


Item 4. Submission of Matters to a Vote of Security Holders Annual Meeting of Shareholders held May 24, 2000.

                  Matters voted upon at the meeting:

                  ELECTION OF DIRECTORS
                  Nominees for Class I term expiring in 2003.

                                                 FOR                 WITHHOLD
                                             ---------               --------
                  John C. Cutting            3,961,277                 54,408
                  John P. Mulkerin           3,963,633                 52,052
                  Dennis G. Sullivan         3,942,744                 72,941

                  Nominees for Class III term expiring in 2002.

                                                FOR                  WITHHOLD
                                             ---------               --------
                  John R. Middleton          3,958,209                 57,476

                  Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 2000:

                     FOR                     AGAINST                 ABSTAIN
                     ---                     -------                 -------
                  3,977,987                   14,440                  23,258

Item 5.           Other Information


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


                                                MIDDLESEX WATER COMPANY
                                                      (Registrant)





                                                /s/A. Bruce O'Connor
                                                --------------------
Date: August 14, 2000                           A. Bruce O'Connor
                                                Vice President and Controller