Form 10-Q
period 2000-09-30
MIDDLESEX WATER CO
filed 2000-11-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               Commission File
For Quarter Ended: September 30, 2000                              No. 0-422
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

                               YES  [  X  ]      NO    [    ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at September 30, 2000
            -----                             ---------------------------------
Common Stock, No Par Value                                  5,029,553

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

                                                       MIDDLESEX WATER COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                          Three Months                 Nine Months                 Twelve Months
                                                       Ended September 30,         Ended September 30,          Ended September 30,
                                                   -------------------------   -------------------------   -------------------------
                                                       2000          1999          2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Operating Revenues                                 $14,386,999   $15,392,145   $41,425,330   $40,884,826   $54,037,657   $51,508,352
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Operating Expenses:
    Operations                                       7,057,061     6,938,208    21,168,803    19,664,043    27,773,107    24,876,649
    Maintenance                                        692,062       662,487     2,008,416     1,908,947     2,718,148     2,427,944
    Depreciation                                     1,170,734     1,023,154     3,477,375     2,762,078     4,599,947     3,599,876
    Other Taxes                                      1,871,767     1,952,789     5,304,962     5,245,111     6,930,956     6,766,475
    Federal Income Taxes                               900,843     1,200,064     2,191,868     2,762,344     2,618,417     3,339,185
                                                   -----------   -----------   -----------   -----------   -----------   -----------

       Total Operating Expenses                     11,692,467    11,776,702    34,151,424    32,342,523    44,640,575    41,010,129
                                                   -----------   -----------   -----------   -----------   -----------   -----------

               Operating Income                      2,694,532     3,615,443     7,273,906     8,542,303     9,397,082    10,498,223

Other Income:
    Allowance for Funds Used During Construction        76,277       241,946       121,041     1,318,782       152,275     1,715,670
    Other - Net                                         36,700       101,714       111,965       484,718       188,238       667,234
                                                   -----------   -----------   -----------   -----------   -----------   -----------

       Total Other Income                              112,977       343,660       233,006     1,803,500       340,513     2,382,904

Income Before Interest Charges                       2,807,509     3,959,103     7,506,912    10,345,803     9,737,595    12,881,127
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Interest Charges                                     1,270,066     1,178,544     3,694,872     3,500,014     4,890,303     4,698,943
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Net Income                                           1,537,443     2,780,559     3,812,040     6,845,789     4,847,292     8,182,184

Preferred Stock Dividend Requirements                   63,697        77,697       191,090       237,090       254,786       316,786
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock                $ 1,473,746   $ 2,702,862   $ 3,620,950   $ 6,608,699   $ 4,592,506   $ 7,865,398
                                                   ===========   ===========   ===========   ===========   ===========   ===========

Earnings per share of Common Stock:
    Basic                                          $      0.29   $      0.55   $      0.72   $      1.34   $      0.92   $      1.64
    Diluted                                        $      0.29   $      0.54   $      0.72   $      1.32   $      0.92   $      1.62

Average Number of
    Common Shares Outstanding :
    Basic                                            5,024,431     4,931,874     5,014,937     4,915,835     5,001,054     4,794,792
    Diluted                                          5,196,001     5,156,139     5,186,507     5,141,533     5,181,804     5,020,673

Cash Dividends Paid per Common Share                $ 0.30 1/2    $ 0.29 1/2    $ 0.91 1/2    $ 0.88 1/2   $      1.22   $      1.18



See Notes to Consolidated Financial Statements.


                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS


                                                     September 30,      December 31,
                                                         2000              1999
                                                      ------------     ------------
                                                      (Unaudited)
UTILITY PLANT:
     Water Production                                 $ 66,027,969     $ 70,316,961
     Transmission and Distribution                     133,168,232      122,002,931
     General                                            19,987,765       19,717,575
     Construction Work in Progress                       4,731,878        2,858,703
                                                      ------------     ------------
              TOTAL                                    223,915,844      214,896,170
Less Accumulated Depreciation                           38,107,925       35,174,531
                                                      ------------     ------------

              UTILITY PLANT-NET                        185,807,919      179,721,639
                                                      ------------     ------------

NONUTILITY ASSETS-NET                                    2,605,402        2,087,498
                                                      ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                           3,476,842        5,169,772
     Temporary Cash Investments-Restricted               4,362,754        5,731,827
     Accounts Receivable (net of allowance
         for doubtful accounts)                          6,224,226        5,969,546
     Unbilled Revenues                                   3,001,762        2,627,863
     Materials and Supplies (at average cost)            1,195,800          956,950
     Prepayments and Other Current Assets                  661,282          616,224
                                                      ------------     ------------

              TOTAL CURRENT ASSETS                      18,922,666       21,072,182
                                                      ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                            2,985,378        3,029,362
     Preliminary Survey and Investigation Charges          513,473          472,287
     Regulatory Assets
         Income Taxes                                    5,955,879        5,955,879
         Post Retirement Costs                           1,063,228        1,127,884
     Other                                               1,789,178        1,568,934
                                                      ------------     ------------

              TOTAL DEFERRED CHARGES                    12,307,136       12,154,346
                                                      ------------     ------------

                             TOTAL                    $219,643,123     $215,035,665
                                                      ============     ============

See Notes to Consolidated Financial Statements

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS



                                                     September 30,     December 31,
                                                          2000             1999
                                                     ------------     ------------
                                                      (Unaudited)
CAPITALIZATION (see accompanying statements)         $156,694,622     $156,882,012
                                                     ------------     ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                    168,739          201,921
     Notes Payable                                      6,025,000        2,000,000
     Accounts Payable                                   2,267,028        3,392,432
     Taxes Accrued                                      6,599,050        5,358,737
     Interest Accrued                                     926,972        1,760,470
     Other                                              1,705,206        1,591,706
                                                     ------------     ------------

              TOTAL CURRENT LIABILITIES                17,691,995       14,305,266
                                                     ------------     ------------

DEFERRED CREDITS:
     Customer Advances for Construction                11,333,685       11,775,581
     Accumulated Deferred Investment Tax Credits        2,030,687        2,089,650
     Accumulated Deferred Federal Income Taxes         12,348,036       12,113,286
     Employee Benefit Plans                             5,419,328        4,656,575
     Other                                              1,527,361        1,059,206
                                                     ------------     ------------

              TOTAL DEFERRED CREDITS                   32,659,097       31,694,298
                                                     ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                   12,597,409       12,154,089
                                                     ------------     ------------

                        TOTAL                        $219,643,123     $215,035,665
                                                     ============     ============



See Notes to Consolidated Financial Statements.


                                             MIDDLESEX WATER COMPANY
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS


                                                                               September 30,      December 31,
                                                                                    2000               1999
                                                                               -------------      -------------
                                                                                 (Unaudited)
CAPITALIZATION:
     Common Stock, No Par Value
          Shares Authorized, 10,000,000
          Shares Outstanding - 2000 - 5,029,553; 1999 - 5,000,589              $  48,531,691      $  47,593,514
     Retained Earnings                                                            21,930,244         22,895,844
                                                                               -------------      -------------
                   TOTAL COMMON EQUITY                                            70,461,935         70,489,358
                                                                               -------------      -------------
     Cumulative Preference Stock, No Par Value
          Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
       Convertible:
          Shares Outstanding, $7.00 Series - 14,881                                1,562,505          1,562,505
          Shares Outstanding, $8.00 Series - 12,000                                1,398,857          1,398,857
       Nonredeemable:
          Shares Outstanding, $7.00 Series -  1,017                                  101,700            101,700
          Shares Outstanding, $4.75 Series - 10,000                                1,000,000          1,000,000
                                                                               -------------      -------------
                   TOTAL CUMULATIVE PREFERRED STOCK                                4,063,062          4,063,062
                                                                               -------------      -------------
     Long-term Debt:
          8.05% Amortizing Secured Note, due December 20, 2021                     3,333,636          3,371,527
          First Mortgage Bonds:
               7.25%, Series R, due July 1, 2021                                   6,000,000          6,000,000
               5.20%, Series S, due October 1, 2022                               12,000,000         12,000,000
               5.25%, Series T, due October 1, 2023                                6,500,000          6,500,000
               6.40%, Series U, due February 1, 2009                              15,000,000         15,000,000
               5.25%, Series V, due February 1, 2029                              10,000,000         10,000,000
               5.35%, Series W, due February 1, 2038                              23,000,000         23,000,000
               0.00%, Series X, due August 1, 2018                                   970,667          1,024,986
               4.53%, Series Y, due August 1, 2018                                 1,095,000          1,135,000
               0.00%, Series Z, due September 1, 2019                              2,089,061          2,150,000
               5.25%, Series AA, due September 1, 2019                             2,350,000          2,350,000
                                                                               -------------      -------------
                  SUBTOTAL LONG-TERM DEBT                                         82,338,364         82,531,513
                                                                               -------------      -------------
                    Less: Current Portion of Long-term Debt                         (168,739)          (201,921)
                                                                               -------------      -------------
                             TOTAL LONG-TERM DEBT                                 82,169,625         82,329,592
                                                                               -------------      -------------
                                  TOTAL CAPITALIZATION                         $ 156,694,622      $ 156,882,012
                                                                               =============      =============


                                                                            Nine Months Ended     Year Ended
                                                                              September 30,       December 31,
                                                                                   2000               1999
                                                                               -----------        -----------
                                                                                (Unaudited)
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD                                            $22,895,844        $21,222,294
     Net Income                                                                  3,812,040          7,881,041
                                                                               -----------        -----------
              TOTAL                                                             26,707,884         29,103,335
                                                                               -----------        -----------
     Cash Dividends:
          Cumulative Preferred Stock                                               191,090            300,786
          Common Stock                                                           4,586,550          5,857,405
     Common Stock Expenses                                                               0             49,300
                                                                               -----------        -----------
              TOTAL DEDUCTIONS                                                   4,777,640          6,207,491
                                                                               -----------        -----------
BALANCE AT END OF PERIOD                                                       $21,930,244        $22,895,844
                                                                               ===========        ===========

See Notes to Consolidated Financial Statements.

                                                     MIDDLESEX WATER COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)



                                                                      Nine Months Ended                Twelve Months Ended
                                                                        September 30,                       September 30,
                                                              ------------------------------      ------------------------------
                                                                   2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  3,812,040      $  6,845,789      $  4,847,292      $  8,182,184
      Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
             Depreciation and Amortization                       3,656,228         3,070,261         4,889,159         4,063,766
             Provision for Deferred Income Taxes                   234,750          (132,372)          242,807          (197,963)
             Allowance for Funds Used During Construction         (121,041)       (1,318,782)         (152,275)       (1,715,670)
         Changes in Current Assets and Liabilities:
             Accounts Receivable                                  (255,123)       (1,499,983)          161,381        (1,220,773)
             Accounts Payable                                   (1,126,167)       (1,328,163)         (257,231)       (1,559,398)
             Accrued Taxes                                       1,240,313         1,162,257           216,124           832,025
             Accrued Interest                                     (833,498)       (1,019,444)          245,086           (12,994)
             Unbilled Revenues                                    (373,899)         (601,800)         (101,814)         (304,469)
             Employee Benefit Plans                                762,753           680,706           976,106           954,331
             Other-Net                                             (91,138)         (362,690)          382,620           289,662
                                                              ------------      ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,905,218         5,495,779        11,449,255         9,310,701
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Utility Plant Expenditures*                            (9,932,019)      (15,394,729)      (17,819,025)      (22,905,963)
         Note Receivable                                           (28,500)           47,512         2,730,090            72,755
         Preliminary Survey and Investigation Charges              (41,186)         (113,498)         (123,773)         (139,356)
         Other-Net                                                  40,671          (225,676)          107,751          (453,989)
                                                              ------------      ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                           (9,961,034)      (15,686,391)      (15,104,957)      (23,426,553)
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Redemption of Long-term Debt                             (193,149)          (59,655)         (205,224)          (70,694)
         Proceeds from Issuance of Long-term Debt                     --                --           4,500,000         2,185,000
         Short-term Bank Borrowings                              4,025,000              --           5,025,000        (3,500,000)
         Deferred Debt Issuance Expenses                              --              (1,864)          (20,404)          (29,968)
         Temporary Cash Investments-Restricted                   1,369,073         7,083,321        (1,670,003)        8,803,824
         Proceeds from Issuance of Common Stock-Net                938,177           803,459         1,239,187        13,235,973
         Payment of Common Dividends                            (4,586,549)       (4,348,788)       (6,095,166)       (5,638,274)
         Payment of Preferred Dividends                           (191,090)         (237,090)         (254,786)         (316,787)
         Construction Advances and Contributions-Net                 1,424         2,038,064           138,283         2,247,030
                                                              ------------      ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,362,886         5,277,447         2,656,887        16,916,104
                                                              ------------      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (1,692,930)       (4,913,165)         (998,815)        2,800,252
                                                              ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,169,772         9,388,822         8,588,217         1,675,405
                                                              ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,476,842      $  4,475,657      $  7,589,402      $  4,475,657
                                                              ============      ============      ============      ============

* Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
         Interest (net of amounts capitalized)                $  4,274,374      $  3,094,507      $  4,317,278      $  2,852,353
         Income Taxes                                         $  1,101,450      $  2,322,350      $  2,507,800      $  3,279,200

See Notes to Consolidated Financial Statements

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

The consolidated notes accompanying the 1999 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and its cash flows for the periods ended September 30, 2000 and 1999. Information included in the Balance Sheet as of December 31, 1999, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Regulatory Matters

Three base rate increase petitions were filed with the New Jersey Board of Public Utilities (BPU).

                                                        Pinelands                Pinelands
                              Middlesex                   Water                  Wastewater
                           -------------             -------------              -------------
Date Filed                 June 22, 2000             July 7, 2000               July 7, 2000

Amount                     $ 6.6 million             $ 0.1 million              $ 0.2 million

% Increase                      15.92%                     31.3%                    22.3%

Return on Equity                11.80%                    12.00%                   12.00%

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

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The original petition was filed with the Delaware Public Service Commission (PSC) in September 1999. The lower request was due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000.

The hearing examiner issued his report in late June 2000, which recommended an increase of approximately 5.50%. This matter was brought before the PSC on September 12, 2000, at which time the Company was granted a 2.76% rate increase. The PSC disallowed any recognition of acquisition adjustments and applied a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. This credit may be removed by the PSC upon receipt of satisfactory evidence that Tidewater has resolved the quality issues that arose during the course of the rate proceedings.

Due to unresolved issues with tariff design, this matter is not expected to be finalized until late November 2000. At that time, an effective date will be authorized by the PSC. Because Tidewater implemented a 14.8% interim rate increase on November 19, 1999, it will be required to refund, along with interest, by way of billing credits, the difference to its customers retroactive to the date interim rates were put into effect. These billing refunds will not affect earnings since Tidewater has been deferring recognition of those revenues until a decision is reached by the PSC. Interest expense is expected to be calculated and recorded in the fourth quarter of 2000.

Note 3 - Capitalization

Common Stock - During the three months ended September 30, 2000, 9,750 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                        (Amounts in Thousands)
                          Three Months Ended             Nine Months Ended                 Twelve Months Ended
                             September 30,                  September 30,                      September 30,

                       2000              1999            2000             1999              2000              1999
Basic:                 Income   Shares   Income   Shares Income   Shares  Income   Shares   Income  Shares    Income    Shares
------------------------------------------------------------------------------------------------------------------------------
Net Income             $1,537   5,025    $2,781  4,932   $3,812   5,015   $6,846    4,916  $4,847    5,001    $8,183     4,795
Preferred Dividend        (64)              (78)           (191)            (237)            (255)              (317)
                       ------   -----    ------  -----   ------   -----   ------    -----  ------    -----    ------     -----
Earnings Applicable
  to Common Stock      $1,473   5,025    $2,703  4,932   $3,621   5,015   $6,609    4,916  $4,592    5,001    $7,866     4,795

Basic EPS               $0.29             $0.55           $ .72            $1.34            $ .92              $1.64


Diluted:

Earnings Applicable
  to Common Stock      $1,473   5,025    $2,703  4,932   $3,621   5,015   $6,609    4,916  $4,592    5,001    $7,866     4,795
$7.00 Series               26      89        26     89       78      89       78       89     104       89       104        89
Dividend
$8.00 Series
Dividend                   24      82        38    135       72      82      118      136      96       92       158       137
                       ------   -----    ------  -----   ------   -----   ------    -----  ------    -----    ------     -----
Adjusted Earnings
  Applicable to
  Common Stock         $1,523   5,196    $2,767  5,156   $3,771   5,186   $6,805    5,141  $4,792    5,182    $8,128     5,021

Diluted EPS             $0.29             $0.54           $ .72            $1.32            $ .92              $1.62

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

                                                         (Amounts in Thousands)
                                  Three Months Ended      Nine Months Ended      Twelve Months Ended
                                     September 30            September 30           September 30
                                  2000         1999        2000       1999        2000         1999
                                --------    --------    --------    --------    --------    --------
Operations by Segments:
Revenues:
   Regulated                    $ 12,656    $ 13,504    $ 36,235    $ 35,380    $ 46,902    $ 45,911
   Non - Regulated                 1,740       1,897       5,217       5,534       7,171       5,632
Inter-segment Elimination             (9)         (9)        (27)        (29)        (36)        (35)
                                --------    --------    --------    --------    --------    --------
Consolidated Revenues           $ 14,387    $ 15,392    $ 41,425    $ 40,885    $ 54,037    $ 51,508
                                --------    --------    --------    --------    --------    --------

Operating Income:
   Regulated                    $  2,603    $  3,363    $  6,957    $  7,937    $  8,758    $  9,892
   Non - Regulated                    92         252         317         605         639         606
Inter-segment Elimination           --          --          --          --          --          --
                                --------    --------    --------    --------    --------    --------
Consolidated Operating Income   $  2,695    $  3,615    $  7,274    $  8,542    $  9,397    $ 10,498
                                --------    --------    --------    --------    --------    --------

Depreciation/Amortization:
   Regulated                    $  1,156    $  1,015    $  3,437    $  2,739    $  4,557    $  3,581
   Non - Regulated                    15           8          40          23          43          19
Inter-segment Elimination           --          --          --          --          --          --
                                --------    --------    --------    --------    --------    --------
Consolidated
   Depreciation/Amortization    $  1,171    $  1,023    $  3,477    $  2,762    $  4,600    $  3,600
                                --------    --------    --------    --------    --------    --------

Other Income:
   Regulated                    $    287    $    928    $    891    $  2,970    $  1,339    $  3,672
   Non - Regulated                  --          --            (3)       --            (3)       --
Inter-segment Elimination           (174)       (585)       (655)     (1,166)       (995)     (1,289)
                                --------    --------    --------    --------    --------    --------
Consolidated Other Income       $    113    $    343    $    233    $  1,804    $    341    $  2,383
                                --------    --------    --------    --------    --------    --------

Interest Expense:
   Regulated                    $  1,437    $  1,298    $  4,145    $  3,766    $  5,471    $  5,047
   Non - Regulated                    25          62          69         176          97         214
Inter-segment Elimination           (192)       (181)       (519)       (442)       (678)       (562)
                                --------    --------    --------    --------    --------    --------
Consolidated Interest Expense   $  1,270    $  1,179    $  3,695    $  3,500    $  4,890    $  4,699
                                --------    --------    --------    --------    --------    --------
Net Income:
   Regulated                    $  1,453    $  2,994    $  3,703    $  7,141    $  4,625    $  8,516
   Non - Regulated                    67         190         245         429         539         393
Inter-segment Elimination             17        (403)       (136)       (724)       (317)       (727)
                                --------    --------    --------    --------    --------    --------
Consolidated Net Income         $  1,537    $  2,781    $  3,812    $  6,846    $  4,847    $  8,182
                                --------    --------    --------    --------    --------    --------

Capital Expenditures:
   Regulated                       4,037    $  5,013    $  9,405    $ 15,395    $ 17,280    $ 22,899
   Non - Regulated                     7        --           527         147         539         154
Inter-segment Elimination           --          --          --          --
                                --------    --------    --------    --------    --------    --------
Total Capital Expenditures      $  4,044    $  5,013    $  9,932    $ 15,542    $ 17,819    $ 23.053
                                --------    --------    --------    --------    --------    --------


                                             As of              As of
                                        September 30,      December 31,
                                            2000                1999
                                         ---------           ---------
Assets:
   Regulated                             $ 236,499           $ 231,650
   Non - Regulated                           3,074               2,405
Inter-segment Elimination
                                           (19,930)            (19,019)
                                         ---------           ---------
Consolidated Assets                      $ 219,643           $ 215,036


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Three Months Ended September 30, 2000

Operating revenues fell $1.0 million for the quarter due to weather related consumption decreases in our New Jersey service territory. Continued customer growth in our Delaware operations helped to offset the effect of similar consumption decreases. Our customer base in Delaware grew by over 23%, which includes the acquisition of 12 mobile home park water systems in early 2000.

Operating expense declined by $0.1 million, which reflects a $0.3 million decline in Federal income taxes and includes higher water treatment costs of $0.2 million. Depreciation expense increased 14.4% over the same period from last year. The improvements to Middlesex primary treatment facility, the Carl J. Olsen Treatment Plant (CJO Plant), were placed in service July 1999 causing most of the increase in depreciation expense. Other taxes declined due to lower revenue related taxes for New Jersey revenues.

Other income fell by $0.2 million compared to the same three-month period in 1999. With the completion of the CJO Plant, we ceased recording an Allowance for Funds Used During Construction (AFUDC), which resulted in a decrease of just under $0.2 million. Interest income decreased due to a lower level of funds available for short-term investment.

Net income fell 44.7% to $1.5 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year and higher operations costs.

The preferred stock dividend requirement decreased by 18% as a result of the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.


Results of Operations - Nine Months Ended September 30, 2000

Operating revenues rose $0.5 million or 1.3% for the year. The 1999 rate increases for our New Jersey operations, which accounted for $2.0 million, were completely offset by weather related consumption decreases. Customer growth in our Delaware operations contributed $0.5 million.

Operations expenses rose $1.8 million or 5.6%, which is attributable to all operating categories except income taxes. Some of the more significant increases were for water treatment costs, which increased $0.6 million and labor and benefits, which added $0.5 million.

Depreciation expense increased $0.7 million or 25.9% as a result of the CJO Plant completion in July 1999.

The expense for Federal income taxes fell $0.6 million reflecting lower earnings during the year.

Other income fell $1.6 million with lower AFUDC accounting for approximately $1.2 million of the decline and lower earnings on excess funds falling by $0.4 million.

Net income fell 44.3% to $3.8 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year, higher operations costs and increased depreciation expense.

The 19.4% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Results of Operations - Twelve Months Ended September 30, 2000

Operating revenues rose $2.5 million or 4.9% for the twelve-month period. The 1999 rate increases for our New Jersey operations accounted for $3.2 million Current year weather patterns and last year's mid-summer drought restrictions decreased our New Jersey consumption revenues by $2.4 million. A one-time refund to a large industrial customer of Middlesex also reduced revenues by $0.7 million. Customer and consumption growth in our Delaware operations contributed an additional $0.6 million to revenues. Contract services revenues for the operation of the Perth Amboy water and wastewater systems increased $1.9 million. USA-PA initiated services under this contract on January 1, 1999.

Operating  expenses  for the  twelve  months  increased  8.9%  or $3.6  million.
Forty-four percent of the increase is due to a full years worth of costs associated with the service contract to operate the water and wastewater systems of Perth Amboy. There were also increases in water treatment costs of $ 0.9 million, labor and benefits of $ 0.6 million,. Maintenance expenses increased 12.0% due to increased emergency repairs for main and service breaks in both New Jersey and Delaware. Most of the depreciation expense increase of $1.0 million or 27.8% was a result of the CJO Plant completion in July 1999.

Taxes other than income taxes increased $0.2 million. Revenue related taxes were up due to the higher rate related revenues in New Jersey.

Income taxes fell 21.6%, which reflects current lower earnings. The decline was somewhat offset by lower deferred tax benefits in the current period.

Other income fell $2.0 million with lower AFUDC accounting for approximately $1.6 million of the decline and lower earnings on excess funds accounting for the balance of the decline.

Net income fell 40.7% to $4.8 million due mostly to the benefit of the net financing activity realized during the construction phase of the CJO Plant upgrade in the prior year, higher operations costs and increased depreciation expense.

The 19.6% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999.

Capital Resources

The Company's capital program for 2000 is estimated to be $14.4 million and includes $4.0 million for water system additions and improvements for our Delaware systems and $3.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 160 miles of unlined mains in the 670 mile Middlesex System. Final expenditures on the upgrade to the CJO Plant are estimated at $2.2 million. The capital program also includes $5.2 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.1 million for mains, $0.8 million for service lines, $0.4 million for meters, $0.3 million for hydrants, $0.1 million for computer systems and $2.5 million for various other items.

Liquidity

Middlesex issued $4.5 million of First Mortgage Bonds in November 1999 through the New Jersey State Revolving Fund (SRF). $2.2 million of that financing will be used to cover the cost of the 2000 RENEW Program. The balance will be used to fund the 2001 RENEW program. The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Capital expenditures of $9.9 million have been incurred during the nine months ended September 30, 2000. The Company may also utilize short-term borrowings through $18.0 million of available lines of credit it has with two commercial banks for working capital purposes. At September 30, 2000, there was $6.0 million outstanding against the lines of credit.

Accounting Standards

In June 2000, The Financial Accounting Standards Board (FASB) amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The Company will adopt this accounting standard on January 1, 2001. The Company expects the adoption of this Standard will not have a material impact on the financial statements.

Outlook

Earnings for 2000 are expected to be at least 35% percent below calendar year 1999 results. In addition, to the discussion in this report on results of operations for nine months, other factors will impact our earnings over the last quarter of the year. Although not as significant as during the normally high demand summer months, we expect continued lower consumption due to the unusual weather patterns experienced in our service territories.

Less than anticipated rate relief in Delaware will reduce our ability to earn a fair and reasonable return on our investment. The Public Service Commission has tentatively approved a 2.76% increase which compares unfavorably to the 21.2% requested increase (See Note 2 to the Consolidated Financial Statements). We have filed for rate relief in our regulated New Jersey franchise areas, but a decision is not expected until after the close of the year 2000.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  None


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


                                               MIDDLESEX WATER COMPANY
                                                     (Registrant)





                                               /s/A. Bruce O'Connor
                                               --------------------
Date: November 14, 2000                        A. Bruce O'Connor
                                               Vice President and Controller