Form 10-K
period 2000-12-31
MIDDLESEX WATER CO
filed 2001-03-26
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-422


For the Fiscal Year ended December 31, 2000
                          -----------------


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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each Class                                       on which registered
-------------------                                      ----------------------
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 16, 2001 was $154,881,558 based on the closing market price of $30.625 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at March 16, 2001
          -----                                  -----------------------------
Common Stock, No par Value                                 5,057,357

                       Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 23, 2001 as to Part III.

PART I

Item 1. Business


Overview

Middlesex Water Company was incorporated as a water utility company in 1897 and operates water utility systems in central and southern New Jersey and in Delaware as well as a wastewater utility in southern New Jersey. The water utility system in central New Jersey, which we call the "Middlesex System," produced 76.3% of the Company's 2000 revenues. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes.

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

The Middlesex System's retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the Boroughs of Metuchen and Carteret, the City of South Amboy, portions of Edison Township and the Borough of South Plainfield in Middlesex County and a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well developed areas of central New Jersey. The contract customers of the Middlesex System comprise an area of approximately 141 square miles with a population of approximately 267,000. Contract sales to Edison, Sayreville, Old Bridge and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to these and other municipalities in the South River Basin area of the State through contracts with water suppliers outside the South River Basin. The State saw this as a way to reduce the use of ground water and depletion of aquifers. Our long-term contracts to pump treated surface water to East Brunswick, Marlboro, Old Bridge and Sayreville are consistent with the State approved plan.

        We have four wholly-owned subsidiaries:


         o Tidewater Utilities, Inc. ("Tidewater"), provides water service to approximately 15,500 retail customers for residential, commercial and fire protection purposes in over 120 separate community water systems in Kent, Sussex and New Castle Counties, Delaware. Public Water Supply Company, Inc., formerly a wholly-owned subsidiary of Tidewater, was merged into Tidewater effective February 1, 2000. The combined entity will continue under the Tidewater name. We refer to our Delaware operations as the "Tidewater Systems". The Tidewater Systems produced approximately 9.1% of our total revenues in 2000. White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater, owns the office building that Tidewater uses as its business office and also provides operations and maintenance contract services to area wastewater systems.

         o Pinelands Water Company services 2,300 residential customers in Burlington County, New Jersey. We refer to this water utility as the "Pinelands System." The Pinelands System produced approximately 0.7% of our total revenues in 2000.

         o Pinelands Wastewater Company services approximately 2,300 primarily residential retail customers and, under contract, one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. We refer to this wastewater utility as the "Pinelands Wastewater System." The Pinelands Wastewater System produced approximately 1.3% of our total revenues in 2000.



         o Utility Service Affiliates, Inc. (USA) - On December 2, 1999, Middlesex implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the Board of Public Utilities (BPU) on November 18, 1999. The implementation of the franchise agreement has significantly impacted two existing agreements entered into by the parties in 1994.

               The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and was significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues derived from providing water to South Amboy's 2,600 customers.

         o Utility Service Affiliates (Perth Amboy) Inc., which we refer to as ( "USA-PA"), along with Middlesex Water Company, operates and maintains the City of Perth Amboy's water system and the wastewater system under a 20 year contract. USA-PA is paid a fixed fee and a variable fee based on increased system billings. Fixed fee payments to USA-PA in the agreement rise from $6.4 million in the first year to $9.7 million by year 20. The agreement also requires USA-PA to lease from the City all of the City's employees who currently work on the City's water system or wastewater system. In connection with the agreement, the City of Perth Amboy, through the Middlesex County Improvement Authority, issued $68.0 million in three series of bonds. One of those series of bonds, in principal amount of $26.3 million, was guaranteed by the Company. The City guaranteed the two other series of bonds. The Company also guaranteed the performance of our subsidiary, USA-PA. USA-PA entered into a subcontract with a sewer contracting firm for the operation and maintenance of the City's wastewater system. City employees who now work on the City's wastewater system are subleased by the subcontractor from USA-PA. USA-PA began to operate and maintain the City's systems on January 1, 1999. USA-PA produced approximately 12.5% of our total revenues in 2000.

Financial Information

Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                         (000's)
                                                Years Ended December 31,
                                                -----------------------

                                             2000          1999        1998
                                             ----          ----        ----
             Operating Revenues             $54,477      $53,497      $43,058
                                            =======       ======      =======
             Operating Income               $ 9,938      $10,665      $ 9,149
                                            =======       ======      =======

             Operating revenues were earned from the following sources:

                                                   Years Ended December 31,
                                                   -----------------------

                                               2000         1999         1998
                                               ----         ----         ----

                     Residential               37.9%        36.9%        41.4%
                     Commercial                10.4         10.2         11.4
                     Industrial                13.1         12.1         15.8
                     Fire Protection           10.7         10.2         11.5
                     Contract Sales            14.3         15.6         17.5
                     Contract Operations       12.6         14.0          1.1
                     Other                      1.0          1.0          1.3
                                               ----         ----          ---

                          TOTAL               100.0%       100.0%       100.0%
                                              ======       ======       ======

Water Supplies and Contracts

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

Middlesex System:

Our Middlesex System obtains water from both surface sources and from wells which we call groundwater sources. In 2000, surface sources of water provided approximately 70.2% of the Middlesex System's water supply; groundwater from wells provided approximately 22.4% and the balance of 7.4% was purchased from Elizabethtown Water Company ("Elizabethtown"), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority ("NJWSA"). Under a multistate compact, the NJWSA is entitled to divert water from the Delaware River into the D&R Canal.

This supply, together with water in the Round Valley and Spruce Run Reservoir System, provide a safe yield of 225 million gallons per day (mgd), which supplies our Middlesex System and other large water purveyors contractually regulated by the NJWSA. We have contracts with the NJWSA to divert a maximum of 20 mgd of untreated water from the D&R Canal. In addition, we have a one-year agreement for an additional 5 mgd, renewed through April 30, 2001. We also have an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. This Contract also allows us to purchase additional water from Elizabethtown on an emergent basis.

Our Middlesex System also derives water from groundwater sources equipped with electric motor driven deep well turbine type pumps. The Middlesex System has 31 wells, which provide an aggregate pump capacity of approximately 27 mgd.

The Middlesex System's groundwater sources are:


                                                 2000 Maximum
                                                 Daily Pumpage         Pump
                                   No. of       (millions of        Capacity
            Middlesex System       Wells           gallons)           (mgd)          Location
            ----------------       ------          --------          ------          --------
      Park Avenue                    15               8.6             15.2        South Plainfield
      Tingley Lane North              4               3.0              2.8        Edison
      Tingley Lane South              5               2.5              2.6        Edison
      Spring Lake                     4               1.1              2.8        South Plainfield
      Sprague Avenue #1               1               1.2              1.1        South Plainfield
      Sprague Avenue #2               1               1.3              1.3        South Plainfield
      Maple Avenue                    1               0.8              0.9        South Plainfield
                                     --
             Total                   31
                                     ==


Tidewater Systems:

Water supply to Delaware customers is derived from the Tidewater Systems' 180 wells, which provided overall system delivery of 803 million gallons during 2000. The Tidewater Systems do not have a central treatment facility. Several of its water systems in Sussex County and New Castle County, Delaware have interconnected transmission systems. Treatment is by chlorination and, in some cases, pH correction and filtration.

Pinelands System:

The Pinelands System obtains its water supply from four wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven, deep well turbine pumps and one is equipped with an electric motor driven submersible pump. Disinfection is done at individual well sites, which are located in Southampton Township, New Jersey. The wells have an aggregate pump capacity of 2.2 mgd. In 2000, the maximum daily pumpage was 1.4 million gallons.

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

Three base rate increase petitions were filed with the BPU during the year.

                                            Pinelands            Pinelands
                      Middlesex               Water              Wastewater
                      ---------               -----              ----------

Date Filed          June 22, 2000         July 7, 2000          July 7, 2000

Amount              $ 6.6 million        $ 0.1 million         $ 0.2 million

% Increase             15.92%                31.30%                22.30%

Return on Equity       11.80%                12.00%                12.00%

Last Increase       May 13, 1999        January 23, 1999       January 23, 1999

The requested increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex system also contributed to the rate request. The last rate increase for the Pinelands Companies represented the final stage of a three-phase implementation. The first increase was effective January 23, 1997. The discovery phase and the evidentiary hearings have been completed for all cases. Legal briefs have been filed for all three cases. The Administrative Law Judge assigned to the Middlesex case issued an oral decision on March 19, 2001 recommending an 8.45% or $3.5 million increase. Initial decisions for the Pinelands cases are not expected until mid-April 2001. Ultimate resolutions by the BPU for the three cases are not expected until the middle of the second quarter of 2001.

On September 20, 1999, Tidewater and Public Water Supply Company (Public) jointly filed a petition with the PSC for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively.

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The lower request was due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000. The hearing examiner issued his report in late June 2000, which recommended an increase of approximately 5.50%. This matter was brought before the PSC on September 12, 2000, at which time the Company was granted a 2.67% rate increase. The PSC disallowed any recognition of acquisition adjustments and applied a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. This credit may be removed by the PSC upon receipt of satisfactory evidence that Tidewater has resolved the quality issues that arose during the course of the rate proceedings.

Because Tidewater implemented a 14.8% interim rate increase on November 19, 1999, refunds were given to its customers, along with interest, by way of billing credits, for the difference between interim and approved rates, retroactive to the date interim rates were put into effect.

Water Quality and Environmental Regulations

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

Employees

As of December 31, 2000, we had a total of 143 employees in New Jersey, and a total of 40 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

Executive Officers of Middlesex Water Company

Walter J. Brady - age 59; Senior Vice President-Administration; term expires May 2001. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, Vice President-Administration in 1989 and Senior Vice President of Administration in 1998. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc., and a Vice President and Director of Utility Service Affiliates (Perth Amboy) Inc.

A. Bruce O'Connor - age 42; Vice President and Controller; term expires May 2001. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., and Utility Service Affiliates, Inc., Vice President and Director of Pinelands Water Company and Pinelands Wastewater Company and Vice President and Treasurer of Utility Service Affiliates (Perth Amboy) Inc.

Marion F. Reynolds - age 61; Vice President, Secretary and Treasurer; term expires May 2001. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc. White Marsh Environmental Systems, Inc. and Utility Service Affiliates (Perth Amboy) Inc. and Secretary/Treasurer of Pinelands Water Company and Pinelands Wastewater Company and Secretary and a Director of Utility Service Affiliates, Inc.

Richard A. Russo - age 55; Executive Vice President; term expires May 2001. Mr. Russo, who had been Vice President-Operations since 1989 was elected Executive Vice President in 1995 and is responsible for engineering, water production, water treatment and distribution maintenance. He has been a director of Middlesex since 1994. He was formerly employed by Trenton Water Works as General Superintendent and Chief Engineer since 1979. He is President and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company. He is Executive Vice President and Director of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. Mr. Russo also serves as Vice President and a Director of Sussex Shores Water Company.

Dennis G. Sullivan - age 59; Vice President and General Counsel, Assistant Secretary-Assistant Treasurer; term expires May 2001. Mr. Sullivan has been a Director of Middlesex since October 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Vice President, Assistant Secretary and Director of White Marsh Environmental Systems, Inc., a Director of Pinelands Water Company and Pinelands Wastewater Company, a Director and Assistant
Secretary of Utility Service Affiliates, Inc., and a Director and Assistant Secretary of Utility Service Affiliates (Perth Amboy) Inc.

J. Richard Tompkins - age 62; Chairman of the Board and President; term expires May 2001. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company and Pinelands Wastewater Company; and Director and President of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams - age 52; Vice President-Operations; term expires May 2001. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is Director and Vice President of Utility Service Affiliates, Inc., and Utility Service Affiliates (Perth Amboy) Inc.

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

The design capacity of the intake and pumping station in New Brunswick, New Jersey, is 80 mgd. The four electric motor driven vertical turbine pumps presently installed have an aggregate design capacity of 82 mgd. The design capacity of our raw water supply main is 55 mgd. We also have a 58,600 foot and a 38,800 foot transmission main and a long term, nonexclusive "wheeling agreement" with the East Brunswick system, all used to transport water to several of our contract customers.

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

We have a RENEW Program in the Middlesex System to rehabilitate sections of the distribution system which contain unlined mains. These sections are generally in the older areas of the system. The rehabilitation includes the cleaning and lining of unlined cast iron mains; the replacement and/or upgrading of some selected mains; and the replacement of valves and hydrants. In the Middlesex System, there are approximately 150 miles of unlined mains of the total 695 miles. A similar program has been started in the South Amboy section of our Middlesex System, which has a total of 24 miles of water mains. Since the RENEW program was initiated in 1995, 40.1 miles of mains have been rehabilitated including 1.1 miles in South Amboy. .

Middlesex System's storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison, a 5 mg reservoir in Carteret and a 2 mg reservoir at the Park Avenue Well Field.

We own the properties in New Jersey on which Middlesex System's 31 wells and the CJO Plant are located. We also own our headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two story office building and an adjacent 16,500 square foot maintenance facility.

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

Item 3. Legal Proceedings

A motel in our Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on financial condition or results of operations.

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

The Company has been notified of a potential claim in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established.

Item 4. Submission of Matters to a Vote of Security Holders


None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters Price Range of Common Stock

The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

         2000                High                Low              Dividend
         ----                ----                ---              --------

First Quarter              $32.0000            $25.0000            $0.3050
Second Quarter              29.7500             27.2500             0.3050
Third Quarter               30.0000             26.9375             0.3050
Fourth Quarter              33.9375             27.0000             0.3100


         1999                High                Low              Dividend
         ----                ----                ---              --------

First Quarter              $25 4375            $21.0000           $0.2950
Second Quarter              25.7500             21.6250            0.2950
Third Quarter               39.5000             25.0000            0.2950
Fourth Quarter              35.8750             29.5000            0.3050


Approximate Number of Equity Security Holders as of December 31, 2000
---------------------------------------------------------------------

                                                                    Number of
                                   Title of Class                 Record Holders
                                   --------------                 --------------

            Common Stock, No Par Value                                2,141
            Cumulative Preferred Stock, No Par Value:
                    $7      Series                                       15
                    $4.75 Series                                          1
            Cumulative Convertible Preferred Stock, No Par Value:
                    $7      Series                                        4
                    $8      Series                                        3

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

Item 6. Selected Financial Data

Consolidated Selected Financial Data, page 20.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The companies referred to herein are defined in Note 1(a), Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's actual capital expenditures for 1999 and 2000 and projected requirements through 2003 are detailed as follows:

                                            (Millions of Dollars)
                             1999       2000       2001       2002       2003
                             ----       ----       ----       ----       ----
CJO Plant                  $  12.0    $   1.2    $   1.8    $   2.2    $   5.0
Delaware Systems               3.1        4.9       11.6        7.8        7.8
RENEW Program                  2.1        3.1         --        2.5        2.5
Scheduled upgrades to
  existing systems             7.3        4.3        6.9        6.8        6.2
                             -----      -----      -----      -----      -----
Total                      $  24.5    $  13.5    $  20.3    $  19.3    $  21.5
                             -----      -----      -----      -----      -----

In 1999, Middlesex issued $4.5 million of First Mortgage Bonds through the New Jersey State Revolving Fund (SRF), which included funds for the 2002 RENEW Program. RENEW is our program to clean and cement line unlined mains in the Middlesex System. There is a total of approximately 150 miles of unlined mains in the 695 mile Middlesex System. We have applied for SRF financing for the 2003 RENEW program. If approved, First Mortgage Bonds would be issued in November 2001.

The remaining financing of our capital program may be a combination of internal funds from Middlesex, long-term debt financing and common equity. We will utilize our lines of credit until a balance is reached that can be cost effectively mortgaged on a long-term basis. There are $18.0 million in total lines of credit available with two commercial banks. At December 31, 2000, we had $6.1 million of loans outstanding against those lines of credit. To the extent possible, we will pursue long-term debt on a tax-exempt basis.

In the past, Middlesex has offered temporary discounts to plan participants for optional cash payments and reinvested dividends under its dividend reinvestment plan. This has proven to be an efficient mechanism to raise necessary equity without the need for a full and more expensive common stock offering. We will certainly consider the discount in our financing plans.

The Company currently has ten series of First Mortgage Bonds outstanding in the aggregate principal amount of $79.0 million. The First Mortgage Bonds have been issued under and secured by a mortgage indenture and supplements thereto, which constitute a direct first mortgage lien upon substantially all of the property of Middlesex. Tidewater, a wholly-owned subsidiary, borrowed funds under a $3.5 million, 8.05% Amortizing Secured Note due December 20, 2021. Approximately $3.3 million was outstanding under that note as of December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
2000 Compared to 1999

Operating revenues were up $1.0 million, which amounts to 1.8% over 1999. Unusually mild and wet summer weather in New Jersey and Delaware caused system-wide demand to be below average consumption. New Jersey revenue growth of $1.9 million, due to rate increases, was offset by lower consumption revenue of $1.4 million.

Our Delaware customer base grew by 23.4% to 15,500, which was the primary reason for the $0.7 million increase in revenues in that system. A significant portion of the customer growth represents the acquisition of twelve mobile home park water systems. The small net 2.67% rate increase granted by the Delaware Public Service Commission was negated by the below average customer consumption. In an amended base rate filing, Tidewater had requested a 21.2% rate increase.

Revenues from operating the City of Perth Amboy's water and wastewater systems fell $0.2 million, also due mostly to unusual weather patterns.

Total operating expenses rose almost 4.0% or $1.7 million over 1999. Under operations expenses, the cost of water treatment grew by $0.6 million, employee labor and benefits rose $0.6 million, uncollectible accounts written off rose $0.1 million and legal and other outside services increased by $0.2 million. In total, purchased water and power fell $0.2 million due to lower production. The decline of less than $0.1 million in maintenance expenses would have been greater except for a large number of unanticipated repairs to the recently acquired mobile home park water systems in Delaware.

Depreciation expense jumped 21.0% or $0.8 million. In addition to the increase to Utility Plant of $12.2 million during the year, also included is a full year of depreciation on the $35.0 million upgrade to the Carl J. Olsen Water Treatment Plant (CJO Plant).

Other income's decrease of $1.5 million represents the net financing activities associated with the CJO Plant construction program reported in 1999. Allowance for Funds Used During Construction (AFUDC) dropped $1.2 million, while interest income on excess cash fell by $0.3 million.

The increase in total interest charges of $0.3 million represents a full year impact of the First Mortgage Bonds issued during 1999, plus an increase in short-term bank borrowings of $4.0 million.

Net Income fell 32.7% to $5.3 million. Although we expected that replicating 1999 results would be a challenge, clearly, three factors made that earnings level untenable in 2000. Unusually mild summer weather in New Jersey and Delaware caused system-wide production to drop by 2.7% or 0.5 billion gallons. Inadequate rate relief in Delaware reduced expected revenues by $0.6 million. Also in Delaware, unanticipated higher operating costs for labor, purchased water, water treatment, customer service and maintenance reduced profitability.

Results of Operations
1999 Compared to 1998

Operating revenues were up $10.4 million or 24.2% over 1998. This significant increase was attributable to several factors. USA-PA began providing services under its 20-year management contract with the City of Perth Amboy, which accounted for $7.0 million of the increased revenues. Rate increases for all our regulated companies amounted to $3.8 million in additional revenues. Customer growth in our Delaware service territory contributed $0.4 million. Drought related consumption decreases in New Jersey and a one-time refund to a large industrial user offset some of the current year increases in the amount of $0.8 million. Record water usage in New Jersey during July and early August was completely offset by the statewide drought restrictions imposed by the Governor of New Jersey on August 6, 1999. Generally, these restrictions were subsequently lifted on September 27, 1999. At all times, Middlesex had adequate sources of water to supply its customers. This fact, along with the Company's objection to such a broad water restriction was communicated to State authorities. The Company is continuing its effort to change the State procedures for drought emergency declarations.

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

Depreciation expense jumped 18.3% or $0.6 million. The mid-year activation of the improvements to the CJO Plant increased depreciable property by over $35.0 million.

Other taxes rose $0.8 million due mostly to revenue related taxes. The increase in federal income taxes was $0.2 million or 6.3%. Deferred taxes on construction related activities tempered the effect of the current tax expense.

Other income's slight increase of $0.1 million represents the net financing activities associated with the CJO Plant construction program. AFUDC increased by $0.3 million while interest income on excess cash fell by $0.2 million.

The increase in total interest charges of $0.3 million represents a full year impact of the three series of First Mortgage Bonds issued during 1998.

Net income reached another record high by increasing $1.4 million or 20.8%. Even with an increase of more than ten percent shares outstanding, due to the 0.5 million shares issued in December 1998, earnings per share also reached record territory again. Basic earnings per share rose 8.5% to $1.54.

Regulatory Matters

Three base rate increase petitions were filed with the New Jersey Board of Public Utilities (BPU).

                                          Pinelands             Pinelands
                      Middlesex             Water               Wastewater
                      ---------             -----               ----------

Date Filed          June 22, 2000       July 7, 2000           July 7, 2000

Amount             $ 6.6 million       $ 0.1 million          $ 0.2 million

% Increase            15.92%              31.30%                  22.30%

Return on Equity      11.80%              12.00%                 12.00%

Last Increase      May 13, 1999      January 23, 1999        January 23, 1999


The requested increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex system also contributed to the rate request. The last rate increase for the Pinelands Companies represented the final stage of a three-phase implementation. The first increase was effective January 23, 1997. The discovery phase and the evidentiary hearings have been completed for all cases. Legal briefs have been filed for all three cases. The Administrative Law Judge assigned to the Middlesex cased issued an oral decision on March 19, 2001 recommending an 8.45% or $3.5 million increase. Initial decisions for the Pinelands cases are not expected until mid-April 2001. Ultimate resolution by the BPU for the three cases are not expected until the middle of the second quarter of 2001.

On September 20, 1999, Tidewater and Public jointly filed a petition with the Delaware Public Service Commission (PSC) for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively.

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The lower request was due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000. The hearing examiner issued his report in late June 2000, which recommended an increase of approximately 5.50%. This matter was brought before the PSC on September 12, 2000, at which time the Company was granted a 2.67% rate increase. The PSC disallowed any recognition of acquisition adjustments and applied a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. This credit may be removed by the PSC upon receipt of satisfactory evidence that Tidewater has resolved the quality issues that arose during the course of the rate proceedings.

Because Tidewater implemented a 14.8% interim rate increase on November 19, 1999, refunds were given to its customers, along with interest, by way of billing credits, for the difference between interim and approved rates, retroactive to the date interim rates were put into effect.

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

Perth Amboy has a population of 40,000 and has approximately 8,600 water and wastewater customers. The agreement is being effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Fixed fee payments began at $6.4 million in the first year and will increase to $9.7 million in year 20. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds on January 28, 1999. The Company guaranteed one of those series of bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, USA-PA simultaneously entered into a 20-year subcontract with a sewer contracting firm for the operation and maintenance of the Perth Amboy wastewater system. The subcontract requires the sharing of certain fixed and variable fees and operating expenses.

In December 1999, Middlesex closed on a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the BPU on November 18, 1999. See Note 4 to the Consolidated Financial Statements.

Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

The adoption of this statement on January 1, 2001, had no impact on the financial statements.

Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.2 million of the current portion of three existing long-term debt instruments will mature. Combining this amount with the $6.1 million in short-term debt outstanding at December 31, 2000, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

Outlook

Revenues are expected to continue to grow in 2001. Anticipated customer growth in Delaware and Tidewater's ability to have the 0.75% equity credit removed by the PSC should enhance earnings. The Company continues to explore viable plans to streamline operations and reduce costs, particularly in Delaware where customer growth continues to exceed industry averages. Part of the challenge is that our Delaware operations are a combination of over 64 stand-alone production and distribution systems serving 150 communities.

The level of earnings will be impacted by the ultimate outcome of the New Jersey base rate cases currently under review by the BPU. Earnings from non-regulated operations are expected to remain constant. As evident in 2000, revenues and, therefore, earnings in 2001 may also be affected by weather conditions.

Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. Opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value will be pursued. We are currently pursuing opportunities in New Jersey and Delaware, which could significantly increase our customer base.

Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rate and other regulatory matters, liquidity, capital resources and accounting matters.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated  Financial  Statements and  Supplementary  Financial Data:
Consolidated Balance Sheet at December 31, 2000 and 1999, Pages 21-22. Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998, Page 23. Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2000 and 1999, Page 24

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, Page 25

Consolidated Statements of Retained Earnings for the years ended December 31, 2000, 1999 and 1998, Page 26.

Notes to Consolidated Financial Statements, Pages 27 - 40.
Independent Auditors' Report, Page 40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part 1 of this Form 10-K.

Item 11. Executive Compensation

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The following Financial Statements and supplementary data are included in Part II, Item 8:


         Management's Discussion and Analysis, Pages 12-17.

         Consolidated Balance Sheets at December 31, 2000 and 1999, Pages 21-22.

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2000, 1999 and 1998, Page 23.

         Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2000, and 1999, Page 24.

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000, 1999 and 1998, Page 25.

         Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 2000, 1999 and 1998, Page 26.

         Notes to Consolidated Financial Statements, Pages 27 - 40.

         Independent Auditors' Report, Page 40.

(a)   2. Financial Statement Schedules

         All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)   3. Exhibits

         See Exhibit listing on Pages 42 - 46.

(b)      Reports on Form 8-K

              None

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                             2000            1999             1998           1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                       $   54,477      $   53,497      $   43,058      $   40,294      $   38,025      $   37,847
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance                30,269          28,887          21,523          19,513          18,817          18,057
   Depreciation                               4,701           3,885           3,285           3,071           2,929           2,814
   Other Taxes                                6,932           6,871           6,102           5,782           5,569           5,479
   Income Taxes                               2,637           3,189           2,999           3,135           2,526           2,975
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                     44,539          42,832          33,909          31,501          29,841          29,325
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                              9,938          10,665           9,149           8,793           8,184           8,522
Other Income                                    364           1,911           1,795             405             288             303
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges               10,302          12,576          10,944           9,198           8,472           8,825
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges                              4,997           4,695           4,423           3,337           3,304           3,121
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                    5,305           7,881           6,521           5,861           5,168           5,704
Preferred Stock Dividend                        255             301             319             226             159             159
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock      $    5,050      $    7,580      $    6,202      $    5,635      $    5,009      $    5,545
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per Share:
         Basic                           $     1.01      $     1.54      $     1.42      $     1.33      $     1.20      $     1.36
         Diluted                         $     1.01      $     1.52      $     1.41      $     1.33      $     1.20      $     1.36
Average Shares Outstanding:
         Basic                            5,022,148       4,926,893       4,353,879       4,235,082       4,169,334       4,078,890
         Diluted                          5,193,718       5,148,513       4,580,305       4,382,345       4,258,740       4,168,296
Dividends Declared and Paid              $ 1.22 1/2      $     1.19      $     1.15      $ 1.12 1/2      $ 1.10 1/2      $ 1.08 1/2
Total Assets                             $  219,400      $  215,036      $  203,501      $  159,761      $  148,660      $  144,822
Convertible Preferred Stock              $    2,961      $    2,961      $    3,894      $    3,894      $    1,566      $    1,566
Long-term Debt                           $   82,109      $   82,330      $   78,032      $   52,918      $   52,961      $   52,960
-----------------------------------------------------------------------------------------------------------------------------------

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
ASSETS

                                                                                         December 31,
                                                                                2000                      1999
-------------------------------------------------------------------------------------------------------------------
UTILITY PLANT:            Water Production                                  $ 69,363,626              $ 70,316,961
                          Transmission and Distribution                      136,545,596               122,002,931
                          General                                             20,189,182                19,717,575
                          Construction Work in Progress                        1,036,498                 2,858,703
                          -----------------------------------------------------------------------------------------
                               TOTAL                                         227,134,902               214,896,170
                          Less Accumulated Depreciation                       38,856,591                35,174,531
                          -----------------------------------------------------------------------------------------
                               UTILITY PLANT - NET                           188,278,311               179,721,639
                          -----------------------------------------------------------------------------------------
                          NONUTILITY ASSETS - NET                              2,918,133                 2,087,498

-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:           Cash and Cash Equivalents                            2,497,154                 5,169,772
                          Temporary Cash Investments - Restricted              2,819,661                 5,731,827
                          Accounts Receivable                                  5,282,796                 5,969,546
                          Unbilled Revenues                                    2,969,043                 2,627,863
                          Materials and Supplies (at average cost)             1,009,956                   956,950
                          Prepayments                                            694,111                   616,224
                          -----------------------------------------------------------------------------------------
                               TOTAL CURRENT ASSETS                           15,272,721                21,072,182

-------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:         Unamortized Debt Expense                             2,950,276                 3,029,362
                          Preliminary Survey and Investigation Charges           573,128                   472,287
                          Regulatory Assets:
                             Income Taxes (Note 3)                             6,012,748                 5,955,879
                             Postretirement Costs (Note 8)                     1,041,676                 1,127,884
                          Other (Note 2)                                       2,352,966                 1,568,934
                          -----------------------------------------------------------------------------------------
                               TOTAL DEFERRED CHARGES                         12,930,794                12,154,346
                          -----------------------------------------------------------------------------------------
                                  TOTAL                                    $ 219,399,959             $ 215,035,665
                          -----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CAPITALIZATION AND LIABILITIES

                                                                                                          December 31,
                                                                                                   2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION                                  Common Stock                                   $ 48,838,486        $ 47,593,514
(See Accompanying                               Retained Earnings                                21,796,707          22,895,844
                                                --------------------------------------------------------------------------------
Statements and Note 7):                              TOTAL COMMON EQUITY                         70,635,193          70,489,358
                                                --------------------------------------------------------------------------------
                                                Cumulative Preferred Stock                        4,063,062           4,063,062
                                                Long-term Debt                                   82,109,297          82,329,592
                                                --------------------------------------------------------------------------------
                                                     TOTAL CAPITALIZATION                       156,807,552         156,882,012



--------------------------------------------------------------------------------------------------------------------------------
CURRENT                                         Current Portion of Long-term Debt                   215,859             201,921
  LIABILITIES:                                  Notes Payable                                     6,050,000           2,000,000
                                                Accounts Payable                                  2,438,664           3,392,432
                                                Taxes Accrued                                     6,050,322           5,358,737
                                                Interest Accrued                                  1,797,520           1,760,470
                                                Other                                             1,454,276           1,591,706
                                                --------------------------------------------------------------------------------
                                                     TOTAL CURRENT LIABILITIES                   18,006,641          14,305,266


--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

--------------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:                               Customer Advances for Construction               11,364,818          11,775,581
                                                Deferred Investment Tax Credits (Note 3)          2,011,033           2,089,650
                                                Deferred Federal Income Taxes (Note 3)           12,371,473          12,113,286
                                                Employee Benefit Plans (Note 8)                   4,658,364           4,656,575
                                                Other                                             1,203,051           1,059,206
                                                --------------------------------------------------------------------------------
                                                     TOTAL DEFERRED CREDITS                      31,608,739          31,694,298
                                                --------------------------------------------------------------------------------
                                                CONTRIBUTIONS IN AID OF CONSTRUCTION             12,977,027          12,154,089
                                                --------------------------------------------------------------------------------
                                                         TOTAL                                $ 219,399,959       $ 215,035,665
                                                --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Years Ended December 31,
                                                                   2000                          1999                     1998
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (Note 2)                                    $ 54,476,543                   $53,497,153             $43,057,966
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
         Operations (Note 4)                                     27,713,224                    26,268,347              19,807,472
         Maintenance                                              2,555,237                     2,618,679               1,715,357
         Depreciation                                             4,700,934                     3,884,650               3,284,669
         Other Taxes                                              6,931,961                     6,871,105               6,101,719
         Federal Income Taxes (Note 3)                            2,637,058                     3,188,893               2,999,288
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL OPERATING EXPENSES                        44,538,414                    42,831,674              33,908,505
----------------------------------------------------------------------------------------------------------------------------------
                      OPERATING INCOME                            9,938,129                    10,665,479               9,149,461
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
         Allowance for Funds Used During Construction               135,161                     1,350,016               1,050,044
         Other - Net                                                228,792                       560,991                 745,322
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME                                 363,953                     1,911,007               1,795,366
----------------------------------------------------------------------------------------------------------------------------------
                      INCOME BEFORE INTEREST CHARGES             10,302,082                    12,576,486              10,944,827
----------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:
         Interest on Long-term Debt                               4,555,379                     4,469,709               4,088,631
         Amortization of Debt Expense                               139,320                       136,290                 132,049
         Other Interest Expense                                     302,323                        89,446                 202,921
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST CHARGES                           4,997,022                     4,695,445               4,423,601
----------------------------------------------------------------------------------------------------------------------------------
                      NET INCOME                                  5,305,060                     7,881,041               6,521,226
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                               254,786                       300,786                 318,786
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                             $ 5,050,274                    $7,580,255              $6,202,440
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:
         Earnings per Share (Note 7):
            Basic                                                    $ 1.01                        $ 1.54                  $ 1.42
            Diluted                                                  $ 1.01                        $ 1.52                  $ 1.41
         Average Number of Shares Outstanding (Note 7):
            Basic                                                 5,022,148                     4,926,893               4,353,879
            Diluted                                               5,193,718                     5,148,153               4,580,305
         Dividends Paid per Share                                $     1.22 1/2               $      1.19                  $ 1.15
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT


                                                                                  Years Ended December 31,
                                                                                 2000                 1999
---------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value (Note 7):
         Shares Authorized    -   10,000,000
         Shares Outstanding   -  2000 - 5,048,534                           $ 49,484,640
                                 1999 - 5,000,589                                                 $ 48,116,537
         Restricted Stock Plan (Note 8)                                         (646,154)             (523,023)
---------------------------------------------------------------------------------------------------------------
                TOTAL COMMON STOCK                                            48,838,486            47,593,514
---------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
         Shares Authorized - 100,000
         Shares Outstanding - None
Cumulative Preferred Stock, No Par Value (Note 7):
         Shares Authorized - 140,497
   Convertible:
         Shares Outstanding, $7.00 Series - 14,881                             1,562,505             1,562,505
         Shares Outstanding, $8.00 Series - 12,000                             1,398,857             1,398,857
   Nonredeemable:
         Shares Outstanding, $7.00 Series -  1,017                               101,700               101,700
         Shares Outstanding, $4.75 Series - 10,000                             1,000,000             1,000,000
---------------------------------------------------------------------------------------------------------------
                TOTAL CUMULATIVE PREFERRED STOCK                               4,063,062             4,063,062
---------------------------------------------------------------------------------------------------------------

Long-term Debt (Note 7):
   8.05%, Amortizing Secured Note, due December 20, 2021                       3,320,428             3,371,527
   First Mortgage Bonds:
          7.25%, Series R, due July 1, 2021                                    6,000,000             6,000,000
          5.20%, Series S, due October 1, 2022                                12,000,000            12,000,000
          5.25%, Series T, due October 1, 2023                                 6,500,000             6,500,000
          6.40%, Series U, due February 1, 2009                               15,000,000            15,000,000
          5.25%, Series V, due February 1, 2029                               10,000,000            10,000,000
          5.35%, Series W, due February 1, 2038                               23,000,000            23,000,000
          0.00%, Series X, due September 1, 2018                                 970,667             1,024,986
          4.53%, Series Y, due September 1, 2018                               1,095,000             1,135,000
          0.00%, Series Z, due September 1, 2019                               2,089,061             2,150,000
          5.25%, Series AA, due September 1, 2019                              2,350,000             2,350,000
---------------------------------------------------------------------------------------------------------------
                SUBTOTAL LONG-TERM DEBT                                       82,325,156            82,531,513
---------------------------------------------------------------------------------------------------------------
                        Less: Current Portion of Long-term Debt                 (215,859)             (201,921)
---------------------------------------------------------------------------------------------------------------
                               TOTAL LONG-TERM DEBT                         $ 82,109,297          $ 82,329,592
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                 SEE CASH FLOWS

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                             2000                     1999                   1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 5,305,060              $ 7,881,041            $ 6,521,226
Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
          Depreciation and Amortization                    4,944,701                4,303,192              3,796,607
          Provision for Deferred Income Taxes                201,319                 (124,315)               134,976
          Allowance for Funds Used During Construction      (135,161)              (1,350,016)            (1,050,044)
       Changes in Assets and Liabilities:
          Accounts Receivable                                686,749               (1,083,479)            (1,091,207)
          Accounts Payable                                  (953,770)                (459,227)               302,246
          Accrued Taxes                                      691,584                  138,068                 78,580
          Accrued Interest                                    37,050                   59,140                517,769
          Unbilled Revenues                                 (341,180)                (329,715)              (122,214)
          Employee Benefit Plans                               1,788                  894,059              1,015,280
          Other-Net                                         (442,577)                 111,068                313,982

---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  9,995,563               10,039,816             10,417,201
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Utility Plant Expenditures*                       (13,639,291)             (23,281,735)           (26,275,281)
       Notes Receivable                                      (40,500)               2,806,102             (1,619,065)
       Preliminary Survey & Investigation Charges           (100,841)                (196,085)               (62,552)
       Other-Net                                            (854,691)                (158,596)              (654,605)

---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (14,635,323)             (20,830,314)           (28,611,503)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of Long-term Debt                         (206,357)                 (71,730)               (42,710)
       Proceeds from Issuance of Long-term Debt                    -                4,500,000             25,185,000
       Short-term Bank Borrowings                          4,050,000                1,000,000                435,299
       Deferred Debt Issuance Expenses                       (41,617)                 (22,268)              (502,200)
       Temporary Cash Investments-Restricted               2,912,166                4,044,245             (9,557,285)
       Proceeds from Issuance of Common Stock-Net          1,244,972                1,104,469             14,288,456
       Payment of Common Dividends                        (6,149,411)              (5,857,405)            (4,987,013)
       Payment of Preferred Dividends                       (254,786)                (300,786)              (318,751)
       Construction Advances and Contributions-Net           412,175                2,174,923                569,034
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,967,142                6,571,448             25,069,830
---------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                  (2,672,618)              (4,219,050)             6,875,528
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             5,169,772                9,388,822              2,513,294
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 2,497,154              $ 5,169,772            $ 9,388,822
---------------------------------------------------------------------------------------------------------------------
*Excludes Allowance for Funds Used During Construction
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
       Cash Paid During the Year for:
          Interest (net of amounts capitalized)          $ 4,643,135              $ 3,137,411            $ 2,810,578
          Income Taxes                                   $ 1,981,450              $ 3,728,700            $ 3,162,975
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                    Years Ended December 31,
                                                   2000                       1999                         1998
---------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                 $ 22,895,844                 $ 21,222,294                  $ 20,087,065
NET INCOME                                      5,305,060                    7,881,041                     6,521,226
---------------------------------------------------------------------------------------------------------------------
         TOTAL                                 28,200,904                   29,103,335                    26,608,291
---------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS:
         Cumulative Preferred Stock               254,786                      300,786                       318,751
         Common Stock                           6,149,411                    5,857,405                     4,987,013
COMMON STOCK EXPENSES                                   -                       49,300                        80,233
---------------------------------------------------------------------------------------------------------------------
         TOTAL DEDUCTIONS                       6,404,197                    6,207,491                     5,385,997
---------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                       $ 21,796,707                 $ 22,895,844                  $ 21,222,294
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA) and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). White Marsh Environmental Systems, Inc., is a wholly-owned subsidiary of Tidewater. Public Water Supply Company, Inc. (Public), which was also a wholly-owned subsidiary of Tidewater, was merged into Tidewater effective February 1, 2000. The combined entity has continued to operate under the Tidewater name. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

(b) System of Accounts - Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey (BPU). Tidewater maintains its accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2000, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, together with removal costs, less salvage.

(e) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water and Pinelands Wastewater capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. AFUDC is calculated using each company's weighted cost of debt and equity.

(f) Accounts Receivable - Provision for allowance for doubtful accounts at December 31, 2000, 1999 and 1998 was less than $0.1 million. The corresponding expense and deduction for December 31, 2000, was $0.1 million and less than $0.1 million for 1999 and 1998.

(g) Revenues from regulated activities are recorded as service is rendered and include estimates for amounts unbilled at the end of the period for services provided subsequent to the last billing cycle. Fixed service charges are billed in advance by Tidewater and are recognized in revenue as the service is provided. Management contract fees are recorded as earned.

(h) Deferred Charges - Unamortized Debt Expense is amortized over the lives of the related issues.
As authorized by the BPU, main cleaning and lining costs, tank painting and regulatory expenses are amortized over 3 to 14-year periods. Delaware rate case expenses are allowed to be amortized over six years pursuant to the PSC order.

(i) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property.

(j) Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(k) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(l) In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this statement on January 1, 2001, had no effect on the financial statements.

(m) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rates and Revenues

Three base rate increase petitions were filed with the BPU during the year.

                                             Pinelands            Pinelands
                        Middlesex              Water              Wastewater
                        ---------              -----              ----------

Date Filed            June 22, 2000        July 7, 2000          July 7, 2000

Amount               $ 6.6 million        $ 0.1 million         $ 0.2 million

% Increase               15.92%               31.30%                22.30%

Return on Equity         11.80%               12.00%                12.00%

Last Increase        May 13, 1999        January 23, 1999      January 23, 1999

The requested increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex system also contributed to the rate request. The last rate increase for the Pinelands Companies represented the final stage of a three-phase implementation. The first increase was effective January 23, 1997. The discovery phase and the evidentiary hearings have been completed for all cases. Legal briefs have been filed for all three cases. The Administrative Law Judge assigned to the Middlesex case issued an oral decision on March 19, 2001 recommending an 8.45% or $3.5 million increase. Initial decisions for the Pinelands cases are not expected until mid-April 2001. Ultimate resolutions by the BPU for the three cases are not expected until the middle of the second quarter of 2001.

On September 20, 1999, Tidewater and Public jointly filed a petition with the PSC for a base rate increase of $1.7 million or 38.3%. The increase is necessary to cover additional capital improvements and increased operating and maintenance costs. As prescribed by PSC regulations, Tidewater was granted an interim rate increase, subject to refund, of 14.8%, effective November 19, 1999. Concurrently with the rate increase request, an application was filed and approved by the PSC for a corporate merger of Tidewater and Public. Public merged into Tidewater effective February 1, 2000. The last increase in base rates for Tidewater and Public were in 1991 and 1992, respectively.

On March 31, 2000, Tidewater amended its base rate increase petition from 38.3% to 21.2%. The lower request was due mostly to lower than projected capital expenditures. Evidentiary hearings were held in mid-April 2000. The hearing examiner issued his report in late June 2000, which recommended an increase of approximately 5.50%. This matter was brought before the PSC on September 12, 2000, at which time the Company was granted a 2.67% rate increase. The PSC disallowed any recognition of acquisition adjustments and applied a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. This credit may be removed by the PSC upon receipt of satisfactory evidence that Tidewater has resolved the quality issues that arose during the course of the rate proceedings.

Because Tidewater implemented a 14.8% interim rate increase on November 19, 1999, refunds were given to its customers, along with interest, by way of billing credits, for the difference between interim and approved rates, retroactive to the date interim rates were put into effect.

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

Included in Other Deferred Charges are $1.5 million of deferred costs at December 31, 2000, which Middlesex, Tidewater, Pinelands Water and Pinelands Wastewater are recovering through rates over periods of 3 to 14 years. The BPU has excluded these costs from their rate bases and, therefore, they are not earning a return on the unamortized costs during the recovery periods.

Tidewater will submit a petition with the PSC for approval of the acquisition and assignment of all of the membership interest in Sea Colony Water Company, LLC, a 2,200 customer water system located in Sussex County, Delaware, for $2.4 million. Included in that petition is a request to maintain the existing rate tariff under which Sea Colony customers are billed for water service. A decision is not expected until the second quarter of 2001.

Since 1997, Middlesex has operated a 300-customer water system in Fortescue, New Jersey, as an interim custodial receiver appointed by the Superior Court of New Jersey, Cumberland County. On February 14, 2001, the BPU approved Middlesex' petition for approval of the purchase by Middlesex of the assets of that system and other related regulatory approvals. This approval is the first step of the final process for Middlesex to purchase the water utility assets of the troubled system. The anticipated completion date of this acquisition is unknown at this time, but it is not expected to have a material impact on the Company's results of operations.

In December 1999, Middlesex closed on a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy, originally signed in December 1998, received approval from the BPU on November 18, 1999. See Note 4.

Note 3 - Income Taxes

Federal income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                                       Years Ended December 31,
                                                                         (Thousands of Dollars)
                                                                  2000            1999            1998
-----------------------------------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%                             $ 2,700          $  3,764        $ 3,237
Tax Effect of:
  AFUDC                                                          (   46)             (459)          (357)
  Other                                                          (   17)             (116)           119
-----------------------------------------------------------------------------------------------------------
Total Federal Income Tax Expense                                $ 2,637          $  3,189        $ 2,999
-----------------------------------------------------------------------------------------------------------

Federal income tax expense is comprised of the following:

Current                                                         $ 2,554          $  3,432        $ 2,975
Deferred:
  Customer Advances                                                  40                45            51
  Accelerated Depreciation                                          519               234           595
  Employee Benefit Plans                                           (355)             (304)          (358)
  Investment Tax Credit                                           (  79)            (  76)         (  72)
  Other                                                           (  42)             (142)          (192)
-----------------------------------------------------------------------------------------------------------
Total Federal Income Tax Expense                                $ 2,637          $  3,189        $ 2,999
-----------------------------------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 1997 has been closed.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                        Years Ended December 31,
                                         (Thousands of Dollars)

                                            2000          1999
------------------------------------------------------------------
Utility Plant Related                     $18,417       $17,953
Customer Advances                          (4,578)      (4,628)
Employee Benefits                          (1,427)      (1,110)
Other                                         (41)        (102)
------------------------------------------------------------------
Total Deferred Tax Liability               $12,371       $12,113
------------------------------------------------------------------



Note 4 - Commitments and Contingent Liabilities

Service Agreement - In December 1998, the Company's subsidiary, USA-PA, entered into a 20-year agreement with the City of Perth Amboy, New Jersey (Perth Amboy), and the Middlesex County Improvement Authority (MCIA) to operate and maintain the water and wastewater systems of Perth Amboy. USA-PA began operating Perth Amboy's systems on January 1, 1999.

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

Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues earned from providing water to South Amboy's 2,600 customers

Water Supply - Middlesex has an agreement with the Elizabethtown Water Company for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons daily (mgd) of treated water with provisions for additional purchases. The 2000, 1999 and 1998 costs under this agreement were $1.6 million, $1.7 million and $1.6 million, respectively.

Middlesex also has an agreement with the New Jersey Water Supply Authority (NJWSA), which expires November 1, 2013, and provides for the minimum purchase of 20 mgd of untreated water from the Delaware and Raritan Canal and the Raritan River. In addition, the Company has a supplemental one-year agreement for an additional 5 mgd through April 30, 2001. This agreement is renewable on an annual basis. The total costs under this agreement in 2000, 1999 and 1998 were $1.9 million, $2.0 million and $1.8 million, respectively.

Construction - The Company plans to spend approximately $20.3 million in 2001, $19.3 million in 2002 and $21.5 million in 2003 on its construction program. Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which also includes certain restrictions as to cash dividend payments and other distributions on common stock.

Litigation - A motel in our Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against us. We have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, we believe that the final resolution will not have a significant effect on financial condition or results of operations.

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

The Company has been notified of a potential claim in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established.

Note 5 - Lines of Credit, Notes Payable and Restricted Cash

                                               (Thousands of Dollars)
                                           2000         1999          1998
------------------------------------------------------------------------------
Established Lines at Year End           $18,000        $18,000       $28,000
Maximum Amount Outstanding                6,050          3,000         4,575
Average Outstanding                       3,900          1,100         2,700
Notes Payable at Year End                 6,050          2,000         1,000
Weighted Average Interest Rate             6.82%          5.37%         5.37%

The Board of Directors has authorized lines of credit for up to $30 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Restricted temporary cash investments at December 31, 2000, include $2.6 million balance of proceeds from the Series Z and AA First Mortgage Bonds issuances. These funds are held in trusts and restricted to specific capital expenditures and debt service requirements. Series Z and AA proceeds can only be used for the 2000 and 2002 main cleaning and cement lining programs.

Note 6 - Quarterly Operating Results - Unaudited


Quarterly operating results for 2000 and 1999 are as follows:

                  (Thousands of Dollars Except per Share Data)

                                1st       2nd         3rd       4th
2000                          Quarter   Quarter     Quarter    Quarter     Year
----------------------------------------------------------------------------------
Operating Revenues            $12,981    $14,058    $14,387    $13,051    $54,477
Operating Income                2,051      2,528      2,695      2,664      9,938
Net Income                        906      1,369      1,537      1,493      5,305
Basic Earnings per Share       $  .17     $  .26     $  .29     $  .29     $ 1.01
Diluted Earnings per Share        .17        .26        .29        .29       1.01

1999
--------------------------------------  ------------------------------------------
Operating Revenues            $11,680    $13,813    $15,392    $12,612    $53,497
Operating Income                1,946      2,981      3,615      2,123     10,665
Net Income                      1,493      2,572      2,781      1,035      7,881
Basic Earnings per Share       $  .29     $  .51     $  .55     $  .19     $ 1.54
Diluted Earnings per Share        .29        .50        .54        .19       1.52


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

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2000, is 924,248. During 2000, 1999 and 1998, 47,945 shares ($1.3 million), 48,664 shares ($1.3 million) and 110,852 shares ($2.3 million) of common stock were issued under DRP and the restricted stock plan, respectively.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2000, no restrictions were placed on common dividends.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. In 1999, the number of authorized preferred stock, without par value, was reduced from 149,980 shares to 140,497 shares to account for the conversion of 8,000 shares of the $8.00 Series into 54,856 shares of the Company's common shares in 1999 and the cancellation of 1,483 shares of the nonredeemable $7.00 Series previously redeemed. At December 31, 2000, and 1999, 37,898 shares of preferred stock presently authorized were outstanding. There were no dividends in arrears.

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

The aggregate annual maturities for the amortizing secured note and First Mortgage Bonds issued under SRF for each of the next five years are as follows:
2001 - $0.2 million; and 2002 through 2005; $0.4 million. All other First Mortgage Bonds are term bonds with a single maturity date, which are listed in the Consolidated Statements of Capital Stock and Long-Term Debt.

The weighted average interest rate on all long-term debt at December 31, 2000, and 1999 was 5.83% and 5.95%, respectively.


Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

                                                                       (In Thousands Except per Share Amounts)

                                                               2000                         1999                        1998
Basic:                                                 Income        Shares         Income       Shares          Income       Shares
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                            $ 5,305         5,022         $7,881        4,927          $6,521       4,354
Preferred Dividend                                       (255)                        (301)                        (319)
                                                      ------------------------------------------------------------------------------
Earnings Applicable to Common Stock                    $5,050         5,022         $7,580        4,927          $6,202        4,354

Basic EPS                                             $  1.01                      $  1.54                      $  1.42

Diluted:
------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                    $5,050         5,022         $7,580        4,927          $6,202        4,354

$7.00 Series Dividend                                     104            89            104           89             104           89
$8.00 Series Dividend                                      96           82             142          132             160          137
                                                      ------------------------------------------------------------------------------
Adjusted Earnings Applicable to Common Stock           $5,250         5,193         $7,826        5,148          $6,466        4,580

Diluted EPS                                           $  1.01                      $  1.52                      $  1.41

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. At December 31, 2000, and 1999, the carrying amount and fair market value of the Company's bonds were as follows:

                                           (Thousands of Dollars)

                                 2000          1999
                               Carrying        Fair        Carrying      Fair
                                Amount         Value        Amount       Value
--------------------------------------------------------------------------------
First Mortgage Bonds            $79,005       $77,300      $79,160      $71,346


For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2000, and 1999 was $3.3 million and $3.4 million, respectively. Customer advances for construction have a carrying amount of $11.4 million and $11.8 million at December 31, 2000, and 1999, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.



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

Postretirement Benefits Other Than Pensions
The Company has a postretirement benefit plan other than pension for substantially all of its retired employees. Coverage includes health care and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2000, and 1999 were $1.0 million and $1.1 million, respectively.

The following table sets forth information relating to the Company's Pension Plans and Other Postretirement Benefits.

                                                                          (Thousands of Dollars)
                                                           Pension Benefits                       Other Benefits
                                                       2000               1999               2000                1999
-------------------------------------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation
Beginning Balance                                    $ 16,304           $ 16,573           $  4,346           $  4,434
Service Cost                                              678                669                153                140
Interest Cost                                           1,249              1,136                417                310
Actuarial (Gain)/Loss                                     194             (1,394)             1,172               (319)
Benefits Paid                                            (718)              (680)              (229)              (219)
-------------------------------------------------------------------------------------------------------------------------
Ending Balance                                       $ 17,707           $ 16,304           $  5,859           $  4,346
-------------------------------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                    $ 17,928           $ 17,058           $     --           $     --
Actual Return on Plan Assets                            1,242              1,504                 --                 --
Employer Contributions                                     46                 46                229                219
Benefits Paid                                            (718)              (680)              (229)              (219)
-------------------------------------------------------------------------------------------------------------------------
Ending Balance                                       $ 18,498           $ 17,928           $     --                 --
-------------------------------------------------------------------------------------------------------------------------

Funded Status                                        $    791           $  1,624           $ (5,859)          $ (4,346)
Unrecognized Net Transition Obligation                     16                 30              1,623              1,759
Unrecognized Net Actuarial (Gain)/Loss                 (4,098)            (4,596)             1,561                459
Unrecognized Prior Service Cost                           535                647                 (4)                (6)
-------------------------------------------------------------------------------------------------------------------------

Accrued Benefit Cost                                 $ (2,756)          $ (2,295)          $ (2,679)          $ (2,134)
-------------------------------------------------------------------------------------------------------------------------

                                                                               (Thousands of Dollars)
                                                           Pension Benefits                         Other Benefits
                                                   2000         1999         1998            2000        1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost                                     $   678      $   669       $   619        $   153     $   140     $   132
Interest Cost                                      1,249        1,136         1,065            417         310         287
Expected Return on Plan Assets                    (1,406)      (1,336)       (1,156)            --          --          --
Amortization of Net Transition Obligation             14           14            14            135         135         135
Amortization of Net Actuarial (Gain)/Loss           (139)         (93)           10             69          29          64
Amortization of Prior Service Cost                   111          111           102             (1)         (2)        (11)
-----------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                        $   507      $   501       $   654        $   773     $   612     $   607
-----------------------------------------------------------------------------------------------------------------------------

                                                     Pension Benefits                        Other Benefits
                                               2000       1999       1998              2000       1999         1998
--------------------------------------------------------------------------------------------------------------------
Weighted-Average Assumptions
Discount Rate                                  7.75%      7.75%      7.00%            7.75%        7.75%       7.00%
Expected Return on Plan Assets                 8.00%      8.00%      8.00%              --           --          --
Actual Return on Plan Assets                   7.07%      9.00%     20.25%              --           --          --
Rate of Compensation Increase                  5.00%      5.00%      4.75%            5.00%        5.00%       4.75%



For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and all future years. Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                          (Thousands of Dollars)
                                             1 Percentage Point
                                                 Increase            Decrease
-----------------------------------------------------------------------------
Effect on Current Year's Benefit Expense          $ 111               $ (90)
Effect on Benefit Obligation                        968                (809)



401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 2000, 1999 and 1998 amounted to $0.2 million for each year.

Stock Based Compensation
The Company maintains a restricted stock plan, under which 42,250 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 160,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the years ended December 31, 2000, 1999 and 1998 was $0.2 million, $0.1 million and $0.1 million, respectively.

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

Note 9 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. On January 1, 1999 the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                                       (Thousands of Dollars)
                                                                  Twelve Months Ended December 31,
Operations by Segments:                                   2000                1999                1998
----------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                                           $  47,634           $  46,008           $  42,593
   Non - Regulated                                         6,879               7,527                 489
Inter-segment Elimination                                    (36)                (38)                (24)
----------------------------------------------------------------------------------------------------------
Consolidated Revenues                                  $  54,477           $  53,497           $  43,058
----------------------------------------------------------------------------------------------------------

Operating Income:
   Regulated                                           $   9,525           $   9,718           $   8,925
   Non - Regulated                                           413                 947                 224
Inter-segment Elimination                                     --                  --                  --
----------------------------------------------------------------------------------------------------------
Consolidated Operating Income                          $   9,938           $  10,665           $   9,149
----------------------------------------------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                                           $   4,646           $   3,854           $   3,280
   Non - Regulated                                            55                  31                   5
Inter-segment Elimination                                     --                  --                  --

----------------------------------------------------------------------------------------------------------
Consolidated Depreciation/Amortization                 $   4,701           $   3,885           $   3,285
----------------------------------------------------------------------------------------------------------

Other Income:
   Regulated                                           $   1,284           $   3,438           $   2,631
   Non - Regulated                                             4                 (21)                 --
Inter-segment Elimination                                   (924)             (1,506)               (836)
----------------------------------------------------------------------------------------------------------
Consolidated Other Income                              $     364           $   1,911           $   1,795
----------------------------------------------------------------------------------------------------------

Interest Expense:
   Regulated                                           $   5,646           $   5,071           $   4,596
   Non - Regulated                                            56                 226                 154
Inter-segment Elimination                                   (705)               (602)               (326)
----------------------------------------------------------------------------------------------------------
Consolidated Interest Expense                          $   4,997           $   4,695           $   4,424
----------------------------------------------------------------------------------------------------------

Net Income:
   Regulated                                           $   5,162           $   8,064           $   6,960
   Non - Regulated                                           362                 721                  70
Inter-segment Elimination                                   (219)               (904)               (509)
----------------------------------------------------------------------------------------------------------
Consolidated Net Income                                $   5,305           $   7,881           $   6,521
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Capital Expenditures:
   Regulated                                           $  13,065           $  23,117           $  26,222
   Non - Regulated                                           574                 165                  53
Inter-segment Elimination                                     --                  --                  --
----------------------------------------------------------------------------------------------------------
Total Capital Expenditures                             $  13,639           $  23,282           $  26,275
----------------------------------------------------------------------------------------------------------

                                                           As of             As of
                                                       December 31,       December 31,
                                                          2000                1999
--------------------------------------------------------------------------------------
Assets:
   Regulated                                           $ 237,904           $ 231,650
   Non - Regulated                                         3,034               2,405
Inter-segment Elimination                                (21,538)            (19,019)
--------------------------------------------------------------------------------------
Consolidated Assets                                    $ 219,400           $ 215,036
--------------------------------------------------------------------------------------

Report of Management

The consolidated financial statements and other financial information included in this annual report have been prepared by and are the responsibility of Management. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America considered appropriate under the circumstances and include amounts based on necessary judgment and estimates deemed appropriate.

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

/s/ J. Richard Tompkins                                   /s/ A. Bruce O'Connor
-----------------------                                   ---------------------
J. Richard Tompkins                                       A. Bruce O'Connor
Chairman of the Board                                     Vice President and
  and President                                               Controller

February 20, 2001


INDEPENDENT AUDITORS' REPORT
MIDDLESEX WATER COMPANY

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, retained earnings and of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Middlesex Water Company and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP/
Parsippany, New Jersey
February 20, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and
President and Director               /s/ J. Richard Tompkins/          3/23/01
                                     ----------------------------      -------
                                     J. Richard Tompkins               Date



Executive Vice President and         /s/ Richard A. Russo/             3/23/01
Director                             ----------------------------      ------
                                      Richard A. Russo                 Date


Vice President and Controller
Chief Financial Officer              /s/ A. Bruce O'Connor/            3/23/01
                                     ----------------------------      -------
                                     A. Bruce O'Connor                 Date


Director                             /s/ John C. Cutting/              3/23/01
                                     ----------------------------      -------
                                     John C. Cutting                   Date



Director                             /s/ John R. Middleton/            3/23/01
                                     ----------------------------      -------
                                     John R. Middleton                 Date



Director                             /s/ John P. Mulkerin/             3/23/01
                                     ----------------------------      -------
                                     John P. Mulkerin                  Date



Director                             /s/ Stephen H. Mundy/             3/23/01
                                     ----------------------------      -------
                                     Stephen H. Mundy                  Date



Director                             /s/ Jeffries Shein/               3/23/01
                                     ----------------------------      -------
                                     Jeffries Shein                    Date



 Senior Vice President and           /s/ Dennis G. Sullivan/           3/23/01
 General Counsel and                 ----------------------------      -------
 Director                            Dennis G. Sullivan                Date

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                                                 Previous Filing's
Exhibit                                                                      Registration        Exhibit
  No.                 Document Description                                   No.       .          No.  .
--------              --------------------                                   ------------       ---------
  3.1        Certificate of Incorporation of the Company,
             as amended, filed as Exhibit 3.1 of 1998 Form 10-K.

  3.2        Bylaws of the Company, as amended.                                 33-54922          3.2

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

 10.1 Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10.1 of 1996 Form 10-K.

 10.2        Copy of Mortgage, dated April 1, 1927,
             between the Company and Union County Trust
             Company, as Trustee, as supplemented by
             Supplemental Indentures, dated as of
             October 1, 1939 and April 1, 1949.                                 2-15795         4(a)-4(f)

 10.3        Copy of Supplemental Indentures, dated as of
             July 1, 1964 and June 15, 1991, between the Company
             and Union County Trust Company, as Trustee.                        33-54922        10.4-10.9

 10.4        Copy of Trust Indenture, dated as of June 15,
             1991, between the New Jersey Economic Development
             Authority and Midlantic National Bank, as Trustee.                 33-54922          10.17

                                  EXHIBIT INDEX
                                                                                 Previous Filing's
Exhibit                                                                      Registration        Exhibit
  No.                 Document Description                                   No.       .          No.  .
--------              --------------------                                   ------------       ---------

 10.5        Copy of Supply Agreement, dated as of November
             17, 1986, between the Company and the Old Bridge
             Municipal Utilities Authority.                                     33-31476          10.12

 10.6        Copy of Supply Agreement, dated as of July 14,
             1987, between the Company and the Marlboro
             Township Municipal Utilities Authority, as amended.                33-31476          10.13

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


                                  EXHIBIT INDEX

                                                                                    Previous Filing's
Exhibit                                                                      Registration        Exhibit
  No.                 Document Description                                   No.       .          No.  .
--------              --------------------                                   ------------       ---------

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

                                  EXHIBIT INDEX

                                                                                    Previous Filing's
Exhibit                                                                      Registration        Exhibit
  No.                 Document Description                                   No.       .          No.  .
--------              --------------------                                   ------------       ---------
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

10.20 Copy of Supply Agreement between the Company and the City of South Amboy, filed as Exhibit No. 10.24 of
             1996 Form 10-K.

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

 10.25       Copy of Supplemental Indenture dated October 15, 1999
             Between Middlesex Water Company and First Union
             National Bank, as Trustee.  Copy of Loan Agreement
             Dated November 1, 1999 between the State of New Jersey and
             Middlesex Water Company (Series Z).

                          EXHIBIT INDEX

                                                                                  Previous Filing's
Exhibit                                                                      Registration        Exhibit
  No.                 Document Description                                   No.       .          No.  .
--------              --------------------                                   ------------       ---------
10.26        Copy of Supplemental Indenture dated October 15, 1999
             between Middlesex Water Company and First Union
             National Bank, as Trustee.  Copy of Loan Agreement dated
             November 1, 1999 between the New Jersey Environmental
             Infrastructure Trust and Middlesex Water Company (Series AA)


 *23         Independent Auditors' Consent.