Form 10-Q
period 2001-03-31
MIDDLESEX WATER CO
filed 2001-05-15
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: March 31, 2001                  Commission File No. 0-422
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

                    YES       X     .           NO             .
                         -----------                -----------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at March 31, 2001
          -----                                -----------------------------
Common Stock, No Par Value                               5,057,359

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

                            MIDDLESEX WATER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                           Three Months                     Twelve Months
                                                          Ended March 31,                   Ended March 31,

                                                      2001               2000             2001             2000
                                                      ----               ----             ----             ----
Operating Revenues                              $  13,143,898       $ 12,981,089      $54,639,352      $54,798,349
                                                -------------       ------------      -----------      -----------

Operating Expenses
     Operations                                     7,022,231          6,922,269       27,813,186       26,983,158
     Maintenance                                      622,369            678,665        2,498,941        2,656,847
     Depreciation                                   1,249,845          1,146,133        4,804,646        4,169,908
     Other Taxes                                    1,702,997          1,668,390        6,966,568        7,009,646
     Federal Income Taxes                             474,936            514,369        2,597,625        3,208,064
                                                -------------       ------------      -----------      -----------
        Total Operating Expenses                   11,072,378         10,929,826       44,680,966       44,027,623
                                                -------------       ------------      -----------      -----------
           Operating Income                         2,071,520          2,051,263        9,958,386       10,770,726

Other Income:
  Allowance for Funds Used During Construction         15,905             17,176          133,890          880,970
  Other - Net                                          71,159             37,355          262,596          385,368
                                                -------------       ------------      -----------      -----------

        Total Other Income                             87,064             54,531          396,486        1,266,338

Income Before Interest Charges                      2,158,584          2,105,794       10,354,872       12,037,064
                                                -------------       ------------      -----------      -----------

Interest Charges                                    1,274,934          1,199,678        5,072,278        4,743,116
                                                -------------       ------------      -----------      -----------

Net Income                                            883,650            906,116        5,282,594        7,293,948

Preferred Stock Dividend Requirements                  63,697             63,697          254,786          284,786
                                                -------------       ------------      -----------      -----------

Earnings Applicable to Common Stock:                 $819,953           $842,419       $5,027,808       $7,009,162
                                                =============       ============      ===========      ===========

Earnings per share of Common Stock:
    Basic                                              $ 0.16             $ 0.17           $ 1.00           $ 1.42
    Diluted                                            $ 0.16             $ 0.17           $ 1.00           $ 1.40

Average Number of
    Common Shares Outstanding :
    Basic                                           5,052,598          5,005,354        5,033,843        4,952,521
    Diluted                                         5,224,168          5,176,924        5,205,413        5,160,156

Cash Dividends Paid per Common Share                   $0.31              $0.30 1/2        $1.23            $1.20

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS


                                                             March 31,          December 31,
                                                               2001                 2000
                                                          --------------        -------------
                                                           (Unaudited)
UTILITY PLANT:
        Water Production                                  $   69,538,943        $  69,363,626
        Transmission and Distribution                        137,145,921          136,545,596
        General                                               20,222,237           20,189,182
        Construction Work in Progress                          1,305,440            1,036,498
                                                          --------------        -------------
                   TOTAL                                     228,212,541          227,134,902
Less Accumulated Depreciation                                 39,905,241           38,856,591
                                                          --------------        -------------

                   UTILITY PLANT-NET                         188,307,300          188,278,311
                                                          --------------        -------------

NONUTILITY ASSETS-NET                                          2,947,374            2,918,133
                                                          --------------        -------------

CURRENT ASSETS:
        Cash and Cash Equivalents                              3,183,582            2,497,154
        Temporary Cash Investments-Restricted                  2,602,450            2,819,661
        Accounts Receivable (net of allowance
              for doubtful accounts)                           5,613,359            5,282,796
        Unbilled Revenues                                      2,640,010            2,969,043
        Materials and Supplies (at average cost)               1,035,584            1,009,956
        Prepayments and Other Current Assets                     554,637              694,111
                                                          --------------        -------------

                   TOTAL CURRENT ASSETS                       15,629,622           15,272,721
                                                          --------------        -------------

DEFERRED CHARGES:
        Unamortized Debt Expense                               2,915,319            2,950,276
        Preliminary Survey and Investigation Charges             800,077              573,128
        Regulatory Assets
              Income Taxes                                     6,012,748            6,012,748
              Post Retirement Costs                            1,020,124            1,041,676
        Other                                                  2,376,636            2,352,966
                                                          --------------        -------------

                   TOTAL DEFERRED CHARGES                     13,124,904           12,930,794
                                                          --------------        -------------

                                  TOTAL                   $  220,009,200        $ 219,399,959
                                                          ==============        =============

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS



                                                             March 31,         December 31,
                                                               2001               2000
                                                          -------------       -------------
                                                           (Unaudited)

CAPITALIZATION (see accompanying statements)              $156,324,168        $156,807,552
                                                          -------------       -------------

CURRENT LIABILITIES:
        Current Portion of Long-term Debt                      216,619             215,859
        Notes Payable                                        7,025,000           6,050,000
        Accounts Payable                                     1,888,314           2,438,664
        Taxes Accrued                                        7,748,623           6,050,322
        Interest Accrued                                       714,090           1,797,520
        Other                                                1,216,685           1,454,276
                                                          -------------       -------------

                   TOTAL CURRENT LIABILITIES                18,809,331          18,006,641
                                                          -------------       -------------

DEFERRED CREDITS:
        Customer Advances for Construction                  10,786,978          11,364,818
        Accumulated Deferred Investment Tax Credits          1,991,379           2,011,033
        Accumulated Deferred Federal Income Taxes           12,327,279          12,371,473
        Employee Benefit Plans                               4,887,525           4,658,364
        Other                                                1,186,904           1,203,051
                                                          -------------       -------------

                   TOTAL DEFERRED CREDITS                   31,180,065          31,608,739
                                                          -------------       -------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                        13,695,636          12,977,027
                                                          -------------       -------------

                             TOTAL                        $220,009,200        $219,399,959
                                                          =============       =============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                       March 31,          December 31,
                                                                                         2001                 2000
                                                                                     ------------        --------------
                                                                                     (Unaudited)
CAPITALIZATION:
        Common Stock, No Par Value
              Shares Authorized, 10,000,000
              Shares Outstanding - 2001 - 5,057,359; 2000 -  5,048,534                $49,163,164         $48,838,486
        Retained Earnings                                                              21,050,948          21,796,707
                                                                                     -------------       -------------
                         TOTAL COMMON EQUITY                                           70,214,112          70,635,193
                                                                                     -------------       -------------
        Cumulative Preference Stock, No Par Value
              Shares Authorized, 100,000; Shares Outstanding, None
        Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
          Convertible:
              Shares Outstanding, $7.00 Series - 14,881                                 1,562,505           1,562,505
              Shares Outstanding, $8.00 Series - 12,000                                 1,398,857           1,398,857
          Nonredeemable:
              Shares Outstanding, $7.00 Series -   1,017                                  101,700             101,700
              Shares Outstanding, $4.75 Series - 10,000                                 1,000,000           1,000,000
                                                                                     -------------       -------------
                         TOTAL CUMULATIVE PREFERRED STOCK                               4,063,062           4,063,062
                                                                                     -------------       -------------
        Long-term Debt:
              8.05% Amortizing Secured Note, due December 20, 2021                      3,306,922           3,320,428
              First Mortgage Bonds:
                     7.25%, Series R, due July 1, 2021                                  6,000,000           6,000,000
                     5.20%, Series S, due October 1, 2022                              12,000,000          12,000,000
                     5.25%, Series T, due October 1, 2023                               6,500,000           6,500,000
                     6.40%, Series U, due February 1, 2009                             15,000,000          15,000,000
                     5.25%, Series V, due February 1, 2029                             10,000,000          10,000,000
                     5.35%, Series W, due February 1, 2038                             23,000,000          23,000,000
                     0.00%, Series X, due August 1, 2018                                  955,963             970,667
                     4.53%, Series Y, due August 1, 2018                                1,095,000           1,095,000
                     0.00%, Series Z, due September 1, 2019                             2,055,728           2,089,061
                     5.25%, Series AA, due September 1, 2019                            2,350,000           2,350,000
                                                                                     -------------       -------------
                        SUBTOTAL LONG-TERM DEBT                                        82,263,613          82,325,156
                                                                                     -------------       -------------
                          Less: Current Portion of Long-term Debt                        (216,619)           (215,859)
                                                                                     -------------       -------------
                                   TOTAL LONG-TERM DEBT                                82,046,994          82,109,297
                                                                                     -------------       -------------
                                        TOTAL CAPITALIZATION                         $156,324,168        $156,807,552
                                                                                     =============       =============

                                                                                  Three Months Ended      Year Ended
                                                                                       March 31,         December 31,
                                                                                         2001                2000
                                                                                     ------------        -------------
                                                                                     (Unaudited)
RETAINED EARNINGS:
        BALANCE AT BEGINNING OF PERIOD                                                $21,796,707         $22,895,844
        Net Income                                                                        883,650          5,305,060
                                                                                     -------------       -------------
                    TOTAL                                                              22,680,357          28,200,904
                                                                                     -------------       -------------
        Cash Dividends:
              Cumulative Preferred Stock                                                   63,697             254,786
              Common Stock                                                              1,565,712           6,149,411
                                                                                     -------------       -------------
                    TOTAL DEDUCTIONS                                                    1,629,409           6,404,197
                                                                                     -------------       -------------
BALANCE AT END OF PERIOD                                                              $21,050,948         $21,796,707
                                                                                     =============       =============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended March 31,  Twelve Months Ended March 31,
                                                                     2001            2000           2001         2000
                                                                     ----            ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                  $ 883,650       $ 906,116    $ 5,282,594   $ 7,293,948
      Adjustments to Reconcile Net Income to
           Net Cash Provided by Operating Activities:
               Depreciation and Amortization                      1,326,079       1,238,674      5,032,106     4,599,816
               Provision for Deferred Income Taxes                  (44,195)         34,825        122,299        49,795
               Allowance for Funds Used During Construction         (15,905)        (17,176)      (133,890)     (880,970)
           Changes in Current Assets and Liabilities:
               Accounts Receivable                                 (330,564)        779,207       (423,022)     (680,993)
               Accounts Payable                                    (550,351)     (1,458,405)       (45,716)   (1,248,585)
               Accrued Taxes                                      1,698,302       1,797,181        592,705       301,644
               Accrued Interest                                  (1,083,430)     (1,033,725)       (12,655)       37,490
               Unbilled Revenues                                    329,033         (58,699)        46,552      (432,454)
               Employee Benefit Plans                               229,162         244,473        (13,523)      909,201
               Other-Net                                           (128,281)       (218,834)      (352,024)      129,522
                                                                -----------     -----------    -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,313,500       2,213,637     10,095,426    10,078,414
                                                                -----------     -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Utility Plant Expenditures*                           (1,283,172)     (2,660,153)   (12,262,310)  (19,734,380)
           Note Receivable                                           (8,000)         (7,500)       (41,000)    2,785,727
           Preliminary Survey and Investigation Charges            (226,949)            972       (328,762)     (158,047)
           Other-Net                                                (75,658)       (131,016)      (799,333)      (15,423)
                                                                -----------     -----------    -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                            (1,593,779)     (2,797,697)   (13,431,405)  (17,122,123)
                                                                -----------     -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Redemption of Long-term Debt                             (61,542)        (27,559)      (240,340)      (88,000)
           Proceeds from Issuance of Long-term Debt                       -               -              -     4,500,000
           Short-term Bank Borrowings                               975,000         500,000      4,525,000     2,500,000
           Deferred Debt Issuance Expenses                                -               -        (41,617)      (21,161)
           Temporary Cash Investments-Restricted                    217,211         130,383      2,998,994    (1,140,189)
           Proceeds from Issuance of Common Stock-Net               324,678         336,275      1,233,375     1,164,212
           Payment of Common Dividends                           (1,565,712)     (1,525,813)    (6,189,310)   (5,938,021)
           Payment of Preferred Dividends                           (63,697)        (63,697)      (254,786)     (284,787)
           Construction Advances and Contributions-Net              140,769        (137,641)       690,585     1,561,098
                                                                -----------     -----------    -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           (33,293)       (788,052)     2,721,901     2,253,152
                                                                -----------     -----------    -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             686,428      (1,372,112)      (614,078)   (4,790,557)
                                                                -----------     -----------    -----------   -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,497,154       5,169,772      3,797,660     8,588,217
                                                                -----------     -----------    -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 3,183,582     $ 3,797,660    $ 3,183,582   $ 3,797,660
                                                                ===========     ===========    ===========   ===========

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
      Cash Paid During the Period for:
           Interest (net of amounts capitalized)                $ 2,311,016     $ 2,166,191    $ 4,787,960   $ 3,658,981
           Income Taxes                                         $   125,000     $     4,350    $ 2,102,100   $ 3,582,550

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (See Note 2). White Marsh Environmental Systems, Inc. is a wholly-owned subsidiary of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 2000 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and its cash flows for the periods ended March 31, 2001 and 2000. Information included in the Balance Sheet as of December 31, 2000, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2000.

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


Note 2 - Regulatory Matters

Base Rate Cases - On May 8, 2001, the New Jersey Board of Public Utilities (BPU) approved an 8.1% rate increase or approximately $3.3 million. The decision was based upon a rate base of $133.0 million and a Return on Equity of 10.5%. These components are expected to allow the Company the opportunity to earn a 7.95% rate of return on the allowed rate base.

Initial decisions in the two Pinelands cases were issued on May 8, 2001. The Administrative Law Judge adopted the BPU Staff's recommended rate increase positions. Each party's filed position in these cases is as follows:

                                         Ratepayer       BPU        Initial
                           Company       Advocate       Staff       Decision
                           -------       ---------      -----       --------

Pinelands Water             35.20%         18.15%       26.92%       26.92 %

Pinelands Wastewater        16.71%         4.22%        11.81%       11.81 %

If the BPU were to adopt the initial decision, the rate increase would result in additional annual revenues of $0.2 million. The BPU has forty-five days from the initial decision date in which to act upon the rate increase petitions.

In rendering his decisions, the Administrative Law Judge utilized the following facts:

                                      Pinelands          Pinelands
                                        Water            Wastewater
                                      ---------          ----------

          Rate Base                    $956,000          $1,471,000

          Return on Equity               10.5%              10.5%


Acquisitions - On April 10, 2001, Middlesex completed the purchase of the water utility assets and certain trade payables of Fortescue Realty Company. This transaction was effected with the creation of a wholly-owned subsidiary, Bayview Water Company. The first long-term objective for improving service to the 300 customers is to obtain low cost financing through the New Jersey State Revolving Fund (SRF) to replace the entire water distribution system. This plan calls for construction to begin in the fourth quarter of 2001. SRF financing is also expected to be in place by November 2001. Because of the system replacement, significant rate relief will be required. The Company is currently reviewing its timetable for filing for the necessary rate increase.

A public hearing and an evidentiary hearing are scheduled to be held on May 16 and May 17, 2001, respectively, in connection with the petition by Tidewater before the Delaware Public Service Commission (PSC) to acquire the 2,200 customer Sea Colony, LLC water system. The purpose of the evidentiary hearing is to provide a more fully developed record for the PSC to determine whether or not it can take action on this petition in light of language included in PSC Order No. 5592, which referenced failure to provide adequate or proper safe water services. That PSC Order pertained to the December 2000 base rate increase approved by the PSC. Tidewater believes that it has sufficient evidence to prevail in this matter and expects a decision by the end of June 2001.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 2001, 8,825 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                 (In Thousands Except for per Share Amounts)
                                     Three Months Ended                            Twelve Months
                                       Ended March 31                                 March 31
                           2001                    2000                  2001                  2000
Basic:                    Income      Shares      Income     Shares     Income      Shares     Income        Shares
-------------------------------------------------------------------------------------------------------------------
Net Income                $  884      5,052       $  906      5,005     $ 5,283     5,034      $ 7,294       4,953
Preferred Dividend           (64)                    (64)                  (255)                  (285)
                          ------      -----       ------      -----     -------     -----      -------       -----
Earnings Applicable
  to Common Stock         $  820      5,052       $  842      5,005     $ 5,028     5,034      $ 7,009       4,953

Basic EPS                 $ 0.16                  $ 0.17                $  1.00                $  1.42


Diluted:
-------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock         $  820      5,052       $  842      5,005     $ 5,028     5,034      $ 7,009       4,953
$7.00 Series Dividend         26         89           26         89         104        89          104          89
$8.00 Series Dividend         24         83           24         83          96        82          126         118
                          ------      -----       ------      -----     -------     -----      -------       -----
Adjusted Earnings
  Applicable to
  Common Stock            $  870      5,224       $  892      5,177     $ 5,228     5,205      $ 7,239       5,160

Diluted EPS               $ 0.16                  $ 0.17                $  1.00                $  1.40


Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal water and wastewater systems in New Jersey. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                                 (Thousands of Dollars)
                                                Three Months Ended                 Twelve Months Ended
                                                     March 31,                           March 31,
Operations by Segments:                      2001               2000             2001                2000
--------------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                              $  11,410          $  11,291          $ 47,752           $ 47,419
   Non - Regulated                            1,743              1,699             6,923              7,415
Inter-segment Elimination                        (9)                (9)              (36)               (36)
                                          -------------------------------------------------------------------
Consolidated Revenues                     $  13,144          $  12,981          $ 54,639           $ 54,798
                                          -------------------------------------------------------------------

Operating Income:
   Regulated                              $   2,020          $   1,969          $  9,576           $  9,900
   Non - Regulated                               52                 82               382                871
Inter-segment Elimination                         -                 -                  -                  -
                                          -------------------------------------------------------------------
Consolidated Operating Income             $   2,072          $   2,051          $  9,958           $ 10,771
                                          -------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                              $   1,236          $   1,134          $  4,748           $  4,139
   Non - Regulated                               14                 12                57                 31
Inter-segment Elimination                         -                  -                -                   -
                                          -------------------------------------------------------------------
Consolidated
Depreciation/Amortization                 $   1,250          $   1,146          $  4,805           $  4,170
                                          -------------------------------------------------------------------


Other Income:
   Regulated                              $     236          $     208          $  1,311           $  2,780
   Non - Regulated                               50                 (3)               57                  2
Inter-segment Elimination                      (199)              (150)             (972)            (1,516)
                                          -------------------------------------------------------------------
Consolidated Other Income                 $      87          $      55          $    396           $  1,266
                                          -------------------------------------------------------------------

Interest Expense:
   Regulated                              $   1,482          $   1,337          $  5,790           $  5,206
   Non - Regulated                               14                 21                49                175
Inter-segment Elimination                      (221)              (159)             (767)              (638)
                                          -------------------------------------------------------------------
Consolidated Interest Expense             $   1,275          $   1,199          $  5,072           $  4,743
                                          -------------------------------------------------------------------

Net Income:
   Regulated                              $     774          $     840          $  5,097           $  7,474
   Non - Regulated                               88                 58               391                698
Inter-segment Elimination                        22                  8              (206)              (878)
                                          -------------------------------------------------------------------
Consolidated Net Income                   $     884          $     906          $  5,282           $  7,294
                                          -------------------------------------------------------------------

Capital Expenditures:
   Regulated                              $   1,249          $   2,190          $ 12,124           $ 19,255
   Non - Regulated                               34                470               138                479
Inter-segment Elimination                         -                  -                 -                  -
                                          -------------------------------------------------------------------
Total Capital Expenditures                $   1,283          $   2,660          $ 12,262           $ 19,734
                                          -------------------------------------------------------------------

                                            As of              As of
                                           March 31,        December 31,
                                             2001              2000
Assets:
   Regulated                              $239,737           $237,904
   Non - Regulated                           3,040              3,034
Inter-segment Elimination                  (22,768)           (21,538)
                                          -------------------------------------------------------------------
Consolidated Assets                       $220,009           $219,400
                                          -------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2001

Operating revenues for the three months ended March 31, 2001 were up less than $0.2 million or 1.25% from the same period in 2000. Half of the $0.1 million in higher fees for connecting new customers in Delaware were offset by lower water service revenues. Service revenue fell as a result of the finalization of the rate structure approved in the most recent base rate case for Tidewater. Middlesex posted higher industrial sales of $0.1 million compared to last year when one of its largest customers was offline for routine plant maintenance. Our unregulated subsidiaries, USA and USA-PA, showed modest increases in revenues. USA continues to market its water service line program and has signed up approximately two percent of Middlesex residential customer base. USA-PA earned additional fees in providing construction project administration for the City of Perth Amboy.

Offsetting the modestly higher revenues of $0.2 million were correspondingly increased operating expenses of almost the same amount. Operations and maintenance expense variances differed within all functional categories, with no particular category being over or under last year by more than $0.1 million. While chemical costs and employee wages and benefits rose in New Jersey and Delaware, legal fees, regulatory commission expenses, public relations and emergency repairs all fell in both New Jersey and Delaware. Purchased power expenses fell in New Jersey and rose in Delaware. The cost of treating residuals also fell in New Jersey.

Depreciation expense increased 9.05% over the same period from last year. Plant improvements of $11.0 million over the last twelve months plus an increase in the composite depreciation rate for our Delaware utility plant were the primary reasons for the increase of this expense.

Federal income taxes fell 7.7%, reflecting a lower amount of current taxable income.

Other income rose significantly due to accrued interest on amounts due to USA-PA under the management contract with the City of Perth Amboy.

Net income continued to decline by falling 2.5% to $0.9 million, which underscores the need for the requested rate relief in our New Jersey operations.

Results of Operations - Twelve Months Ended March 31, 2001

Operating revenues for the twelve months ended March 31, 2001 were down $0.2 million to $54.6 million. Consumption revenues in New Jersey fell $0.3 million and variable fees, based upon consumption growth from our Perth Amboy contract fell $0.2 million reflecting the wet and cool weather experienced in New Jersey during the spring and summer of 2000. Despite similar weather patterns in Delaware, our customer growth of 14.8% helped to increase revenues by $0.4 million.

Total operating expenses increased $0.7 million or 1.5%. Lower water production led to a decrease of $0.4 million in energy and purchased water costs. Water treatment costs, however, increased $0.5 million as additional chemicals were required to ensure compliance with water quality standards. Employee wages rose $0.2 million, while employee benefits increased $0.4 million as medical benefit expenses continue to increase. Maintenance costs decreased by $0.2 million due to a lower number of cold weather related main breaks and a decreased number of emergency repairs at the Delaware mobile home parks systems acquired in January 2000. Depreciation expense increased $0.6 million or 15.2% as a result of the CJO Plant completion in July 1999, with a cost of approximately $35.0 million and other utility plant improvements of $26.0 million since March 31, 1999.

Federal income taxes declined $0.6 million or 19.0% as a result of the lower amount of taxable income.

Other income fell $0.9 million as AFUDC declined due to the reduced capital expenditures. Earnings on excess funds also declined due to a lower level of excess working capital available for investment.

The 10.5% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999. Basic and diluted earnings per share decreased almost 30% to $1.00.

Capital Resources

The Company's capital program for 2001 is estimated to be $20.3 million and includes $11.6 million for water system additions and improvements for our Delaware systems and $1.8 million for final expenditures on the upgrade to the CJO Plant. The capital program also includes and $6.9 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.8 million for computer systems and $3.8 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Middlesex, Tidewater and Bayview each have filed applications with their respective state agencies to qualify certain capital projects for financing through the State Revolving Fund (SRF). SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. Most of the proceeds from those loans, if granted, will be used in 2002 with some minor expenditure in 2001. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $1.3 million have been incurred in the three months ended March 31, 2001. The Company will also utilize short-term borrowings through $18.0 million of available lines of credit it has with two commercial banks for working capital purposes. At March 31, 2001, there was $7.0 million outstanding against the lines of credit.

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

Outlook

Middlesex and its subsidiaries continue to review operations for cost reductions, without sacrificing service to our customers. Higher revenues from the most recently approved rate increase for Middlesex and the expected final decisions in the two Pinelands cases during the second quarter should help improve earnings over last year. A return to more typical spring and summer weather patterns will also increase revenues. Similarly, increased usage in Delaware may provide additional revenue as a result of the rate increase and restructured rates. The restructured rates now reflect a greater proportionate charge on the consumption component of the rate. Even with the recent rate increase in Delaware, we are earning less than half of the approved 9.14% rate of return. We are evaluating the timing of additional rate relief request in that jurisdiction. Our latest earnings projections for 2001 are between $1.14 and $1.18 per basic share.

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


                                    MIDDLESEX WATER COMPANY
                                    (Registrant)





                                    /s/ A. Bruce O'Connor
                                    ------------------------------------------
Date: May 14, 2001                  A. Bruce O'Connor
                                    Vice President and Controller