Form 10-Q
period 2001-06-30
MIDDLESEX WATER CO
filed 2001-08-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                          Commission File
For Quarter Ended: June 30, 2001                          No. 0-422
                   -------------                              -----



                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


INCORPORATED IN NEW JERSEY                                    22-1114430
--------------------------                                    ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1500 RONSON ROAD, ISELIN, NJ                                    08830
----------------------------                                    -----
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

                          YES     [ X ]    NO     [   ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at June 30, 2001
            -----                             ----------------------------
Common Stock, No Par Value                          5,066,207

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

                                                       MIDDLESEX WATER COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)



                                                  Three Months                   Six Months                     Twelve Months
                                                 Ended June 30,                Ended June 30,                  Ended June 30,
                                             2001          2000           2001           2000               2001           2000
                                             -----         -----          -----          -----              -----          ----
Operating Revenues                        $14,753,732    $14,057,242   $27,897,630     $27,038,331        $55,335,842   $55,042,803
                                          ------------   -----------   ------------   -------------       -----------   ------------

Operating Expenses:
    Operations                              7,156,442     7,189,473     14,178,673      14,111,742        27,780,155     27,654,254
    Maintenance                               657,901       637,689      1,280,270       1,316,354         2,519,153      2,688,573
    Depreciation                            1,259,107     1,160,508      2,508,952       2,306,641         4,903,245      4,452,367
    Other Taxes                             1,883,940     1,764,805      3,586,937       3,433,195         7,085,703      7,011,978
    Federal Income Taxes                      988,394       776,656      1,463,330       1,291,025         2,809,363      2,917,638
                                          ------------   -----------   ------------   -------------       -----------   ------------

       Total Operating Expenses            11,945,784    11,529,131     23,018,162      22,458,957        45,097,619     44,724,810
                                          ------------   -----------   ------------   -------------       -----------   ------------

               Operating Income             2,807,948     2,528,111      4,879,468       4,579,374        10,238,223     10,317,993

Other Income:
    Allowance for Funds Used During
       Construction                            22,353        27,588         38,258          44,764           128,655        317,944
    Other - Net                               345,010        37,910        416,169          75,265           569,696        253,252
                                          ------------   -----------   ------------   -------------       -----------   ------------

       Total Other Income                     367,363        65,498        454,427         120,029           698,351        571,196

Income Before Interest Charges              3,175,311     2,593,609      5,333,895       4,699,403        10,936,574     10,889,189
                                          ------------   -----------   ------------   -------------       -----------   ------------

Interest Charges                            1,257,232     1,225,128      2,532,166       2,424,806         5,104,382      4,798,781
                                          ------------   -----------   ------------   -------------       -----------   ------------

Net Income                                  1,918,079     1,368,481      2,801,729       2,274,597         5,832,192      6,090,408

Preferred Stock Dividend Requirements          63,696        63,696        127,393         127,393           254,786        268,786
                                          ------------   -----------   ------------   -------------       -----------   ------------

Earnings Applicable to Common Stock        $1,854,383    $1,304,785     $2,674,336      $2,147,204        $5,577,406     $5,821,622
                                          ============   ===========   ============   =============       ===========   ============

Earnings per share of Common Stock:
    Basic                                      $ 0.37        $ 0.26         $ 0.53          $ 0.43            $ 1.11         $ 1.17
    Diluted                                    $ 0.36        $ 0.26         $ 0.53          $ 0.43            $ 1.11         $ 1.17

Average Number of
    Common Shares Outstanding :
    Basic                                   5,062,171     5,014,922      5,057,411       5,010,138         5,045,623      4,977,788
    Diluted                                 5,233,741     5,186,492      5,228,981       5,181,708         5,217,193      5,171,784

Cash Dividends Paid per Common Share            $0.31         $0.30 1/2      $0.62           $0.61             $1.23 1/2      $1.21



See Notes to Consolidated Financial Statements.

                               MIDDLESEX WATER COMPANY
                             CONSOLIDATED BALANCE SHEETS

                               ASSETS AND OTHER DEBITS


                                                       June 30,         December 31,
                                                          2001             2000
                                                      ------------     ------------
                                                      (Unaudited)
UTILITY PLANT:
     Water Production                                 $ 69,812,258     $ 69,363,626
     Transmission and Distribution                     138,071,845      136,545,596
     General                                            20,457,631       20,189,182
     Construction Work in Progress                       2,157,505        1,036,498
                                                      ------------     ------------
              TOTAL                                    230,499,239      227,134,902
Less Accumulated Depreciation                           41,005,600       38,856,591
                                                      ------------     ------------

              UTILITY PLANT-NET                        189,493,639      188,278,311
                                                      ------------     ------------

NONUTILITY ASSETS-NET                                    3,180,387        2,918,133
                                                      ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                           2,959,558        2,497,154
     Temporary Cash Investments-Restricted               2,820,219        2,819,661
     Accounts Receivable (net of allowance
         for doubtful accounts)                          6,241,446        5,282,796
     Unbilled Revenues                                   3,474,501        2,969,043
     Materials and Supplies (at average cost)            1,071,020        1,009,956
     Prepayments and Other Current Assets                  937,212          694,111
                                                      ------------     ------------

              TOTAL CURRENT ASSETS                      17,503,956       15,272,721
                                                      ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                            2,881,430        2,950,276
     Preliminary Survey and Investigation Charges        1,033,848          573,128
     Regulatory Assets
         Income Taxes                                    6,012,748        6,012,748
         Post Retirement Costs                             998,572        1,041,676
     Other                                               2,373,835        2,352,966
                                                      ------------     ------------

              TOTAL DEFERRED CHARGES                    13,300,433       12,930,794
                                                      ------------     ------------

                             TOTAL                    $223,478,415     $219,399,959
                                                      ============     ============


See Notes to Consolidated Financial Statements.


                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS



                                                       June 30,       December 31,
                                                         2001             2000
                                                     ------------     ------------
                                                       (Unaudited)

CAPITALIZATION (see accompanying statements)         $156,918,263     $156,807,552
                                                     ------------     ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                    217,915          215,859
     Notes Payable                                      9,100,000        6,050,000
     Accounts Payable                                   2,206,181        2,438,664
     Taxes Accrued                                      6,791,538        6,050,322
     Interest Accrued                                   1,785,216        1,797,520
     Other                                              1,272,349        1,454,276
                                                     ------------     ------------

              TOTAL CURRENT LIABILITIES                21,373,199       18,006,641
                                                     ------------     ------------

DEFERRED CREDITS:
     Customer Advances for Construction                10,821,224       11,364,818
     Accumulated Deferred Investment Tax Credits        1,971,724        2,011,033
     Accumulated Deferred Federal Income Taxes         12,470,603       12,371,473
     Employee Benefit Plans                             5,029,806        4,658,364
     Other                                              1,036,809        1,203,051
                                                     ------------     ------------

              TOTAL DEFERRED CREDITS                   31,330,166       31,608,739
                                                     ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                   13,856,787       12,977,027
                                                     ------------     ------------

                        TOTAL                        $223,478,415     $219,399,959
                                                     ============     ============



See Notes to Consolidated Financial Statements.

                                           MIDDLESEX WATER COMPANY
                       CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                   June 30,         December 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                                                                  (Unaudited)
CAPITALIZATION:
      Common Stock, No Par Value
          Shares Authorized, 10,000,000
          Shares Outstanding - 2001 - 5,066,207; 2000 - 5,048,534               $  49,486,750      $  48,838,486
      Retained Earnings                                                            21,336,565         21,796,707
                                                                                -------------      -------------
                   TOTAL COMMON EQUITY                                             70,823,315         70,635,193
                                                                                -------------      -------------
      Cumulative Preference Stock, No Par Value
          Shares Authorized, 100,000; Shares Outstanding, None
      Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
        Convertible:
          Shares Outstanding, $7.00 Series - 14,881                                 1,562,505          1,562,505
          Shares Outstanding, $8.00 Series - 12,000                                 1,398,857          1,398,857
        Nonredeemable:
          Shares Outstanding, $7.00 Series -  1,017                                   101,700            101,700
          Shares Outstanding, $4.75 Series - 10,000                                 1,000,000          1,000,000
                                                                                -------------      -------------
                   TOTAL CUMULATIVE PREFERRED STOCK                                 4,063,062          4,063,062
                                                                                -------------      -------------
      Long-term Debt:
          8.05% Amortizing Secured Note, due December 20, 2021                      3,293,110          3,320,428
          First Mortgage Bonds:
               7.25%, Series R, due July 1, 2021                                    6,000,000          6,000,000
               5.20%, Series S, due October 1, 2022                                12,000,000         12,000,000
               5.25%, Series T, due October 1, 2023                                 6,500,000          6,500,000
               6.40%, Series U, due February 1, 2009                               15,000,000         15,000,000
               5.25%, Series V, due February 1, 2029                               10,000,000         10,000,000
               5.35%, Series W, due February 1, 2038                               23,000,000         23,000,000
               0.00%, Series X, due August 1, 2018                                    955,963            970,667
               4.53%, Series Y, due August 1, 2018                                  1,095,000          1,095,000
               0.00%, Series Z, due September 1, 2019                               2,055,728          2,089,061
               5.25%, Series AA, due September 1, 2019                              2,350,000          2,350,000
                                                                                -------------      -------------
                  SUBTOTAL LONG-TERM DEBT                                          82,249,801         82,325,156
                                                                                -------------      -------------
                    Less: Current Portion of Long-term Debt                          (217,915)          (215,859)
                                                                                -------------      -------------
                             TOTAL LONG-TERM DEBT                                  82,031,886         82,109,297
                                                                                -------------      -------------
                                  TOTAL CAPITALIZATION                          $ 156,918,263      $ 156,807,552
                                                                                =============      =============


                                                                               Six Months Ended       Year Ended
                                                                                     June 30,        December 31,
                                                                                      2001              2000
                                                                                -------------      -------------
                                                                                (Unaudited)
RETAINED EARNINGS:
      BALANCE AT BEGINNING OF PERIOD                                            $  21,796,707      $  22,895,844
      Net Income                                                                    2,801,729          5,305,060
                                                                                -------------      -------------
              TOTAL                                                                24,598,436         28,200,904
                                                                                -------------      -------------
      Cash Dividends:
          Cumulative Preferred Stock                                                  127,393            254,786
          Common Stock                                                              3,134,478          6,149,411
              TOTAL DEDUCTIONS                                                      3,261,871          6,404,197
                                                                                -------------      -------------
BALANCE AT END OF PERIOD                                                        $  21,336,565      $  21,796,707
                                                                                =============      =============

See Notes to Consolidated Financial Statements



                                      -4-

                                                     MIDDLESEX WATER COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                Six Months Ended June 30,          Twelve Months Ended June 30,
                                                                  2001              2000              2001              2000
                                                                  ----              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $  2,801,729      $  2,274,597      $  5,832,192      $  6,090,408
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                       2,693,378         2,415,146         5,222,933         4,795,652
            Provision for Deferred Income Taxes                    99,130            88,574           211,875           205,616
            Allowance for Funds Used During Construction          (38,258)          (44,764)         (128,655)         (317,944)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                  (958,650)          (99,172)         (172,729)          111,100
            Accounts Payable                                     (232,483)         (477,847)         (708,406)          661,129
            Accrued Taxes                                         741,216           743,476           689,324            88,110
            Accrued Interest                                      (12,304)           47,860           (23,114)           69,145
            Unbilled Revenues                                    (505,458)         (548,699)         (297,939)          (58,912)
            Employee Benefit Plans                                371,442           557,229          (183,999)          953,666
            Other-Net                                            (525,954)         (142,399)         (826,132)         (142,429)
                                                             ------------      ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,433,788         4,814,001         9,615,350        12,455,541
                                                             ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                            (3,730,912)       (5,887,054)      (11,483,149)      (18,788,413)
        Note Receivable                                            97,500           (13,500)           70,500         2,759,130
        Preliminary Survey and Investigation Charges             (460,720)         (222,576)         (338,985)         (349,880)
        Other-Net                                                (572,013)          (82,740)       (1,343,964)         (236,374)
                                                             ------------      ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                          (4,666,145)       (6,205,870)      (13,095,598)      (16,615,537)
                                                             ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                              (75,355)          (40,188)         (241,524)          (89,084)
        Proceeds from Issuance of Long-term Debt                     --                --                --           4,500,000
        Short-term Bank Borrowings                              3,050,000         1,000,000         6,100,000              --
        Deferred Debt Issuance Expenses                            (1,885)             --             (43,502)          (20,404)
        Temporary Cash Investments-Restricted                        (558)         (121,327)        3,032,935        (3,036,297)
        Proceeds from Issuance of Common Stock-Net                648,264           618,471         1,274,765         1,210,689
        Payment of Common Dividends                            (3,134,478)       (3,054,712)       (6,229,177)       (6,018,228)
        Payment of Preferred Dividends                           (127,393)         (127,393)         (254,786)         (268,786)
        Construction Advances and Contributions-Net               336,166            63,669           684,672         1,344,923
                                                             ------------      ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         694,761        (1,661,480)        4,323,383        (2,377,187)
                                                             ------------      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           462,404        (3,053,349)          843,135        (6,537,183)
                                                             ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,497,154         5,169,772         3,797,660         8,653,606
                                                             ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,959,558      $  2,116,423      $  4,640,795      $  2,116,423
                                                             ============      ============      ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)                $ 2,450,576       $  2,236,251      $  4,857,460      $  4,249,599
        Income Taxes                                         $ 1,157,792       $    988,450      $  2,150,792      $  3,202,750

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

The consolidated notes accompanying the 2000 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and its cash flows for the periods ended June 30, 2001 and 2000. Information included in the Balance Sheet as of December 31, 2000, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Regulatory Matters

Base Rate Cases - On June 6, 2001, Middlesex received a signed order from the New Jersey Board of Public Utilities (BPU) approving an 8.1% rate increase or approximately $3.3 million. The decision was based upon a rate base of $133.0 million and a Return on Equity of 10.5%. These components are expected to allow the Company the opportunity to earn a 7.95% rate of return on the allowed rate base.

The BPU approved an increase in base rates for the two Pinelands companies.


                                               Pinelands          Pinelands
                                                  Water           Wastewater
                                             --------------    --------------
            Effective Date                   August 1, 2001    August 1, 2001

            Percentage Increase                  26.92%              11.81%

            Revenue Increase                  $ 86,000          $  104,000

            Rate Base                         $956,000          $1,471,000

            Return on Equity                      10.5%               10.5%

            Rate of Return                         9.1%                9.2%

Note 3 - Capitalization

Common Stock - During the three months ended June 30, 2001, 8,848 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                  (In Thousands Except for per Share Amounts)

                               Three Months Ended                 Six Months Ended                 Twelve Months Ended
                                     June 30,                         June 30,                           June 30,

                            2001                2000              2001              2000           2001            2000
 Basic:                    Income     Shares   Income    Shares  Income   Shares   Income  Shares Income  Shares  Income  Shares
 ---------------------------------------------------------------------------------------------------------------------------------
 Net Income                 $1,918     5,062    $1,368   5,015   $2,801    5,058   $2,275  5,010  $5,832   5,046  $6,090     4,978
 Preferred Dividend            (64)                (64)            (127)             (127)          (255)           (269)
                            ------     -----    ------   -----   ------    -----   ------  -----  ------   -----  ------     -----
 Earnings Applicable
    to Common Stock         $1,854     5,062    $1,304   5,015   $2,674    5,058   $2,148  5,010  $5,577   5,046  $5,821     4,978

 Basic EPS                  $ 0.37              $ 0.26           $ 0.53            $ 0.43         $ 1.11          $ 1.17

 ---------------------------------------------------------------------------------------------------------------------------------
 Diluted:
 ---------------------------------------------------------------------------------------------------------------------------------
 Earnings Applicable
   to Common Stock          $1,854     5,062    $1,304   5,015   $2,674    5,058   $2,148  5,010  $5,577   5,046  $5,821     4,978
 $7.00 Series Dividend          26        89        26      89       52       89       52     89     104      89     104        89
 $8.00 Series Dividend          24        82        24      82       48       82       48     82      96      82     110       105
                            ------     -----    ------   -----   ------    -----   ------  -----  ------   -----  ------     -----
 Adjusted Earnings
   Applicable to
   Common Stock             $1,904     5,233    $1,354   5,186   $2,774    5,229   $2,248  5,181  $5,777   5,217  $6,035     5,172

 Diluted EPS                $ 0.36              $ 0.26           $ 0.53            $ 0.43         $ 1.11          $ 1.17




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




                                   Three Months Ended         Six Months Ended         Twelve  Months Ended
                                       June 30                     June 30                    June 30
Operations by Segments:           2001         2000          2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                   $ 13,059      $ 12,287      $ 24,469      $ 23,578      $ 48,524      $ 47,731
   Non - Regulated                1,704         1,779         3,447         3,478         6,848         7,348
Inter-segment Elimination            (9)           (9)          (18)          (18)          (36)          (36)
                               --------      --------      --------      --------      --------      --------
Consolidated Revenues          $ 14,754      $ 14,057      $ 27,898      $ 27,038      $ 55,336      $ 55,043
                               --------      --------      --------      --------      --------      --------

Operating Income:
   Regulated                   $  2,702      $  2,385      $  4,722      $  4,354      $  9,893      $  9,506
   Non - Regulated                  106           143           157           225           345           812
Inter-segment Elimination          --            --            --            --            --            --
                               --------      --------      --------      --------      --------      --------
Consol. Operating Income       $  2,808      $  2,528      $  4,879      $  4,579      $ 10,238      $ 10,318
                               --------      --------      --------      --------      --------      --------

Depreciation/Amortization:
   Regulated                   $  1,245      $  1,147      $  2,481      $  2,281      $  4,846      $  4,413
   Non - Regulated                   14            14            28            26            57            39
Inter-segment Elimination          --            --            --            --            --            --
Consolidated
                               --------      --------      --------      --------      --------      --------
Depreciation/Amortization      $  1,259      $  1,161      $  2,509      $  2,307      $  4,903      $  4,452
                               --------      --------      --------      --------      --------      --------

Other Income:
   Regulated                   $    617      $    395      $    853      $    604      $  1,534      $  1,980
   Non - Regulated                    5          --              55            (3)           62            (3)
Inter-segment Elimination          (255)         (330)         (454)         (481)         (898)       (1,406)
                               --------      --------      --------      --------      --------      --------
Consolidated Other Income      $    367      $     65      $    454      $    120      $    698      $    571
                               --------      --------      --------      --------      --------      --------

Interest Expense:
   Regulated                   $  1,476      $  1,370      $  2,958      $  2,707      $  5,897      $  5,321
   Non - Regulated                   14            23            28            45            39           145
Inter-segment Elimination          (233)         (168)         (454)         (327)         (832)         (667)
                               --------      --------      --------      --------      --------      --------
Consol. Interest Expense       $  1,257      $  1,225      $  2,532      $  2,425      $  5,104      $  4,799
                               --------      --------      --------      --------      --------      --------

Net Income:
   Regulated                   $  1,843      $  1,410      $  2,617      $  2,250      $  5,529      $  6,164
   Non - Regulated                   97           120           184           179           368           664
Inter-segment Elimination           (22)         (162)         --            (154)          (65)         (738)
                               --------      --------      --------      --------      --------      --------
Consolidated Net Income        $  1,918      $  1,368      $  2,801      $  2,275      $  5,832      $  6,090
                               --------      --------      --------      --------      --------      --------

Capital Expenditures:
   Regulated                   $  2,419      $  3,178      $  3,667      $  5,367      $ 11,365      $ 18,257
   Non - Regulated                   29            49            64           520           118           531
Inter-segment Elimination          --            --
                               --------      --------      --------      --------      --------      --------
Total Capital Expenditures     $  2,448      $  3,227      $  3,731      $  5,887      $ 11,483      $ 18,788
                               --------      --------      --------      --------      --------      --------

                                                    As of              As of
                                                  June 30,          December 31,
                                                    2001                 2000
Assets:
   Regulated                                      $ 244,107           $ 236,923
   Non - Regulated                                    3,169               3,034
Inter-segment Elimination                           (23,798)            (20,557)
                                                  ---------           ---------
Consolidated Assets                               $ 223,478           $ 219,400
                                                  ---------           ---------



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2001

Operating revenues for the three months ended June 30, 2001 were up $0.7 million or 5.0% from the same period in 2000. Higher base rates in our Middlesex service territory provided $0.2 million of the increase. Increased consumption in all service areas generated the balance of the revenue increase.

Operating expenses increased $0.4 million or 3.6%. Operations and maintenance expenses declined slightly over the prior period Depreciation expense increased 8.5% over the same period from last year. Plant improvements of $11.0 million over the last twelve months plus an increase in the composite depreciation rate for our Delaware utility plant were the primary reasons for the increase of this expense.

Other taxes rose $0.1 million due to higher revenue related taxes. Federal income taxes rose 27.3%, reflecting a higher amount of current taxable income.

Other income rose $0.3 million due to a one-time gain on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility.

Net income rebounded in the second quarter and increased by 40.1% to $1.9 million.

Results of Operations -Six Months Ended June 30, 2001

Operating revenues for the six months ended June 30, 2001 were up $0.9 million or 3.2% from the same period in 2000. Higher base rates in our Middlesex service territory provided $0.2 million of the increase. Increased consumption in all service areas generated the balance of the revenue increase.

Operating expenses increased $0.6 million or 2.5% over the same period last year. Operations and maintenance expenses increased slightly over the prior period. Depreciation expense increased 8.8% over the same period from last year. Plant improvements of $11.0 million over the last twelve months plus an increase in the composite depreciation rate for our Delaware utility plant were the primary reasons for the increase of this expense.

Federal income taxes rose 13.4%, reflecting a higher amount of current taxable income.

Other income rose $0.3 million due to a one-time gain on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility.

Net income increased in the second quarter by 23.1% to $2.8 million.

Results of Operations - Twelve Months Ended June 30, 2001

Operating revenues for the twelve months ended June 30, 2001 were up $0.3 million to $55.3 million. Higher consumption in all our service territories provided $0.5 million of additional revenue. Rate increases accounted for $0.3 million. Service fees from our operations and maintenance contracts fell $0.5 million. $0.3 million of that decline was due to lower variable fees earned under the City of Perth Amboy contract. These variable fees are based upon consumption revenue growth, which failed to materialize due to unfavorable weather during the comparative period. The balance of the decline is the result of the 1999 acquisition by Middlesex of the franchised customers previously served under the City of South Amboy contract.

Operating expenses increased $0.4 million or less than one percent. Maintenance costs decreased by $0.2 million due to a lower number of cold weather related main breaks and a decreased number of emergency repairs at the Delaware mobile home parks systems acquired in January 2000. Depreciation expense increased $0.5 million or 10.1% as a result of the CJO Plant completion in July 1999, with a cost of approximately $35.0 million and other utility plant improvements of $28.2 million since June 30, 1999.

Federal income taxes declined $0.1 million or 3.7% as a result of the lower amount of taxable income.

Other income rose $0.1 million as earnings from our investment in Sussex Shores contributed $0.3 million due to a one-time gain on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility. AFUDC declined due to reduced capital expenditures on projects that would be subject to AFUDC.

The 5.2% decrease in preferred stock dividend requirements reflects the partial exercise of the conversion feature of the $8.00 Series of Preferred Stock in late 1999. Basic and diluted earnings per share decreased almost 5.1% to $1.11.

Capital Resources

The Company's capital program for 2001 is estimated to be $17.3 million and includes $8.6 million for water system additions and improvements for our Delaware systems and $1.8 million for final expenditures on the upgrade to the CJO Plant. The capital program also includes $6.9 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.8 million for computer systems and $3.8 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution from Middlesex and long-term debt financing from either a financial institution or the Company. Middlesex, Tidewater and Bayview each have filed applications with their respective state agencies to qualify certain capital projects for financing through the State Revolving Fund (SRF). SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. Most of the proceeds from those loans, if granted, will be used in 2002 with some minor expenditure in 2001. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $4.2 million have been incurred in the six months ended June 30, 2001. The Company will also utilize short-term borrowings through $18.0 million of available lines of credit it has with two commercial banks for working capital purposes. At June 30, 2001, there was $9.1 million outstanding against the lines of credit.

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

The FASB issued two new accounting pronouncements. SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 eliminates amortization of goodwill. Goodwill impairment testing will be required at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

The FASB also issued SFAS No. 143, Assets Retirement Obligation, which the Company is required to adopt January 1, 2003. The Company is currently evaluating the effect of adopting these three new accounting pronouncements.


Regulatory Matters

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

The Hearing Examiner issued his findings and recommendations report in connection with the petition by Tidewater before the Delaware Public Service Commission (PSC) to acquire the 2,200 customer Sea Colony, LLC water system. Although the Hearing Examiner stated that the record supports the approval of the application, the Hearing Examiner recommended that the PSC condition their approval on the removal of PSC Order No. 5592, which referenced failure to provide adequate or proper safe water services. That PSC Order pertained to the December 2000 base rate increase approved by the PSC.

Tidewater has filed a motion for the removal of PSC Order No. 5592. Three public hearings and one evidentiary hearings were held in connection with that motion. Tidewater believes that the record from those hearings will be favorable for the approval of the motion by the PSC at their August 21, 2001 meeting.

Outlook

Middlesex and its subsidiaries continue to review operations for cost reductions, without sacrificing service to our customers. Higher revenues from the most recently approved rate increases for Middlesex and the two Pinelands cases should help improve earnings over last year. A return to more typical spring and summer weather patterns will also increase revenues. Similarly, increased usage in Delaware may provide additional revenue as a result of the rate increase and restructured rates. The restructured rates now reflect a greater proportionate charge on the consumption component of the rate. Even with the recent rate increase in Delaware, we are earning less than half of the approved 9.14% rate of return. We are evaluating the timing of additional rate relief request in that jurisdiction. Our latest earnings projections for 2001 are between $1.14 and $1.18 per basic share.

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

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings
                  A claim has been made by multiple plaintiffs for damages resulting from personal injury, including death, and property damage alleged to have been caused by the delivery in Delaware of inadequate quality water, and related claims. While the Company has little detail about the claim at this time, we have substantial insurance coverage, which we believe will be sufficient for all claims in this matter other than for punitive damages.

Item 2.           Changes in Securities
                  None.

Item 3.           Defaults upon Senior Securities
                  None.

Item 4. Submission of Matters to a Vote of Security Holders Annual Meeting of Shareholders held May 23, 2001.

                  Matters voted upon at the meeting:
                  Nominees for Class II, term expiring 2004

                                              FOR                     WITHHOLD
                  Stephen H. Mundy          4,068,835                  72,303
                  Richard A. Russo          4,085,360                  55,778

                  Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 2001:

                       FOR              AGAINST                ABSTAIN
                       ---              -------                -------
                  4,103,743               19,564               17,831

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibits:              None.

(b)      Reports on Form 8-K:        Filed June 26, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             MIDDLESEX WATER COMPANY
                                                    (Registrant)





                                             /s/ A. Bruce O'Connor
                                             ----------------------
Date: August 14, 2001                        A. Bruce O'Connor
                                             Vice President and Controller