Form 10-Q
period 2001-09-30
MIDDLESEX WATER CO
filed 2001-11-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             Commission File
For Quarter Ended: September 30, 2001                           No. 0-422
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

               YES       X                         NO
                    ------------                      ------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


        Class                               Outstanding at September 30, 2001
        -----                               ---------------------------------
Common Stock, No Par Value                              5,071,339

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

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months               Nine Months               Twelve Months
                                                       Ended September 30,        Ended September 30,        Ended September 30,

                                                       2001          2000         2001          2000          2001         2000
                                                       ----          ----         ----          ----          ----         ----
Operating Revenues                                 $16,065,400   $14,386,999   $43,963,030   $41,425,330   $57,014,243   $54,037,657
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Operating Expenses:
    Operations                                       7,297,815     7,057,061    21,476,488    21,168,803    28,020,909    27,773,107
    Maintenance                                        704,953       692,062     1,985,223     2,008,416     2,532,044     2,718,148
    Depreciation                                     1,264,812     1,170,734     3,773,764     3,477,375     4,997,323     4,599,947
    Other Taxes                                      2,031,965     1,871,767     5,618,902     5,304,962     7,245,901     6,930,956
    Federal Income Taxes                             1,233,979       900,843     2,697,309     2,191,868     3,142,499     2,618,417
                                                   -----------   -----------   -----------   -----------   -----------   -----------

         Total Operating Expenses                   12,533,524    11,692,467    35,551,686    34,151,424    45,938,676    44,640,575
                                                   -----------   -----------   -----------   -----------   -----------   -----------

        Operating Income                             3,531,876     2,694,532     8,411,344     7,273,906    11,075,567     9,397,082

Other Income:
    Allowance for Funds Used During Construction        38,776        76,277        77,034       121,041        91,154       152,275
    Other - Net                                         29,017        36,700       445,186       111,965       562,013       188,238
                                                   -----------   -----------   -----------   -----------   -----------   -----------

         Total Other Income                             67,793       112,977       522,220       233,006       653,167       340,513

Income Before Interest Charges                       3,599,669     2,807,509     8,933,564     7,506,912    11,728,734     9,737,595
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Interest Charges                                     1,226,153     1,270,066     3,758,319     3,694,872     5,060,469     4,890,303
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Net Income                                           2,373,516     1,537,443     5,175,245     3,812,040     6,668,265     4,847,292

Preferred Stock Dividend Requirements                   63,697        63,697       191,090       191,090       254,786       254,786
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock                $ 2,309,819   $ 1,473,746   $ 4,984,155   $ 3,620,950   $ 6,413,479   $ 4,592,506
                                                   ===========   ===========   ===========   ===========   ===========   ===========

Earnings per share of Common Stock:
    Basic                                          $      0.46   $      0.29   $      0.98   $      0.72   $      1.27   $   0.92
    Diluted                                        $      0.45   $      0.29   $      0.98   $      0.72   $      1.27   $   0.92

Average Number of
    Common Shares Outstanding :
    Basic                                            5,067,279     5,024,431     5,060,736     5,014,937     5,056,422     5,001,054
    Diluted                                          5,238,849     5,196,001     5,232,306     5,186,507     5,227,992     5,181,804

Cash Dividends Paid per Common Share               $      0.31     $0.30 1/2   $      0.93   $    0.91 1/2 $      1.24    $     1.22

See Notes to Consolidated Financial Statements

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS

                                                          September 30,      December 31,
                                                              2001              2000
                                                          ------------      ------------
                                                                    (Unaudited)
UTILITY PLANT:
        Water Production                                  $ 71,499,024      $ 69,363,626
        Transmission and Distribution                      139,032,979       136,545,596
        General                                             21,481,274        20,189,182
        Construction Work in Progress                        3,592,233         1,036,498
                                                          ------------      ------------
                   TOTAL                                   235,605,510       227,134,902
Less Accumulated Depreciation                               42,221,506        38,856,591
                                                          ------------      ------------

                   UTILITY PLANT-NET                       193,384,004       188,278,311
                                                          ------------      ------------

NONUTILITY ASSETS-NET                                        2,895,920         2,918,133
                                                          ------------      ------------

CURRENT ASSETS:
        Cash and Cash Equivalents                            2,610,081         2,497,154
        Temporary Cash Investments-Restricted                2,602,720         2,819,661
        Accounts Receivable (net of allowance
              for doubtful accounts)                         6,959,159         5,282,796
        Unbilled Revenues                                    2,941,399         2,969,043
        Materials and Supplies (at average cost)             1,041,532         1,009,956
        Prepayments and Other Current Assets                   963,152           694,111
                                                          ------------      ------------

                   TOTAL CURRENT ASSETS                     17,118,043        15,272,721
                                                          ------------      ------------

DEFERRED CHARGES:
        Unamortized Debt Expense                             2,849,846         2,950,276
        Preliminary Survey and Investigation Charges           885,140           573,128
        Regulatory Assets
              Income Taxes                                   6,012,748         6,012,748
              Post Retirement Costs                            977,020         1,041,676
        Other                                                2,034,218         2,352,966
                                                          ------------      ------------

                   TOTAL DEFERRED CHARGES                   12,758,972        12,930,794
                                                          ------------      ------------

                                  TOTAL                   $226,156,939      $219,399,959
                                                          ============      ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS


                                                         September 30,     December 31,
                                                             2001              2000
                                                         ------------      ------------
                                                         (Unaudited)
CAPITALIZATION (see accompanying statements)             $157,772,351      $156,807,552
                                                         ------------      ------------

CURRENT LIABILITIES:
        Current Portion of Long-term Debt                     274,883           215,859
        Notes Payable                                      11,700,000         6,050,000
        Accounts Payable                                    1,899,491         2,438,664
        Taxes Accrued                                       7,010,112         6,050,322
        Interest Accrued                                      744,084         1,797,520
        Other                                               1,339,020         1,454,276
                                                         ------------      ------------

                   TOTAL CURRENT LIABILITIES               22,967,590        18,006,641
                                                         ------------      ------------

DEFERRED CREDITS:
        Customer Advances for Construction                 10,752,056        11,364,818
        Accumulated Deferred Investment Tax Credits         1,952,070         2,011,033
        Accumulated Deferred Federal Income Taxes          12,616,612        12,371,473
        Employee Benefit Plans                              5,176,747         4,658,364
        Other                                               1,064,307         1,203,051
                                                         ------------      ------------

                   TOTAL DEFERRED CREDITS                  31,561,792        31,608,739
                                                         ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                       13,855,206        12,977,027
                                                         ------------      ------------

                             TOTAL                       $226,156,939      $219,399,959
                                                         ============      ============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                     September 30,       December 31,
                                                                                         2001               2000
                                                                                    -------------       -------------
                                                                                     (Unaudited)
CAPITALIZATION:
         Common Stock, No Par Value
                Shares Authorized, 10,000,000
                Shares Outstanding - 2001 - 5,071,339; 2000 - 5,048,534             $  49,784,357       $  48,838,486
         Retained Earnings                                                             22,076,073          21,796,707
                                                                                    -------------       -------------
                             TOTAL COMMON EQUITY                                       71,860,430          70,635,193
                                                                                    -------------       -------------
         Cumulative Preference Stock, No Par Value
                Shares Authorized, 100,000; Shares Outstanding, None
         Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
           Convertible:
                Shares Outstanding, $7.00 Series - 14,881                               1,562,505           1,562,505
                Shares Outstanding, $8.00 Series - 12,000                               1,398,857           1,398,857
           Nonredeemable:
                Shares Outstanding, $7.00 Series -  1,017                                 101,700             101,700
                Shares Outstanding, $4.75 Series - 10,000                               1,000,000           1,000,000
                                                                                    -------------       -------------
                             TOTAL CUMULATIVE PREFERRED STOCK                           4,063,062           4,063,062
                                                                                    -------------       -------------
         Long-term Debt:
                8.05% Amortizing Secured Note, due December 20, 2021                    3,278,983           3,320,428
                First Mortgage Bonds:
                         7.25%, Series R, due July 1, 2021                              6,000,000           6,000,000
                         5.20%, Series S, due October 1, 2022                          12,000,000          12,000,000
                         5.25%, Series T, due October 1, 2023                           6,500,000           6,500,000
                         6.40%, Series U, due February 1, 2009                         15,000,000          15,000,000
                         5.25%, Series V, due February 1, 2029                         10,000,000          10,000,000
                         5.35%, Series W, due February 1, 2038                         23,000,000          23,000,000
                         0.00%, Series X, due August 1, 2018                              917,363             970,667
                         4.53%, Series Y, due August 1, 2018                            1,055,000           1,095,000
                         0.00%, Series Z, due September 1, 2019                         2,022,396           2,089,061
                         5.25%, Series AA, due September 1, 2019                        2,350,000           2,350,000
                                                                                    -------------       -------------
                            SUBTOTAL LONG-TERM DEBT                                    82,123,742          82,325,156
                                                                                    -------------       -------------
                              Less: Current Portion of Long-term Debt                    (274,883)           (215,859)
                                                                                    -------------       -------------
                                       TOTAL LONG-TERM DEBT                            81,848,859          82,109,297
                                                                                   -------------       -------------
                                            TOTAL CAPITALIZATION                    $ 157,772,351       $ 156,807,552
                                                                                    =============       =============


                                                                                   Nine Months Ended      Year Ended
                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                    -------------       -------------
                                                                                     (Unaudited)
RETAINED EARNINGS:
         BALANCE AT BEGINNING OF PERIOD                                             $  21,796,707       $  22,895,844
         Net Income                                                                     5,175,245           5,305,060
                                                                                    -------------       -------------
                        TOTAL                                                          26,971,952          28,200,904
                                                                                    -------------       -------------
         Cash Dividends:
                Cumulative Preferred Stock                                                191,090             254,786
                Common Stock                                                            4,704,789           6,149,411
                                                                                    -------------       -------------
                        TOTAL DEDUCTIONS                                                4,895,879           6,404,197
                                                                                    -------------       -------------
BALANCE AT END OF PERIOD                                                            $  22,076,073       $  21,796,707
                                                                                    =============       =============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended September 30, Twelve Months Ended September 30,
                                                                         2001            2000             2001             2000
                                                                         ----            ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                 $  5,175,245    $  3,812,040      $  6,668,265    $  4,847,292
         Adjustments to Reconcile Net Income to
                 Net Cash Provided by Operating Activities:
                     Depreciation and Amortization                     4,041,507       3,656,228         5,329,980       4,889,159
                     Provision for Deferred Income Taxes                 245,139         234,750           211,708         242,807
                     Allowance for Funds Used During Construction        (77,034)       (121,041)          (91,154)       (152,275)
                 Changes in Current Assets and Liabilities:
                     Accounts Receivable                              (1,682,305)       (255,123)         (740,433)        161,381
                     Accounts Payable                                   (533,231)     (1,126,167)         (360,834)       (257,231)
                     Accrued Taxes                                       955,034       1,240,313           406,305         216,124
                     Accrued Interest                                 (1,053,436)       (833,498)         (182,888)        245,086
                     Unbilled Revenues                                    27,644        (373,899)           60,363        (101,814)
                     Employee Benefit Plans                              518,383         762,753          (242,582)        976,106
                     Other-Net                                          (495,110)        (91,138)         (846,549)        382,620
                                                                    ------------    ------------      ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,121,836       6,905,218        10,212,181      11,449,255
                                                                    ------------    ------------      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Utility Plant Expenditures*                          (8,854,026)     (9,932,019)      (12,561,298)    (17,819,025)
                 Note Receivable                                          97,500         (28,500)           85,500       2,730,090
                 Preliminary Survey and Investigation Charges           (312,012)        (41,186)         (371,667)       (123,773)
                 Other-Net                                                84,326          40,671          (811,036)        107,751
                                                                    ------------    ------------      ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                 (8,984,212)     (9,961,034)      (13,658,501)    (15,104,957)
                                                                    ------------    ------------      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Redemption of Long-term Debt                           (201,414)       (193,149)         (214,622)       (205,224)
                 Proceeds from Issuance of Long-term Debt                   (895)             --              (895)      4,500,000
                 Short-term Bank Borrowings                            5,650,000       4,025,000         5,675,000       5,025,000
                 Deferred Debt Issuance Expenses                          (4,739)             --           (46,356)        (20,404)
                 Temporary Cash Investments-Restricted                   216,941       1,369,073         1,760,034      (1,670,003)
                 Proceeds from Issuance of Common Stock-Net              945,871         938,177         1,252,666       1,239,187
                 Payment of Common Dividends                          (4,704,789)     (4,586,549)       (6,267,651)     (6,095,166)
                 Payment of Preferred Dividends                         (191,090)       (191,090)         (254,786)       (254,786)
                 Construction Advances and Contributions-Net             265,417           1,424           676,168         138,283
                                                                    ------------    ------------      ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,975,302       1,362,886         2,579,558       2,656,887
                                                                    ------------    ------------      ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  112,926      (1,692,930)         (866,762)       (998,815)
                                                                    ------------    ------------      ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,497,154       5,169,772         3,476,842       4,475,657
                                                                    ------------    ------------      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,610,080    $  3,476,842      $  2,610,080    $  3,476,842
                                                                    ============    ============      ============    ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
         Cash Paid During the Period for:
                 Interest (net of amounts capitalized)              $  4,477,610    $  4,274,374      $  4,846,371    $  4,317,278
                 Income Taxes                                       $  1,972,792    $  1,101,450      $  2,852,792    $  2,507,800


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company. Southern Shores Water Company, LLC, acquired in August 2001, and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 2000 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and its cash flows for the periods ended September 30, 2001 and 2000. Information included in the Balance Sheet as of December 31, 2000, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Regulatory Matters

Base Rate Cases - The New Jersey Board of Public Utilities (BPU) approved an increase in base rates for the following companies:

                           Pinelands          Pinelands         Middlesex
                             Water            Wastewater          Water
                          -----------         ----------          -----

Effective Date           August 1, 2001     August 1, 2001     June 6, 2001

Percentage Increase         26.92%               11.81%                 8.10%

Revenue Increase         $ 86,000           $  104,000          $  3,300,000

Rate Base                $956,000           $1,471,000          $133,013,000

Return on Equity             10.5%                10.5%                 10.5%

Rate of Return                9.1%                 9.2%                 7.95%

Note 3 - Capitalization

Common Stock - During the three months ended September 30, 2001, 7,582 common shares ($0.3 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. Under the Company's Restricted Stock Plan, 2,450 common shares were returned and cancelled.

Long-term Debt - On November 8, 2001, the Company closed on a BPU approved $4.79 million, 20 year loan from the State of New Jersey and the New Jersey Environmental Infrastructure Trust (Trust) through the New Jersey State Revolving Fund (SRF). The SRF loan, which is secured by First Mortgage Bonds designated as Series BB and CC, is comprised of a $2.35 million, zero interest borrowing form the New Jersey Department of Environmental Protection Agency
(DEP) and a $2.44 million borrowing from the Trust, with the interest rate varying from 4.00% to 5.00 % depending on the maturity date. Final maturity for both series of Mortgage Bonds is August 1, 2021. The interest paid to bond holders is exempt from federal and New Jersey income taxes, but is subject to the Alternative Minimum Tax (AMT). The proceeds will be used to fund the 2003 and 2004 capital projects to clean and cement line previously unlined pipes and mains.

On November 8, 2001, Bayview closed on a BPU approved $1.6 million, 20 year SRF loan. The SRF loan, which is an unsecured promissory note guaranteed by Middlesex, is comprised of a $0.75 million, zero interest borrowing from the New Jersey Department of Environmental Protection Agency (DEP) and a $0.85 million borrowing from the Trust, with the interest rate varying from 4.00% to 5.00 % depending on the maturity date. Final maturity for both series of Mortgage Bonds is August 1, 2021. The interest paid to bond holders is exempt from federal and New Jersey incomes taxes, but is subject to the Alternative Minimum Tax (AMT). The proceeds will be used to fund the replacement of the 300 customer water distribution system in Fortesuce, New Jersey.

On September 17, 2001, Middlesex submitted a petition to the BPU for permission to redeem the $6.0 million, 7.25% Series R First Mortgage Bonds. Market conditions for long-term interest rates have made it attractive for the Company to refinance these bonds, which were originally issued through the New Jersey Economic Development Authority (EDA) and were scheduled to mature on July 1, 2021. The redemption, which will require a 2% or $120,000 call premium, will be accomplished by issuing a new series of First Mortgage Bonds through the EDA with an expected maturity date of January 1, 2031. A decision by the BPU is expected during the fourth quarter of 2001.

On August 31, 2001, Tidewater closed on a Delaware Public Service Commission
(PSC) approved Delaware SRF loan of $0.8 million, which is administered by the Delaware Department of Health and Social Services. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for five specific capital projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 4.22% on the outstanding principal amount. All unpaid principal and fees must be paid on or before December 31, 2022.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                             (In Thousands Except for per Share Amounts)
                                      Three Months Ended                 Nine Months Ended              Twelve Months Ended
                                        September 30,                      September 30,                    September 30,
                                        -------------                      -------------                    -------------
                                2001              2000              2001             2000            2001            2000
   Basic:                      Income   Shares   Income   Shares   Income  Shares   Income  Shares  Income  Shares  Income  Shares
   --------------------------------------------------------------------------------------------------------------------------------
   Net Income                   $2,374   5,068    $1,537   5,025   $5,175   5,061   $3,812   5,015  $6,668   5,057 $4,847   5,001
      Preferred Dividend           (64)              (64)            (191)            (191)           (255)          (255)
                                ------ -------   ------- -------   ------ -------   ------  ------ -------  ------ ------   -----
   Earnings Applicable
     to Common Stock            $2,310   5,068    $1,473   5,025   $4,984   5,061   $3,621   5,015  $6,413   5,057 $4,592   5,001

   Basic EPS                     $0.46            $ 0.29            $0.98            $0.72           $1.27          $0.92

   Diluted:
   --------------------------------------------------------------------------------------------------------------------------------
   Earnings Applicable
     to Common Stock            $2,310   5,068    $1,473   5,025   $4,984   5,061   $3,621   5,015  $6,413   5,057 $4,592   5,001
   $7.00 Series Dividend            26      89        26      89       78      89       78      89     104      89    104      89
   $8.00 Series Dividend            24      82        24      82       72      82       72      82      96      82     96      92
                                ------ -------    ------ -------   ------ -------   ------ -------  ------ ------- ------   -----
   Adjusted Earnings
     Applicable to
     Common Stock               $2,360   5,239    $1,523   5,196   $5,134   5,232   $3,771   5,186  $6,613   5,228 $4,792   5,182

   Diluted EPS                   $0.45             $0.29            $0.98            $0.72          $1.27           $0.92


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

                                  Three Months Ended             Nine Months Ended           Twelve  Months Ended
                                      September 30                  September 30                 September 30
Operations by Segments:           2001           2000           2001           2000           2001           2000
-----------------------------   ---------      ---------     ----------      ---------      ---------      --------
Revenues:
   Regulated                    $ 14,389       $ 12,656       $ 38,858       $ 36,235       $ 50,256       $ 46,902
   Non - Regulated                 1,685          1,740          5,132          5,217          6,794          7,171
Inter-segment Elimination             (9)            (9)           (27)           (27)           (36)           (36)
                                --------       --------       --------       --------       --------       --------
Consolidated Revenues           $ 16,065       $ 14,387       $ 43,963       $ 41,425       $ 57,014       $ 54,037
                                --------       --------       --------       --------       --------       --------

Operating Income:
   Regulated                    $  3,415       $  2,603       $  8,137       $  6,957       $ 10,705       $  8,758
   Non - Regulated                   117             92            274            317            371            639
Inter-segment Elimination           --             --             --             --             --             --
                                --------       --------       --------       --------       --------       --------
Consol. Operating Income        $  3,532       $  2,695       $  8,411       $  7,274       $ 11,076       $  9,397
                                --------       --------       --------       --------       --------       --------

Depreciation/Amortization:
   Regulated                    $  1,251       $  1,156       $  3,732       $  3,437       $  4,940       $  4,557
   Non - Regulated                    14             15             42             40             57             43
Inter-segment Elimination           --             --             --             --             --             --
                                --------       --------       --------       --------       --------       --------
Consolidated
Depreciation/Amortization       $  1,265       $  1,171       $  3,774       $  3,477       $  4,997       $  4,600
                                --------       --------       --------       --------       --------       --------

Other Income:
   Regulated                    $    542       $    287       $  1,396       $    891       $  1,789       $  1,339
   Non - Regulated                     4           --               59             (3)            65             (3)
Inter-segment Elimination           (478)          (174)          (933)          (655)        (1,201)          (995)
                                --------       --------       --------       --------       --------       --------
Consolidated Other Income       $     68       $    113       $    522       $    233       $    653       $    341
                                --------       --------       --------       --------       --------       --------

Interest Expense:
   Regulated                    $  1,439       $  1,437       $  4,397       $  4,145       $  5,899       $  5,471
   Non - Regulated                    14             25             42             69             28             97
Inter-segment Elimination           (227)          (192)          (681)          (519)          (867)          (678)
                                --------       --------       --------       --------       --------       --------
Consol. Interest Expense        $  1,226       $  1,270       $  3,758       $  3,695       $  5,060       $  4,890
                                --------       --------       --------       --------       --------       --------

Net Income:
   Regulated                    $  2,518       $  1,453       $  5,135       $  3,703       $  6,595       $  4,625
   Non - Regulated                   107             67            292            245            407            539
Inter-segment Elimination           (251)            17           (252)          (136)          (334)          (317)
                                --------       --------       --------       --------       --------       --------
Consolidated Net Income         $  2,374       $  1,537       $  5,175       $  3,812       $  6,668       $  4,847
                                --------       --------       --------       --------       --------       --------

Capital Expenditures:
   Regulated                    $  5,102       $  4,037       $  8,769       $  9,405       $ 12,430       $ 17,280
   Non - Regulated                    21              7             85            527            131            539
Inter-segment Elimination             --             --             --             --             --             --
                                --------       --------       --------       --------       --------       --------
Total Capital Expenditures      $  5,123       $  4,044       $  8,854       $  9,932       $ 12,561       $ 17,819
                                --------       --------       --------       --------       --------       --------

                                     As of              As of
                                     September 30,      December 31,
                                     2001               2000
Assets:
   Regulated                         $252,513           $236,923
   Non - Regulated                      3,334              3,034
Inter-segment Elimination             (29,690)           (20,557)
                                     -------------      -------------
Consolidated Assets                  $226,157           $219,400
                                     -------------      -------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2001

Operating revenues for the three months ended September 30, 2001 were up $1.7 million or 11.7% from the same period in 2000. Higher base rates in our New Jersey and Delaware service territories provided $1.4 million of the increase. Increased consumption, mostly in Delaware, generated the balance of the revenue increase.

Operating expenses increased $0.8 million or 7.2%. Operations and maintenance expenses increased $0.3 million or 3.3% over the prior period. Depreciation expense increased 8.0% over the same period from last year. Plant improvements of $12.0 million over the last twelve months plus an increase in the composite depreciation rate for our Delaware utility plant were the primary reasons for the increase of this expense.

Other taxes rose $0.2 million due to higher revenue related taxes. Federal income taxes rose 37.0%, reflecting a higher amount of current taxable income.

Other income fell less than $0.1 million due to lower Allowance for Funds Used During Construction (AFUDC).

Net income rebounded in the third quarter and increased by 54.4% to $2.4 million.

Results of Operations - Nine Months Ended September 30, 2001

Operating revenues for the nine months ended September 30, 2001 were up $2.5 million or 6.1% from the same period in 2000. Higher base rates in our New Jersey and Delaware service territories provided $1.7 million of the increase. Increased consumption in our Middlesex and Delaware service areas generated the balance of the revenue increase.

Operating expenses increased $1.4 million or 4.1% over the same period last year. Operations and maintenance expenses increased slightly over the prior period. Depreciation expense increased 8.5% over the same period from last year. Plant improvements of $11.0 million over the last twelve months plus an increase in the composite depreciation rate for our Delaware utility plant were the primary reasons for the increase of this expense.

Other taxes rose $0.3 million due to higher revenue related taxes.

Federal income taxes rose 23.1%, reflecting a higher amount of current taxable income.

Other income rose $0.3 million due to a one-time gain on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility.

Net income increased by 35.8% to $5.2 million.

Results of Operations - Twelve Months Ended September 30, 2001

Operating revenues for the twelve months ended September 30, 2001 were up $3.0 million to $57.0 million. Higher consumption in all our service territories provided $1.7 million of additional revenue. Rate increases accounted for $1.5 million. Service fees from our operations and maintenance contracts fell $0.4 million due to lower variable fees earned under the City of Perth Amboy contract. These variable fees are based upon consumption revenue growth, which failed to materialize due to unfavorable weather during the comparative period. The $0.2 million balance of the increase is the result of the customer growth in our Delaware service territory.

Operating expenses increased $1.3 million or 2.9%. Maintenance costs decreased by $0.2 million due to a lower number of cold weather related main breaks and a decreased number of emergency repairs at the Delaware mobile home parks systems acquired in January 2000. Depreciation expense increased $0.4 million or 8.6% as a result of the CJO Plant completion in July 1999, with a cost of approximately $35.0 million and other utility plant improvements of $28.3 million since September 30, 1999.

Other taxes increased by $0.3 million due to higher revenue related taxes. Federal income taxes rose $0.5 million or 20.0% as a result of the higher amount of taxable income.

Other income rose $0.3 million due to a one-time gain on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility.

Net income increased 37.6% to $6.7 million. Basic and diluted earnings per share jumped by 38.0% to $1.27%.

Capital Resources

The Company's capital program for 2001 is estimated to be $12.0 million and includes $6.6 million for water system additions and improvements for our Delaware systems and $0.8 million for expenditures on the upgrade to the CJO Plant. The capital program also includes $4.6 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.3 million for computer systems and $2.0 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. Most of the proceeds from those loans will be used in 2002 through 2004 with some minor expenditures in 2001. See Note 3 to the Consolidated Financial Statements. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $ 6.8 million have been incurred in the nine months ended September 30, 2001. The Company will also utilize short-term borrowings through $28.0 million of available lines of credit it has with three commercial banks for working capital purposes. At September 30, 2001, there was $11.7 million outstanding against the lines of credit.

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

The FASB issued SFAS No. 143, Assets Retirement Obligation, which the Company is required to adopt January 1, 2003. The Company is currently evaluating the effect of adopting these three new accounting pronouncements.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company will adopt on January 1, 2002. This Statement replaces SFAS No. 121, which had previously been adopted by Middlesex in 1996. As with SFAS No.121, the adoption of SFAS No. 144 is not expected to have a significant effect on our results of operations or cash flows.


Regulatory Matters

On April 10, 2001, Middlesex completed the purchase of the water utility assets and certain trade payables of Fortescue Realty Company. This transaction was effected with the creation of a wholly-owned subsidiary, Bayview Water Company. The first long-term objective for improving service to the 300 customers was to obtain low cost financing through the SRF to fund the replacement of the entire water distribution system. This plan calls for construction to begin in the fourth quarter of 2001. Because of the system replacement, significant rate relief will be required. The Company expects to file a rate increase on or about November 30, 2001.

The Delaware Public Service Commission (PSC) has approved the acquisition of the 2,200 customer Sea Colony, LLC water system. The acquisition cost for this system, which has been renamed as Southern Shores Water, LLC, was approximately $2.1 million. Because Tidewater has resolved its quality of service issues in Delaware, the PSC removed the 0.75% credit against the Company's allowed return on equity.

On November 13, 2001, Middlesex file a petition with the BPU requesting permission to institute a three-for-two stock split of its Middlesex Water Company no par value Common Stock. A decision is expected within six weeks.

Outlook

Middlesex and its subsidiaries continue to review operations for cost reductions, without sacrificing service to our customers. Higher revenues from the most recently approved rate increases for Middlesex and the two Pinelands cases should continue to help improve earnings over last year. A return to more typical weather patterns has increased revenues. Similarly, increased usage in Delaware has provided additional revenue as a result of the rate increase and restructured rates. The restructured rates now reflect a greater proportionate charge on the consumption component of the rate. Even with the recent rate increase in Delaware, we are earning less than half of the approved 9.14% rate of return. We are evaluating the timing of additional rate relief request in that jurisdiction. Our latest earnings projections for 2001 are between $1.22 and $1.26 per basic share.

Divestiture

As reported in its September 17, 2001 Form 8-K filing, Middlesex had been in negotiations to sell its Delaware water utility operation to Artesian Resources Corporation. Those negotiations have terminated without an agreement.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.3 million of the current portion of four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

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

Item 3.    Defaults upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits:                None.

           (b) Reports on Form 8-K:     Filed July 9, 2001.
                                        Filed September 17, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         MIDDLESEX WATER COMPANY
                                                (Registrant)



                                          /s/ A. Bruce O'Connor
                                         -----------------------------
Date: November 14, 2001                  A. Bruce O'Connor
                                         Vice President and Controller