Form 10-K
period 2001-12-31
MIDDLESEX WATER CO
filed 2002-03-29
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                               Commission File
For the Fiscal Year ended December 31, 2001                       No. 0-422
                          -----------------                       ---------

                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                          22-1114430
            ----------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1500 Ronson Road, Iselin, New Jersey                            08830-3020
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

                  YES    [ X ].                              NO    [  ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 15, 2002 was $177,847,191 based on the closing market price of $23.22 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at March 15, 2002
             -----                                -----------------------------
Common Stock, No par Value                                    7,659,224

                       Documents Incorporated by Reference
                       -----------------------------------

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 22, 2002 as to Part III.

                            MIDDLESEX WATER COMPANY
                                    FORM 10-K
                                      INDEX
                                                                          PAGE
                                                                          ----
PART I
Item 1.      Business:                                                       1
                General                                                      1
                Retail Sales                                                 1
                Contract Sales                                               2
                Contract Services                                            2
                Financial Information                                        3
                Water Supplies and Contracts                                 3
                Competition                                                  5
                Regulation                                                   5
                Regulation of Rates and Services                             5
                Water Quality and Environmental Regulations                  6
                Employees                                                    6
                Executive Officers of Middlesex Water Company                6
Item 2.      Properties                                                      8
Item 3.      Legal Proceedings                                               9
Item 4.      Submission of Matters to a Vote
                of Security Holders                                         10

PART II
Item 5.      Market for the Registrant's Common
                Equity and Related Stockholder Matters:                     10
                    Price Range of Common Stock
                    Approximate Number of Equity Security                   10
                        Holders as of December 31, 2001
                    Dividends
Item 6.      Selected Financial Data                                        11
Item 7.      Management's Discussion and Analysis of                        11
                Financial Condition and Results of Operations
Item 7a.     Qualitative and Quantitative Disclosure About
                Market Risk                                                 17
Item 8.      Financial Statements and Supplementary Data                    18
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                        18
PART III
Item 10.     Directors and Executive Officers of the Registrant             18
Item 11.     Executive Compensation                                         18
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management                                              18
Item 13.     Certain Relationships and Related Transactions                 18

PART IV
Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                         19

Signatures                                                                  41
Exhibit Index                                                            42-45

PART I

Item 1.    Business
           --------

Overview

Middlesex Water Company (together with its subsidiaries, the "Company") has operated as a water utility in New Jersey since 1897, and in Delaware, through its wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. The Company is in the business of collecting, treating and distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. The Company also operates a New Jersey municipal water and sewer system under contract. In addition, the Company provides wastewater services in New Jersey.

Prior to 1995, the Company provided water services to customers primarily located in eastern Middlesex County, New Jersey and New Castle, Kent and Sussex Counties in Delaware. In April 1995, the Company, through two wholly-owned New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company (jointly "Pinelands") completed an asset purchase of a 2,300-customer water utility and a 2,300-customer wastewater utility in Burlington County, New Jersey. In December 1998, the Company and another of its wholly-owned New Jersey subsidiaries, Utility Service Affiliates (Perth Amboy) Inc. ("USA-PA"), jointly entered into a twenty-year contract with the City of Perth Amboy, New Jersey to operate and maintain the City's 9,300-customer water and 9,300-customer wastewater system. See Contract Services below. In April 2001, the Company, through another of its wholly-owned New Jersey subsidiaries, Bayview Water Company, completed an asset purchase of a 300-customer water utility in Cumberland County, New Jersey. Most recently, in August 2001, the Company, through Tidewater, completed the acquisition of Southern Shores Water Company, L.L.C. (which formerly known as Sea Colony Water Company L.L.C.), a 2,100-customer system in Southern Delaware.

The Company (including each of its subsidiaries with the exception of Utility Service Affiliates, Inc. and USA-PA) is regulated as to rates charged to customers for water and wastewater services, as to the quality of water provided and as to other matters. The operating results of the Company are materially affected by the timing and amount of rate increases approved by the regulatory authorities to offset the cost of capital and increasing costs of operation and construction.

The Company's principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830 (telephone (732) 634-1500).

                                  Retail Sales
                                  ------------

Retail sales produced approximately 72% of the Company's total revenue in 2001.

Middlesex System:

The Company's Middlesex System provides water services to retail customers primarily in eastern Middlesex County, New Jersey and, as described below, also provides water under contract, on a wholesale basis. See Contract Sales below. The Middlesex System, through its retail and contract sales operations, produced approximately 75% of the Company's total revenue in 2001. Water services are currently furnished to approximately 57,000 retail customers located in an area of approximately 55 square miles of New Jersey in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well-developed areas of central New Jersey.

Pinelands System:

The Company's Pinelands System, which produced approximately 2% of the Company's total revenue in 2001, currently provides water and wastewater services to approximately 2,300 retail customers in Burlington County, New Jersey.

Bayview System:

The Company's  newly-acquired Bayview System, which produced less than 1% of the
Company's  total  revenue  in  2001,   currently   provides  water  services  to
approximately 300 retail customers in Cumberland County, New Jersey.

Tidewater System:

The  Company's  Tidewater  System,  which  produced  approximately  10%  of  the
Company's total revenue in 2001, currently provides water services to approximately 19,000 (including Southern Shores) retail customers for domestic, commercial and fire protection purposes in over 150 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

                                 Contract Sales
                                 --------------

Contract sales produced approximately 15% of the Company's total revenue in 2001.

As alluded to above, the Company's Middlesex System also provides water on a wholesale basis in New Jersey to the Township of Edison (Edison), the Borough of Highland Park (Highland Park), the Old Bridge Municipal Utilities Authority (Old Bridge), the Borough of Sayreville (Sayreville) and the Marlboro Township Municipal Utilities Authority (Marlboro). Under special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick (East Brunswick). These municipal contract customers comprise an area of approximately 141 square miles and have a total population of approximately 267,000. The contract sales to Edison, Old Bridge, Sayreville and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to the South River Basin area of the State to permit a reduced use of ground water in this area. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro, Old Bridge and Sayreville consistent with the State approved plan.

                                Contract Services
                                -----------------

Contract services produced approximately 12% of the Company's total revenue in 2001.

Since January 1, 1999, USA-PA, along with Middlesex Water Company, has operated and maintained the City of Perth Amboy's water system and wastewater system under a 20-year contract. Middlesex Water Company has guaranteed the performance of USA-PA under the contract. USA-PA is paid a fixed fee and a variable fee based on increased system billings. Pursuant to the contract, fixed fee payments to USA-PA were $7.1 million in 2001 and will increase to $9.7 million by year
20. The agreement also requires USA-PA to lease from Perth Amboy all of Perth Amboy's employees who work on Perth Amboy's water system or wastewater system. In connection with the agreement, Perth Amboy, through the Middlesex County
Improvement Authority, issued $68.0 million in three series of bonds. One of those series of bonds, in the principal amount of $26.3 million, was guaranteed by the Company. Perth Amboy guaranteed the two other series of bonds. USA-PA entered into a subcontract with a wastewater contracting firm for the operation and maintenance of Perth Amboy's wastewater system. USA-PA subleases to the subcontractor those Perth Amboy employees who work on Perth Amboy's wastewater system.

In May 1995, USA and Middlesex Water Company entered into two contracts with the City of South Amboy (South Amboy) to operate, manage and maintain the city's 2,600-customer water system and to provide water to city on a wholesale basis. In December 1999, the Company and South Amboy entered into a franchise agreement to provide water service and install water system facilities in South Amboy. Following the execution of the franchise agreement, all that survived of the original 1995 contracts was a management services contract, which was extended through 2045. However, in consideration for the franchise agreement, the Company forgave certain advances made by USA to South Amboy at the commencement of the management services contract and eliminated the fixed fee revenues that were to be recognized under such contract in lieu of revenues that were to be derived from providing water to South Amboy's 2,600 customers.

Financial Information

Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                                   (000's)
                                                          Years Ended December 31,
                                                          ------------------------
                                              2001                 2000                 1999
        Operating Revenues                  $59,638               $54,477              $53,497
                                            =======               =======              =======
        Operating Income                    $11,493               $ 9,938              $10,665
                                            =======               =======              =======

         Operating revenues were earned from the following sources:

                                                         Years Ended December 31,
                                                         ------------------------
                                                  2001             2000              1999

             Residential                          38.4%            37.9%             36.9%
             Commercial                           10.2             10.4              10.2
             Industrial                           12.6             13.1              12.1
             Fire Protection                      10.4             10.7              10.2
             Contract Sales                       14.8             14.3              15.6
             Contract Operations                  12.2             12.6              14.0
             Other                                 1.4              1.0               1.0
                                                 -----            -----             -----

                  TOTAL                          100.0%           100.0%            100.0%
                                                 -----            -----             -----

                          Water Supplies and Contracts
                          ----------------------------

The Company's water utility plant consists of source of supply, pumping, water treatment, transmission, distribution and general facilities located in New Jersey and Delaware. The Company's New Jersey and Delaware water supply systems are physically separate and are not interconnected. In addition, the Pinelands System and Bayview System are not interconnected to the Middlesex System or each other. In the opinion of management, the Company has adequate sources of water supply to meet the current and anticipated future service requirements of its present customers in New Jersey and Delaware.

Middlesex System:

The Company's Middlesex System obtains water from both surface and groundwater sources. In 2001, surface sources of water provided approximately 72% of the Middlesex System's water supply, groundwater from wells provided approximately 21% and the balance of 7% was purchased from Elizabethtown Water Company (Elizabethtown), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day
(mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 5 mgd renewed through April 30, 2002. The Company also has an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

The Company's Middlesex System also derives water from groundwater sources equipped with electric motor-driven deep-well turbine type pumps. The Middlesex System has 31 wells, which provide a pump capacity of approximately 27 mgd.

The Middlesex System's groundwater sources are:

                                                       2001
                                                   Maximum Use
                                   No.of         Per Day Pumpage               Pump
              Source               Wells      (millions of gallons)      Capacity (mgd)              Location
              ------               -----      ---------------------      --------------              --------
    Park Avenue                      15                8.8                     15.2           South Plainfield
    Tingley Lane North                4                1.9                      2.8           Edison
    Tingley Lane South                5                1.9                      2.6           Edison
    Spring Lake                       4                0.8                      2.8           South Plainfield
    Sprague Avenue #1                 1                1.1                      1.1           South Plainfield
    Sprague Avenue #2                 1                1.3                      1.3           South Plainfield
    Maple Avenue                      1                0.8                      0.9           South Plainfield
                                    ---
         Total                       31

Pinelands System:

The Pinelands System obtains its water supply from four (4) wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven, deep well turbine pumps and one is equipped with an electric motor driven submersible pump. Treatment (disinfection only) is done at individual well sites. Water production in 2001 amounted to 217 million gallons (mg)

The Pinelands System's groundwater sources are:

                                                       2001
                                                   Maximum Use
                                 No. of          Per Day Pumpage                Pump
              Source               Wells    (millions of gallons)          Capacity (mgd)            Location
              ------               -----    ---------------------          --------------            --------
    Leisuretowne / Hampton                                                                    Southampton Township
    Lakes                            4                 2.0                      2.2

The Pinelands wastewater system discharges into the south branch of the Rancocas Creek through a tertiary treatment plant. The total capacity of the plant is 0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid NJPDES permit issued by the New Jersey Department of Environmental Protection (DEP).

Bayview System:

Water Supply to Bayview customers is derived from two wells, which provided an overall system delivery of 10 mg in 2001. Each well has treatment facilities. Bayview is currently replacing its entire distribution system with approximately 16,000 feet of mains, valves and hydrants.

Tidewater System:

Water supply to Delaware customers is derived from Tidewater's 180 wells, which provided overall system delivery of 1,025 mg during 2001 (such figures include Southern Shores, which was acquired in late August 2001). The Tidewater System does not have a central treatment facility. Several of its water systems in Sussex County and New Castle County have interconnected transmission systems. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration.

Competition
-----------

The business of the Company in its franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities; however, its ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the Delaware Public Service Commission's (PSC) awarding franchises to other regulated water purveyors.

Regulation
----------

The Company is subject to regulation as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within those states and with respect to environmental and water quality matters. The Company is also subject to regulation as to environmental and water quality matters by the United States Environmental Protection Agency ("EPA"). In addition, the issuance of securities by the Company, including the Bonds issued herewith, is subject to the prior approval of the New Jersey Board of Public Utilities (BPU).

Regulation of Rates and Services
--------------------------------

The Company's New Jersey operations are subject to regulation by the BPU. Similarly, the Company's Delaware operations are subject to regulation by the PSC. These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. The Company, for ratemaking purposes, accounts separately for each of its operations in New Jersey and in Delaware so as to facilitate independent ratemaking by the BPU for its New Jersey operations and the PSC for its Delaware operations.

In determining rates for the Company, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on that property, each within its separate jurisdiction. Rate determinations by the BPU do not guarantee particular rates of return to the Company for its New Jersey operations nor do rate determinations by the PSC guarantee particular rates of return for Tidewater's Delaware operations. Thus, the Company may not achieve the rates of return permitted by the BPU or the PSC.

Water Quality and Environmental Regulations
-------------------------------------------

Both the EPA and the DEP regulate the Company's operation in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, the Delaware Department of Natural Resources and Environmental Control (DNREC), and the Delaware Department of Health with respect to operations in Delaware.

Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to insure that its water meets State and Federal water quality requirements.

In addition, the environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as by-products of treatment. The Company, as do many other water companies, participates in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to implement such reduction. The Company believes the CJO Plant capabilities puts the Company in a strong position to meet any such future standards with regard to its Middlesex System. The Company uses regular testing of the Company's water to determine compliance with existing Federal, New Jersey and Delaware primary water quality standards.

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

Employees
---------

As of December 31, 2001, we had a total of 139 employees in New Jersey, and a total of 45 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

Executive Officers of Middlesex Water Company
---------------------------------------------

Walter J. Brady - age 60; Senior Vice President-Administration; term expires May 2002. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, Vice President-Administration in 1989 and Senior Vice President of Administration in 1998. He serves as Plan Administrator of the Pension Plan. He is a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc., and Vice President Administration and Director of Utility Service Affiliates (Perth Amboy) Inc.

A. Bruce O'Connor - age 43; Vice President and Controller; term expires May 2002. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He assumed the designated title of Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer of White Marsh Environmental Systems, Inc., and Utility Service Affiliates, Inc., Vice President and Treasurer and Director of Tidewater Utilities, Inc., Pinelands Water Company and Pinelands Wastewater Company and Vice President Finance and Treasurer of Utility Service Affiliates (Perth Amboy) Inc.

Marion F. Reynolds - age 62; Vice President, Secretary and Treasurer; term expires May 2002. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc. White Marsh Environmental Systems, Inc. and Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company and Secretary and a Director of Utility Service Affiliates, Inc.

Dennis G. Sullivan - age 60; President and General Counsel; term expires May 2002. Mr. Sullivan has been a Director of Middlesex since October 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He is Assistant Secretary and Assistant Treasurer and a Director of Tidewater Utilities, Inc., Director of White Marsh Environmental Systems, Inc., Chairman and Director of Pinelands Water Company and Pinelands Wastewater Company, and Director of Utility Service Affiliates, Inc., and of Utility Service Affiliates (Perth Amboy) Inc.

J. Richard Tompkins - age 63; Chairman of the Board; term expires May 2002. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and President and Director of Tidewater Utilities, Inc., Chairman and Director of White Marsh Environmental Systems, Inc., Pinelands Water Company and
Pinelands Wastewater Company; and Director and President of Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc. He is also a Director of New Jersey Utilities Association and Raritan Bay Healthcare Foundation.

Ronald F. Williams - age 53; Vice President-Operations; term expires May 2002. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is Director and Vice President of Utility Service Affiliates, Inc., and Director and Vice President-Operations of Utility Service Affiliates (Perth Amboy) Inc.

Item 2.    Properties
           ----------

The water utility plant of the Company's systems consists of source of supply, pumping, water treatment, transmission and distribution and general facilities.

Middlesex System:

Middlesex System's principal source of surface supply is the D&R Canal owned by the State of New Jersey and operated as a water resource by the NJWSA.

Water is withdrawn from the D&R Canal at New Brunswick, New Jersey through the Company's intake and pumping station located on State-owned land bordering the Canal. It is transported through a 54-inch supply main for treatment and distribution at the Company's Carl J. Olsen Water Treatment Plant ("CJO Plant") in Edison, New Jersey, which has been in service since 1969. Facilities at the CJO Plant consist of source of supply, pumping, water treatment, transmission, storage, laboratory and general facilities. The Company is completing the construction of the upgrade and expansion of the CJO Plant, begun in 1997, at project cost of $37.0 million. The Company monitors water quality at the CJO Plant, at each well field and throughout the distribution system to determine that federal and state water quality standards are met. See "Water Quality and Environmental Regulations."

The design capacity of the intake and pumping station in New Brunswick, New Jersey, and the raw water supply main located there is 80 mgd. The four electric motor-driven vertical turbine pumps presently installed have an aggregate design capacity of 82 mgd. The design capacity of the Company's raw water supply main is 55 mgd. Associated facilities are the 4,900 feet of 54-inch reinforced concrete water main connecting the intake and pumping station with the CJO Plant, 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to the Company's distribution pipe network, and related storage pumping, control, laboratory and other facilities. The Company also has a 58,600 foot transmission main, a 38,800 foot transmission main, and a long term non-exclusive "wheeling agreement" with the East Brunswick system, all used to transport water to several of the Company's contract customers.

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

Middlesex System's storage facilities consist of a 10 mg reservoir at the CJO Plant, 5 mg and 2 mg reservoirs in Edison (Grandview), a 5 mg reservoir in Carteret (Eborn) and a 2 mg reservoir at the Park Avenue Well Field.

The Company owns the properties in New Jersey on which Middlesex System's 31 wells are located. The Company also owns its two-building headquarters complex at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two-story office building and a 16,500 square foot maintenance facility.

Main Cleaning and Lining Program (RENEW)

The Company has a RENEW Program in the Middlesex System to rehabilitate sections of the distribution system which contain unlined mains. These sections are generally in the older areas of the system. The rehabilitation includes the cleaning and lining of unlined cast iron mains; the replacement and/or upgrading of some selected mains; and the replacement of valves and hydrants. In the Middlesex System, there are approximately 150 miles of unlined mains of the total 730 miles. Since the RENEW Program was initiated in 1995, 40.1 miles of mains have been rehabilitated.

Pinelands System:

Pinelands Water owns the well site properties, which are located in Southampton Township, New Jersey. Pinelands Wastewater owns a 12-acre site on which its 0.5 mgd capacity tertiary treatment plant is located. Pinelands Water storage facility is a 1.2 mg standpipe.

Bayview System:

Bayview owns two well site properties, which are located in Cumberland County, New Jersey.

Tidewater System:

Tidewater's storage facilities include 30 ground level storage tanks with the following capacities; 21 - 30,000 gallons, 2 - 25,000 gallons, 3 - 125,000 gallons, 1 - 132,000 gallons, 1 - 80,000 gallons, 1 - 35,000 gallons, 1 - 85,000 gallons. Tidewater also has two elevated storage tanks with capacities of 300,000 and 350,000 gallons.

The Company's Delaware operations are managed from Tidewater's leased offices in Odessa, Delaware and Millsboro, Delaware. Tidewater's Odessa office property, located on property owned by White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater, consists of a 2,400 square foot building situated on a one (1) acre lot. White Marsh owns two future office sites. A ten-acre site located in Dover is intended to be the future location of Tidewater's primary business office. The Company is exploring several options for the other future office site and the existing Odessa property.

Item 3.    Legal Proceedings
           -----------------

A motel in the Company's Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against the Company. The Company has substantial insurance coverage, which the Company believes will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, the Company believes that the final resolution will not have a significant effect on its financial condition or results of operations.

The Company has been notified of a potential claim in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established. Management is unable to determine the outcome of the litigation and its impact on the financial conditions or results of operations.

A claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. At this time, management is unable to determine the impact, if any, on the financial statements.

A claim has been made by multiple plaintiffs for damages resulting from personal injury, including death, and property damage alleged to have been caused by the delivery in Delaware of inadequate quality water and related claims. While the Company has little detail about the claim at this time, the Company has substantial insurance coverage, which it believes will be sufficient for all claims in this matter other than for punitive damages.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
None.

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             -----------------------------------------------------------------
             Matters Price Range of Common Stock
             -----------------------------------

The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

            2001                          High                         Low                       Dividend
            ----                          ----                         ---                       --------

First Quarter                            $22.6667                    $19.5833                    $20.6667
Second Quarter                            24.9667                     20.0000                     20.6667
Third Quarter                             22.8267                     20.6667                     20.6667
Fourth Quarter                            22.9667                     20.9667                     21.0000

            2000                          High                         Low                       Dividend
            ----                          ----                         ---                       --------

First Quarter                            $21.3333                    $16.6667                     $20.0333
Second Quarter                            19.8333                     18.1667                      20.0333
Third Quarter                             20.0000                     17.9583                      20.0333
Fourth Quarter                            22.6250                     18.0000                      20.6667

Approximate Number of Equity Security Holders as of December 31, 2001
---------------------------------------------------------------------

                                                                                         Number of
                                    Title of Class                                     Record Holders
                                    --------------                                     --------------
             Common Stock, No Par Value                                                    2,051
             Cumulative Preferred Stock, No Par Value:
                  $7.00     Series                                                            15
                  $4.75     Series                                                             1
             Cumulative Convertible Preferred Stock, No Par Value:
                  $7.00     Series                                                             4
                  $8.00     Series                                                             3

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

Item 6.      Selected Financial Data
             -----------------------

Consolidated Selected Financial Data, page 20.

Item 7.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The Company's policy is to maintain its books and records in accordance with accounting principles generally accepted in the United States of America. Companies in the Consolidated group that account for 88% of Operating Revenues and 99% of Total Assets are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB) accounting pronouncement, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For the Effects of Certain Types of Regulation." The companies and accounting policies referred to herein are defined in Note 1 - Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's actual capital expenditures for 1999, 2000 and 2001 and projected requirements through 2004 are detailed as follows:

                                                                (Millions of Dollars)
                                    1999          2000         2001         2002         2003       2004
                                  --------     --------      --------      -------      -------     -------
CJO Plant                         $   12.0     $    1.2     $     0.3      $   1.6      $   2.9    $    7.5
Delaware Systems                       3.1          4.9           5.3         12.6          6.0         6.0
RENEW Program                          2.1          3.1             -          2.5          2.5         2.5
Scheduled Upgrades to
  Existing Systems                     7.3          4.3           4.0          6.5          4.1         6.1
                                  --------     --------      --------      -------      -------     -------
Total                             $   24.5     $   13.5      $    9.6      $  23.2      $  15.5     $  22.1
                                  ========     ========      ========      =======      =======     =======

The Company plans to finance its future capital program with a combination of internal funds from Middlesex, long-term debt financing and common equity. First, the Company expects that its cash flow from operations will be greater in 2002 than in 2001. As more fully described in the Regulatory section, Middlesex and the Pinelands Companies will have increased base rates for a full year. Rate relief has been filed for our Tidewater and Bayview systems with an increase expected as early as late March 2002.

There is $2.2 million of funds remaining to be spent for the RENEW Program, which is our program to clean and cement line unlined mains in the Middlesex System. There is a total of approximately 150 miles of unlined mains in the 730-mile Middlesex System. These funds were borrowed in 1999 through the New Jersey State Revolving Fund (SRF). SRF financings are for a maximum period of twenty years with sinking fund requirements. Bayview borrowed $1.6 million under the SRF Program in November 2001. Proceeds from this financing will be used to replace the existing 300 customer water distribution system in Fortescue, New Jersey in 2002. Tidewater closed on a Delaware SRF loan of $0.8 million in August 2001. The Delaware SRF Program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for five specific capital projects. Tidewater expects to utilize the full amount in 2002.

The Board of Directors approved a 5% discount on shares of common stock sold to participants of its Dividend Reinvestment and Common Stock Purchase Plan (DRP). Purchases and dividends reinvested through the DRP between March 1 and August 1, 2002 inclusive will be at the discounted price. Previous discount periods have provided $1.0 million in addition to the normal purchases and reinvestments of $1.1 million received through the DRP.

Any remaining financing required for the 2002 capital program will probably be in the form of short-term borrowings against the $28.0 million in total lines of credit available with three commercial banks. At December 31, 2001, we had $13.2 million of loans outstanding against those lines of credit.

In November 2001, Middlesex issued $4.8 million of First Mortgage Bonds through the SRF, which will fund the 2003 and 2004 RENEW Programs. On February 6, 2002, Middlesex issued its $6.0 million, 5.10%, Series DD First Mortgage Bonds. The proceeds will be used to redeem and retire the $6.0 million, 7.25%, Series R First Mortgage Bonds in early March 2002.

Bayview expects to file in 2002 for $0.5 million of SRF loans to fund the construction of water storage and fire protection facilities, with construction scheduled for early 2003. Tidewater is evaluating its capital program for additional projects that may qualify for funding under the Delaware SRF. During 2002, Middlesex expects to file a new loan application with the New Jersey Economic Development Authority (EDA). The EDA's program allows the applicant to submit a five-year projected capital program. Unlike the SRF Program, the EDA allows for projects that are for system growth. In addition, the terms of borrowing through the EDA have been for up to forty years with no sinking fund requirements for water utility property.

The level of response from our shareholders to the DRP 5% discount will provide management with information on how to maintain its capitalization ratios so that debt represents on average 55% of the total capitalization ratio.

With the First Mortgage Bonds issued in November, the Company has twelve series of First Mortgage Bonds outstanding in the aggregate principal amount of $83.6 million as of December 31, 2001. The First Mortgage Bonds have been issued under and secured by a mortgage indenture and supplements thereto, which constitute a direct first mortgage lien upon substantially all of the property of Middlesex. Tidewater borrowed funds under a $3.5 million, 8.05%, Amortizing Secured Note due December 20, 2021.

Approximately $3.3 million was outstanding under that note as of December 31, 2001. The Bayview bonds issued in November are unsecured, but guaranteed by Middlesex.

Results of Operations
2001 Compared to 2000

Operating revenues grew to $59.6 million from $54.5 million amounting to a 9.36% increase. Favorable weather patterns resulted in higher consumption in our New Jersey service areas and provided $2.1 million of additional revenues. Delaware enjoyed both favorable weather patterns and customer growth of 24%, which accounted for its revenue increase of $1.1 million. Rate increases, primarily in New Jersey, accounted for $2.0 million.

Total operating expenses rose 8.1% or $3.6 million over 2000. Under operations expenses, purchased water increased by $0.2 million, due to higher sales in the Middlesex System. Employee labor and benefits rose $0.4 million and rate case expenses were $0.2 million higher than last year. Business insurances increased by $0.2 million. Maintenance increased by almost $0.2 million with almost 40% of the increase attributable to the two new systems, Southern Shores and Bayview, acquired in 2001.

Depreciation expense increased by almost 7.5% or less than $0.4 million. In addition to the increase to Utility Plant of $9.7 million during the year, an increase in the Delaware Public Service Commission (PSC) approved composite depreciation rate for Tidewater were the primary reasons for the increase of this expense category.

Increases in real estate taxes of almost $0.2 million and gross receipts and franchise taxes on higher sales for Middlesex of $0.4 million accounted for much of the variance in other taxes. Federal income taxes grew by $1.1 million as net income rebounded by 31% compared to 2000. Other income jumped 38% as a result of a one-time land sale gain by a small investor-owned water utility in Southern Delaware. Middlesex is a 23% equity owner of that water utility.

Rate relief in New Jersey, customer growth in Delaware and the return of more typical spring and summer weather patterns to both regions, fueled higher revenues and the resulting increased net income.

Results of Operations
2000 Compared to 1999

Operating revenues were up $1.0 million, which amounts to 1.8% over 1999. Unusually mild and wet summer weather in New Jersey and Delaware caused system-wide demand to be below average consumption. New Jersey revenue growth of $1.9 million, due to rate increases, was offset by lower consumption revenues of $1.4 million.

Our Delaware customer base grew to 15,700, which was the primary reason for the $0.7 million increase in revenues in that system. A significant portion of the customer growth represents the acquisition of twelve mobile home park water systems. The small net 2.67% rate increase granted by the PSC was negated by the below average customer consumption. In an amended base rate filing, Tidewater had requested a 21.2% rate increase.

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

The increase in total interest charges of $0.3 million represents a full-year impact of the First Mortgage Bonds issued during 1999, plus an increase in short-term bank borrowings of $4.0 million.

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

Regulatory Matters

On January 25, 2002, Tidewater filed for a 24.0% or $1.5 million phased-in rate increase. Although the financial information submitted in its petition supports a 30.8% increase, Tidewater has requested the lower amount and a three-phase increase in an attempt to reduce potential rate shock to its customers. The first phase increase of 8.0% would be implemented under the interim rate rules on or about March 29, 2002. Under the assumption the full rate increase request of 24.0% is approved by the PSC, the second phase of 7.41% would be implemented upon the issuance of the PSC Order and the final phase of 6.9% would be placed into effect by the end of March 2003.

The primary reasons driving the need for rate relief is an increase in the calculated rate base since the last rate case of $11.3 million or 88.8% and higher operations and maintenance expenses, particularly for water treatment and production.

Bayview filed for a 123% or $0.1 million base rate increase with the Board of Public Utilities (BPU) on December 13, 2001. This rate increase is needed to support the cost for replacement of the entire water distribution system in Fortescue, New Jersey. Middlesex had operated this 300-customer system as an interim custodial receiver from September 1997, until it was purchased on April 9, 2001.

The Bayview rate case has been assigned to the Office of Administrative Law, and a public hearing has been scheduled for early March 2002. Because of the limited number of issues in the case, the Company believes that a decision may be rendered in the second quarter of 2002.

Tidewater completed the PSC approved acquisition and assignment of all of the membership interest in Sea Colony Water Company, LLC, a 2,200 customer water system located in Sussex County, Delaware, for $2.1 million on August 24, 2001. Included in the approval was authorization to maintain the existing rate tariff under which Sea Colony customers are billed for water service. The name of the entity was changed to Southern Shores Water Company.

Three base rate increase petitions were approved by the BPU.

                                                                 Pinelands               Pinelands
                                      Middlesex                     Water                Wastewater
                                      ---------                     -----                ----------
Date Approved                       June 6, 2001              August 1, 2001            August 1, 2001
Amount                              $3.3 million               $0.1 million              $0.1 million
% Increase                             8.10%                      26.92%                    11.81%
Return on Equity                      10.50%                      10.50%                    10.50%
Rate of Return                         7.95%                       9.10%                     9.20%
Last Increase                       May 13, 1999              January 23, 1999         January 23, 1999

The increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex System also contributed to the rate request. The last base rate increase for Middlesex was in May 1999, when the BPU approved an 11.5% or $4.3 million increase. The last base rate increase for the Pinelands Companies was in January 1999 and represented the final stage of a three-phase implementation. The first increase was effective January 23, 1997.

Tidewater was granted a 2.67% rate increase in December 2000. Included in the PSC Order approving the increase was a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. Upon receipt of satisfactory evidence that Tidewater had resolved the quality issues that arose during the course of that rate proceeding, the PSC removed the credit on August 23, 2001. This will result in additional annual revenues of less than $0.1 million for Tidewater.

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a 20-year contract. The final year of the contract is 2018.

Perth Amboy has a population of 40,000 and has approximately 9,300 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Fixed fee payments began at $6.4 million in the first year and will increase over the term of the 20-year contract to $9.7 million. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. The Company guaranteed one of those series of bonds in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

In 1999, Middlesex implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy was approved by the BPU. The implementation of the franchise agreement had significantly impacted two existing agreements entered into by the parties.

The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues earned from providing water to South Amboy's 2,600 customers.

Accounting Standards

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The adoption of this Statement on January 1, 2001, had no impact on the financial statements. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16. SFAS No. 141 will require business combinations entered into after June 30, 2001, to be accounted for using the purchase method of accounting. Adoption of this Statement had no impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company did not identify any impairment issues. Discontinuation of amortization of goodwill had an immaterial effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this Statement will have no impact on the Company's financial statements.

The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company has adopted on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on our results of operations or cash flows.

Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The

Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.4 million of the current portion of three existing long-term debt instruments will mature. Combining this amount with the $13.2 million in short-term debt outstanding at December 31, 2001, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.


Outlook

Revenues are expected to continue to grow in 2002. The full impact of the Middlesex and Pinelands rate increases approved in 2001 and the phased-in rate relief in Delaware should provide additional revenues. Anticipated customer growth in Delaware should enhance earnings. The Company continues to explore viable plans to streamline operations and reduce costs, particularly in Delaware where customer growth continues to exceed industry averages. Part of the challenge is that our Delaware operations are a combination of over 70 stand-alone distribution systems, 115 water treatment plants and 180 wells serving more than 150 communities. Earnings from nonregulated operations are expected to remain constant.

The mid-Atlantic region of the country is experiencing below normal rainfall. For the second time in three years, the potential exists for drought-related water restrictions in our New Jersey service territories. The State of New Jersey has issued a state-wide drought emergency, which has put in place certain outdoor water use restrictions. The state is divided into six drought regions. The Central Drought Region, which is where Middlesex service territory is located, and the Northern Coastal Drought Region, which is where one of Middlesex large contract sales customer is located, is covered by less restrictive guidelines than the rest of the state. These restrictions will affect sales and earnings. Continued below normal levels of precipitation could cause the Department of Environmental Protection to increase water usage restrictions throughout the state, which could also affect sales and earnings.

Although no restrictions are in place in our Delaware service territories, the State of Delaware has issued a drought warning requesting that residents to voluntarily take steps to reduce their current levels of usage. Although it is a state-wide warning, the emphasis is for New Castle County residents. Less than ten percent of our Delaware customers are located in that County.

Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. Opportunities in both the regulated and nonregulated sectors that are financially sound, complement existing operations and increase shareholder value will be pursued. We are currently pursuing opportunities in New Jersey and Delaware, which could significantly increase our customer base.

Forward-Looking Statements

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

Item 7a. Qualitative and Quantitative Disclosure About Market Risk
         ---------------------------------------------------------


This information is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 16.



Item 8.      Financial Statements and Supplementary Data
             -------------------------------------------

Index to Consolidated Financial Statements and Supplementary Financial Data:

Consolidated Balance Sheet at December 31, 2001 and 2000, Pages  21-22.

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999, Page 23.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2001 and 2000, Page 24.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999, Page 25.

Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000 and 1999, Page 26.

Notes to Consolidated Financial Statements, Pages 27-39.

Independent Auditors' Report, Page 40.

Item 9.      Changes in and Disagreements with Accountants on Accounting
             -----------------------------------------------------------
                 and Financial Disclosures
                 -------------------------

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part 1 of this Form 10-K.

Item 11.     Executive Compensation
             ----------------------

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners
             -----------------------------------------------
                and Management
                --------------

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

(a)  1.      The following Financial Statements and supplementary data are included in Part II, Item 8:


             Management's Discussion and Analysis, Pages 11-17.

             Consolidated Balance Sheets at December 31, 2001 and 2000, Pages 21-22.

             Consolidated Statements of Income for each of the three years in the period ended December 31, 2001, 2000 and 1999, Page 23.

             Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2001, and 2000, Page 24.

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, 2000 and 1999, Page 25.

             Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 2001, 2000 and 1999, Page 26.

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
                      --------

             See Exhibit listing on Pages 42- 45.

             (b)      Reports on Form 8-K
                      -------------------

             Filed:  December 27, 2001


CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                              2001          2000           1999           1998           1997
---------------------------------------------------------------------------------------------------------------
Operating Revenues                       $   59,638     $   54,477     $   53,497     $   43,058     $   40,294
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance                31,740         30,269         28,887         21,523         19,513
   Depreciation                               5,051          4,701          3,885          3,285          3,071
   Other Taxes                                7,640          6,932          6,871          6,102          5,782
   Income Taxes                               3,714          2,637          3,189          2,999          3,135
---------------------------------------------------------------------------------------------------------------
      Total Operating Expenses               48,145         44,539         42,832         33,909         31,501
---------------------------------------------------------------------------------------------------------------
Operating Income                             11,493          9,938         10,665          9,149          8,793
Other Income                                    503            364          1,911          1,795            405
---------------------------------------------------------------------------------------------------------------
      Income Before Interest Charges         11,996         10,302         12,576         10,944          9,198
---------------------------------------------------------------------------------------------------------------
Interest Charges                              5,043          4,997          4,695          4,423          3,337
---------------------------------------------------------------------------------------------------------------
      Net Income                              6,953          5,305          7,881          6,521          5,861
Preferred Stock Dividend                        255            255            301            319            226
---------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock      $    6,698     $    5,050     $    7,580     $    6,202     $    5,635
---------------------------------------------------------------------------------------------------------------
Earnings per Share:*
      Basic                              $     0.88     $     0.67     $     1.03     $     0.95     $     0.89
      Diluted                            $     0.88     $     0.67     $     1.01     $     0.94     $     0.89
Average Shares Outstanding:*
      Basic                               7,598,181      7,533,222      7,390,340      6,530,819      6,352,623
      Diluted                             7,855,536      7,790,577      7,722,229      6,870,458      6,573,518
Dividends Declared and Paid*             $     0.83     $     0.82     $     0.79     $     0.77     $     0.75
Total Assets                             $  236,373     $  219,400     $  215,036     $  203,501     $  159,761
Convertible Preferred Stock              $    2,961     $    2,961     $    2,961     $    3,894     $    3,894
Long-term Debt                           $   88,140     $   82,109     $   82,330     $   78,032     $   52,918
---------------------------------------------------------------------------------------------------------------

*All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.


MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
ASSETS                                                                                         December 31,
                                                                                      2001                    2000
------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT:             Water Production                                       $ 69,636,415             $ 69,363,626
                           Transmission and Distribution                           145,409,761              136,545,596
                           General                                                  20,797,621               20,189,182
                           Construction Work in Progress                             3,890,406                1,036,498
                           ---------------------------------------------------------------------------------------------
                                TOTAL                                              239,734,203              227,134,902
                           Less Accumulated Depreciation                            43,670,744               38,856,591
                           ---------------------------------------------------------------------------------------------
                                UTILITY PLANT - NET                                196,063,459              188,278,311
                           ---------------------------------------------------------------------------------------------
                           NONUTILITY ASSETS - NET                                   2,996,119                2,918,133

------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:            Cash and Cash Equivalents                                 4,534,384                2,497,154
                           Temporary Cash Investments - Restricted                   9,210,283                2,819,661
                           Accounts Receivable                                       6,665,720                5,282,796
                           Unbilled Revenues                                         2,801,015                2,969,043
                           Materials and Supplies (at average cost)                  1,027,920                1,009,956
                           Prepayments                                                 869,693                  694,111
                           ---------------------------------------------------------------------------------------------
                                TOTAL CURRENT ASSETS                                25,109,015               15,272,721

------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:          Unamortized Debt Expense                                  2,873,976                2,950,276
                           Preliminary Survey and Investigation Charges                943,622                  573,128
                           Regulatory Assets:
                              Income Taxes (Note 3)                                  6,038,474                6,012,748
                              Postretirement Costs (Note 7)                            955,468                1,041,676
                           Other (Note 2)                                            1,393,540                2,352,966
                           ---------------------------------------------------------------------------------------------
                                TOTAL DEFERRED CHARGES                              12,205,080               12,930,794
                           ---------------------------------------------------------------------------------------------
                                   TOTAL                                         $ 236,373,673            $ 219,399,959
                           ---------------------------------------------------------------------------------------------

                           See Notes to Consolidated Financial Statements.

CAPITALIZATION AND LIABILITIES
                                                                                                December 31,
                                                                                       2001                    2000
------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION             Common Stock                                           $ 50,099,621             $ 48,838,486
(See Accompanying          Retained Earnings                                        22,190,691               21,796,707
Statements and Note 6):         TOTAL COMMON EQUITY                                 72,290,312               70,635,193
                           ---------------------------------------------------------------------------------------------
                           Cumulative Preferred Stock                                4,063,062                4,063,062
                           Long-term Debt                                           88,140,459               82,109,297
                           ---------------------------------------------------------------------------------------------
                                TOTAL CAPITALIZATION                               164,493,833              156,807,552



------------------------------------------------------------------------------------------------------------------------
CURRENT                    Current Portion of Long-term Debt                           358,836                  215,859
LIABILITIES:               Notes Payable                                            13,225,000                6,050,000
                           Accounts Payable                                          2,396,335                2,438,664
                           Taxes Accrued                                             6,330,877                6,050,322
                           Interest Accrued                                          1,813,896                1,797,520
                           Other                                                     1,845,642                1,454,276
                            ---------------------------------------------------------------------------------------------
                                TOTAL CURRENT LIABILITIES                           25,970,586               18,006,641


------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:          Customer Advances for Construction                       10,789,513               11,364,818
                           Accumulated Deferred Investment Tax Credits (Note 3)      1,932,416                2,011,033
                           Accumulated Deferred Federal Income Taxes (Note 3)       12,716,171               12,371,473
                           Employee Benefit Plans (Note 7)                           5,262,676                4,658,364
                           Other                                                     1,084,590                1,203,051
                           ---------------------------------------------------------------------------------------------
                                TOTAL DEFERRED CREDITS                              31,785,366               31,608,739
                           ---------------------------------------------------------------------------------------------
                           CONTRIBUTIONS IN AID OF CONSTRUCTION                     14,123,888               12,977,027
                           ---------------------------------------------------------------------------------------------
                                    TOTAL                                        $ 236,373,673            $ 219,399,959
                            ---------------------------------------------------------------------------------------------

                           See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                         2001               2000             1999
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (Note 2)                                          $59,638,145       $54,476,543      $53,497,153
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Operations (Note 4)                                              29,020,790        27,713,224       26,268,347
     Maintenance                                                       2,718,589         2,555,237        2,618,679
     Depreciation                                                      5,051,399         4,700,934        3,884,650
     Other Taxes                                                       7,640,406         6,931,961        6,871,105
     Federal Income Taxes (Note 3)                                     3,713,645         2,637,058        3,188,893
-----------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                     48,144,829        44,538,414       42,831,674
-----------------------------------------------------------------------------------------------------------------------
              OPERATING INCOME                                        11,493,316         9,938,129       10,665,479
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
     Allowance for Funds Used During Construction                        139,609           135,161        1,350,016
     Other - Net                                                         362,351           228,792          560,991
-----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                              501,960           363,953        1,911,007
-----------------------------------------------------------------------------------------------------------------------
              INCOME BEFORE INTEREST CHARGES                          11,995,276        10,302,082       12,576,486
-----------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:
     Interest on Long-term Debt                                        4,521,084         4,555,379        4,469,709
     Amortization of Debt Expense                                        140,604           139,320          136,290
     Other Interest Expense                                              380,604           302,323           89,446
-----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST CHARGES                                        5,042,292         4,997,022        4,695,445
-----------------------------------------------------------------------------------------------------------------------
              NET INCOME                                               6,952,984         5,305,060        7,881,041
-----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                                    254,786           254,786          300,786
-----------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                                   $6,698,198        $5,050,274       $7,580,255
-----------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:*
     Earnings per Share (Note 6):
        Basic                                                             $ 0.88            $ 0.67           $ 1.03
        Diluted                                                           $ 0.88            $ 0.67           $ 1.01
     Average Number of Shares Outstanding (Note 6):
        Basic                                                          7,598,181         7,533,222        7,390,340
        Diluted                                                        7,855,536         7,790,577        7,722,229
     Dividends Paid per Share                                             $ 0.83            $ 0.82           $ 0.79
-----------------------------------------------------------------------------------------------------------------------

*All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.

See Notes to Consolidated Financial Statements.


MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT

                                                                                Years Ended December 31,
                                                                              2001                    2000
------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value (Note 6):
     Shares Authorized    -  10,000,000
     Shares Outstanding* -  2001 -  7,626,002                          $ 50,663,701
                            2000 -  7,572,801                                                  $ 49,484,640
     Restricted Stock Plan (Note 7)                                        (564,080)               (646,154)
------------------------------------------------------------------------------------------------------------
          TOTAL COMMON STOCK                                              50,099,621              48,838,486
------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value (Note 6):
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                            1,562,505               1,562,505
     Shares Outstanding, $8.00 Series - 12,000                            1,398,857               1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -   1,017                             101,700                 101,700
     Shares Outstanding, $4.75 Series - 10,000                            1,000,000               1,000,000
------------------------------------------------------------------------------------------------------------
         TOTAL CUMULATIVE PREFERRED STOCK                                 4,063,062               4,063,062
------------------------------------------------------------------------------------------------------------

Long-term Debt (Note 6):
   8.05%, Amortizing Secured Note, due December 20, 2021                  3,264,536               3,320,428
   4.00%, State Revolving Trust Bond, due September 1, 2021                 850,000                       -
   0.00%, State Revolving Fund Bond, due September 1, 2021                  750,000                       -
   First Mortgage Bonds:
      7.25%, Series R, due July 1, 2021                                   6,000,000               6,000,000
      5.20%, Series S, due October 1, 2022                               12,000,000              12,000,000
      5.25%, Series T, due October 1, 2023                                6,500,000               6,500,000
      6.40%, Series U, due February 1, 2009                              15,000,000              15,000,000
      5.25%, Series V, due February 1, 2029                              10,000,000              10,000,000
      5.35%, Series W, due February 1, 2038                              23,000,000              23,000,000
      0.00%, Series X, due September 1, 2018                                917,363                 970,667
      4.25%, Series Y, due September 1, 2018                              1,055,000               1,095,000
      0.00%, Series Z, due September 1, 2019                              2,022,396               2,089,061
      5.25%, Series AA, due September 1, 2019                             2,350,000               2,350,000
      0.00%, Series BB, due September 1, 2021                             2,350,000                       -
      4.00%, Series CC, due September 1, 2021                             2,440,000                       -
------------------------------------------------------------------------------------------------------------
         SUBTOTAL LONG-TERM DEBT                                         88,499,295              82,325,156
------------------------------------------------------------------------------------------------------------
             Less: Current Portion of Long-term Debt                       (358,836)               (215,859)
------------------------------------------------------------------------------------------------------------
                 TOTAL LONG-TERM DEBT                                  $ 88,140,459            $ 82,109,297
------------------------------------------------------------------------------------------------------------

*Outstanding share amounts reflect the three-for-two common stock split, effective January 2, 2002.

See Notes to Consolidated Financial Statements.


MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                          2001                 2000             1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $ 6,952,984       $ 5,305,060      $ 7,881,041
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                 5,303,536         4,944,701        4,303,192
          Provision for Deferred Income Taxes                             318,972           201,319         (124,315)
          Allowance for Funds Used During Construction                   (139,609)         (135,161)      (1,350,016)
      Changes in Assets and Liabilities:
          Accounts Receivable                                          (1,382,924)          686,749       (1,083,479)
          Accounts Payable                                                (42,327)         (953,770)        (459,227)
          Accrued Taxes                                                   280,555           691,584          138,068
          Accrued Interest                                                 16,376            37,050           59,140
          Unbilled Revenues                                               168,028          (341,180)        (329,715)
          Employee Benefit Plans                                          604,312             1,788          894,059
          Other-Net                                                       253,579          (442,577)         111,068

---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              12,333,482         9,995,563       10,039,816
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                     (12,747,032)      (13,639,291)     (23,281,735)
      Notes Receivable                                                     97,500           (40,500)       2,806,102
      Preliminary Survey & Investigation Charges                         (370,494)         (100,841)        (196,085)
      Other-Net                                                           503,003          (854,691)        (158,596)

---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (12,517,023)      (14,635,323)     (20,830,314)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                       (215,859)         (206,357)         (71,730)
      Proceeds from Issuance of Long-term Debt                          6,390,000                 -        4,500,000
      Short-term Bank Borrowings                                        7,175,000         4,050,000        1,000,000
      Deferred Debt Issuance Expenses                                     (11,440)          (41,617)         (22,268)
      Temporary Cash Investments-Restricted                            (6,390,622)        2,912,166        4,044,245
      Proceeds from Issuance of Common Stock-Net                        1,261,135         1,244,972        1,104,469
      Payment of Common Dividends                                      (6,304,214)       (6,149,411)      (5,857,405)
      Payment of Preferred Dividends                                     (254,786)         (254,786)        (300,786)
      Construction Advances and Contributions-Net                         571,557           412,175        2,174,923
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,220,771         1,967,142        6,571,448
---------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                2,037,230        (2,672,618)      (4,219,050)
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          2,497,154         5,169,772        9,388,822
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 4,534,384       $ 2,497,154      $ 5,169,772
---------------------------------------------------------------------------------------------------------------------
*Excludes Allowance for Funds Used During Construction.
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest (net of amounts capitalized)                           $ 4,780,209       $ 4,643,135      $ 3,137,411
      Income Taxes                                                    $ 3,674,792       $ 1,981,450      $ 3,728,700
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                             Years Ended December 31,
                                                              2001                   2000                    1999
---------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                             $ 21,796,707           $ 22,895,844            $ 21,222,294
NET INCOME                                                  6,952,984              5,305,060               7,881,041
---------------------------------------------------------------------------------------------------------------------
          TOTAL                                            28,749,691             28,200,904              29,103,335
---------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS:
      Cumulative Preferred Stock                              254,786                254,786                 300,786
      Common Stock                                          6,304,214              6,149,411               5,857,405
COMMON STOCK EXPENSES                                               -                      -                  49,300
---------------------------------------------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                                  6,559,000              6,404,197               6,207,491
---------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                   $ 22,190,691           $ 21,796,707            $ 22,895,844
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc., are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

(b) System of Accounts - Middlesex, Pinelands Water, Pinelands Wastewater and Bayview maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey
(BPU). Tidewater and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2001, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, together with removal costs, less salvage.

(e) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water, Pinelands Wastewater and Bayview capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. AFUDC is calculated using each company's weighted cost of debt and equity.

(f) Accounts Receivable - Provision for allowance for doubtful accounts at December 31, 2001, 2000 and 1999 was $0.1 million. The corresponding expense and deduction for December 31, 2001, 2000 and 1999 was $0.2 million, $0.1 million and less than $0.1 million, respectively.

(g) Revenues from regulated activities are recorded as service is rendered and include estimates for amounts unbilled at the end of the period for services provided subsequent to the last billing cycle. Fixed service charges are billed in advance by Tidewater and are recognized in revenue as the service is provided. Bayview and Southern Shores are unmetered systems. Service charges are billed in advance and are recognized in revenue as the service is provided. Management contract fees are recorded as earned.

(h) Deferred Charges - Unamortized Debt Expense is amortized over the lives of the related issues. As authorized by the BPU, acquisition adjustments, main cleaning and lining costs, tank painting, and regulatory expenses are deferred and amortized over 1.5 to 33-year periods. For expenses incurred in connection with the 1999 rate case, Tidewater was authorized by the PSC to defer and amortize rate case expenses over six years.

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

(l) The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As the Company currently does not engage in derivative financial instruments, the adoption of this Statement on January 1, 2001, had no impact on the financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Adoption of this Statement had no impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142 at January 1, 2002, the Company did not identify any impairment issues. Discontinuation of amortization of goodwill had an immaterial effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. Adoption of this Statement will have no impact on the Company's financial statements.

The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company has adopted on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on our results of operations or cash flows.

(m) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rates and Revenues

On January 25, 2002, Tidewater filed for a 24.0% or $1.5 million phased-in rate increase. Although the financial information submitted in its petition supports a 30.8% increase, Tidewater has requested the lower amount and a three-phase increase in an attempt to reduce potential rate shock to its customers. The first phase increase of 8.0% would be implemented under the interim rate rules on or about March 29, 2002. Under the assumption the full rate increase request of 24.0% is approved by the PSC, the second phase of 7.41% would be implemented upon the issuance of the PSC Order. The final phase of 6.9% would be placed into effect by the end of March 2003.

The primary reasons driving the need for rate relief are increased utility plant investment and higher operations and maintenance expenses. Tidewater's proposed rate base has increased since its last rate case by $11.3 million or 88.8%. Tidewater's program to address quality of service issues that arose in the last rate case have helped push water treatment and production expenses up along with the maintenance of its infrastructure.

Bayview filed for a 123% or $0.1 million base rate increase on December 13, 2001. This rate increase is needed to support the cost for replacement of the entire water distribution system in Fortescue, New Jersey. Middlesex had operated this 300-customer system as an interim custodial receiver from September 1997, until it was purchased by Bayview on April 9, 2001.

The Bayview rate case has been assigned to the Office of Administrative Law, and a public hearing has been scheduled for early March 2002. Because of the limited number of issues in the case, the Company believes that a decision may be rendered by the BPU in the second quarter of 2002.

Three base rate increase petitions were approved by the BPU:


                                                        Pinelands                  Pinelands
                              Middlesex                   Water                   Wastewater
                              ---------                   -----                   ----------

Date Approved              June 6, 2001               August 1, 2001             August 1, 2001
Amount                     $3.3 million                $0.1 million               $0.1 million
% Increase                       8.10%                    26.92%                    11.81%
Return on Equity                10.50%                    10.50%                    10.50%
Rate of Return                   7.95%                     9.10%                     9.20%
Last Increase              May 13, 1999               January 23, 1999          January 23, 1999

The increases are necessary to cover higher operations and maintenance costs, depreciation and taxes. In addition, continued significant plant investment in the Middlesex System also contributed to the rate request. The last base rate increase for Middlesex was in May 1999, when the BPU approved an 11.5% or $4.3 million increase. The last base rate increase for the Pinelands Companies in January 1999 represented the final stage of a three-phase implementation. The first increase was effective January 23, 1997.

Tidewater was granted a 2.67% rate increase in December 2000. Included in the PSC Order approving the increase was a 0.75% credit against the allowed return of equity of 10.0% due to quality of service issues. Upon receipt of satisfactory evidence that Tidewater had resolved the quality issues that arose during the course of that rate proceeding, the PSC removed the credit on August 23, 2001. This will result in additional annual revenues of less than $0.1 million for Tidewater.

Included in Other Deferred Charges are $1.7 million of deferred costs at December 31, 2001, which Middlesex, Tidewater, Pinelands Water and Pinelands Wastewater are recovering through rates over periods of 1.5 to 10 years. These deferred costs have been excluded from their rate bases and, therefore, they are not earning a return on the unamortized costs during the recovery periods. Pinelands Water and Pinelands Wastewater are recovering the acquisition premium of $0.7 million over the remaining life of its Utility Plant. These deferred costs have been included in their rate bases and are earning a return on the unamortized costs during the recovery periods.

In 2001, Tidewater completed the PSC approved acquisition and assignment of all of the membership interest in Sea Colony Water Company, LLC, a 2,200 customer water system located in Sussex County, Delaware, for $2.1 million on August 24, 2001. Included in the approval was authorization to maintain the existing rate tariff under which Sea Colony customers are billed for water service. The name of the entity was changed to Southern Shores Water Company.

Note 3 - Income Taxes

Federal income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:


                                                                Years Ended December 31,
                                                                 (Thousands of Dollars)
                                                        2001            2000              1999
-------------------------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%                  $ 3,627          $ 2,700           $ 3,764
Tax Effect of:
  AFUDC                                                  (47)             (46)            (459)
  Other                                                  134              (17)            (116)
-------------------------------------------------------------------------------------------------
Total Federal Income Tax Expense                     $ 3,714          $ 2,637           $ 3,189
-------------------------------------------------------------------------------------------------

Federal income tax expense is comprised of the following:

Current                                              $ 3,499          $ 2,554           $  3,432
Deferred:
  Customer Advances                                       84               40                 45
  Accelerated Depreciation                               550              519                234
  Employee Benefit Plans                                (359)            (355)              (304)
  Investment Tax Credit                                  (79)             (79)               (76)
  Other                                                   19              (42)              (142)
-------------------------------------------------------------------------------------------------
Total Federal Income Tax Expense                     $ 3,714          $ 2,637           $  3,189
-------------------------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 1998 has been closed.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:


                                                             Years Ended December 31,
                                                             (Thousands of Dollars)
                                                            2001               2000
---------------------------------------------------------------------------------------
Utility Plant Related                                     $19,014            $18,417
Customer Advances                                          (4,481)            (4,578)
Employee Benefits                                          (1,810)            (1,427)
Other                                                          (7)               (41)
---------------------------------------------------------------------------------------
Total Deferred Tax Liability                              $12,716            $12,371
---------------------------------------------------------------------------------------

The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. Because management believes that it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset of $6.0 million has been recorded.

Note 4 - Commitments and Contingent Liabilities

Service Agreement - USA-PA operates the City of Perth Amboy's water and wastewater systems under a 20-year contract. The final year of the contract is 2018.

Perth Amboy has a population of 40,000 and has approximately 9,300 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Fixed fee payments began at $6.4 million in the first year and will increase over the term of the 20-year contract to $9.7 million. The agreement also requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. The Company guaranteed one of those series of bonds in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds.

In addition to the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Franchise Agreement/Service Agreement - In 1999, Middlesex implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The agreement between Middlesex and South Amboy was approved by the BPU. The implementation of the franchise agreement had significantly impacted two existing agreements entered into by the parties.

The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Certain advances made by USA to South Amboy at the commencement of the management services contract have been forgiven in consideration for the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated in lieu of revenues earned from providing water to South Amboy's 2,600 customers.

Water Supply - Middlesex has an agreement with the Elizabethtown Water Company for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons daily (mgd) of treated water with provisions for additional purchases. The 2001, 2000 and 1999 costs under this agreement were $1.7 million, $1.6 million and $1.7 million, respectively. Middlesex also has an agreement with the New Jersey Water Supply Authority (NJWSA), which expires November 1, 2013, and provides for the minimum purchase of 20 mgd of untreated water from the Delaware and Raritan Canal and the Raritan River. In addition, the Company has a supplemental one-year agreement for an additional 5 mgd through April 30, 2002. This agreement is renewable on an annual basis. The total costs under this agreement in 2001, 2000 and 1999 were $2.0 million, $1.9 million and $2.0 million, respectively.

Construction - The Company plans to spend approximately $23.2 million in 2002, $15.5 million in 2003 and $22.1 million in 2004 on its construction program.

Litigation - A motel in the Company's Middlesex service area in 1994, and again in 1997, suffered outbreaks of Legionella. Claims resulting from the death of a motel guest from Legionella in 1997 and claims by two other patrons alleging illness as a result of their stay at the motel in 1997 have been brought against the motel and against the Company. The Company has substantial insurance coverage, which the Company believes will be sufficient for all claims in this matter other than for punitive damages. While the outcome of this case remains uncertain, the Company believes that the final resolution will not have a significant effect on its financial condition or results of operations.

The Company has been notified of a potential claim in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established. Management is unable to determine the outcome of the litigation and its impact on the financial conditions or results of operations.

A claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. At this time, management is unable to determine the impact, if any, on the financial statements.

A claim has been made by multiple plaintiffs for damages resulting from personal injury, including death, and property damage alleged to have been caused by the delivery in Delaware of inadequate quality water and related claims. While the Company has little detail about the claim at this time, the Company has substantial insurance coverage, which it believes will be sufficient for all claims in this matter other than for punitive damages.

Note 5 - Lines of Credit, Notes Payable and Restricted Cash


                                                                      (Thousands of Dollars)
                                                           2001                2000                1999
-------------------------------------------------------------------------------------------------------
Established Lines at Year-End                           $28,000             $18,000             $18,000
Maximum Amount Outstanding                               13,225               6,050               3,000
Average Outstanding                                       8,800               3,900               1,100
Notes Payable at Year-End                                13,225               6,050               2,000
Weighted Average Interest Rate                             4.76%              6.82%               5.37%

The Board of Directors has authorized lines of credit for up to $30.0 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Restricted temporary cash investments at December 31, 2001, include $9.2 million balance of proceeds from the Series Z, AA, BB and CC First Mortgage Bonds and State Revolving Trust and Fund Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series Z, AA, BB and CC proceeds can only be used for the 2002 through 2004 main cleaning and cement lining programs. The State Revolving Trust and Fund Bond proceeds can only be used to fund the construction of the replacement water system in Fortescue, New Jersey.

Note 6 - Capitalization

All the transactions discussed below related to the issuance or redemption of securities were approved by the BPU, except where noted.

Common Stock

In October 2001, the Board of Directors approved a three-for-two common stock split effective January 2, 2002, for shareholders of record on December 14, 2001. All average number and per share amounts of no par common stock on the financial statements have been restated to reflect the effect of the stock split.

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2001, is 957,470. During 2001, 2000 and 1999, 37,917 shares ($1.1 million), 47,945 shares ($1.3 million) and 48,664 shares ($1.3 million) of common stock were issued under DRP and the Restricted Stock Plan, respectively. Under the Company's Restricted Stock Plan, 2,450 common shares were returned and cancelled during 2001.

In January 2002, the Board of Directors approved a 5% discount on common stock sold to participants of the Company's DRP between the period of March 1, 2002 and August 1, 2002. The offer is limited to the first 100,000 shares sold during the discount period.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2001, no restrictions were placed on common dividends.

Preferred  Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. In 1999, the number of authorized preferred stock, without par value, was reduced from 149,980 shares to 140,497 shares to account for the conversion of 8,000 shares of the $8.00 Series into 82,284 shares of the Company's common shares in 1999 and the cancellation of 1,483 shares of the nonredeemable $7.00 Series previously redeemed. At December 31, 2001 and 2000, 37,898 shares of preferred stock presently authorized were outstanding. There were no dividends in arrears.

The conversion  feature of the no par $7.00 Series  Cumulative  and  Convertible
Preferred Stock allows the security holders to exchange one convertible preferred share for nine shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair market value of nine shares of the Company's common stock for each share of convertible stock redeemed.

The conversion  feature of the no par $8.00 Series  Cumulative  and  Convertible
Preferred Stock allows the security holders to exchange one convertible preferred share for 10.2855 shares of the Company's common stock. The preferred shares are convertible at the election of the security holder until 2004. After that date Middlesex also has the right to elect the conversion feature.

Long-term Debt
On November 8, 2001, the Company issued $2.350 million, designated as Series BB, and $2.440 million, designated as Series CC, First Mortgage Bonds through the New Jersey State Revolving Fund (SRF). Series BB has a zero interest cost, while Series CC has a coupon rate that varies from 4.0% to 5.0%. The SRF Program, which is administered by the New Jersey Environmental Infrastructure Trust, evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through the State's environmental agency. In New Jersey, initial project approval must be granted by the New Jersey Department of Environmental Protection. Funds from the EPA, which can equal up to 50% of construction costs, are loaned at a zero interest cost; the interest rate on the state portion of the loan is based upon the prevailing market conditions at time of issuance. Interest paid to the bondholders is exempt from federal and New Jersey income taxes. However, the interest is subject to the Alternative Minimum Tax. The proceeds of the bonds are being used to fund the 2003 and 2004 capital project to clean and cement line previously unlined pipes and mains.

Bayview issued unsecured bonds guaranteed by Middlesex through the SRF Program on November 8, 2001. Bayview borrowed $0.750 million of the zero interest cost funds and $0.850 million with coupon rates from 4.0% to 5.0%. The proceeds from this financing will be used to replace the entire water distribution and storage facilities of the 300 customer system in Fortescue, New Jersey.

The aggregate annual maturities for the amortizing secured note and First Mortgage Bonds issued under SRF for each of the next five years are as follows:
2002 - $0.4  million;  2003  and 2004 - $0.6  million;  and 2005 and 2006 - $0.7 million. All other First Mortgage Bonds are term bonds with a single maturity date, which are listed in the Consolidated Statements of Capital Stock and Long-Term Debt.

The weighted average interest rate on all long-term debt at December 31, 2001 and 2000 was 5.63% and 5.83%, respectively. Except for the Amortizing Secured Note and Series U First Mortgage Bonds, all of the Company's outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million) and the SRF program ($12.7 million).

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes certain restrictions as to cash dividend payments and other distributions on common stock.

Earnings Per Share
------------------

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2001. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series. All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.


                                                                      (In Thousands Except per Share Amounts)
                                                          2001                        2000                         1999
Basic:                                            Income      Shares          Income        Shares         Income      Shares
------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $6,953       7,598           $5,305        7,533          $7,881      7,390
Preferred Dividend                                  (255)                        (255)                        (301)
                                                  ----------------------------------------------------------------------------

Earnings Applicable to Common Stock               $6,698       7,598           $5,050        7,533         $7,580       7,390
Basic EPS                                         $ 0.88                       $ 0.67                      $ 1.03

Diluted:
------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock               $6,698       7,598           $5,050        7,533         $7,580       7,390

$7.00 Series Dividend                                104         134              104          134            104         134
$8.00 Series Dividend                                 96         123               96          123            142         198
                                                  ----------------------------------------------------------------------------

Adj. Earnings Applicable to Common Stock          $6,898       7,855           $5,250        7,790          $7,826      7,722

Diluted EPS                                       $ 0.88                       $ 0.67                       $ 1.01

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. At December 31, 2001 and 2000, the carrying amount and fair market value of the Company's bonds were as follows:


                                                              (Thousands of Dollars)
                                                    2001                                2000
                                      Carrying            Fair             Carrying            Fair
                                       Amount             Value             Amount             Value
------------------------------------------------------------------------------------------------------
First Mortgage Bonds                  $85,395            $85,603           $79,005            $77,300

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2001 and 2000 was $3.3 million. Customer advances for construction have a carrying amount of $10.8 million and $11.4 million at December 31, 2001 and 2000, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

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

Postretirement Benefits Other Than Pensions

The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2001 and 2000 were $1.0 million.

The following table sets forth information relating to the Company's Pension Plans and Other Postretirement Benefits.


                                                                           (Thousands of Dollars)
                                                                    Pension Benefits          Other Benefits
                                                                   2001        2000           2001         2000
------------------------------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation
Beginning Balance                                              $ 17,707      $ 16,304      $  5,859      $  4,346
Service Cost                                                        722           678           173           153
Interest Cost                                                     1,282         1,249           426           417
Actuarial (Gain)/Loss                                              (395)          194           238         1,172
Benefits Paid                                                      (845)         (718)         (281)         (229)
------------------------------------------------------------------------------------------------------------------
Ending Balance                                                 $ 18,471      $ 17,707      $  6,415      $  5,859
------------------------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                              $ 18,498      $ 17,928      $   --        $   --
Actual Return on Plan Assets                                         98         1,242            45          --
Employer Contributions                                               46            46         1,678           229
Benefits Paid                                                      (845)         (718)         (281)         (229)
------------------------------------------------------------------------------------------------------------------
Ending Balance                                                 $ 17,797      $ 18,498      $  1,442      $   --
------------------------------------------------------------------------------------------------------------------

Funded Status                                                  $   (674)     $    791      $ (4,973)     $ (5,859)
Unrecognized Net Transition Obligation                                2            16         1,488         1,623
Unrecognized Net Actuarial (Gain)/Loss                           (2,488)       (4,098)        1,769         1,561
Unrecognized Prior Service Cost                                     526           535            (4)           (4)
------------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                           $ (2,634)     $ (2,756)     $ (1,720)     $ (2,679)
------------------------------------------------------------------------------------------------------------------


                                                                                      (Thousands of Dollars)
                                                                     Pension Benefits                         Other
Benefits
                                                             2001         2000         1999        2001         2000         1999
----------------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost                                              $   720      $   678      $   669      $   173      $   153      $   140
Interest Cost                                               1,324        1,249        1,136          426          417          310
Expected Return on Plan Assets                             (1,448)      (1,406)      (1,336)         (90)        --           --
Amortization of Net Transition Obligation                      14           14           14          135          135          135
Amortization of Net Actuarial (Gain)/Loss                    (148)        (139)         (93)          76           69           29

Amortization of Prior Service Cost                            111          111          111           (0)          (1)          (2)
----------------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                                 $   573      $   507      $   501      $   720      $   773      $   612
----------------------------------------------------------------------------------------------------------------------------------


                                                                 Pension Benefits                      Other Benefits
                                                   2001               2000        1999         2001         2000        1999
-----------------------------------------------------------------------------------------------------------------------------
Weighted Average Assumptions
Discount Rate                                     7.25%               7.75%       7.75%        7.25%        7.75%       7.75%

Expected Return on Plan Assets                    8.00%               8.00%       8.00%        7.50%           -           -
Actual Return on Plan Assets                      0.54%               7.07%       9.00%        3.73%           -           -

Rate of Compensation Increase                     4.25%               5.00%       5.00%        4.25%        5.00%       5.00%


For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001 and all future years. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                                      (Thousands of Dollars)
                                                                        1 Percentage Point
                                                                    Increase          Decrease
----------------------------------------------------------------------------------------------
Effect on Current Year's Benefit Expense                            $  108             $  (84)
Effect on Benefit Obligation                                           895               (647)

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 2001, 2000 and 1999 amounted to $0.2 million for each year.

Stock Based Compensation
The Company maintains a Restricted Stock Plan, under which 57,000 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 240,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the years ended December 31, 2001, 2000 and 1999 was $0.2 million, $0.2 million and $0.1 million, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Company's restricted stock plan been determined based on methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

Note 8 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within these states. The other segment is nonregulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. On January 1, 1999, the Company began operating the water and wastewater systems of the City of Perth Amboy, New Jersey under a service contract. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                   (Thousands of Dollars)
                                              Twelve Months Ended December 31,
Operations by Segments:                      2001          2000          1999
--------------------------------------------------------------------------------
Revenues:
   Regulated                               $ 52,295      $ 47,634      $ 46,008
   Non - Regulated                            7,379         6,879         7,527
Inter-segment Elimination                       (36)          (36)          (38)
--------------------------------------------------------------------------------
Consolidated Revenues                      $ 59,638      $ 54,477      $ 53,497
--------------------------------------------------------------------------------

Operating Income:
   Regulated                               $ 11,090      $  9,525      $  9,718
   Non - Regulated                              403           413           947
Inter-segment Elimination                      --            --            --
--------------------------------------------------------------------------------
Consolidated Operating Income              $ 11,493      $  9,938      $ 10,665
--------------------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                               $  4,995      $  4,646      $  3,854
   Non - Regulated                               56            55            31
Inter-segment Elimination                      --            --            --
--------------------------------------------------------------------------------
Consolidated Depreciation/Amortization     $  5,051      $  4,701      $  3,885
--------------------------------------------------------------------------------

Other Income:
   Regulated                               $  1,773      $  1,284      $  3,438
   Non - Regulated                               62             4           (21)
Inter-segment Elimination                    (1,333)         (924)       (1,506)
--------------------------------------------------------------------------------
Consolidated Other Income                  $    502      $    364      $  1,911
--------------------------------------------------------------------------------

Interest Expense:
   Regulated                               $  5,906      $  5,646      $  5,071
   Non - Regulated                               56            56           226
Inter-segment Elimination                      (920)         (705)         (602)
--------------------------------------------------------------------------------
Consolidated Interest Expense              $  5,042      $  4,997      $  4,695
--------------------------------------------------------------------------------

Net Income:
   Regulated                               $  6,957      $  5,162      $  8,064
   Non - Regulated                              409           362           721
Inter-segment Elimination                      (413)         (219)         (904)
--------------------------------------------------------------------------------
Consolidated Net Income                    $  6,953      $  5,305      $  7,881
--------------------------------------------------------------------------------

Capital Expenditures:
   Regulated                               $ 12,649      $ 13,065      $ 23,117
   Non - Regulated                               98           574           165
Inter-segment Elimination                      --            --            --
                                           --------      --------      --------
Total Capital Expenditures                 $ 12,747      $ 13,639      $ 23,282
                                           --------      --------      --------

                                       38

                                            As of                  As of
                                        December 31,           December 31,
                                             2001                  2000
--------------------------------------------------------------------------------
Assets:
   Regulated                              $264,601               $237,904
   Non - Regulated                           3,858                  3,034
Inter-segment Elimination                  (32,085)               (21,538)
--------------------------------------------------------------------------------
Consolidated Assets                       $236,374               $219,400
--------------------------------------------------------------------------------



Note 9 - Quarterly Operating Results - Unaudited

Quarterly operating results for 2001 and 2000 are as follows:

                                      (Thousands of Dollars Except per Share Data)

                                  1st        2nd         3rd         4th
2001                             Quarter    Quarter     Quarter     Quarter      Year
---------------------------------------------------------------------------------------
Operating Revenues              $13,144     $14,754     $16,065     $15,675     $59,638
Operating Income                  2,072       2,807       3,532       3,082      11,493
Net Income                          884       1,918       2,373       1,778       6,953
Basic Earnings per Share*       $  0.11     $  0.24     $ 0 .30     $  0.23     $  0.88
Diluted Earnings per Share*        0.11        0.24        0.30        0.23        0.88

2000
---------------------------------------------------------------------------------------
Operating Revenues              $12,981     $14,058     $14,387     $13,051     $54,477
Operating Income                  2,051       2,528       2,695       2,664       9,938
Net Income                          906       1,369       1,537       1,493       5,305
Basic Earnings per Share*       $  0.11     $  0.17     $  0.20     $  0.19     $  0.67
Diluted Earnings per Share*        0.11        0.17        0.20        0.19        0.67

*All per share amounts reflect the three-for-two common stock split, effective January 2, 2002.

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

/s/ J. Richard Tompkins                               /s/ A. Bruce O'Connor
-----------------------                               ---------------------
J. Richard Tompkins                                   A. Bruce O'Connor
Chairman of the Board                                 Vice President and
                                                      Controller
February 22, 2002

INDEPENDENT AUDITORS' REPORT
MIDDLESEX WATER COMPANY

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, retained earnings and of cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Middlesex Water Company and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 22, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chairman of the Board and               /s/J. Richard Tompkins/          3/28/02
Director                                ----------------------           -------
                                        J. Richard Tompkins              Date

President and                           /s/Dennis G. Sullivan/           3/28/02
General Counsel and                     ----------------------           -------
Director                                Dennis G. Sullivan               Date



Vice President and Controller           /s/A. Bruce O'Connor/            3/28/02
Chief Financial Officer                 --------------------             -------
                                        A. Bruce O'Connor                Date


Director                                /s/John C. Cutting/              3/28/02
                                        ------------------               -------
                                        John C. Cutting                  Date


Director                                /s/John R. Middleton/            3/28/02
                                        ---------------------            -------
                                        John R. Middleton                Date


Director                                /s/John P. Mulkerin/             3/28/02
                                        --------------------             -------
                                        John P. Mulkerin                 Date


Director                                /s/Stephen H. Mundy/             3/28/02
                                        -------------------              -------
                                        Stephen H. Mundy                 Date


Director                                /s/Jeffries Shein/               3/28/02
                                        -----------------                -------
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

4.3          Revised Prospectus relating to the Dividend
             Reinvestment and Common Stock Purchase Plan,
             Submitted to the Securities and Exchange Commission,
             January 20, 2000.                                       33-11717

  4.4        Post Effective Amendments No. 7,
             Form S-3, under Securities Act of 1933 filed
             February 1, 2002, relating to the Dividend
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

10.4         Copy of Supply Agreement, dated as of November
             17, 1986, between the Company and the Old Bridge
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

10.5         Copy of Supply Agreement, dated as of July 14,
             1987, between the Company and the Marlboro
             Township Municipal Utilities Authority, as amended.     33-31476       10.13

10.6         Copy of Supply Agreement, dated as of February
             11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of
             1994 First Quarter Form 10-Q.

10.7 Copy of Water Purchase Contract and Supple-mental Agreement, dated as of May 12, 1993, between the Company and the New Jersey
             Water Supply Authority filed as Exhibit No. 10.12 of
             1993 Form 10-K.

10.8         Copy of Treating and Pumping Agreement, dated
             April 9, 1984, between the Company and the
             Township of East Brunswick.                            33-31476         10.17

10.9         Copy of Supply Agreement, dated June 4, 1990,
             between the Company and Edison Township.               33-54922         10.24

10.10        Copy of Supply Agreement, between the
             Company and the Borough of Highland Park, filed as Exhibit No. 10.15 of 1996 Form 10-K.

10.11        Copy of Supplemental Executive Retirement
             Plan, filed as Exhibit 10.13 of 1999 Third             33-31476         10.21
             Quarter Form 10-Q.

10.12        Copy of 1989 Restricted Stock Plan, filed
             as Appendix B to the Company's Definitive
             Proxy Statement, dated and filed April 25, 1997.       33-31476         10.22

10.13(a)     Employment Agreement between Middlesex
             Water Company and J. Richard Tompkins,
             filed as Exhibit 10.15(a) of 1999 Third
             Quarter Form 10-Q.

10.13(b)     Employment Agreement between Middlesex
             Water Company and Walter J. Brady,
             filed as Exhibit 10.15(b) of 1999 Third
             Quarter Form 10-Q.

                                                                              Previous Filing's
Exhibit                                                                    Registration  Exhibit
  No.                             Document Description                         No.           No.
  ---                             --------------------                         ---          ---

10.13(c)     Employment Agreement between Middlesex
             Water Company and A. Bruce O'Connor,
             filed as Exhibit 10.15(c) of 1999 Third
             Quarter Form 10-Q.

10.13(d)   Employment Agreement between Middlesex
                Water Company and Marion F. Reynolds,
                Filed as Exhibit 10.15(d) of 1999 Third
                Quarter Form 10-Q.

10.13(e)     Employment Agreement between Middlesex
             Water Company and Dennis G. Sullivan,
             filed as Exhibit 10.15(f) of 1999 Third
             Quarter Form 10-Q.

10.13(f)     Employment Agreement between Middlesex
             Water Company and Ronald F. Williams,
             filed as Exhibit 10.15(g) of 1999 Third
             Quarter Form 10-Q.

10.14        Copy of Transmission Agreement, dated October 16,
             1992, between the Company and the Township of
             East Brunswick.                                                  33-54922     10.23

10.15        Copy of Supplemental Indentures, dated September 1, 1993,
             (Series S & T) and January 1, 1994, (Series U & V), between the Company and United Counties Trust Company, as Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.

10.16        Copy of Trust Indentures, dated September 1, 1993,
             (Series S & T) and January 1, 1994, (Series V), between the New Jersey Economic Development
             Authority and First Fidelity Bank (Series S & T), as Trustee, and Midlantic National Bank (Series V), as Trustee, filed as Exhibit No. 10.23 of 1993 Form 10-K.

 10.17       Copy of Supplemental Indenture dated October 15, 1998
             Between Middlesex Water Company and First Union
             National Bank, as Trustee.  Copy of Loan Agreement
             Dated November 1, 1998 between the New Jersey and Middlesex Water Company (Series X), filed as
             Exhibit No. 10.22 of the 1998 Third Quarter Form 10-Q.

                                                                              Previous Filing's
Exhibit                                                                    Registration  Exhibit
  No.                             Document Description                         No.           No.
  ---                             --------------------                         ---          ---

 10.18 Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union
             National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey
             Environmental Infrastructure Trust and Middlesex Water
             Company (Series Y), filed as Exhibit No. 10.23 of the 1998
             Third Quarter Form 10-Q.

10.19         Copy of Operation, Maintenance and Management Services
             Agreement dated January 1, 1999 between the Company, City
             Of Perth Amboy, Middlesex County Improvement Authority
             And Utility Service Affiliates, Inc.                             333-66727     10.24

10.20        Copy of Supplemental Indenture dated October 15, 1999
             Between Middlesex Water Company and First Union
             National Bank, as Trustee and copy of Loan Agreement
             Dated November 1, 1999 between the State of New Jersey and
             Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the 1999 Form 10-K.

10.21 Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union
             National Bank, as Trustee and copy of Loan Agreement dated
             November 1, 1999 between the New Jersey Environmental
             Infrastructure Trust and Middlesex Water Company (Series AA),
             Filed as Exhibit No. 10.26 of the 1999 Form 10-K.

*10.22       Copy of Supplemental Indenture dated October 15, 2001
             Between Middlesex Water Company and First Union
             National Bank, as Trustee and copy of Loan Agreement
             Dated November 1, 2001 between the State of New Jersey and
             Middlesex Water Company (Series BB).

*10.23 Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union
             National Bank, as Trustee and copy of Loan Agreement dated
             November 1, 2001 between the New Jersey Environmental
             Infrastructure Trust and Middlesex Water Company (Series CC)

*10.24 Copy of Supplemental Indenture dated January 15, 2002 between Middlesex Water Company and First Union
             National Bank, as Trustee and copy of Loan Agreement dated
             January 1, 2002 between the New Jersey Economic Development
             Authority and Middlesex Water Company (Series DD)

 *23         Independent Auditors' Consent.

                                       45