Form 10-Q
period 2002-03-31
MIDDLESEX WATER CO
filed 2002-05-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended: March 31, 2002                                No. 0-422
                   --------------                                    -----


                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)


  INCORPORATED IN NEW JERSEY                                     22-1114430
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    1500 RONSON ROAD, ISELIN, NJ                                         08830
----------------------------------------                              ----------
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

                               YES  [X]        NO   [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at March 31, 2002
          -----                                    -----------------------------
Common Stock, No Par Value                                   7,659,344

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

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                               Three Months                      Twelve Months
                                                              Ended March 31,                   Ended March 31,

                                                           2002            2001             2002              2001
                                                           ----            ----             ----              ----

Operating Revenues                                     $14,229,403      $13,143,898      $60,723,650      $54,639,352
                                                       -----------      -----------      -----------      -----------

Operating Expenses:
     Operations                                          7,213,568        7,022,231       29,212,127       27,813,186
     Maintenance                                           657,564          622,369        2,753,784        2,498,941
     Depreciation                                        1,295,718        1,249,845        5,097,272        4,804,646
     Other Taxes                                         1,851,660        1,702,997        7,789,069        6,966,568
     Federal Income Taxes                                  698,905          474,936        3,937,614        2,597,625
                                                       -----------      -----------      -----------      -----------

         Total Operating Expenses                       11,717,415       11,072,378       48,789,866       44,680,966
                                                       -----------      -----------      -----------      -----------

               Operating Income                          2,511,988        2,071,520       11,933,784        9,958,386

Other Income:
     Allowance for Funds Used During Construction           70,283           15,905          193,987          133,890
     Other - Net                                            27,913           71,159          319,105          262,596
                                                       -----------      -----------      -----------      -----------

         Total Other Income                                 98,196           87,064          513,092          396,486

Income Before Interest Charges                           2,610,184        2,158,584       12,446,876       10,354,872
                                                       -----------      -----------      -----------      -----------

Interest Charges                                         1,333,478        1,274,934        5,100,836        5,072,278
                                                       -----------      -----------      -----------      -----------

Net Income                                               1,276,706          883,650        7,346,040        5,282,594

Preferred Stock Dividend Requirements                       63,697           63,697          254,786          254,786
                                                       -----------      -----------      -----------      -----------

Earnings Applicable to Common Stock                    $ 1,213,009      $   819,953      $ 7,091,254        5,027,808
                                                       ===========      ===========      ===========        =========

Earnings per share of Common Stock:
     Basic                                             $      0.16      $      0.11      $      0.93      $      0.67
     Diluted                                           $      0.16      $      0.11      $      0.93      $      0.67

Average Number of
     Common Shares Outstanding :
     Basic                                               7,639,843        7,578,897        7,613,209        7,550,765
     Diluted                                             7,897,198        7,836,252        7,870,564        7,808,120

Cash Dividends Paid per Common Share                   $     0.210      $     0.207      $     0.833      $     0.820



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS


                                                         March 31,       December 31,
                                                           2002              2001
                                                           ----              ----
                                                       (Unaudited)

UTILITY PLANT:
     Water Production                                  $ 70,116,500      $ 69,636,415
     Transmission and Distribution                      146,617,145       145,409,761
     General                                             20,852,737        20,797,621
     Construction Work in Progress                        5,732,869         3,890,406
                                                       ------------      ------------
              TOTAL                                     243,319,251       239,734,203
Less Accumulated Depreciation                            44,711,989        43,670,744
                                                       ------------      ------------

              UTILITY PLANT-NET                         198,607,262       196,063,459
                                                       ------------      ------------

NONUTILITY ASSETS-NET                                     3,030,868         2,996,119
                                                       ------------      ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                            3,090,094         4,534,384
     Temporary Cash Investments-Restricted                8,031,185         9,210,283
     Accounts Receivable (net of allowance
         for doubtful accounts)                           5,425,643         6,665,720
     Unbilled Revenues                                    2,976,667         2,801,015
     Materials and Supplies (at average cost)             1,113,557         1,027,920
     Prepayments and Other Current Assets                   712,913           869,693
                                                       ------------      ------------

              TOTAL CURRENT ASSETS                       21,350,059        25,109,015
                                                       ------------      ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                             3,448,815         2,873,976
     Preliminary Survey and Investigation Charges           910,723           943,622
     Regulatory Assets
         Income Taxes                                     6,038,474         6,038,474
         Post Retirement Costs                              933,916           955,468
     Other                                                1,420,707         1,393,540
                                                       ------------      ------------

              TOTAL DEFERRED CHARGES                     12,752,635        12,205,080
                                                       ------------      ------------

                             TOTAL                     $235,740,824      $236,373,673
                                                       ============      ============



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS


                                                         March 31,      December 31,
                                                           2002             2001
                                                           ----             ----
                                                       (Unaudited)

CAPITALIZATION (see accompanying statements)          $164,765,234      $164,493,833
                                                      ------------      ------------
CURRENT LIABILITIES:
     Current Portion of Long-term Debt                     405,436           358,836
     Notes Payable                                      11,625,000        13,225,000
     Accounts Payable                                    2,134,051         2,396,335
     Taxes Accrued                                       8,374,961         6,330,877
     Interest Accrued                                      850,197         1,813,896
     Other                                               1,477,810         1,845,642
                                                      ------------      ------------

              TOTAL CURRENT LIABILITIES                 24,867,455        25,970,586
                                                      ------------      ------------

DEFERRED CREDITS:
     Customer Advances for Construction                 10,823,228        10,789,513
     Accumulated Deferred Investment Tax Credits         1,912,762         1,932,416
     Accumulated Deferred Federal Income Taxes          12,716,937        12,716,171
     Employee Benefit Plans                              5,414,549         5,262,676
     Other                                               1,100,176         1,084,590
                                                      ------------      ------------

              TOTAL DEFERRED CREDITS                    31,967,652        31,785,366
                                                      ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                    14,140,483        14,123,888
                                                      ------------      ------------

                        TOTAL                         $235,740,824      $236,373,673
                                                      ============      ============



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                 March 31,         December 31,
                                                                                    2002               2001
                                                                                    ----               ----
                                                                                (Unaudited)
CAPITALIZATION:
     Common Stock, No Par Value
         Shares Authorized, 10,000,000
         Shares Outstanding - 2002 - 7,659,344; 2001 - 7,626,002               $  50,873,002       $  50,099,621
     Retained Earnings                                                            21,797,612          22,190,691
                                                                               -------------       -------------
                  TOTAL COMMON EQUITY                                             72,670,614          72,290,312
                                                                               -------------       -------------
     Cumulative Preference Stock, No Par Value
         Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
       Convertible:
         Shares Outstanding, $7.00 Series - 14,881                                 1,562,505           1,562,505
         Shares Outstanding, $8.00 Series - 12,000                                 1,398,857           1,398,857
       Nonredeemable:
         Shares Outstanding, $7.00 Series - 1,017                                    101,700             101,700
         Shares Outstanding, $4.75 Series - 10,000                                 1,000,000           1,000,000
                                                                               -------------       -------------
                  TOTAL CUMULATIVE PREFERRED STOCK                                 4,063,062           4,063,062
                                                                               -------------       -------------
     Long-term Debt:
         8.05% Amortizing Secured Note, due December 20, 2021                      3,249,762           3,264,536
         4.00% State Revolving Trust Bond, due September 1, 2021                     850,000             850,000
         0.00% State Revolving Fund Bond, due September 1, 2021                      750,000             750,000
         First Mortgage Bonds:
              7.25%, Series R, due July 1, 2021                                           --           6,000,000
              5.20%, Series S, due October 1, 2022                                12,000,000          12,000,000
              5.25%, Series T, due October 1, 2023                                 6,500,000           6,500,000
              6.40%, Series U, due February 1, 2009                               15,000,000          15,000,000
              5.25%, Series V, due February 1, 2029                               10,000,000          10,000,000
              5.35%, Series W, due February 1, 2038                               23,000,000          23,000,000
              0.00%, Series X, due August 1, 2018                                    903,168             917,363
              4.53%, Series Y, due August 1, 2018                                  1,055,000           1,055,000
              0.00%, Series Z, due September 1, 2019                               1,989,064           2,022,396
              5.25%, Series AA, due September 1, 2019                              2,350,000           2,350,000
              0.00%, Series BB, due September 1, 2021                              2,350,000           2,350,000
              4.00%, Series CC, due September 1, 2021                              2,440,000           2,440,000
              5.10%, Series DD, due January 1, 2032                                6,000,000                  --
                                                                               -------------       -------------
                 SUBTOTAL LONG-TERM DEBT                                          88,436,994          88,499,295
                                                                               -------------       -------------
                   Less: Current Portion of Long-term Debt                          (405,436)           (358,836)
                                                                               -------------       -------------
                            TOTAL LONG-TERM DEBT                                  88,031,558          88,140,459
                                                                               -------------       -------------
                                 TOTAL CAPITALIZATION                          $ 164,765,234       $ 164,493,833
                                                                               =============       =============

                                                                              Three Months Ended       Year Ended
                                                                                  March 31,          December 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                (Unaudited)
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD                                            $  22,190,691       $  21,796,707
     Net Income                                                                    1,276,706           6,952,984
                                                                               -------------       -------------
             TOTAL                                                                23,467,397          28,749,691
                                                                               -------------       -------------
     Cash Dividends:
         Cumulative Preferred Stock                                                   63,697             254,786
         Common Stock                                                              1,602,400           6,304,214
     Common Stock Expenses                                                             3,688                  --
                                                                               -------------       -------------
             TOTAL DEDUCTIONS                                                      1,669,785           6,559,000
                                                                               -------------       -------------
BALANCE AT END OF PERIOD                                                       $  21,797,612       $  22,190,691
                                                                               =============       =============




See Notes to Consolidated Financial Statements

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31, Twelve Months Ended March 31,
                                                                   2002                2001              2002               2001
                                                                   ----                ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $  1,276,706       $    883,650       $  7,346,040      $  5,282,594
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                         1,392,152          1,326,079          5,369,609         5,032,106
            Provision for Deferred Income Taxes                         766            (44,195)           363,933           122,299
            Allowance for Funds Used During Construction            (70,283)           (15,905)          (193,987)         (133,890)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                   1,240,077           (330,564)           187,717          (423,022)
            Accounts Payable                                       (262,284)          (550,351)           245,740           (45,716)
            Accrued Taxes                                         2,044,084          1,698,302            626,337           592,705
            Accrued Interest                                       (963,699)        (1,083,430)           136,107           (12,655)
            Unbilled Revenues                                      (175,652)           329,033           (336,657)           46,552
            Employee Benefit Plans                                  151,873            229,162            527,023           (13,523)
            Other-Net                                              (371,978)          (128,281)             9,882          (352,024)
                                                               ------------       ------------       ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         4,261,762          2,313,500         14,281,744        10,095,426
                                                               ------------       ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                              (3,803,987)        (1,283,172)       (15,267,847)      (12,262,310)
        Note Receivable                                                  --             (8,000)           105,500           (41,000)
        Preliminary Survey and Investigation Charges                 32,899           (226,949)          (110,646)         (328,762)
        Other-Net                                                    (5,366)           (75,658)           573,295          (799,333)
                                                               ------------       ------------       ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                            (3,776,454)        (1,593,779)       (14,699,698)      (13,431,405)
                                                               ------------       ------------       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                             (6,062,301)           (61,542)        (6,216,618)         (240,340)
        Proceeds from Issuance of Long-term Debt                  6,000,000                 --         12,390,000                --
        Short-term Bank Borrowings                               (1,600,000)           975,000          4,600,000         4,525,000
        Deferred Debt Issuance Expenses                            (600,301)                --           (611,741)          (41,617)
        Temporary Cash Investments-Restricted                     1,179,098            217,211         (5,428,735)        2,998,994
        Proceeds from Issuance of Common Stock-Net                  769,693            324,678          1,706,150         1,233,375
        Payment of Common Dividends                              (1,602,400)        (1,565,712)        (6,340,902)       (6,189,310)
        Payment of Preferred Dividends                              (63,697)           (63,697)          (254,786)         (254,786)
        Construction Advances and Contributions-Net                  50,310            140,769            481,098           690,585
                                                               ------------       ------------       ------------      ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (1,929,598)           (33,293)           324,466         2,721,901
                                                               ------------       ------------       ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,444,290)           686,428            (93,488)         (614,078)
                                                               ------------       ------------       ------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,534,384          2,497,154          3,183,582         3,797,660
                                                               ------------       ------------       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  3,090,094       $  3,183,582       $  3,090,094      $  3,183,582
                                                               ============       ============       ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)                  $  2,217,732       $  2,311,016       $  4,686,925      $  4,787,960
        Income Taxes                                           $     60,000       $    125,000       $  3,609,792      $  2,102,100



See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company. Southern Shores Water Company, LLC and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

The consolidated notes accompanying the 2001 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and its cash flows for the periods ended March 31, 2002 and 2001. Information included in the Balance Sheet as of December 31, 2001, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Regulatory Matters

Base Rate Cases - On January 25, 2002, Tidewater filed for a 24.0% or $1.5 million phased-in rate increase. Although the financial information submitted in its petition supports a 30.8% increase, Tidewater has requested the lower amount and a three-phase increase in an attempt to reduce potential rate shock to its customers. The first phase increase of 8.0% was implemented under the interim rate rules on April 1, 2002. Three separate Public Comment Sessions were held in April 2002. These meetings afford our customers the opportunity to express their opinions, which become part of the legal record, on the rate increase as well as water quality and the operations of the water systems. Evidentiary hearings have been scheduled for the mid-July 2002. Tidewater hopes to receive a decision early in the fourth quarter of 2002.

All parties to the Bayview base rate case have agreed to settle the matter prior to evidentiary hearings. This settlement, which still must be approved by the New Jersey Board of Public Utilities (BPU), calls for a six-part phase-in over a thirteen month period of a 120.3% increase or $0.1 million of additional revenues. This rate increase is needed to support the cost for replacement of the entire water distribution system in Fortescue, New Jersey. This matter, which was initiated in December 2001, is expected to be completed in June 2002.

Note 3 - Capitalization

Common Stock - During the three months ended March 31, 2002, there were 33,342 common shares ($0.7 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The increase in participation in this Plan can be attributed to the 5% discount on optional cash payments and reinvested dividends that began on March 1, 2002. The discount is scheduled to continue until the earlier of August 1, 2002 or when 100,000 shares are issued during the discount period.

Long-term Debt - On February 6, 2002, Middlesex issued its $6.0 million, 5.10%, Series DD First Mortgage Bonds. The proceeds were used to redeem and retire the $6.0 million, 7.25%, Series R First Mortgage Bonds on March 5, 2002.

Note 3 - Capitalization (cont'd.)

Bayview has submitted its financial application with the New Jersey State Revolving Fund to borrow up to $750,000 for the design and construction of an elevated water storage tank. This financing, which also requires New Jersey Board of Public Utilities approval, is scheduled to be completed in November 2002.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                          (In Thousands Except for per Share Amounts)
                                        Three Months Ended                         Twelve Months Ended
                                            March 31                                     March 31

                                  2002                    2001                   2002                  2001
       Basic:                    Income      Shares      Income      Shares     Income     Shares     Income     Shares
-----------------------------------------------------------------------------------------------------------------------
       Net Income               $ 1,277       7,640     $   884       7,579    $ 7,346      7,613    $ 5,283      7,551
       Preferred Dividend           (64)                    (64)                  (255)                 (255)
                                -------       -----     -------       -----    -------      -----    -------      -----
       Earnings Applicable
         to Common Stock        $ 1,213       7,640     $   820       7,579    $ 7,091      7,613    $ 5,028      7,551

       Basic EPS                $  0.16                 $  0.11                $  0.93               $  0.67


       Diluted:
-----------------------------------------------------------------------------------------------------------------------
       Earnings Applicable
         to Common Stock        $ 1,213       7,640     $   820       7,579    $ 7,091      7,613    $ 5,028      7,551
       $7.00 Series Dividend         26         134          26         134        104        134        104        134
       $8.00 Series Dividend         24         123          24         123         96        123         96        123
                                -------       -----     -------       -----    -------      -----    -------      -----
       Adjusted Earnings
         Applicable to
         Common Stock           $ 1,263       7,897     $   870       7,836    $ 7,291      7,870    $ 5,228      7,808

       Diluted EPS              $  0.16                 $  0.11                $  0.93               $  0.67


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

                                                 (Thousands of Dollars)
                                      Three Months Ended           Twelve Months Ended
                                          March 31,                     March 31,
Operations by Segments:              2002           2001           2002           2001
----------------------------------------------------------------------------------------
Revenues:
   Regulated                       $ 12,527       $ 11,410       $ 53,412       $ 47,752
   Non - Regulated                    1,711          1,743          7,347          6,923
Inter-segment Elimination                (9)            (9)           (36)           (36)
                                   --------       --------       --------       --------
Consolidated Revenues              $ 14,229       $ 13,144       $ 60,723       $ 54,639
                                   --------       --------       --------       --------

Operating Income:
   Regulated                       $  2,456       $  2,020       $ 11,527       $  9,576
   Non - Regulated                       56             52            406            382
Inter-segment Elimination                --             --             --             --
                                   --------       --------       --------       --------
Consolidated Operating Income      $  2,512       $  2,072       $ 11,933       $  9,958
                                   --------       --------       --------       --------
Depreciation/Amortization:
   Regulated                       $  1,287       $  1,236       $  5,046       $  4,748
   Non - Regulated                        9             14             51             57
Inter-segment Elimination                --             --             --             --

Consolidated
                                   --------       --------       --------       --------
Depreciation/Amortization          $  1,296       $  1,250       $  5,097       $  4,805
                                   --------       --------       --------       --------

Other Income:
   Regulated                       $    422       $    236       $  1,959       $  1,311
   Non - Regulated                       34             50             46             57
Inter-segment Elimination              (358)          (199)        (1,492)          (972)
                                   --------       --------       --------       --------
Consolidated Other Income          $     98       $     87       $    513       $    396
                                   --------       --------       --------       --------

Interest Expense:
   Regulated                       $  1,581       $  1,482       $  6,006       $  5,790
   Non - Regulated                       13             14             55             49
Inter-segment Elimination              (261)          (221)          (960)          (767)
                                   --------       --------       --------       --------
Consolidated Interest Expense      $  1,333       $  1,275       $  5,101       $  5,072
                                   --------       --------       --------       --------

Net Income:
   Regulated                       $  1,298       $    774       $  7,481       $  5,097
   Non - Regulated                       76             88            397            391
Inter-segment Elimination               (97)            22           (532)          (206)
                                   --------       --------       --------       --------
Consolidated Net Income            $  1,277       $    884       $  7,346       $  5,282
                                   --------       --------       --------       --------

Capital Expenditures:
   Regulated                       $  3,760       $  1,249       $ 15,161       $ 12,124
   Non - Regulated                       44             34            107            138
Inter-segment Elimination                --             --             --             --
                                   --------       --------       --------       --------
Total Capital Expenditures         $  3,804       $  1,283       $ 15,268       $ 12,262
                                   --------       --------       --------       --------


                                     As of          As of
                                   March 31,     December 31,
                                     2002           2001
Assets:
   Regulated                       $265,410       $264,601
   Non - Regulated                    3,566          3,858
Inter-segment Elimination           (33,235)       (32,085)
                                   --------       --------
Consolidated Assets                $235,741       $236,374
                                   --------       --------


Note 6 - Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." on January 1, 2002. Under SFAS No. 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and when other events or circumstances indicate an impairment may have occurred. The Company has recorded the excess of the purchase price over the historical cost of regulated water utility property as an acquisition adjustment, which is consistent with SFAS No.71, "Accounting for the Effects of Certain Types of Regulation". Approximately $0.7 million of the $2.4 million balance of unamortized acquisition adjustments at January 1, 2002 is currently recoverable in rates. Therefore, under SFAS No. 71, the Company will continue to amortize the associated remaining balance. Amortization on the $1.7 remaining million has ceased as of January 1, 2002. Even though the Company is not recovering $1.7 million through its rates, it does not believe those assets are impaired. As part of those acquisitions, wide area water utility franchises were among the assets acquired by the Company. These franchises are located in the growth corridors in Kent and Sussex County, Delaware.

The following table shows the effect on Net Income and Earnings Per Share as if this accounting standard had been adopted for all periods reflected in this report.



                                    (In Thousands Except per Share Amount)
                                  Three Months Ended     Twelve Months Ended
                                       March 31,              March 31,
                                    2002      2001        2002         2001
                                    ----      ----        ----         ----

                    Net Income     $1,277    $  884      $ 7,346     $ 5,283

        Acquisition Adjustment         --        10           --          41
                                   ------    ------      -------     -------
                   As Adjusted     $1,277    $  894      $ 7,346     $ 5,324
                                   ======    ======      =======     =======

      Basic Earnings Per Share     $ 0.16    $ 0.11      $  0.93     $  0.67

        Acquisition Adjustment         --        --           --        0.01
                                   ------    ------      -------     -------
                   As Adjusted     $ 0.16    $ 0.11      $  0.93     $  0.68
                                   ======    ======      =======     =======

    Diluted Earnings Per Share     $ 0.16    $ 0.11      $  0.93     $  0.67

        Acquisition Adjustment         --        --           --        0.01
                                   ------    ------      -------     -------
                   As Adjusted     $ 0.16    $ 0.11      $  0.93     $  0.68
                                   ======    ======      =======     =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2002

Operating revenues for the three months ended March 31, 2002 were up $1.1 million or 8.26% from the same period in 2001. Higher base rates in our New Jersey and Delaware service territories provided $0.9 million of the increase. Lower consumption in our New Jersey systems were offset completely by revenues from customer growth within existing systems in Delaware. The acquisition of Bayview and Southern Shores generated the remaining revenue increase of $0.2 million.

Operating expenses increased $0.6 million or 5.83%. Operations and maintenance expenses increased $0.2 million or 3.0% over the prior period. Depreciation expense increased 3.7% over the same period from last year. Plant improvements amounted to $10.7 million over the last twelve months.

Other taxes rose $0.1 million due to higher revenue related taxes on additional revenues from our regulated New Jersey operations and increased real estate taxes in both New Jersey and Delaware. Federal income taxes rose 47.2%, reflecting a higher amount of current taxable income.

Interest charges rose 4.59% due to a higher level of long-term and short-term debt outstanding during the quarter. Lower interest rates on the short-term debt helped reduce the level of the increase.

Net income grew by 44.5% to $1.3 million.

Results of Operations - Twelve Months Ended March 31, 2002

Operating revenues for the twelve months ended March 31, 2002 were up $6.1 million to $60.7 million. Higher consumption in all our service territories provided $1.9 million of additional revenue. Fueling the consumption growth in Delaware was the 9.0% increase in the customer base since March 2001. Rate increases accounted for $3.4 million. Service fees from our operations and maintenance contracts rose $0.4 million due to an increase in fixed fees earned under the City of Perth Amboy contract. The $0.4 million balance of the increase is the result of the acquisition of the Bayview and Southern Shores water utilities.

Operating expenses increased $4.1 million or 9.2%. Maintenance costs increased by $0.3 million due to the inclusion of costs of $0.1 million associated with the Bayview and Southern Shores systems as well as higher repair costs in our Middlesex system and contract operations. Depreciation expense increased $0.3 million or 6.1% as a result of utility plant additions of $21.7 million since March 2000.

Other taxes increased by $0.8 million due to higher revenue related taxes from our regulated New Jersey operations and increased real estate taxes in both New Jersey and Delaware. Federal income taxes rose $1.3 million or 51.6% as a result of the higher amount of taxable income.

Other income rose $0.1 million due in part to a one-time gain of $0.3 million on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility. Offsetting that gain were lower earnings on short-term investments.

Net income increased 39.1% to $7.3 million. Basic and diluted earnings per share jumped by 39.0% to $0.93 per share.

Capital Resources

The Company's capital program for 2002 is estimated to be $23.2 million and includes $12.6 million for water system additions and improvements for our Delaware systems, $2.5 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 150 miles of unlined mains in the 730 mile Middlesex System. Additional expenditures on the upgrade to the CJO Plant are estimated at $1.6 million. The capital program also includes $6.5 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $2.4 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.1 million for computer systems and $2.5 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2002 through 2004. See
Note 3 to the Consolidated Financial Statements. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $3.8 million have been incurred in the three months ended March 31, 2002. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At March 31, 2002, there was $11.6 million outstanding against the lines of credit.

Outlook

For the second time in three years, the State of New Jersey has declared a drought emergency and issued water restrictions in our New Jersey service territories. Significantly different from the 1999 restrictions is the identification of six drought regions in the State. Middlesex County, where a significant portion of our sales take place, is in one of two regions that are under less severe water use restrictions than the rest of New Jersey. Although personal car washing and pavement cleaning with water are banned, our customers are permitted to water lawns on an odd-even day system. Customers in our Pinelands and Bayview systems are restricted further to lawn watering only on two weekdays. Water restrictions will impact revenues and earnings.

Even though recent precipitation in April has been above normal levels, the New Jersey Department of Environmental Protection (DEP) and the Board of Public Utilities continues to develop plans to divert water supplies from areas where there is abundant reserves to the severely affected areas of the state.

Middlesex derives more than 75% of its water supply from New Jersey Water Supply Authority's (NJWSA) Delaware and Raritan Canal as augmented by the Round Valley/Spruce Run Reservoir System. Because that reservoir system is currently at 85% capacity, the DEP approved the diversion of nineteen million gallons a day into the North Jersey Water District. We believe this underscores the strength and adequacy of the water supply that has been developed by the NJWSA for Central New Jersey. However, a return to below normal levels of precipitation could cause the DEP to further restrict water usage.

In Delaware, a drought warning has been declared by the Governor. Water users have been asked and are encouraged to conserve water. Tidewater, which operates south of the Delaware and Chesapeake Canal (D&C Canal), relies on well water for 100% of its water supply. The State of Delaware is primarily concerned about the larger surface water systems north of the D&C Canal, which draw their water from rivers and reservoirs. It is expected that drought-related conservation in Delaware will somewhat temper revenue increases from the projected 9% customer growth for 2002 as well as the 8% interim rate increase.


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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.4 million of the current portion of four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

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

                  (b) Reports on Form 8-K:        Filed  April 3, 2002



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             MIDDLESEX WATER COMPANY
                                  (Registrant)





                                                   /s/ A. Bruce O'Connor
                                                   -----------------------------
Date: May 14, 2002                                 A. Bruce O'Connor
                                                   Vice President and Controller