Form 10-Q
period 2002-06-30
MIDDLESEX WATER CO
filed 2002-08-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended: June 30, 2002                                    No. 0-422
                   -------------                                    ----------


                             MIDDLESEX WATER COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


INCORPORATED IN NEW JERSEY                                     22-1114430
--------------------------                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1500 RONSON ROAD, ISELIN, NJ                                     08830
----------------------------                                     -----
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

                             YES [X] .      NO [_] .

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at June 30, 2002
          -----                                 ----------------------------
Common Stock, No Par Value                                7,728,590

                                      INDEX


PART I.   FINANCIAL INFORMATION                                            PAGE


Item 1.   Financial Statements:
          Consolidated Statements of Income                                  1
          Consolidated Balance Sheets                                        2
          Consolidated Statements of Capitalization and Retained Earnings    4
          Consolidated Statements of Cash Flows                              5
          Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures of Market Risk            11

PART II.  OTHER INFORMATION                                                  12


SIGNATURE                                                                    13


                                                    MIDDLESEX WATER COMPANY
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)



                                                     Three Months                Six Months                  Twelve Months
                                                     Ended June 30,            Ended June 30,                Ended June 30,

                                                   2002          2001         2002          2001           2002          2001
                                                   ----          ----         ----          ----           ----          ----

Operating Revenues                              $15,525,335   $14,753,732  $29,754,738   $27,897,630    $61,495,253   $55,335,842
                                                -----------   -----------  -----------   -----------    -----------   -----------
Operating Expenses:
    Operations                                    7,524,713     7,156,442   14,738,281    14,178,673     29,580,398    27,780,155
    Maintenance                                     659,835       657,901    1,317,399     1,280,270      2,755,718     2,519,153
    Depreciation                                  1,312,830     1,259,107    2,608,548     2,508,952      5,150,995     4,903,245
    Other Taxes                                   1,967,478     1,883,940    3,819,138     3,586,937      7,872,607     7,085,703
    Federal Income Taxes                          1,009,184       988,394    1,708,089     1,463,330      3,958,404     2,809,363
                                                -----------   -----------  -----------   -----------    -----------   -----------

       Total Operating Expenses                  12,474,040    11,945,784   24,191,455    23,018,162     49,318,122    45,097,619
                                                -----------   -----------  -----------   -----------    -----------   -----------

               Operating Income                   3,051,295     2,807,948    5,563,283     4,879,468     12,177,131    10,238,223

Other Income:
    Allowance for Funds Used During Construction     81,691        22,353      151,974        38,258        253,325       128,655
    Other - Net                                       4,815       345,010       32,728       416,169        (21,090)      569,696
                                                -----------   -----------  -----------   -----------    -----------   -----------

       Total Other Income                            86,506       367,363      184,702       454,427        232,235       698,351

Income Before Interest Charges                    3,137,801     3,175,311    5,747,985     5,333,895     12,409,366    10,936,574
                                                -----------   -----------  -----------   -----------    -----------   -----------

Interest Charges                                  1,248,442     1,257,232    2,581,920     2,532,166      5,092,046     5,104,382
                                                -----------   -----------  -----------   -----------    -----------   -----------

Net Income                                        1,889,359     1,918,079    3,166,065     2,801,729      7,317,320     5,832,192

Preferred Stock Dividend Requirements                63,696        63,696      127,393       127,393        254,786       254,786
                                                -----------   -----------  -----------   -----------    -----------   -----------

Earnings Applicable to Common Stock              $1,825,663    $1,854,383   $3,038,672    $2,674,336     $7,062,534    $5,577,406
                                                ===========   ===========  ===========   ===========    ===========   ===========

Earnings per share of Common Stock:
    Basic                                            $ 0.24        $ 0.24       $ 0.40        $ 0.35         $ 0.92        $ 0.74
    Diluted                                          $ 0.24        $ 0.24       $ 0.40        $ 0.35         $ 0.92        $ 0.74

Average Number of
    Common Shares Outstanding :
    Basic                                         7,702,843     7,593,257    7,671,517     7,586,117      7,640,530     7,568,435
    Diluted                                       7,960,198     7,850,612    7,928,872     7,843,472      7,897,885     7,825,790

Cash Dividends Paid per Common Share                $ 0.210        $0.207       $0.420        $0.413         $0.840        $0.823


See Notes to Consolidated Financial Statements.


                                MIDDLESEX WATER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                                ASSETS AND OTHER DEBITS


                                                        June 30,       December 31,
                                                          2002             2001
                                                      ------------     ------------
                                                       (Unaudited)
UTILITY PLANT:
     Water Production                                 $ 71,413,329     $ 69,636,415
     Transmission and Distribution                     151,460,601      145,409,761
     General                                            21,209,244       20,797,621
     Construction Work in Progress                       4,305,102        3,890,406
                                                      ------------     ------------
              TOTAL                                    248,388,276      239,734,203
Less Accumulated Depreciation                           45,801,257       43,670,744
                                                      ------------     ------------

              UTILITY PLANT-NET                        202,587,019      196,063,459
                                                      ------------     ------------

NONUTILITY ASSETS-NET                                    3,034,428        2,996,119
                                                      ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                           1,280,907        4,534,384
     Temporary Cash Investments-Restricted               7,866,839        9,210,283
     Accounts Receivable (net of allowance
         for doubtful accounts)                          6,105,570        6,665,720
     Unbilled Revenues                                   3,665,056        2,801,015
     Materials and Supplies (at average cost)            1,178,635        1,027,920
     Prepayments and Other Current Assets                1,286,829          869,693
                                                      ------------     ------------

              TOTAL CURRENT ASSETS                      21,383,836       25,109,015
                                                      ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                            3,408,983        2,873,976
     Preliminary Survey and Investigation Charges          953,579          943,622
     Regulatory Assets
         Income Taxes                                    6,038,474        6,038,474
         Post Retirement Costs                             912,364          955,468
     Other                                               1,473,749        1,393,540
                                                      ------------     ------------

              TOTAL DEFERRED CHARGES                    12,787,149       12,205,080
                                                      ------------     ------------

                             TOTAL                    $239,792,432     $236,373,673
                                                      ============     ============

See Notes to Consolidated Financial Statements.


                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS



                                                         June 30,       December 31,
                                                           2002             2001
                                                       ------------     ------------
                                                       (Unaudited)
CAPITALIZATION (see accompanying statements)           $166,499,715     $164,493,833
                                                       ------------     ------------

CURRENT LIABILITIES:
       Current Portion of Long-term Debt                    486,853          358,836
       Notes Payable                                     12,625,000       13,225,000
       Accounts Payable                                   3,765,443        2,396,335
       Taxes Accrued                                      6,774,389        6,330,877
       Interest Accrued                                   1,790,924        1,813,896
       Other                                              1,819,741        1,845,642
                                                       ------------     ------------

                 TOTAL CURRENT LIABILITIES               27,262,350       25,970,586
                                                       ------------     ------------

DEFERRED CREDITS:
       Customer Advances for Construction                10,476,043       10,789,513
       Accumulated Deferred Investment Tax Credits        1,893,108        1,932,416
       Accumulated Deferred Federal Income Taxes         12,806,460       12,716,171
       Employee Benefit Plans                             5,009,625        5,262,676
       Other                                              1,071,285        1,084,590
                                                       ------------     ------------

                 TOTAL DEFERRED CREDITS                  31,256,521       31,785,366
                                                       ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                     14,773,846       14,123,888
                                                       ------------     ------------

                           TOTAL                       $239,792,432     $236,373,673
                                                       ============     ============



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS




                                                                                    June 30,          December 31,
                                                                                      2002                2001
                                                                                  -------------      -------------
                                                                                   (Unaudited)
CAPITALIZATION:
        Common Stock, No Par Value
              Shares Authorized, 20,000,000
              Shares Outstanding - 2002 - 7,728,590; 2001 - 7,626,002             $  52,495,103      $  50,099,621
        Retained Earnings                                                            22,006,517         22,190,691
                                                                                  -------------      -------------
                         TOTAL COMMON EQUITY                                         74,501,620         72,290,312
                                                                                  -------------      -------------
        Cumulative Preference Stock, No Par Value
              Shares Authorized, 100,000; Shares Outstanding, None
        Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
          Convertible:
              Shares Outstanding, $7.00 Series - 14,881                               1,562,505          1,562,505
              Shares Outstanding, $8.00 Series - 12,000                               1,398,857          1,398,857
          Nonredeemable:
              Shares Outstanding, $7.00 Series -  1,017                                 101,700            101,700
              Shares Outstanding, $4.75 Series - 10,000                               1,000,000          1,000,000
                                                                                  -------------      -------------
                         TOTAL CUMULATIVE PREFERRED STOCK                             4,063,062          4,063,062
                                                                                  -------------      -------------
        Long-term Debt:
              8.05% Amortizing Secured Note, due December 20, 2021                    3,234,654          3,264,536
              4.00% State Revolving Trust Bond, due September 1, 2021                   850,000            850,000
              0.00% State Revolving Fund Bond, due September 1, 2021                    750,000            750,000
              First Mortgage Bonds:
                     7.25%, Series R, due July 1, 2021                                       --          6,000,000
                     5.20%, Series S, due October 1, 2022                            12,000,000         12,000,000
                     5.25%, Series T, due October 1, 2023                             6,500,000          6,500,000
                     6.40%, Series U, due February 1, 2009                           15,000,000         15,000,000
                     5.25%, Series V, due February 1, 2029                           10,000,000         10,000,000
                     5.35%, Series W, due February 1, 2038                           23,000,000         23,000,000
                     0.00%, Series X, due August 1, 2018                                903,168            917,363
                     4.53%, Series Y, due August 1, 2018                              1,055,000          1,055,000
                     0.00%, Series Z, due September 1, 2019                           1,989,064          2,022,396
                     5.25%, Series AA, due September 1, 2019                          2,350,000          2,350,000
                     0.00%, Series BB, due September 1, 2021                          2,350,000          2,350,000
                     4.00%, Series CC, due September 1, 2021                          2,440,000          2,440,000
                     5.10%, Series DD, due January 1, 2032                            6,000,000                 --
                                                                                  -------------      -------------
                        SUBTOTAL LONG-TERM DEBT                                      88,421,886         88,499,295
                                                                                  -------------      -------------
                          Less: Current Portion of Long-term Debt                      (486,853)          (358,836)
                                                                                  -------------      -------------
                                   TOTAL LONG-TERM DEBT                              87,935,033         88,140,459
                                                                                  -------------      -------------
                                        TOTAL CAPITALIZATION                      $ 166,499,715      $ 164,493,833
                                                                                  =============      =============


                                           Six Months Ended      Year Ended
                                               June 30,         December 31,
                                                2002               2001
                                             -----------        -----------
                                             (Unaudited)
RETAINED EARNINGS:
        BALANCE AT BEGINNING OF PERIOD       $22,190,691        $21,796,707
        Net Income                             3,166,065          6,952,984
                                             -----------        -----------
                    TOTAL                     25,356,756         28,749,691
                                             -----------        -----------
        Cash Dividends:
              Cumulative Preferred Stock         127,393            254,786
              Common Stock                     3,219,158          6,304,214
        Common Stock Expenses                      3,688                 --
                                             -----------        -----------
                    TOTAL DEDUCTIONS           3,350,239          6,559,000
                                             -----------        -----------
BALANCE AT END OF PERIOD                     $22,006,517        $22,190,691
                                             ===========        ===========



See Notes to Consolidated Financial Statements.

                                                 MIDDLESEX WATER COMPANY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)



                                                                Six Months Ended June 30       Twelve Months Ended June 30
                                                                   2002            2001           2002            2001
                                                                   ----            ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $ 3,166,065     $ 2,801,729    $ 7,317,320     $ 5,832,192
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                        2,804,251       2,693,378      5,414,409       5,222,933
            Provision for Deferred Income Taxes                     90,289          99,130        310,131         211,875
            Allowance for Funds Used During Construction          (137,551)        (38,258)      (238,902)       (128,655)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                    560,162        (958,650)       135,888        (172,729)
            Accounts Payable                                     1,367,259        (232,483)     1,557,415        (708,406)
            Accrued Taxes                                          443,512         741,216        (17,149)        689,324
            Accrued Interest                                       (21,123)        (12,304)         7,557         (23,114)
            Unbilled Revenues                                     (864,041)       (505,458)      (190,555)       (297,939)
            Employee Benefit Plans                                (276,646)        371,442        (43,776)       (183,999)
            Other-Net                                             (748,014)       (525,954)        31,519        (826,132)
                                                             --------------  -------------- --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,384,163       4,433,788     14,283,857       9,615,350
                                                             --------------  -------------- --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                             (9,044,088)     (3,730,912)   (18,060,208)    (11,483,149)
        Note Receivable                                                 --          97,500             --          70,500
        Preliminary Survey and Investigation Charges                (9,957)       (460,720)        80,269        (338,985)
        Other-Net                                                  (31,143)       (572,013)     1,043,873      (1,343,964)
                                                             --------------  -------------- --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                           (9,085,188)     (4,666,145)   (16,936,066)    (13,095,598)
                                                             --------------  -------------- --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                            (6,077,409)        (75,355)    (6,217,913)       (241,524)
        Proceeds from Issuance of Long-term Debt                 6,000,000              --     12,390,000              --
        Short-term Bank Borrowings                                (600,000)      3,050,000      3,525,000       6,100,000
        Deferred Debt Issuance Expenses                           (600,208)         (1,885)      (609,763)        (43,502)
        Temporary Cash Investments-Restricted                    1,343,444            (558)    (5,046,620)      3,032,935
        Proceeds from Issuance of Common Stock-Net               2,391,794         648,264      3,004,665       1,274,765
        Payment of Common Dividends                             (3,219,158)     (3,134,478)    (6,388,894)     (6,229,177)
        Payment of Preferred Dividends                            (127,393)       (127,393)      (254,786)       (254,786)
        Construction Advances and Contributions-Net                336,477         336,166        571,868         684,672
                                                             --------------  -------------- --------------  --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (552,453)        694,761        973,557       4,323,383
                                                             --------------  -------------- --------------  --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (3,253,478)        462,404     (1,678,652)        843,135
                                                             --------------  -------------- --------------  --------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,534,384       2,497,154      2,959,558       2,116,423
                                                             --------------  -------------- --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,280,906     $ 2,959,558    $ 1,280,906     $ 2,959,558
                                                             ==============  ============== ==============  ==============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)                  $ 2,870,149     $ 2,450,576    $ 5,199,782     $ 4,787,960
        Income Taxes                                           $ 1,622,500     $ 1,157,792    $ 4,139,500     $ 2,102,100

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets". There was no impact on the financial statements.

The consolidated notes accompanying the 2001 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and its cash flows for the periods ended June 30, 2002 and 2001. Information included in the Balance Sheet as of December 31, 2001, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Regulatory Matters

Base Rate Cases - On January 25, 2002, Tidewater filed for a 24.0% or $1.5 million phased-in rate increase. Although the financial information submitted in its petition supports a 30.8% increase, Tidewater has requested the lower amount and a three-phase increase in an attempt to reduce potential rate shock to its customers. The first phase increase of 8.0% was implemented under the interim rate rules on April 1, 2002. An update of the original filing supports a 28.8% increase. Three separate Public Comment Sessions were held in April 2002. These meetings afford our customers the opportunity to express their opinions, which become part of the legal record, on the rate increase as well as water quality and the operations of the water systems. Tidewater, the Ratepayer Advocate and the Delaware Public Service Commission (PSC) Staff have agreed to a stipulated rate base. For the remaining unresolved issues, evidentiary hearings were held on July 17 and 18, 2002. The most significant issue is the PSC Staff's position of imputing a hypothetical capital structure and debt cost by using Middlesex consolidated capital structure and cost of debt. Tidewater utilized its actual capital structure and debt cost in its rate filing, which we believe is consistent with the Delaware regulatory rules and court rulings. Tidewater can not predict the outcome of this rate case, but hopes to receive a decision early in the fourth quarter of 2002.

While the parties to the Bayview rate case have considered a stipulated rate increase of 120.3%, they have been unable formally to reach an agreement. Several options, including an extended phase in period, have been considered. The BPU is required by statute to render a decision on Bayview's base rate increase request by September 20, 2002. Hearings are scheduled for August 20, 2002.

Note 3 - Capitalization

Common Stock - During the three months ended June 30, 2002, there were 69,246 common shares ($1.6 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The increase in participation in this Plan can be attributed to the 5% discount on optional cash payments and reinvested dividends that began on March 1, 2002. The discount period ended July 1, 2002 when the maximum level of 100,000 shares were issued.

Long-term Debt - On February 6, 2002, Middlesex issued its $6.0 million, 5.10%, Series DD First Mortgage Bonds. The proceeds were used to redeem and retire the $6.0 million, 7.25%, Series R First Mortgage Bonds on March 5, 2002.

Bayview had submitted its financial application with the New Jersey State Revolving Fund (NJSRF)to borrow up to $750,000 for the design and construction of an elevated water storage tank. Due to tank location and permitting issues, Bayview is unable to meet the NJSRF 2002 financing timetable and has requested that its application be bypassed for this year. We anticipate that all the necessary steps will be completed to comply with the 2003 NJSRF financing timetable.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.


                                                 (In Thousands Except for per Share Amounts)

                          Three Months Ended                   Six Months Ended                 Twelve Months Ended
                                June 30,                           June 30,                           June 30,

                         2002             2001              2002             2001             2002             2001
Basic:                  Income   Shares  Income    Shares  Income   Shares  Income   Shares  Income   Shares  Income   Shares
------------------------------------------------------------------------------------------------------------------------------------
Net Income            $ 1,890    7,703  $ 1,918    7,593  $ 3,166    7,672 $ 2,801    7,586 $ 7,318   7,641 $ 5,832    7,568
Preferred Dividend        (64)              (64)             (127)            (127)            (255)           (255)
                      -------    -----  -------    -----  -------    ----- -------    ----- -------   ----- -------    -----
Earnings Applicable
   to Common Stock    $ 1,826    7,703  $ 1,854    7,593  $ 3,039    7,672 $ 2,674    7,586 $ 7,063   7,641 $ 5,577    7,568

Basic EPS             $  0.24           $  0.24           $  0.40          $  0.35          $  0.92         $  0.74
                      -------    -----  -------    -----  -------    ----- -------    ----- -------   ----- -------    -----

------------------------------------------------------------------------------------------------------------------------------------
Diluted:
------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock     $ 1,826    7,703  $ 1,854    7,593  $ 3,039    7,672 $ 2,674    7,586 $ 7,063   7,641 $ 5,577    7,568
$7.00 Series Dividend      26      134       26      134       52      134      52      134     104     134     104      134
$8.00 Series Dividend      24      123       24      123       48      123      48      123      96     123      96      123
                      -------    -----  -------    -----  -------    ----- -------    ----- -------   ----- -------    -----

Adjusted Earnings
  Applicable to
  Common Stock        $ 1,876    7,960  $ 1,904    7,850  $ 3,139    7,929 $ 2,774    7,843 $ 7,263   7,898 $ 5,777    7,825

Diluted EPS           $  0.24           $  0.24           $  0.40          $  0.35          $  0.92         $  0.74


Note 5 - Business Segment Data


The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.


                                                           (Thousands of Dollars)
                                  Three Months Ended          Six Months Ended       Twelve Months Ended
                                       June 30,                   June 30,                 June 30,
Operations by Segments:            2002         2001         2002          2001        2002         2001
-----------------------------------------------------------------------------------------------------------

Revenues:
   Regulated                     $ 13,661     $ 13,059     $ 26,188     $ 24,469     $ 54,014     $ 48,524
   Non - Regulated                  1,873        1,704        3,585        3,447        7,517        6,848
Inter-segment Elimination              (9)          (9)         (18)         (18)         (36)         (36)
                                 -------------------------------------------------------------------------
Consolidated Revenues            $ 15,525     $ 14,754     $ 29,755     $ 27,898     $ 61,495     $ 55,336
                                 -------------------------------------------------------------------------

Operating Income:
   Regulated                     $  2,970     $  2,702     $  5,427     $  4,722     $ 11,795     $  9,893
   Non - Regulated                     81          106          136          157          382          345
Inter-segment Elimination              --           --           --           --           --           --
                                 -------------------------------------------------------------------------
Consolidated Operating Income    $  3,051     $  2,808     $  5,563     $  4,879     $ 12,177     $ 10,238
                                 -------------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                     $  1,303     $  1,245     $  2,590     $  2,481     $  5,104     $  4,846
   Non - Regulated                     10           14           19           28           47           57
Inter-segment Elimination              --           --           --           --           --           --
Consolidated
                                 -------------------------------------------------------------------------
Depreciation/Amortization        $  1,313     $  1,259     $  2,609     $  2,509     $  5,151     $  4,903
                                 -------------------------------------------------------------------------

Other Income:
   Regulated                     $    682     $    617     $  1,104     $    853     $  2,023     $  1,534
   Non - Regulated                      1            5           35           55           42           62
Inter-segment Elimination            (596)        (255)        (954)        (454)      (1,833)        (898)
                                 -------------------------------------------------------------------------
Consolidated Other Income        $     87     $    367     $    185     $    454     $    232     $    698
                                 -------------------------------------------------------------------------

Interest Expense:
   Regulated                     $  1,526     $  1,476     $  3,107     $  2,958     $  6,055     $  5,897
   Non - Regulated                     13           14           26           28           54           39
Inter-segment Elimination            (291)        (233)        (551)        (454)      (1,017)        (832)
                                 -------------------------------------------------------------------------
Consolidated Interest Expense    $  1,248     $  1,257     $  2,582     $  2,532     $  5,092     $  5,104
                                 -------------------------------------------------------------------------

Net Income:
   Regulated                     $  2,126     $  1,843     $  3,424     $  2,617     $  7,763     $  5,529
   Non - Regulated                     69           97          145          184          370          368
Inter-segment Elimination            (305)         (22)        (403)          --         (816)         (65)
                                 -------------------------------------------------------------------------
Consolidated Net Income          $  1,890     $  1,918     $  3,166     $  2,801     $  7,317     $  5,832
                                 -------------------------------------------------------------------------

Capital Expenditures:
   Regulated                     $  5,215     $  2,419     $  8,975     $  3,667     $ 17,957     $ 11,365
   Non - Regulated                     25           29           69           64          103          118
Inter-segment Elimination              --           --           --           --           --           --
                                 -------------------------------------------------------------------------
Total Capital Expenditures       $  5,240     $  2,448     $  9,044     $  3,731     $ 18,060     $ 11,483
                                 -------------------------------------------------------------------------


                                  As of        As of
                                 June 30,   December 31,
                                   2002        2001
                                 ---------------------------
Assets:
   Regulated                     $271,744     $264,601
   Non - Regulated                  3,340        3,858
Inter-segment Elimination         (35,292)     (32,085)
                                 ---------------------------
Consolidated Assets              $239,792     $236,374
                                 ---------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2002

Operating revenues for the three months ended June 30, 2002 were up $0.8 million or 5.23% from the same period in 2001. Higher base rates in our New Jersey and Delaware service territories provided $0.9 million of the increase. Lower consumption of $0.7 million in our New Jersey systems offset $0.2 million of revenues from customer growth within existing systems in Delaware. Service fees from our operations and maintenance contracts rose $0.2 million due to an increase in fixed fees for sewer disposal costs under the City of Perth Amboy contract. The acquisition of Bayview and Southern Shores generated the remaining revenue increase of $0.2 million.

Operating expenses increased $0.5 million or 4.42%. Operations and Maintenance O&M expenses increased $0.4 million or 4.74% over the prior period. Approximately $0.1 million of this increase is due to the inclusion of Bayview and Southern Shores expenses. O&M expenses were down slightly in New Jersey due to lower costs associated with production. Tidewater O&M expenses increased by $0.1 million as customer growth increased production related costs and the need for additional employees. There were higher sewer disposal costs of $0.2 million for USA-PA. Depreciation expense increased 4.27% over the same period from last year. Plant improvements amounted to $10.3 million over the last twelve months.

Other taxes rose $0.1 million due to higher revenue related taxes on additional revenues from our regulated New Jersey operations and increased real estate taxes in both New Jersey and Delaware.

Allowance for Funds Used During Construction (AFUDC) rose during the quarter as Tidewater's capital program now includes larger projects with longer construction schedules. Other income was lower by $0.3 million due to the recognition in 2001 of a one-time gain reported by an entity that Middlesex owns a 23% equity interest.

Even though there is a higher level of long-term and short-term debt outstanding during the quarter, lower interest rates on short-term debt and the $6.0 million refinancing of long-term debt at a lower rate caused interest expense to decline over last year.

Net Income for the quarter were slightly below 2001 results and earnings per share were flat at $0.24.

Results of Operations - Six Months Ended June 30, 2002

Operating revenues for the six months rose $1.9 million or 6.66% over the prior year. Higher base rates in our New Jersey and Delaware service territories provided $1.7 million of the increase. Consumption growth of $0.5 million in Delaware was offset by lower consumption revenues of $0.6 million in our Middlesex system. The acquisition of Bayview and Southern Shores generated additional revenues of $0.3 million.

Operating expenses increased by $1.2 million for the year. O&M expenses accounted for $0.6 million of the increase. An increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits contributed to the higher O&M costs. Approximately $0.1 million is due to the inclusion of Bayview and Southern Shores O&M expenses.

Other taxes increased by $0.2 million due to revenue related taxes on higher New Jersey based revenues and increased real estate taxes in both New Jersey and Delaware. Higher Federal income taxes of $0.2 million over last year are attributable to the favorable operating results during the first half of 2002.

AFUDC rose for the year as Tidewater's capital program now includes larger projects with longer construction schedules. Other income was lower by $0.4 million due mostly to the recognition in 2001 of a one-time gain reported by an entity that Middlesex owns a 23% equity interest.

Even though there is a higher level of long-term and short-term debt outstanding compared to last year, lower interest rates on short-term debt and the $6.0 million refinancing of long-term debt at a lower rate helped to keep the interest expense increase to less than 2.0%.

Net income rose to $3.2 million from $2.8 million and basic and diluted earnings per share rose 14.3% or $0.05 to $0.40 per share.

Results of Operations - Twelve Months Ended June 30, 2002

Operating revenues for the twelve months ended June 30, 2002 were up $6.2 million to $61.5 million. Higher consumption in all our service territories provided $1.1 million of additional revenue. Fueling the consumption growth is the 11.0% increase in our Delaware customer base since June 2001. Rate increases in New Jersey and Delaware accounted for $3.9 million. Service fees from our operations and maintenance contracts rose $0.6 million. This was due to a $0.8 million increase in fixed fees for sewer disposal costs under the City of Perth Amboy contract and was partially offset by lower contract fees of $0.2 million related to capital construction projects managed by us under the contract with the City. The $0.6 million balance of the increase is the result of the acquisition of the Bayview and Southern Shores water utilities.

Operating expenses increased $4.2 million or 9.36%. The $2.0 million increase in O&M costs is attributable to a $0.8 million increase for sewer disposal costs under the City of Perth Amboy contract and the inclusion of costs of $0.4 million associated with the Bayview and Southern Shores systems. Purchased water was up $0.2 million and employee labor and benefits expenses rose $0.7 million. Depreciation expense increased $0.2 million or 5.05% as a result of utility plant additions of $21.1 million since June 2000.

Other taxes increased by $0.8 million due to higher revenue related taxes from our regulated New Jersey operations and increased real estate taxes in both New Jersey and Delaware. Federal income taxes rose $1.1 million or 40.9% as a result of the higher amount of taxable income.

Other income fell $0.5 million due in part to the recognition in 2001 of a one-time gain of $0.3 million on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility. Lower earnings on short-term investments also reduced other income.

Net income increased 25.46% to $7.3 million. Basic and diluted earnings per share jumped by 24.32% to $0.92 per share.

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

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2002 through 2004. See
Note 3 to the Consolidated Financial Statements. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $9.0 million have been incurred in the six months ended June 30, 2002.

The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At June 30, 2002, there was $12.6 million outstanding against the lines of credit.

Outlook

The State of New Jersey has modified its water restrictions that had been declared as part of the statewide drought emergency. Personal car washing is permitted on weekends and residents are permitted to water lawns on an odd-even day system. Earlier, more severe restrictions and higher than expected rainfall during the second quarter impacted revenues and earnings. The loosening of restrictions and the return to more typical summer weather patterns in late June and all of July is increasing consumption as shown by the plant production information for those periods.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.5 million of the current portion of four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         Annual Meeting of Shareholders held on May 22, 2002.

         Matters voted upon at the meeting:
         Nominees for Class III, term expiring 2005

                                            FOR                   WITHHOLD
                                            ---                   --------
         John R. Middleton, M.D.         6,275,555                 80,572
         Jeffries Shein                  6,274,938                 81,189
         J. Richard Tompkins             6,281,077                 75,050

         Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 2002:

              FOR                    AGAINST                ABSTAIN
              ---                    -------                -------
           6,288,592                  35,817                 31,718


         Resolution approving the amendment to the Restated Certificate of Incorporation to increase the Authorized Common Stock from 10,000,000 shares to 20,000,000 shares.

              FOR                    AGAINST                ABSTAIN
              ---                    -------                -------
           6,102,598                 202,877                 50,652


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:                 None.

(b)            Reports on Form 8-K: None.

                                   SIGNATURES


     I, J. Richard Tompkins, hereby certify that, to the best of my knowledge, the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)) and that information contained in said periodic report fairly presents) in all material respects, the financial condition and results of operations of Middlesex Water Company for the period covered by said periodic report.


                              /s/ J. Richard Tompkins
                              ----------------------------
                                  J. Richard Tompkins
                                  Chief Executive Officer




     I, A. Bruce O' Connor, hereby certify that, to the best of my knowledge, the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Middlesex Water Company for the period covered by said periodic report.


                              /s/ A. Bruce O'Connor
                              ----------------------------
                                  A. Bruce O'Connor
                                  Chief Financial Officer





Date: August 13. 2002