Form 10-Q
period 2002-09-30
MIDDLESEX WATER CO
filed 2002-11-14
CIK 66004

SECURITIES AND 0EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended: September 30, 2002                            No. 0-422
                   ------------------                                -----


                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)


INCORPORATED IN NEW JERSEY                                       22-1114430
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1500 RONSON ROAD, ISELIN, NJ                                 08830
----------------------------------------                     -------------------
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

                               YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at September 30, 2002
            -----                              ---------------------------------
Common Stock, No Par Value                                 7,745,169

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                        PAGE
                                                                                               ----

Item 1.           Financial Statements:
                  Consolidated Statements of Income                                              1
                  Consolidated Balance Sheets                                                    2
                  Consolidated Statements of Capitalization and Retained Earnings                4
                  Consolidated Statements of Cash Flows                                          5
                  Notes to Consolidated Financial Statements                                     6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            9

Item 3.           Quantitative and Qualitative Disclosures of Market Risk                       11

PART II. OTHER INFORMATION                                                                      12


SIGNATURE                                                                                       13

CERTIFICATIONS                                                                               14-15


                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three Months                Nine Months                Twelve Months
                                                      Ended September 30,        Ended September 30,         Ended September 30,

                                                      2002          2001          2002          2001          2002          2001
                                                      ----          ----          ----          ----          ----          ----

Operating Revenues                                 $16,983,016   $16,065,400   $46,737,754   $43,963,030   $62,412,869   $57,014,243
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Operating Expenses:
    Operations                                       7,995,208     7,297,815    22,733,489    21,476,488    30,277,791    28,020,909
    Maintenance                                        684,530       704,953     2,001,929     1,985,223     2,735,295     2,532,044
    Depreciation                                     1,072,630     1,264,812     3,681,178     3,773,764     4,958,813     4,997,323
    Other Taxes                                      2,096,025     2,031,965     5,915,163     5,618,902     7,936,667     7,245,901
    Federal Income Taxes                             1,381,791     1,233,979     3,089,880     2,697,309     4,106,216     3,142,499
                                                   -----------   -----------   -----------   -----------   -----------   -----------

       Total Operating Expenses                     13,230,184    12,533,524    37,421,639    35,551,686    50,014,782    45,938,676
                                                   -----------   -----------   -----------   -----------   -----------   -----------

               Operating Income                      3,752,832     3,531,876     9,316,115     8,411,344    12,398,087    11,075,567

Other Income:
    Allowance for Funds Used During Construction        34,465        38,776       186,439        77,034       249,014        91,154
    Other - Net                                         77,893        29,017       110,621       445,186        27,786       562,013
                                                   -----------   -----------   -----------   -----------   -----------   -----------

       Total Other Income                              112,358        67,793       297,060       522,220       276,800       653,167

Income Before Interest Charges                       3,865,190     3,599,669     9,613,175     8,933,564    12,674,887    11,728,734
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Interest Charges                                     1,293,379     1,226,153     3,875,299     3,758,319     5,159,272     5,060,469
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Net Income                                           2,571,811     2,373,516     5,737,876     5,175,245     7,515,615     6,668,265

Preferred Stock Dividend Requirements                   63,697        63,697       191,090       191,090       254,786       254,786
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock                $ 2,508,114   $ 2,309,819   $ 5,546,786   $ 4,984,155   $ 7,260,829   $ 6,413,479
                                                   ===========   ===========   ===========   ===========   ===========   ===========

Earnings per share of Common Stock:
    Basic                                          $      0.32   $      0.30   $      0.72   $      0.66   $      0.95   $      0.85
    Diluted                                        $      0.32   $      0.30   $      0.71   $      0.65   $      0.94   $      0.84

Average Number of
    Common Shares Outstanding :
    Basic                                            7,736,859     7,600,919     7,693,537     7,591,104     7,674,795     7,584,633
    Diluted                                          7,994,214     7,858,274     7,950,892     7,848,459     7,932,150     7,841,988

Cash Dividends Paid per Common Share               $     0.210   $     0.207   $     0.630   $     0.620   $     0.840   $     0.827


* All share and per share amounts reflect the three-for-two common stock split effective January 2, 2002.
See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS


                                                       September 30,      December 31,
                                                           2002               2001
                                                           ----               ----
                                                       (Unaudited)

UTILITY PLANT:
     Water Production                                  $ 71,447,751      $ 69,636,415
     Transmission and Distribution                      152,595,966       145,409,761
     General                                             21,441,962        20,797,621
     Construction Work in Progress                        6,476,277         3,890,406
                                                       ------------      ------------
              TOTAL                                     251,961,956       239,734,203
Less Accumulated Depreciation                            46,744,227        43,670,744
                                                       ------------      ------------

              UTILITY PLANT-NET                         205,217,729       196,063,459
                                                       ------------      ------------

NONUTILITY ASSETS-NET                                     3,150,897         2,996,119
                                                       ------------      ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                            1,777,077         4,534,384
     Temporary Cash Investments-Restricted                7,825,070         9,210,283
     Accounts Receivable (net of allowance
         for doubtful accounts)                           6,862,869         6,665,720
     Unbilled Revenues                                    3,425,791         2,801,015
     Materials and Supplies (at average cost)             1,133,802         1,027,920
     Prepayments and Other Current Assets                 1,088,375           869,693
                                                       ------------      ------------

              TOTAL CURRENT ASSETS                       22,112,984        25,109,015
                                                       ------------      ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                             3,277,437         2,873,976
     Preliminary Survey and Investigation Charges           880,953           943,622
     Regulatory Assets
         Income Taxes                                     6,038,474         6,038,474
         Post Retirement Costs                              890,812           955,468
     Other                                                1,478,368         1,393,540
                                                       ------------      ------------

              TOTAL DEFERRED CHARGES                     12,566,044        12,205,080
                                                       ------------      ------------

                             TOTAL                     $243,047,654      $236,373,673
                                                       ============      ============



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS

                                                      September 30,      December 31,
                                                          2002              2001
                                                          ----              ----
                                                      (Unaudited)

CAPITALIZATION (see accompanying statements)          $167,397,308      $164,493,833
                                                      ------------      ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                     637,945           358,836
     Notes Payable                                      17,250,000        13,225,000
     Accounts Payable                                    2,094,312         2,396,335
     Taxes Accrued                                       6,905,462         6,330,877
     Interest Accrued                                      693,222         1,813,896
     Other                                               1,816,449         1,845,642
                                                      ------------      ------------

              TOTAL CURRENT LIABILITIES                 29,397,390        25,970,586
                                                      ------------      ------------

DEFERRED CREDITS:
     Customer Advances for Construction                 10,498,491        10,789,513
     Accumulated Deferred Investment Tax Credits         1,873,453         1,932,416
     Accumulated Deferred Federal Income Taxes          12,754,936        12,716,171
     Employee Benefit Plans                              5,146,289         5,262,676
     Other                                               1,128,432         1,084,590
                                                      ------------      ------------

              TOTAL DEFERRED CREDITS                    31,401,601        31,785,366
                                                      ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                    14,851,355        14,123,888
                                                      ------------      ------------

                        TOTAL                         $243,047,654      $236,373,673
                                                      ============      ============



See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS

                                                                                September 30,       December 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                 (Unaudited)
CAPITALIZATION:
     Common Stock, No Par Value
         Shares Authorized, 20,000,000
         Shares Outstanding - 2002 - 7,745,169                                  $  52,943,939       $  50,099,621
                              2001 - 7,626,002
     Retained Earnings                                                             22,890,926          22,190,691
                                                                                -------------       -------------
                 TOTAL COMMON EQUITY                                               75,834,865          72,290,312
                                                                                -------------       -------------
     Cumulative Preference Stock, No Par Value
         Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value, Shares Authorized - 140,497
       Convertible:
         Shares Outstanding, $7.00 Series - 14,881                                  1,562,505           1,562,505
         Shares Outstanding, $8.00 Series - 12,000                                  1,398,857           1,398,857
       Nonredeemable:
         Shares Outstanding, $7.00 Series - 1,017                                     101,700             101,700
         Shares Outstanding, $4.75 Series - 10,000                                  1,000,000           1,000,000
                                                                                -------------       -------------
                 TOTAL CUMULATIVE PREFERRED STOCK                                   4,063,062           4,063,062
                                                                                -------------       -------------
     Long-term Debt:
         8.05% Amortizing Secured Note, due December 20, 2021                       3,219,203           3,264,536
         4.22% State Revolving Trust Note, due December 31, 2022                       66,065                  --
         4.00% State Revolving Trust Bond, due September 1, 2021                      850,000             850,000
         0.00% State Revolving Fund Bond, due September 1, 2021                       730,017             750,000
         First Mortgage Bonds:
             7.25%, Series R, due July 1, 2021                                             --           6,000,000
             5.20%, Series S, due October 1, 2022                                  12,000,000          12,000,000
             5.25%, Series T, due October 1, 2023                                   6,500,000           6,500,000
             6.40%, Series U, due February 1, 2009                                 15,000,000          15,000,000
             5.25%, Series V, due February 1, 2029                                 10,000,000          10,000,000
             5.35%, Series W, due February 1, 2038                                 23,000,000          23,000,000
             0.00%, Series X, due August 1, 2018                                      862,088             917,363
             4.53%, Series Y, due August 1, 2018                                    1,010,000           1,055,000
             0.00%, Series Z, due September 1, 2019                                 1,907,568           2,022,396
             5.25%, Series AA, due September 1, 2019                                2,265,000           2,350,000
             0.00%, Series BB, due September 1, 2021                                2,287,385           2,350,000
             4.00%, Series CC, due September 1, 2021                                2,440,000           2,440,000
             5.10%, Series DD, due January 1, 2032                                  6,000,000                  --
                                                                                -------------       -------------
                SUBTOTAL LONG-TERM DEBT                                            88,137,326          88,499,295
                                                                                -------------       -------------
                  Less: Current Portion of Long-term Debt                            (637,945)           (358,836)
                                                                                -------------       -------------
                           TOTAL LONG-TERM DEBT                                    87,499,381          88,140,459
                                                                                -------------       -------------
                                TOTAL CAPITALIZATION                            $ 167,397,308       $ 164,493,833
                                                                                =============       =============

                                                                              Nine Months Ended      Year Ended
                                                                                 September 30,      December 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                 (Unaudited)
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD                                               $22,190,691         $21,796,707
     Net Income                                                                     5,737,876           6,952,984
                                                                                -------------       -------------
            TOTAL                                                                  27,928,567          28,749,691
                                                                                -------------       -------------
     Cash Dividends:
         Cumulative Preferred Stock                                                   191,090             254,786
         Common Stock                                                               4,842,863           6,304,214
     Common Stock Expenses                                                              3,688                  --
                                                                                -------------       -------------
            TOTAL DEDUCTIONS                                                        5,037,641           6,559,000
                                                                                -------------       -------------
BALANCE AT END OF PERIOD                                                          $22,890,926         $22,190,691
                                                                                =============       =============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Months Ended Sept 30           Twelve Months Ended Sept 30
                                                                  2002               2001              2002              2001
                                                                  ----               ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  5,737,876      $  5,175,245      $  7,515,615      $  6,668,265
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                        3,969,132         4,041,507         5,231,161         5,329,980
            Provision for Deferred Income Taxes                     38,765           245,139           112,598           211,708
            Allowance for Funds Used During Construction          (186,439)          (77,034)         (249,014)          (91,154)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                   (197,149)       (1,682,305)          102,232          (740,433)
            Accounts Payable                                      (302,023)         (533,231)          188,881          (360,834)
            Accrued Taxes                                          574,585           955,034           (99,894)          406,305
            Accrued Interest                                    (1,120,674)       (1,053,436)          (50,862)         (182,888)
            Unbilled Revenues                                     (624,776)           27,644          (484,392)           60,363
            Employee Benefit Plans                                (116,387)          518,383           (30,458)         (242,582)
            Other-Net                                             (574,807)         (495,110)          173,882          (846,549)
                                                              ------------      ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,198,103         7,121,836        12,409,749        10,212,181
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                            (12,820,622)       (8,854,026)      (16,713,628)      (12,561,298)
        Note Receivable                                                 --            97,500                --            85,500
        Preliminary Survey and Investigation Charges                62,669          (312,012)            4,187          (371,667)
        Other-Net                                                   12,737            84,326           431,414          (811,036)
                                                              ------------      ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                          (12,745,216)       (8,984,212)      (16,278,027)      (13,658,501)
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                            (6,428,035)         (201,414)       (6,442,480)         (214,622)
        Proceeds from Issuance of Long-term Debt                 6,066,065              (895)       12,456,960              (895)
        Short-term Bank Borrowings                               4,025,000         5,650,000         5,550,000         5,675,000
        Deferred Debt Issuance Expenses                           (501,558)           (4,739)         (508,259)          (46,356)
        Temporary Cash Investments-Restricted                    1,385,213           216,941        (5,222,350)        1,760,034
        Proceeds from Issuance of Common Stock-Net               2,840,631           945,871         3,155,895         1,252,666
        Payment of Common Dividends                             (4,842,862)       (4,704,789)       (6,442,287)       (6,267,651)
        Payment of Preferred Dividends                            (191,089)         (191,090)         (254,785)         (254,786)
        Construction Advances and Contributions-Net                436,441           265,417           742,581           676,168
                                                              ------------      ------------      ------------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              2,789,806         1,975,302         3,035,275         2,579,558
                                                              ------------      ------------      ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (2,757,307)          112,926          (833,003)         (866,762)
                                                              ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,534,384         2,497,154         2,610,080         3,476,842
                                                              ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,777,077      $  2,610,080      $  1,777,077      $  2,610,080
                                                              ============      ============      ============      ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)                 $  4,752,593      $  4,477,610      $  5,055,192      $  4,846,371
        Income Taxes                                          $  2,729,500      $  1,972,792      $  4,431,500      $  2,852,792


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." There was no impact on the results of operations upon adoption of this accounting method.

The consolidated notes accompanying the 2001 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and its cash flows for the periods ended September 30, 2002 and 2001. Information included in the Balance Sheet as of December 31, 2001, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Regulatory Matters

Base Rate Cases - On January 25, 2002, Tidewater filed for a 24.0% or $1.5 million phased-in rate increase. Although the financial information submitted in its petition supports a 30.8% increase, Tidewater has requested the lower amount and a three-phase increase in an attempt to reduce potential rate shock to its customers. The first phase increase of 8.0% was implemented under the interim rate rules on April 1, 2002. An update of the original filing supports a 28.8% increase. Three separate Public Comment Sessions were held in April 2002. These meetings afford our customers the opportunity to express their opinions, which become part of the legal record, on the rate increase as well as water quality and the operations of the water systems. Tidewater, the Ratepayer Advocate and the Delaware Public Service Commission (PSC) Staff have agreed to a stipulated rate base. For the remaining unresolved issues, evidentiary hearings were held on July 17 and 18, 2002. The most significant issue is the PSC Staff's position imputing a hypothetical capital structure and debt cost by using Middlesex consolidated capital structure and cost of debt. Tidewater utilized its actual capital structure and debt cost in its rate filing, which we believe is consistent with the Delaware regulatory rules and court rulings. Tidewater cannot predict the outcome of this rate case, but hopes to receive a decision by the end of 2002.

Note 3 - Capitalization

Common Stock - During the three months ended September 30, 2002, 16,579 common shares ($0.4 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt - On February 6, 2002, Middlesex issued its $6.0 million, 5.10%, Series DD First Mortgage Bonds. The proceeds were used to redeem and retire the $6.0 million, 7.25%, Series R First Mortgage Bonds on March 5, 2002.

Bayview had submitted its financial application with the New Jersey State Revolving Fund (NJSRF) to borrow up to $750,000 for the design and construction of an elevated water storage tank. Due to tank location and permitting issues, Bayview is unable to meet the NJSRF 2002 financing timetable and has requested that its application be bypassed for this year. We are currently evaluating which fiscal year financing timetable is most appropriate for this project.

Note 4 - Earnings Per Share
Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                                   (In Thousands Except for per Share Amounts)
                                  Three Months Ended                      Nine Months Ended                  Twelve Months Ended
                                     September 30,                          September  30,                       September 30,

                       2002                2001                2002                2001               2002             2001
  Basic:              Income    Shares    Income    Shares    Income    Shares    Income    Shares   Income  Shares Income    Shares
------------------------------------------------------------------------------------------------------------------------------------
Net Income           $ 2,572     7,737    $2,374     7,601   $ 5,738    7,694   $ 5,175    7,591  $ 7,516    7,675  $ 6,668    7,585

Preferred Dividend       (64)                (64)               (191)              (191)             (255)             (255)
Earnings Applicable
   to Common Stock   $ 2,508     7,737   $ 2,310     7,601   $ 5,547    7,694   $ 4,984    7,591  $ 7,261    7,675  $ 6,413    7,585
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS            $  0.32             $  0.30             $  0.72            $  0.66           $  0.95           $  0.85

------------------------------------------------------------------------------------------------------------------------------------
Diluted:
------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock    $ 2,508     7,737   $ 2,310     7,601   $ 5,547    7,694   $ 4,984    7,591  $ 7,261    7,675  $ 6,413   7,585

$7.00 Series
Dividend                  26       134        26       134        78      134        78      134      104      134      104      134
$8.00 Series
Dividend                  24       123        24       123        72      123        72      123       96      123       96      123
Adjusted Earnings
  Applicable to
  Common Stock       $ 2,558     7,994   $ 2,360     7,858   $ 5,697    7,951   $ 5,134    7,848  $ 7,461    7,932  $ 6,613    7,842
------------------------------------------------------------------------------------------------------------------------------------
Diluted EPS          $  0.32             $  0.30             $  0.71            $  0.65           $  0.94           $  0.84



Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems. The accounting policies of the segments are the same as those described in the Summary of Significant
Accounting Policies in Note 1 to the Consolidated Financial Statements. Inter-segment transactions relating to operational costs are treated as pass interest rates that are below what would normally be charged by a third party lender.

                                                                          (Thousands of Dollars)
                                               Three Months Ended             Nine Months Ended           Twelve Months Ended
                                                  September 30,                 September 30,                September 30,
Operations by Segments:                        2002           2001           2002           2001          2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                                 $ 14,968       $ 14,389       $ 41,156       $ 38,858       $ 54,593       $ 50,256
   Non - Regulated                              2,026          1,685          5,611          5,132          7,858          6,794
Inter-segment Elimination                         (11)            (9)           (29)           (27)           (38)           (36)
                                             -----------------------------------------------------------------------------------
Consolidated Revenues                        $ 16,983       $ 16,065       $ 46,738       $ 43,963       $ 62,413       $ 57,014
                                             -----------------------------------------------------------------------------------

Operating Income:
   Regulated                                 $  3,661       $  3,415       $  9,088       $  8,137       $ 12,041       $ 10,705
   Non - Regulated                                 92            117            228            274            357            371
Inter-segment Elimination                          --             --             --             --             --             --
                                             -----------------------------------------------------------------------------------
Consolidated Operating Income                $  3,753       $  3,532       $  9,316       $  8,411       $ 12,398       $ 11,076
                                             -----------------------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                                 $  1,063       $  1,251       $  3,653       $  3,732       $  4,916       $  4,940
   Non - Regulated                                 10             14             28             42             43             57
Inter-segment Elimination Consolidation            --             --             --             --             --             --
                                             -----------------------------------------------------------------------------------
Depreciation/Amortization                    $  1,073       $  1,265       $  3,681       $  3,774       $  4,959       $  4,997
                                             -----------------------------------------------------------------------------------

Other Income:
   Regulated                                 $    858       $    542       $  1,962       $  1,396       $  2,339       $  1,789
   Non - Regulated                                (13)             4             23             59             26             65
Inter-segment Elimination                        (733)          (478)        (1,688)          (933)        (2,088)        (1,201)
                                             -----------------------------------------------------------------------------------
Consolidated Other Income                    $    112       $     68       $    297       $    522       $    277       $    653
                                             -----------------------------------------------------------------------------------

Interest Expense:
   Regulated                                 $  1,575       $  1,439       $  4,681       $  4,397       $  6,190       $  5,899
   Non - Regulated                                 13             14             40             42             54             28
Inter-segment Elimination                        (295)          (227)          (846)          (681)        (1,085)          (867)
                                             -----------------------------------------------------------------------------------
Consolidated Interest Expense                $  1,293       $  1,226       $  3,875       $  3,758       $  5,159       $  5,060
                                             -----------------------------------------------------------------------------------

Net Income:
   Regulated                                 $  2,945       $  2,518       $  6,369       $  5,135       $  8,190       $  6,595
   Non - Regulated                                 66            107            211            292            329            407
Inter-segment Elimination                        (439)          (251)          (842)          (252)        (1,003)          (334)
                                             -----------------------------------------------------------------------------------
Consolidated Net Income                      $  2,572       $  2,374       $  5,738       $  5,175       $  7,516       $  6,668
                                             -----------------------------------------------------------------------------------

Capital Expenditures:
   Regulated                                 $  3,645       $  5,102       $ 12,620       $  8,769       $ 16,500       $ 12,430
   Non - Regulated                                132             21            201             85            214            131
Inter-segment Elimination                          --             --             --             --             --             --
                                             -----------------------------------------------------------------------------------
Total Capital Expenditures                   $  3,777       $  5,123       $ 12,821       $  8,854       $ 16,714       $ 12,561
                                             -----------------------------------------------------------------------------------

                                              As of          As of
                                           September 30,   December 31,
                                               2002           2001
                                               ----           ----
Assets:
   Regulated                                 $277,332       $264,601
   Non - Regulated                              3,707          3,858
Inter-segment Elimination                     (37,991)       (32,085)
                                             --------       --------
Consolidated Assets                          $243,048       $236,374
                                             ========       ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2002

Operating revenues for the three months ended September 30, 2002 were up $0.9 million or 5.71% from the same period in 2001. Higher base rates in Delaware provided $0.2 million of the increase. Although sales were flat in New Jersey, revenues grew by $0.3 million from customer growth in Delaware. Service fees from our operations and maintenance contracts rose $0.3 million due to an increase in fixed fees for sewer disposal costs under the City of Perth Amboy contract. The acquisition of Southern Shores generated the remaining revenue increase of $0.1 million.

Operating expenses increased $0.7 million or 5.57%. Operations and Maintenance (O&M) expenses increased $0.7 million or 8.46% over the prior period. Approximately $0.1 million of this increase is due to the inclusion of Southern Shores expenses. O&M expenses rose $0.2 million in New Jersey due to increased employee benefits and business insurance costs. Tidewater O&M expenses increased by $0.1 million as customer growth increased production related costs and the need for additional employees. There were higher sewer disposal costs of $0.3 million for USA-PA.

Depreciation expense decreased $0.2 million, or 15.19% due to a one-time reconciliation of depreciation on transportation equipment. Those fixed assets had been fully depreciated prior to 2002.

Higher Federal income taxes of $0.1 million over last year are attributable to favorable operating results during the last three months.

Net income for the quarter was up $0.2 million from the same period in 2001 and earnings per share increased $0.02 per share.

Results of Operations - Nine Months Ended September 30, 2002

Operating revenues for the nine months rose $2.8 million or 6.31% over the prior year. Higher base rates in our New Jersey and Delaware service territories provided $1.9 million of the increase. Consumption growth of $0.8 million in Delaware was offset completely by lower consumption in our Middlesex system. Service fees from our operations and maintenance contracts rose $0.5 million due to an increase in fixed fees for sewer disposal costs under the City of Perth Amboy contract. The acquisition of Bayview and Southern Shores generated additional revenues of $0.4 million.

Operating  expenses  increased  by $1.9  million  for  the  year.  O&M  expenses accounted for $1.3 million of the increase. There were higher sewer disposal costs of $0.6 million for USA-PA. An increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits pushed up O&M costs by $0.4 million. Approximately $0.2 million is due to the inclusion of O&M expenses of Southern Shores for the entire period. In New Jersey, lower production costs offset most of the effect of higher employee related expenses and business insurance costs.

Other taxes increased by $0.3 million generally due to revenue related taxes on higher New Jersey based revenues and increased real estate taxes in both New Jersey and Delaware. Higher Federal income taxes of $0.4 million over last year are attributable to the favorable operating results during the first nine months of 2002.

AFUDC rose $0.1 million for the year as Tidewater's capital program now includes larger projects with longer construction schedules. Other income was lower by $0.3 million due mostly to the recognition in 2001 of a one-time gain reported by an entity that Middlesex owns a 23% equity interest.

Even though there is a higher level of long-term and short-term debt outstanding compared to last year, lower interest rates on short-term debt and the $6.0 million refinancing of long-term debt at a lower rate helped to keep the interest expense increase to 3.1%.

Net income rose to $5.7 million from $5.2 million and basic and diluted earnings per share rose $0.06.

Results of Operations - Twelve Months Ended September 30, 2002

Operating revenues for the twelve months ended September 30, 2002 were up $5.4 million to $62.4 million. Higher consumption in our Delaware service territories provided $1.2 million of additional revenue. Fueling the consumption growth is the 12.8% increase in our Delaware customer base since September 2001.
Consumption revenue fell $0.3 million in New Jersey due to the impact of mandatory drought restrictions put in place in early 2002. Rate increases in New Jersey and Delaware accounted for $2.8 million. Service fees from our operations and maintenance contracts rose $1.0 million, due to increased fixed fees for sewer disposal costs under the City of Perth Amboy contract. The $0.7 million balance of the increase is the result of the acquisition of the Bayview and Southern Shores water utilities.

Operating expenses increased $4.1 million or 8.87%. The $2.5 million increase in O&M costs is attributable to a $1.0 million increase for sewer disposal costs under the City of Perth Amboy contract and the inclusion of costs of $0.3 million associated with the Bayview and Southern Shores systems. In addition, purchased water was up $0.2 million and employee-related and business insurance costs rose to $1.0 million.

Other taxes increased by $0.7 million due to higher revenue related taxes from our regulated New Jersey operations and increased real estate taxes in both New Jersey and Delaware. Federal income taxes rose $1.0 million, or 30.67% as a result of the higher amount of taxable income.

Other income fell $0.4 million due in part to the recognition in 2001 of a one-time gain of $0.3 million on the sale of excess land by a small investor owned utility in Southern Delaware. Middlesex is a 23% equity owner of that utility. Lower earnings on short-term investments also reduced other income.

Net income increased 12.71% to $7.5 million. Basic and diluted earnings per share jumped by $0.10 to $0.95 and $0.94 per share respectively.

Capital Resources

The Company's capital program for 2002 is estimated to be $17.5 million and includes $7.4 million for water system additions and improvements for our Delaware systems, $3.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex system. There is a total of approximately 150 miles of unlined mains in the 730-mile Middlesex system. Additional expenditures on the upgrade to the CJO Plant are estimated at $0.6 million. The capital program also includes $6.5 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $2.4 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.1 million for computer systems and $2.5 million for various other items.


                                      -10-
Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short- term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used from 2002 through 2004 (see Note 3 to the Consolidated Financial Statements). Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $12.2 million have been incurred in the nine months ended September 30, 2002.

The Company will also utilize short-term borrowings through $30.0 million of available lines of credit with three commercial banks for working capital purposes. At September 30, 2002, there was $17.3 million outstanding against the lines of credit.

Outlook

After implementing more restrictive water use rules in late August 2002, the State of New Jersey once again eased its water restrictions that had been declared as part of the statewide drought emergency. Personal car washing is permitted on weekends and residents are permitted to water lawns on an odd-even day system. The loosening of restrictions will have a minimal impact for the remainder of 2002. We are encouraged by recent weather patterns, which have helped refill the State's reservoir system. The State relies on the reservoir levels to help determine the level of water restriction rules necessary to impose on the residents of New Jersey.

Earlier in the year, a drought warning had been declared by the Governor of Delaware. Water users have been asked and are encouraged to conserve water. Tidewater, which operates south of the Delaware and Chesapeake Canal (D&C Canal), relies on well water for 100% of its water supply. The State of Delaware is primarily concerned about the larger surface water systems north of the D&C Canal, which draw their water from rivers and reservoirs. It is expected that drought-related conservation in Delaware will somewhat temper revenue increases from the projected 9% customer growth for 2002 as well as the 8% interim rate increase.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.6 million of the current portion of nine existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.



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

Item 3.           Defaults upon Senior Securities
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:                      None.

                  (b)      Reports on Form 8-K:      Filed August 21, 2002

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




                                                       /s/ J. Richard Tompkins
                                                       -------------------------
                                                       J. Richard Tompkins
                                                       Chief Executive Officer




     I, A. Bruce O'Connor, hereby certify that, to the best of my knowledge, the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Middlesex Water Company for the period covered by said periodic report.




                                                       /s/ A. Bruce O'Connor
                                                       -------------------------
                                                       A. Bruce O'Connor
                                                       Chief Financial Officer





Date:   November 14, 2002

                                 CERTIFICATIONS*
                                 ---------------

I, J. Richard Tompkins, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of  Middlesex  Water
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                       /s/ J. Richard Tompkins
                                                       -------------------------
                                                       J. Richard Tompkins
                                                       Chief Executive Officer

                                 CERTIFICATIONS*
                                 ---------------

I, A. Bruce O'Connor, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of  Middlesex  Water
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                       /s/ A. Bruce O'Connor
                                                       -------------------------
                                                       A. Bruce O'Connor
                                                       Chief Financial Officer