Form 10-K
MIDDLESEX WATER CO
filed 2003-03-28
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                           Commission File
For the Fiscal Year ended December 31, 2002                No. 0-422

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

                           Common Stock, No par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES |X|                                           NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 17, 2003 was $180,732,864.00 based on the closing market price of $23.14 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at March 17, 2003
          -----                                    -----------------------------
Common Stock, No par Value                                   7,810,409

                       Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 28, 2003 as to Part III.

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

Prior to 1995, the Company provided water services to customers primarily located in eastern Middlesex County, New Jersey and New Castle, Kent and Sussex Counties in Delaware. In April 1995, the Company, through two wholly-owned New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company (jointly "Pinelands") completed an asset purchase of a 2,300-customer water utility and a 2,300-customer wastewater utility in Burlington County, New Jersey. In December 1998, the Company and another of its wholly-owned New Jersey subsidiaries, Utility Service Affiliates (Perth Amboy) Inc. ("USA-PA"), jointly entered into a twenty-year contract with the City of Perth Amboy, New Jersey to operate and maintain the City's 9,300-customer water and 9,300-customer wastewater system. See Contract Services below. In April 2001, the Company, through another of its wholly-owned New Jersey subsidiaries, Bayview Water Company, completed an asset purchase of a 300-customer water utility in Cumberland County, New Jersey. In August 2001, the Company, through Tidewater, completed the acquisition of Southern Shores Water Company, L.L.C. (which was formerly known as Sea Colony Water Company L.L.C.), a 2,200-customer system in Southern Delaware.

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

The Company's principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830 (telephone (732) 634-1500).

                                  Retail Sales

Retail sales produced approximately 72% of the Company's total revenue in 2002.

Middlesex System:

The Company's Middlesex System provides water services to retail customers primarily in eastern Middlesex County, New Jersey and, as described below, also provides water under contract, on a wholesale basis. See Contract Sales below. The Middlesex System, through its retail and contract sales operations, produced approximately 73% of the Company's total revenue in 2002. Water services are currently furnished to approximately 58,000 retail customers located in an area of approximately 55 square miles of New Jersey in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well-developed areas of central New Jersey.

Pinelands System:

The Company's Pinelands System, which produced approximately 2% of the Company's total revenue in 2002, currently provides water and wastewater services to approximately 2,400 retail customers in Burlington County, New Jersey.

Bayview System:

The Company's Bayview System, which produced less than 1% of the Company's total revenue in 2002, currently provides water services to approximately 300 retail customers in Cumberland County, New Jersey.

Tidewater System:

The Company's Tidewater System, which produced approximately 13% of the Company's total revenue in 2002, currently provides water services to approximately 22,000 (including Southern Shores) retail customers for domestic, commercial and fire protection purposes in over 150 community water systems located in Kent, Sussex and New Castle Counties in Delaware.

                                 Contract Sales

Contract sales produced approximately 14% of the Company's total revenue in 2002.

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

                                Contract Services

Contract services produced approximately 12% of the Company's total revenue in 2002.

Since January 1, 1999, USA-PA, along with Middlesex Water Company, has operated and maintained the City of Perth Amboy's water system and wastewater system under a 20-year contract. Middlesex Water Company has guaranteed the performance of USA-PA under the contract. USA-PA is paid a fixed fee and a variable fee based on increased system billings. Pursuant to the contract, fixed fee payments to USA-PA were $7.5 million in 2002 and will increase to $9.7 million by year
20. The agreement also requires USA-PA to lease from Perth Amboy all of Perth Amboy's employees who work on Perth Amboy's water system or wastewater system. In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued $68.0 million in three series of bonds. One of those series of bonds, in the principal amount of $26.3 million, was guaranteed by the Company. Perth Amboy guaranteed the two other series of bonds. USA-PA entered into a subcontract with a wastewater contracting firm for the operation and maintenance of Perth Amboy's wastewater system. USA-PA subleases to the subcontractor those Perth Amboy employees who work on Perth Amboy's wastewater system.

In May 1995, USA and Middlesex Water Company entered into two contracts with the City of South Amboy (South Amboy) to operate, manage and maintain the city's 2,600-customer water system and to provide water to the city on a wholesale basis. In December 1999, the Company and South Amboy entered into a franchise agreement to provide water service and install water system facilities in South Amboy. Following the execution of the franchise agreement, all that survived of the original 1995 contracts was a management services contract, which was extended through 2045. However, in consideration for the franchise agreement, the Company forgave certain advances made by USA to South Amboy at the commencement of the management services contract and eliminated the fixed fee revenues that were to be recognized under such contract in lieu of revenues that were to be derived from providing water to South Amboy's 2,600 customers.

Financial Information

Consolidated operating revenues and operating income relating primarily to operating water utilities are as follows:

                                                      (000's)
                                             Years Ended December 31,
                                             ------------------------

                                           2002         2001         2000
                                         -------      -------      -------
      Operating Revenues                 $61,933      $59,638      $54,477
                                         =======      =======      =======
      Operating Income                   $12,467      $11,493      $ 9,938
                                         =======      =======      =======

      Operating revenues were earned from the following sources:

                                          Years Ended December 31,
                                          ------------------------

                                          2002      2001      2000
                                         ------    ------    ------

            Residential                    40.0%     38.4%     37.9%
            Commercial                      9.7      10.2      10.4
            Industrial                     11.9      12.6      13.1
            Fire Protection                10.5      10.4      10.7
            Contract Sales                 14.1      14.8      14.3
            Contract Operations            12.1      12.2      12.6
            Other                           1.7       1.4       1.0
                                         ------    ------    ------

                 TOTAL                    100.0%    100.0%    100.0%
                                         ------    ------    ------

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

Middlesex System:

The Company's Middlesex System obtains water from both surface and groundwater sources. In 2002, surface sources of water provided approximately 70% of the Middlesex System's water supply, groundwater from wells provided approximately 23% and the balance of 7% was purchased from Elizabethtown Water Company (Elizabethtown), a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface supply for the Middlesex System is the Delaware and Raritan Canal (D&R Canal), owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). The Company has contracts with the NJWSA to divert a maximum of 20 million gallons per day
(mgd) of untreated water from the D&R Canal as augmented by the Round Valley/Spruce Run Reservoir System. In addition, the Company has a one-year agreement for an additional 10 mgd renewed through April 30, 2003. The Company also has an agreement with Elizabethtown, effective through December 31, 2005, which provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

The Company's Middlesex System also derives water from groundwater sources equipped with electric motor-driven deep-well turbine type pumps. The Middlesex System has 31 wells, which provide a pump capacity of approximately 27 mgd.

The Middlesex System's groundwater sources are:

                                                  2002
                                              Maximum Use
                                 No.of      Per Day Pumpage          Pump
           Source                Wells   (millions of gallons)  Capacity (mgd)      Location
           ------                -----   ---------------------  --------------      --------
      Park Avenue                 15              9.0                15.2       South Plainfield
      Tingley Lane North           4              2.8                 2.8       Edison
      Tingley Lane South           5              2.6                 2.6       Edison
      Spring Lake                  4              0.7                 2.8       South Plainfield
      Sprague Avenue #1            1              1.0                 1.1       South Plainfield
      Sprague Avenue #2            1              1.3                 1.3       South Plainfield
      Maple Avenue                 1              0.8                 0.9       South Plainfield
                                  --

           Total                  31

Pinelands System:

The Pinelands System obtains its water supply from four (4) wells drilled into the Mt. Laurel aquifer. The wells are equipped with three electric motor driven, deep well turbine pumps and one is equipped with an electric motor driven submersible pump. Treatment (disinfection only) is done at individual well sites. Water production in 2002 amounted to 155 million gallons (mg).

The Pinelands System's groundwater sources are:

                                                  2002
                                              Maximum Use
                                 No.of      Per Day Pumpage          Pump
           Source                Wells   (millions of gallons)  Capacity (mgd)    Location
           ------                -----   ---------------------  --------------    --------
      Leisuretowne /                                                             Southampton
      Hampton Lakes                4              2.0                2.2         Township

The Pinelands wastewater system discharges into the south branch of the Rancocas Creek through a tertiary treatment plant. The total capacity of the plant is 0.5 mgd. Current average flow is 0.3 mgd. Pinelands has a current valid NJPDES permit issued by the New Jersey Department of Environmental Protection (DEP).

Bayview System:

Water Supply to Bayview customers is derived from two wells, which provided an overall system delivery of 11 mg in 2002. Each well has treatment facilities. Bayview has completed the replacement of its entire distribution system with approximately 16,000 feet of mains, valves and hydrants.

Tidewater System:

Water supply to Delaware customers is derived from Tidewater's 213 wells, which provided overall system delivery of 1,369 mg during 2002 (such figures include Southern Shores). The Tidewater System does not have a central treatment facility. Several of its water systems in Sussex County and New Castle County have interconnected transmission systems. Tidewater currently has applications before the Delaware regulatory authorities for the approval of additional wells. Treatment is by chlorination and, in some cases, pH correction and filtration.

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

Regulation

The Company is subject to regulation as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within those states and with respect to environmental and water quality matters. The Company is also subject to regulation as to environmental and water quality matters by the United States Environmental Protection Agency (EPA). In addition, the issuance of securities by the Company is subject to the prior approval of the New Jersey Board of Public Utilities (BPU).

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

Federal, Delaware and New Jersey regulations adopted over the past five years relating to water quality require expanded types of testing by the Company to ensure that its water meets State and Federal water quality requirements.

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

Employees

As of December 31, 2002, the Company had a total of 147 employees in New Jersey, and a total of 52 employees in Delaware. No employees are represented by a union. Management considers its relations with its employees to be satisfactory. Wages and benefits are reviewed annually and are considered competitive within the industry.

Executive Officers of Middlesex Water Company

Walter J. Brady - age 61; Senior Vice President-Administration; term expires May 2003. Mr. Brady, who joined the Company in 1962, was elected Assistant Secretary-Assistant Treasurer in 1979, Assistant Vice President in 1982, Vice President-Human Resources in 1987, Vice President-Administration in 1989 and Senior Vice President of Administration in 1998. He serves as Plan Administrator of the Pension Plan. He is Assistant Secretary and Assistant Treasurer and Director of Tidewater Utilities, Inc., and Assistant Secretary and Director of White Marsh Environmental Systems, Inc., Assistant Secretary and Acting Controller and Director of Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc., and Vice President Administration, Assistant Secretary and Acting Controller and Director of

Utility Service Affiliates (Perth Amboy) Inc., and Assistant Secretary and Acting Controller and Director of Bayview Water Company.

A. Bruce O'Connor - age 44; Vice President and Controller; term expires May 2003. Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Controller and Chief Financial Officer in May 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer of White Marsh Environmental Systems, Inc., and Utility Service Affiliates, Inc., Treasurer and Director of Tidewater Utilities, Inc., Vice President and Treasurer and Director of Pinelands Water Company, Pinelands Wastewater Company, Bayview Water Company and Utility Service Affiliates (Perth Amboy) Inc.

Marion F. Reynolds - age 63; Vice President, Secretary and Treasurer; term expires May 2003. Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her election she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc. White Marsh Environmental Systems, Inc. and Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company, Pinelands Wastewater Company and Bayview Water Company and Secretary and a Director of Utility Service Affiliates, Inc.

Dennis G. Sullivan - age 61; President; term expires May 2003. Mr. Sullivan has been a Director of Middlesex since October 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He is a Director of Tidewater Utilities, Inc., and of White Marsh Environmental Systems, Inc., Chairman and Director of Pinelands Water Company, Pinelands Wastewater Company and Bayview Water Company and Director of Utility Service Affiliates, Inc., and of Utility Service Affiliates (Perth Amboy) Inc. and President and Director of Bayview Water Company. He is also a Director of New Jersey Utilities Association.

J. Richard Tompkins - age 64; Chairman of the Board; term expires May 2003. Mr. Tompkins was elected President of the Company in 1981 and was elected Chairman of the Board in 1990. In 1979 he was employed by Associated Utility Services, an independent utility consulting firm in New Jersey, as Vice President. From 1962 to 1979 he was employed by Buck, Seifert & Jost, Incorporated, consulting engineers in New Jersey and was appointed Vice President in 1973. He is Chairman and a Director of Tidewater Utilities, Inc., and of White Marsh Environmental Systems, Inc., Utility Service Affiliates, Inc. and Utility Service Affiliates (Perth Amboy) Inc., and Pinelands Water Company, Pinelands Wastewater Company and Director of Pinelands Water Company, Pinelands Wastewater Company and Bayview Water Company. Mr. Tompkins retired from active employment at the Company on February 1, 2003.

Ronald F. Williams - age 53; Vice President-Operations; term expires May 2003. Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is a Director and President of Utility Service Affiliates, Inc., and Utility Service Affiliates (Perth Amboy) Inc.

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

Main Cleaning and Lining Program (RENEW)

The Company has a RENEW Program in the Middlesex System to rehabilitate sections of the distribution system which contain unlined mains. These sections are generally in the older areas of the system. The rehabilitation includes the cleaning and lining of unlined cast iron mains; the replacement and/or upgrading of some selected mains; and the replacement of valves and hydrants. In the Middlesex System, there are approximately 143 miles of unlined mains of the total 730 miles. Since the RENEW Program was initiated in 1995, 46.8 miles of mains have been rehabilitated.

Pinelands System:

Pinelands Water owns the well site properties, which are located in Southampton Township, New Jersey. Pinelands Wastewater owns a 12-acre site on which its 0.5 mgd capacity tertiary treatment plant is located. Pinelands Water storage facility is a 1.2 mg standpipe.

Bayview System:

Bayview owns two well site properties, which are located in Cumberland County, New Jersey.

Tidewater System:

Tidewater's storage facilities include 32 ground level storage tanks with the following capacities; 22 - 30,000 gallons, 2 - 25,000 gallons, 3 - 125,000 gallons, 1 - 132,000 gallons, 1 - 80,000 gallons, 1 - 37,500 gallons, 1 - 35,000 gallons, 1 - 85,000 gallons. Tidewater also has three elevated storage tanks with capacities of 250,000, 300,000 and 350,000 gallons.

The Company's Delaware operations are managed from Tidewater's leased offices in Odessa, Delaware and Millsboro, Delaware. Tidewater's Odessa office property, located on property owned by White Marsh Environmental Systems, Inc., a wholly-owned subsidiary of Tidewater, consists of a 2,400 square foot building situated on a one (1) acre lot. White Marsh owns two future office sites. Construction of a 6,800 square foot office building is nearing completion on an eleven-acre site located in Dover, Delaware, which will become Tidewater's primary business office. The Company is exploring several options for the other future office site and the existing Odessa property.

Item 3. Legal Proceedings

A claim is pending against the Company for damages in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established. Management is unable to determine the outcome of the litigation and its impact on the financial conditions or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters Price Range of Common Stock

The following table shows the range of closing prices for the Common Stock on the NASDAQ Stock Market for the calendar quarter indicated.

     2002                                         High         Low      Dividend
     ----                                         ----         ---      --------

First Quarter                                    $23.650     $22.270     $ 0.210
Second Quarter                                   $26.720     $20.710     $ 0.210
Third Quarter                                    $25.901     $18.300     $ 0.210
Fourth Quarter                                   $23.140     $20.500     $ 0.215

     2001                                         High         Low      Dividend
     ----                                         ----         ---      --------

First Quarter                                    $22.667     $19.583     $ 0.207
Second Quarter                                   $24.967     $20.000     $ 0.207
Third Quarter                                    $22.827     $20.667     $ 0.207
Fourth Quarter                                   $22.967     $20.967     $ 0.210

Approximate Number of Equity Security Holders as of December 31, 2002

                                                                     Number of
                           Title of Class                         Record Holders
                           --------------                         --------------

      Common Stock, No Par Value                                      2,073
      Cumulative Preferred Stock, No Par Value:
           $7.00  Series                                                 14
           $4.75  Series                                                  1
      Cumulative Convertible Preferred Stock, No Par Value:
           $7.00  Series                                                  4
           $8.00  Series                                                  3

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

Item 6. Selected Financial Data

Consolidated Selected Financial Data, page 21.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS

The companies and accounting policies referred to herein are defined in Note 1-Summary of Significant Accounting Policies.

Financing - The Company's actual capital expenditures for 2000, 2001, 2002 and projected requirements through 2005 are detailed as follows:

                                         (Millions of Dollars)
                         2000      2001      2002      2003      2004      2005
                       -------   -------   -------   -------   -------   -------
CJO Plant              $   1.2   $   0.3   $   0.5   $   2.3   $   9.0   $    --
Delaware Systems           4.9       5.3       8.8      17.9       9.2       9.0
RENEW Program              3.1        --       2.2       3.0       3.0       3.0
Scheduled Upgrades         4.3       4.0       5.8       7.3       5.9       4.8
                       -------   -------   -------   -------   -------   -------
Total                  $  13.5   $   9.6   $  17.3   $  30.5   $  27.1   $  16.8
                       =======   =======   =======   =======   =======   =======

The Company plans to finance its future capital program with a combination of internal funds from Middlesex, long-term debt financing and common equity. First, the Company expects that its cash flow from operations will be greater in 2003 than in 2002. As more fully described in the Regulatory and Outlook sections, Tidewater and Bayview have implemented higher base rates for 2003 and our New Jersey operations expect increased revenues as the effect of the drought restrictions subside.

There are $2.4 million of funds available in 2003 for the RENEW Program, which is our program to clean and cement line unlined mains in the Middlesex System. There is a total of approximately 143 miles of unlined mains in the 730-mile Middlesex System. These funds were borrowed in 2001 through the New Jersey State Revolving Fund (SRF). SRF financings are for a maximum period of twenty years with sinking fund requirements. Also in 2001, Tidewater closed on a Delaware SRF loan of $0.8 million. The Delaware SRF Program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for five specific capital projects. Tidewater expects to utilize the remaining amount of $0.7 million in 2003.

Tidewater recently received approval to borrow an additional $3.2 million through the Delaware SRF for six other projects scheduled for construction in 2003. Tidewater also received a commitment letter from CoBank, a rural cooperative financial institution, approving a $10.5 million mortgage type loan. Proceeds from that loan will be used to retire some of the Company's short-term debt and fund a portion of the 2003 capital program. The SRF and CoBank loans were approved by the Delaware Public Service Commission (PSC) on March 4, 2003.

The Board of Directors approved a 5% discount on shares of common stock sold to participants of its Dividend Reinvestment and Common Stock Purchase Plan (DRP). Purchases and dividends reinvested through the DRP between February 28, 2003 and September 2, 2003 inclusive will be at the discounted price. During a similar discount period in 2002, Middlesex received $2.0 million in proceeds. Total cash received through the DRP amounted to $3.0 million in 2002. Middlesex expects to receive approximately $4.0 million through the DRP during 2003.

Any remaining financing required for the 2003 capital program will probably be in the form of short-term borrowings against the $30.0 million in total lines of credit available with three commercial banks. At December 31, 2002, the Company had $17.7 million of loans outstanding against those lines of credit.

Bayview filed in February 2003 for $0.7 million of SRF loans to fund the construction of water storage facility with construction anticipated for early 2004. Middlesex has filed a new loan application with the New Jersey Economic Development Authority (EDA) covering a four-year projected capital program.

Unlike the SRF Program, the EDA allows for projects that are for system growth. In addition, the terms of borrowing through the EDA allow for loan maturity of up to forty years with no sinking fund requirements.

The level of response from our shareholders to the DRP 5% discount will provide management with information on how to maintain its capitalization ratios so that debt represents on average 55% of the total capitalization ratio.

The Company has twelve series of First Mortgage Bonds outstanding in the aggregate principal amount of $83.3 million as of December 31, 2002. The First Mortgage Bonds have been issued under and secured by a mortgage indenture and supplements thereto, which constitute a direct first mortgage lien upon substantially all of the property of Middlesex. Tidewater borrowed funds under a $3.5 million, 8.05%, Amortizing Secured Note due December 20, 2021. Approximately $3.2 million was outstanding under that note as of December 31, 2002. Tidewater has drawn down less than $0.1 million of funds under the Delaware SRF loan. The Bayview bonds issued in November are unsecured, but guaranteed by Middlesex. Approximately $1.6 million remained outstanding as of December 31, 2002.

Pension Plan - The Company has a noncontributory defined benefit pension plan
(Plan), which covers substantially all employees with more than 1,000 hours of service. The Company makes contributions to the Plan consistent with the funding requirements of federal laws and regulations. Plan assets consist primarily of corporate equities, cash equivalents and stock and bond funds. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

The targeted asset allocation for the Plan is 55% equity and 45% combined for fixed income securities, cash and cash equivalents. The actual asset allocation is within a reasonable range of the targets. Cash and cash equivalents represent securities and money market funds with investments maturing in less than 90 days. The discount rate utilized for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002.

Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost by approximately $0.1 million. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.2 million.

Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Results of Operations
2002 Compared to 2001

Operating revenues increased $2.3 million or 3.85% over the prior year. Higher base rates in New Jersey and Delaware provided $1.9 million of the increase. A full year of ownership of the Bayview and Southern Shores systems generated additional revenues of $0.4 million. Service fees from our operations and maintenance contracts rose $0.2 million due to an increase in fixed fees for sewer disposal under the City of Perth Amboy contract.

Consumption revenues decreased by $0.2 million. Drought restrictions in New Jersey caused decreased usage in the amount of $1.3 million. The continued double-digit growth of our Tidewater customer base offset $1.1 million of the lower consumption revenues.

Operating expenses increased $1.3 million for the year. O&M expenses accounted for $1.0 million of the increase. There were higher sewer costs of $0.2 million for USA-PA. General wage increases, higher cost associated with employee medical and retirement benefits and an increase in our Delaware employee base, pushed up O&M costs by $0.7 million. Approximately $0.2 million is due to the inclusion of expenses of Southern Shores for the entire year. Increases in business insurances, audit fees and stock exchange filing fees amounted to $0.2 million. A favorable decrease of water production and treatment costs of $0.3 million is due to drought related consumption decreases in our New Jersey operations.

Other taxes increased by $0.2 million due to revenue related taxes in New Jersey, increased real estate taxes and payroll taxes in both New Jersey and Delaware. Higher Federal income taxes of $0.2 million over last year are attributed to favorable operating results over last year.

Depreciation expense decreased by $0.1 million, or 1.74%, due to the full recovery of our investment in transportation equipment, which the Company depreciates at a higher rate than its mains and appurtenances.

AFUDC rose $0.1 million for the year as both Middlesex and Tidewater's capital programs now include larger projects with longer construction periods. Other income was lower by $0.2 due mostly to the recognition of a one time gain reported in 2001 by an entity that Middlesex owns a 23% interest.

Even though there is a higher level of long-term and short term debt outstanding compared to last year, lower interest rates on short-term debt and the $6.0 million refinancing of long-term debt at a lower rate helped to keep the interest expense increase to 2.0% or $0.1 million.

Net income rose to $7.8 million from $7.0 million and basic and diluted earnings per share rose $0.09 from $0.88 to $0.97 per share.

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

Depreciation expense increased by almost 7.5% or less than $0.4 million. In addition to the increase to Utility Plant of $9.7 million during the year, an increase in the PSC approved composite depreciation rate for Tidewater were the primary reasons for the increase of this expense category.

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

Regulatory Matters

Tidewater filed for a 24% base rate increase with the PSC in January 2002. The primary reasons driving the need for rate relief was the increase in the calculated rate base since the last rate case of $11.3 million or 88.8%, and higher operations and maintenance expenses, particularly for water treatment and production. In accordance with PSC rules, an 8% interim rate increase was implemented in April 2002. During 2002, numerous public and evidentiary hearings were held where the Company was required to explain to its customers and prove to the PSC the need for the significant rate relief. The parties to the filing were able to resolve certain issues, including the amount and justification for the large capital investment in utility plant. Other matters ultimately came before the PSC Commissioners during January 2003. The PSC determined that Tidewater was entitled to an additional 8.4% increase on top of the 8% interim increase for a total of 16.4% or $1.1 million. Although the increase was well below the requested amount, Tidewater is satisfied with the process and the recognition received from the PSC that the Company has made great strides to improve its water service and community image.

In the fall of 2002, the New Jersey Board of Public Utilities approved a 76.7% base rate increase for Bayview. This translates into additional revenues of less than $0.1 million. Two-thirds of the increase is effective for January 1, 2003 and the balance will be placed in effect in July 2003. The new rates are designed to allow for the recovery of operating costs and capital costs incurred to replace the entire water distribution system on Fortescue Island in southern New Jersey. Middlesex had operated this 300-customer system as an interim custodial receiver from September 1997, until it was purchased on April 9, 2001.

The table below summarizes the most recent base rate increases:

                                               Pinelands            Pinelands           Bayview            Tidewater
                          Middlesex              Water             Wastewater             Water            Utilities
                          ---------            ---------            ---------           -------            ---------
Date Approved            June 6, 2001        August 6, 2001      August 6, 2001      January 1, 2003    February 1, 2003

Amount                   $3.3 million        $0.1 million        $0.1 million        $0.1 million       $1.1 million

% Increase               8.10%               26.92%              11.81%              76.7%              16.4%

Return on Equity         10.50%              10.50%              10.50%              *                  10.25%

Rate of Return           7.95%               9.10%               9.20%               3.11%              8.58%

Last Increase            May 13, 1999        January 23, 1999    January 23, 1999    June 1, 1998       August 21, 2001

* Capital structure was set at 100% debt. Therefore, no return on equity was determined.

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a 20-year service contract. The final year of the contract is 2018.

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

Critical Accounting Policies

The Company's policy is to maintain its books and records in accordance with accounting principles generally accepted in the United States of America. Companies in the Consolidated group that account for 88% of Operating Revenues and 99% of Total Assets are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB) accounting pronouncement, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For the Effects of Certain Types of Regulation." The companies and accounting policies referred to herein are defined in Note 1 - Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 on January 1, 2002, had no effect on the Company's financial statements. Discontinuation of amortization of goodwill had an immaterial effect on the Company's financial statements.

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

The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on our financial statements.

Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.6 million of the current portion of nine existing long-term debt instruments will mature. Combining this amount with the $17.7 million in short-term debt outstanding at December 31, 2002, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on earnings.

Outlook

Revenues are expected to continue to grow in 2003. The full impact of the Tidewater and Bayview rate increases approved for 2003 should provide additional revenues. The return of more normal weather patterns in the Mid-Atlantic region has prompted the State of New Jersey to rescind its drought emergency declaration. New Jersey residents had been restricted in their outdoor water use and the State was actively promoting overall water conservation. Although it may take some time, we anticipate that our customers will return to more normal usage patterns. The increase in our customer base in Delaware should continue to enhance earnings. Cost monitoring and containment remain at the top of our priority list in order to increase the bottom line and also to keep service rates to our customers low. Earnings from nonregulated operations are expected to remain constant.

Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. Opportunities in both the regulated and nonregulated sectors, that are financially sound, complement existing operations and increase shareholder value will be pursued. We are currently pursuing opportunities in New Jersey and Delaware, which could significantly increase our customer base.

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

      /s/Dennis G. Sullivan                    /s/A.Bruce O'Connor
      ---------------------                    -----------------
      Dennis G. Sullivan                       A. Bruce O'Connor
      President                                Vice President and
                                                   Controller

February 28, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Middlesex Water Company
Iselin, New Jersey

We have audited the accompanying consolidated balance sheets and statements of capital stock and long-term debt of Middlesex Water Company and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Middlesex Water Company and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 28, 2003

Item 7a. Qualitative and Quantitative Disclosure About Market Risk

This information is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Page 15.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data:

Independent Auditors' Report, Page 17.

Consolidated Balance Sheet at December 31, 2002 and 2001, Pages 22-23.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000, Page 24.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2002 and 2001, Page 25.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000, Page 26.

Consolidated Statements of Retained Earnings for the years ended December 31, 2002, 2001 and 2000, Page 27.

Notes to Consolidated Financial Statements, Pages 28-41.

Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part 1 of this Form 10-K.

Item 11. Executive Compensation

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. The following Financial Statements and supplementary data are included in Part II, Item 8:

      Management's Discussion and Analysis, Pages 11-17.

      Independent Auditors' Report, Page 17.

      Consolidated Balance Sheets at December 31, 2002 and 2001, Pages 22-23.

      Consolidated Statements of Income for each of the three years in the period ended December 31, 2002, 2001 and 2000, Page 24.

      Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2002, and 2001, Page 25.

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002, 2001 and 2000, Page 26.

      Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 2002, 2001 and 2000, Page 27.

      Notes to Consolidated Financial Statements, Pages 28-41.

      (a) 2. Financial Statement Schedules

      All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

      (a) 3. Exhibits

      See Exhibit listing on Pages 46-49.

      (b) Reports on Form 8-K

      Filed: December 27, 2002

CONSOLIDATED SELECTED FINANCIAL DATA
(In Thousands Except per Share Data)

                                            2002        2001        2000        1999        1998
------------------------------------------------------------------------------------------------
Operating Revenues                      $ 61,933    $ 59,638    $ 54,477    $ 53,497    $ 43,058
------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance             32,766      31,740      30,269      28,887      21,523
   Depreciation                            4,963       5,051       4,701       3,885       3,285
   Other Taxes                             7,859       7,640       6,932       6,871       6,102
   Income Taxes                            3,878       3,714       2,637       3,189       2,999
------------------------------------------------------------------------------------------------
      Total Operating Expenses            49,466      48,145      44,539      42,832      33,909
------------------------------------------------------------------------------------------------
Operating Income                          12,467      11,493       9,938      10,665       9,149
Other Income                                 442         503         364       1,911       1,795
------------------------------------------------------------------------------------------------
      Income Before Interest Charges      12,909      11,996      10,302      12,576      10,944
------------------------------------------------------------------------------------------------
Interest Charges                           5,144       5,043       4,997       4,695       4,423
------------------------------------------------------------------------------------------------
      Net Income                           7,765       6,953       5,305       7,881       6,521
Preferred Stock Dividend                     255         255         255         301         319
------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock     $  7,510    $  6,698    $  5,050    $  7,580    $  6,202
------------------------------------------------------------------------------------------------
Earnings per Share:*
      Basic                             $   0.97    $   0.88    $   0.67    $   1.03    $   0.95
      Diluted                           $   0.97    $   0.88    $   0.67    $   1.01    $   0.94
Average Shares Outstanding:*
      Basic                                7,710       7,598       7,533       7,390       6,531
      Diluted                              7,968       7,856       7,791       7,722       6,870
Dividends Declared and Paid*            $  0.845    $  0.830    $  0.817    $  0.790    $  0.770
Total Assets                            $244,604    $236,373    $219,400    $215,036    $203,501
Convertible Preferred Stock             $  2,961    $  2,961    $  2,961    $  2,961    $  3,894
Long-term Debt                          $ 87,483    $ 88,140    $ 82,109    $ 82,330    $ 78,032
------------------------------------------------------------------------------------------------

* All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
ASSETS

                                                                             December 31,
                                                                         2002            2001
=================================================================================================
UTILITY PLANT:       Water Production                                $ 72,212,878    $ 69,636,415
                     Transmission and Distribution                    158,412,075     145,409,761
                     General                                           18,618,211      20,797,621
                     Construction Work in Progress                      6,619,767       3,890,406
                     ----------------------------------------------------------------------------
                          TOTAL                                       255,862,931     239,734,203
                     Less Accumulated Depreciation                     47,919,527      43,670,744
                     ----------------------------------------------------------------------------
                          UTILITY PLANT - NET                         207,943,404     196,063,459
                     ----------------------------------------------------------------------------
                     NONUTILITY ASSETS - NET                            3,424,492       2,996,119

=================================================================================================
CURRENT ASSETS:      Cash and Cash Equivalents                          2,937,894       4,534,384
                     Temporary Cash Investments - Restricted            6,146,699       9,210,283
                     Accounts Receivable                                6,028,302       6,665,720
                     Unbilled Revenues                                  3,181,091       2,801,015
                     Materials and Supplies (at average cost)           1,190,337       1,027,920
                     Prepayments                                          815,392         869,693
                     ----------------------------------------------------------------------------
                          TOTAL CURRENT ASSETS                         20,299,715      25,109,015

=================================================================================================
DEFERRED CHARGES:    Unamortized Debt Expense                           3,239,364       2,873,976
                     Preliminary Survey and Investigation Charges       1,098,468         943,622
                     Regulatory Assets:
                        Income Taxes (Note 3)                           6,287,873       6,038,474
                        Postretirement Costs (Note 7)                     869,260         955,468
                     Other (Note 2)                                     1,441,656       1,393,540
                     ----------------------------------------------------------------------------
                          TOTAL DEFERRED CHARGES                       12,936,621      12,205,080
                     ----------------------------------------------------------------------------
                             TOTAL                                   $244,604,232    $236,373,673
                     ----------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements.

CAPITALIZATION AND LIABILITIES

                                                                                                December 31,
                                                                                            2002            2001
====================================================================================================================
CAPITALIZATION                  Common Stock                                            $ 53,314,169    $ 50,099,621
(See Accompanying               Retained Earnings                                         23,187,076      22,190,691
Statements and Note 6):         ------------------------------------------------------------------------------------
                                     TOTAL COMMON EQUITY                                  76,501,245      72,290,312
                                ------------------------------------------------------------------------------------
                                Cumulative Preferred Stock                                 4,063,062       4,063,062
                                Long-term Debt                                            87,483,382      88,140,459
                                ------------------------------------------------------------------------------------
                                     TOTAL CAPITALIZATION                                168,047,689     164,493,833

====================================================================================================================
CURRENT                         Current Portion of Long-term Debt                            639,427         358,836
LIABILITIES:                    Notes Payable                                             17,650,000      13,225,000
                                Accounts Payable                                           2,059,877       2,396,335
                                Taxes Accrued                                              5,898,751       6,330,877
                                Interest Accrued                                           1,614,278       1,813,896
                                Other                                                      1,716,270       1,845,642
                                ------------------------------------------------------------------------------------
                                     TOTAL CURRENT LIABILITIES                            29,578,603      25,970,586

====================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

====================================================================================================================
DEFERRED CREDITS:               Customer Advances for Construction                        10,881,815      10,789,513
                                Accumulated Deferred Investment Tax Credits (Note 3)       1,853,799       1,932,416
                                Accumulated Deferred Federal Income Taxes (Note 3)        13,241,901      12,716,171
                                Employee Benefit Plans (Note 7)                            5,279,737       5,262,676
                                Other                                                        814,897       1,084,590
                                ------------------------------------------------------------------------------------
                                     TOTAL DEFERRED CREDITS                               32,072,149      31,785,366
                                ------------------------------------------------------------------------------------
                                CONTRIBUTIONS IN AID OF CONSTRUCTION                      14,905,791      14,123,888
                                ------------------------------------------------------------------------------------
                                         TOTAL                                          $244,604,232    $236,373,673
                                ------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                          2002           2001           2000
===============================================================================================
OPERATING REVENUES                                    $61,932,786    $59,638,145    $54,476,543
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Operations                                        29,918,921     29,020,790     27,713,224
     Maintenance                                        2,847,209      2,718,589      2,555,237
     Depreciation                                       4,963,268      5,051,399      4,700,934
     Other Taxes                                        7,858,873      7,640,406      6,931,961
     Federal Income Taxes                               3,877,577      3,713,645      2,637,058
-----------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                      49,465,848     48,144,829     44,538,414
-----------------------------------------------------------------------------------------------
              OPERATING INCOME                         12,466,938     11,493,316      9,938,129
===============================================================================================
OTHER INCOME:
     Allowance for Funds Used During Construction         269,668        139,609        135,161
     Other - Net                                          172,210        362,351        228,792
-----------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                               441,878        501,960        363,953
-----------------------------------------------------------------------------------------------
              INCOME BEFORE INTEREST CHARGES           12,908,816     11,995,276     10,302,082
===============================================================================================
INTEREST CHARGES:
     Interest on Long-term Debt                         4,627,819      4,521,084      4,555,379
     Amortization of Debt Expense                         156,869        140,604        139,320
     Other Interest Expense                               358,775        380,604        302,323
-----------------------------------------------------------------------------------------------
         TOTAL INTEREST CHARGES                         5,143,463      5,042,292      4,997,022
-----------------------------------------------------------------------------------------------
              NET INCOME                                7,765,353      6,952,984      5,305,060
-----------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                     254,786        254,786        254,786
-----------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                   $ 7,510,567    $ 6,698,198    $ 5,050,274
-----------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:*
     Earnings per Share (Note 6):
        Basic                                         $      0.97    $      0.88    $      0.67
        Diluted                                       $      0.97    $      0.88    $      0.67
     Average Number of Shares Outstanding (Note 6):
        Basic                                           7,710,226      7,598,181      7,533,222
        Diluted                                         7,967,581      7,855,536      7,790,577
     Dividends Paid per Share                         $     0.845    $     0.830    $     0.817
-----------------------------------------------------------------------------------------------

* All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.

      See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT

                                                                        December 31,
                                                                   2002             2001
============================================================================================
Common Stock, No Par Value (Note 6):
     Shares Authorized   - 20,000,000
     Shares Outstanding* - 2002 - 7,767,367                    $ 53,866,250
                           2001 - 7,626,002                                     $ 50,663,701
     Restricted Stock Plan (Note 7)                                (552,081)        (564,080)
--------------------------------------------------------------------------------------------
         TOTAL COMMON STOCK                                      53,314,169       50,099,621
--------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value (Note 6):
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                    1,562,505        1,562,505
     Shares Outstanding, $8.00 Series - 12,000                    1,398,857        1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series - 1,017                       101,700          101,700
     Shares Outstanding, $4.75 Series - 10,000                    1,000,000        1,000,000
--------------------------------------------------------------------------------------------
         TOTAL CUMULATIVE PREFERRED STOCK                         4,063,062        4,063,062
--------------------------------------------------------------------------------------------

Long-term Debt (Note 6):
   8.05%, Amortizing Secured Note, due December 20, 2021          3,203,401        3,264,536
   4.22%, State Revolving Trust Note, due December 31, 2022          67,350               --
   4.00%, State Revolving Trust Bond, due September 1, 2021         850,000          850,000
   0.00%, State Revolving Fund Bond, due September 1, 2021          730,017          750,000
   First Mortgage Bonds:
      7.25%, Series R, due July 1, 2021                                  --        6,000,000
      5.20%, Series S, due October 1, 2022                       12,000,000       12,000,000
      5.25%, Series T, due October 1, 2023                        6,500,000        6,500,000
      6.40%, Series U, due February 1, 2009                      15,000,000       15,000,000
      5.25%, Series V, due February 1, 2029                      10,000,000       10,000,000
      5.35%, Series W, due February 1, 2038                      23,000,000       23,000,000
      0.00%, Series X, due September 1, 2018                        862,088          917,363
      4.25%, Series Y, due September 1, 2018                      1,010,000        1,055,000
      0.00%, Series Z, due September 1, 2019                      1,907,568        2,022,396
      5.25%, Series AA, due September 1, 2019                     2,265,000        2,350,000
      0.00%, Series BB, due September 1, 2021                     2,287,385        2,350,000
      4.00%, Series CC, due September 1, 2021                     2,440,000        2,440,000
      5.10%, Series DD, due January 1, 2032                       6,000,000               --
--------------------------------------------------------------------------------------------
         SUBTOTAL LONG-TERM DEBT                                 88,122,809       88,499,295
--------------------------------------------------------------------------------------------
             Less: Current Portion of Long-term Debt               (639,427)        (358,836)
--------------------------------------------------------------------------------------------
                 TOTAL LONG-TERM DEBT                          $ 87,483,382     $ 88,140,459
--------------------------------------------------------------------------------------------

* Outstanding share amounts reflect the three-for-two common stock split, effective January 2, 2002.

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            December 31,
                                                               2002             2001             2000
=========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $  7,765,353     $  6,952,984     $  5,305,060
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
           Depreciation and Amortization                      4,963,267        5,303,536        4,944,701
           Provision for Deferred Income Taxes                  148,024          318,972          201,319
           Allowance for Funds Used During Construction        (269,668)        (139,609)        (135,161)
      Changes in Assets and Liabilities:
           Accounts Receivable                                  637,418       (1,382,924)         686,749
           Accounts Payable                                    (336,458)         (42,327)        (953,770)
           Accrued Taxes                                       (432,126)         280,555          691,584
           Accrued Interest                                    (199,618)          16,376           37,050
           Unbilled Revenues                                   (380,076)         168,028         (341,180)
           Employee Benefit Plans                                17,062          604,312            1,788
           Other-Net                                           (815,734)         253,579         (442,577)

---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    11,097,444       12,333,482        9,995,563
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                           (16,489,095)     (12,747,032)     (13,639,291)
      Notes Receivable                                               --           97,500          (40,500)
      Preliminary Survey & Investigation Charges               (154,846)        (370,494)        (100,841)
      Other-Net                                                  28,942          503,003         (854,691)

---------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (16,614,999)     (12,517,023)     (14,635,323)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                           (6,443,836)        (215,859)        (206,357)
      Proceeds from Issuance of Long-term Debt                6,067,350        6,390,000               --
      Short-term Bank Borrowings                              4,425,000        7,175,000        4,050,000
      Deferred Debt Issuance Expenses                          (510,818)         (11,440)         (41,617)
      Temporary Cash Investments-Restricted                   3,063,584       (6,390,622)       2,912,166
      Proceeds from Issuance of Common Stock-Net              3,210,860        1,261,135        1,244,972
      Payment of Common Dividends                            (6,510,494)      (6,304,214)      (6,149,411)
      Payment of Preferred Dividends                           (254,786)        (254,786)        (254,786)
      Construction Advances and Contributions-Net               874,205          571,557          412,175
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,921,065        2,220,771        1,967,142
---------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                     (1,596,490)       2,037,230       (2,672,618)
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                4,534,384        2,497,154        5,169,772
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  2,937,894     $  4,534,384     $  2,497,154
---------------------------------------------------------------------------------------------------------
*Excludes Allowance for Funds Used During Construction
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest (net of amounts capitalized)                $  4,834,119     $  4,780,209     $  4,643,135
      Income Taxes                                         $  4,237,000     $  3,674,792     $  1,981,450
---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                      December 31,
                                           2002           2001           2000
--------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR           $22,190,691    $21,796,707    $22,895,844
NET INCOME                               7,765,353      6,952,984      5,305,060
--------------------------------------------------------------------------------
        TOTAL                           29,956,044     28,749,691     28,200,904
================================================================================
CASH DIVIDENDS:
     Cumulative Preferred Stock            254,786        254,786        254,786
     Common Stock                        6,510,494      6,304,214      6,149,411
COMMON STOCK EXPENSES                        3,688             --             --
--------------------------------------------------------------------------------
        TOTAL DEDUCTIONS                 6,768,968      6,559,000      6,404,197
--------------------------------------------------------------------------------
BALANCE AT END OF YEAR                 $23,187,076    $22,190,691    $21,796,707
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water), Pinelands Wastewater Company (Pinelands Wastewater), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc., are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All intercompany accounts and transactions have been eliminated.

(b) System of Accounts - Middlesex, Pinelands Water, Pinelands Wastewater and Bayview maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey
(BPU). Tidewater and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2002, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

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

(f) Accounts Receivable - Provision for allowance for doubtful accounts at December 31, 2002, 2001 and 2000 was $0.1 million. The corresponding expense and deduction for December 31, 2002, 2001 and 2000 was $0.1 million, $0.2 million and $0.1 million, respectively.

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

(h) Deferred Charges - Unamortized Debt Expense is amortized over the lives of the related issues. As authorized by the BPU, acquisition adjustments, main cleaning and lining costs, tank painting, and regulatory expenses are deferred and amortized over 1.5 to 65-year periods. For expenses incurred in connection with the 1999 and 2002 rate cases, Tidewater was authorized by the PSC to defer and amortize rate case expenses over six years and three years respectively.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 at January 1, 2002, had no effect on the Company's financial statements. Discontinuation of amortization of goodwill had an immaterial effect on the Company's financial statements.

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

The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company has adopted on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on our financial statements.

(m) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rates and Revenues

Tidewater filed for a 24% base rate increase with the Delaware Public Service Commission in January 2002. The primary reasons driving the need for rate relief was the increase in the calculated rate base since the last rate case of $11.3 million or 88.8%, and higher operations and maintenance expenses, particularly for water treatment and production. In accordance with PSC rules, an 8% interim rate increase was implemented in April 2002. During 2002, numerous public and evidentiary hearings were held where the Company was required to explain to its customers and prove to the PSC the need for the significant rate relief. The parties to the filing were able to resolve certain issues, including the amount and justification for the large capital investment in utility plant. Other matters ultimately came before the PSC Commissioners during January 2003. The PSC determined that Tidewater was entitled to an additional 8.4% increase on top of the 8% interim increase for a total of 16.4% or $1.1 million. Although the increase was well below the requested amount, Tidewater is satisfied with the process and the recognition received from the PSC that the Company has made great strides to improve its water service and community image.

In the fall of 2002, the BPU approved a 76.7% base rate increase for the Bayview Water Company. This translates into additional revenues of less than $0.1 million. Two-thirds of the increase is effective for January 1, 2003 and the balance will be placed in effect in July 2003. The new rates are designed to allow for the recovery of operating costs and capital costs incurred to replace the entire water distribution system on Fortescue Island in Southern New Jersey. Middlesex had operated this 300-customer system as an interim custodial receiver from September 1997, until it was purchased on April 9, 2001.

The table below summarizes the most recent base rate increases:

                                               Pinelands            Pinelands           Bayview            Tidewater
                          Middlesex              Water             Wastewater             Water            Utilities
                          ---------            ---------            ---------           -------            ---------
Date Approved            June 6, 2001        August 6, 2001      August 6, 2001      January 1, 2003    February 1, 2003

Amount                   $3.3 million        $0.1 million        $0.1 million        $0.1 million       $1.1 million

% Increase               8.10%               26.92%              11.81%              76.7%              16.4%

Return on Equity         10.50%              10.50%              10.50%              *                  10.25%

Rate of Return           7.95%               9.10%               9.20%               3.11%              8.58%

Last Increase            May 13, 1999        January 23, 1999    January 23, 1999    June 1, 1998       August 21, 2001

* Capital structure was set at 100% debt. Therefore, no return on equity was determined.

Included in Other Deferred Charges are $1.7 million of deferred costs at December 31, 2002, which Middlesex, Tidewater, Pinelands Water and Pinelands Wastewater are recovering through rates over periods of 1.5 to 10 years. These deferred costs have been excluded from their rate bases and, therefore, they are not earning a return on the unamortized costs during the recovery periods. Bayview, Pinelands Water and Pinelands Wastewater are recovering the acquisition premium of $0.9 million over the remaining life of their Utility Plants. These deferred costs have been included in their rate bases and are earning a return on the unamortized costs during the recovery periods.

In 2001, Tidewater completed the PSC approved acquisition and assignment of all of the membership interest in Sea Colony Water Company, LLC, a 2,200 customer water system located in Sussex County, Delaware, for $2.1 million on August 24, 2001. Included in the approval was authorization to maintain the existing rate tariff under which Sea Colony customers are billed for water service, which allows for an annual rate increase each year beginning in 2003 through 2006. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The name of the entity was changed to Southern Shores Water Company.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                   Years Ended December 31,
                                                    (Thousands of Dollars)
                                                2002         2001         2000
--------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%           $ 3,959      $ 3,627      $ 2,700
Tax Effect of:
  AFUDC                                           (87)         (47)         (46)
  Other                                             6          134          (17)
--------------------------------------------------------------------------------
Total Income Tax Expense                      $ 3,878      $ 3,714      $ 2,637
--------------------------------------------------------------------------------

Income tax expense is comprised of the following:

Current                                       $ 3,730      $ 3,499      $ 2,554
Deferred:
  Customer Advances                                53           84           40
  Accelerated Depreciation                        403          550          519
  Employee Benefit Plans                         (252)        (359)        (355)
  Investment Tax Credit                           (79)         (79)         (79)
  Other                                            23           19          (42)
--------------------------------------------------------------------------------
Total Income Tax Expense                      $ 3,878      $ 3,714      $ 2,637
--------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 1999 has been closed.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                                      Years Ended December 31,
                                                       (Thousands of Dollars)
                                                        2002              2001
--------------------------------------------------------------------------------
Utility Plant Related                                $ 19,611          $ 19,014
Customer Advances                                      (4,330)           (4,481)
Employee Benefits                                      (1,995)           (1,810)
Other                                                     (44)               (7)
--------------------------------------------------------------------------------
Total Deferred Tax Liability                         $ 13,242          $ 12,716
--------------------------------------------------------------------------------

The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. Because management believes that it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset of $6.3 million has been recorded.

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

Water Supply - Middlesex has an agreement with the Elizabethtown Water Company for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons daily (mgd) of treated water with provisions for additional purchases. The 2002, 2001 and 2000 costs under this agreement were $1.8 million, $1.7 million and $1.6 million, respectively.

Middlesex also has an agreement with the New Jersey Water Supply Authority (NJWSA), which expires November 1, 2013, and provides for the minimum purchase of 20 mgd of untreated water from the Delaware and Raritan Canal and the Raritan River. In addition, the Company has a supplemental one-year agreement for an additional 10 mgd through April 30, 2003. This agreement is renewable on an annual basis. The total costs under this agreement in each of 2002, 2001 and 2000 were $1.9 million.

Construction - The Company plans to spend approximately $30.5 million in 2003, $27.1 million in 2004 and $16.8 million in 2005 on its construction program.

Litigation - A claim is pending against the Company for damages in excess of $10.0 million involving the break of both a Company water line and an underground electric power cable in close proximity to it. The power cable contained both electric lines and petroleum based insulating fluid. The Company is insured for damages except for damages resulting from pollution discharge, which the Company is advised is approximately $0.2 million. Causation and liability have not been established. Management is unable to determine the outcome of the litigation and its impact on the financial conditions or results of operations.

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

Note 5 - Lines of Credit, Notes Payable and Restricted Cash

                                                  (Thousands of Dollars)
                                              2002          2001          2000
--------------------------------------------------------------------------------

Established Lines at Year-End               $30,000       $28,000       $18,000
Maximum Amount Outstanding                   17,650        13,225         6,050
Average Outstanding                          14,400         8,800         3,900
Notes Payable at Year-End                    17,650        13,225         6,050
Weighted Average Interest Rate                 2.59%         4.76%         6.82%

The Board of Directors has authorized lines of credit for up to $30.0 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Restricted temporary cash investments at December 31, 2002, include $6.1 million balance of proceeds from the Series Z, AA, BB, and CC First Mortgage Bonds and State Revolving Trust and Fund Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series Z, AA, BB, and CC proceeds can only be used for the 2002 through 2004 main cleaning and cement lining programs. The State Revolving Trust and Fund Bond proceeds can only be used to fund the construction of the replacement water system in Fortescue, New Jersey.

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

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2002, is 1,089,831. During 2002, 2001 and 2000, 132,355 shares ($3.0 million), 37,917 shares ($1.1 million) and 47,945 shares ($1.3 million) of common stock were issued under DRP and the Restricted Stock Plan, respectively. Under the Company's Restricted Stock Plan, 1,100 common shares were returned and cancelled during 2002.

In January 2002, the Board of Directors approved a 5% discount on common stock sold to participants of the Company's DRP between the period of March 1, 2002 and August 1, 2002. The offer was limited to the first 100,000 shares sold during the discount period.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2002, no restrictions were placed on common dividends.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2002 and 2001, 37,898 shares of preferred stock presently authorized were outstanding. There were no dividends in arrears.

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

The aggregate annual maturities for the amortizing secured note and First Mortgage Bonds issued under SRF for each of the next five years are as follows:
2003 - $0.6 million; 2004 - $0.6 million and 2005 - $0.7 million; and 2006 -
$0.7 million and 2007 - $0.7 million. All other First Mortgage Bonds are term bonds with a single maturity date, which are listed in the Consolidated Statements of Capital Stock and Long-Term Debt.

The weighted average interest rate on all long-term debt at December 31, 2002 and 2001 was 5.77% and 5.63%, respectively. Except for the Amortizing Secured Note and Series U First Mortgage Bonds, all of the Company's outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million) and the SRF program ($12.4 million).

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes certain restrictions as to cash dividend payments and other distributions on common stock.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2002. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series. All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002.

                                                       (In Thousands Except per Share Amounts)

                                                    2002                 2001                 2000
Basic:                                       Income    Shares     Income    Shares     Income     Shares
--------------------------------------------------------------------------------------------------------
Net Income                                  $ 7,765     7,710    $ 6,953     7,598    $ 5,305     7,533
Preferred Dividend                             (255)                (255)                (255)
                                            ------------------------------------------------------------
Earnings Applicable to Common Stock         $ 7,510     7,710    $ 6,698     7,598    $ 5,050     7,533

Basic EPS                                   $  0.97              $  0.88              $  0.67

Diluted:
--------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock         $ 7,510     7,710    $ 6,698     7,598    $ 5,050     7,533
$7.00 Series Dividend                           104       134        104       134        104       134
$8.00 Series Dividend                            96       123         96       123         96       123
                                            ------------------------------------------------------------
Adj. Earnings Applicable to Common Stock    $ 7,710     7,967    $ 6,898     7,855    $ 5,250     7,790

Diluted EPS                                 $  0.97              $  0.88              $  0.67

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. At December 31, 2002 and 2001, the carrying amount and fair market value of the Company's bonds were as follows:

                                                (Thousands of Dollars)
                                             2002                   2001
                                      Carrying     Fair      Carrying     Fair
                                       Amount      Value      Amount      Value
--------------------------------------------------------------------------------
First Mortgage Bonds                  $84,852     $87,308    $85,395     $85,603

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2002 and 2001 was $3.3 million. Customer advances for construction have a carrying amount of $10.9 million and $10.8 million at December 31, 2002 and 2001, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension

The Company has a noncontributory defined benefit pension plan (Plan), which covers substantially all employees with more than 1,000 hours of service. The Company makes contributions to the Plan consistent with the funding requirements of federal laws and regulations. Plan assets consist primarily of corporate equities, cash equivalents and stock and bond funds. In addition, the Company maintains an unfunded supplemental pension plan for its executives. The Accumulated Benefit Obligation for that supplemental plan at December 31, 2002 was $2.2 million.

Postretirement Benefits Other Than Pensions

The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2002 was $0.9 million and 2001 was $1.0 million.

The following table sets forth information relating to the Company's Pension Plans and Other Postretirement Benefits.

                                                              (Thousands of Dollars)
                                                    Pension Benefits          Other Benefits
                                                    2002         2001         2002        2001
-----------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation
Beginning Balance                                 $ 18,471     $ 17,707     $ 6,415     $ 5,859
Service Cost                                           724          722         222         173
Interest Cost                                        1,300        1,282         463         426
Actuarial (Gain)/Loss                                   23         (395)        657         238
Benefits Paid                                         (841)        (845)       (320)       (281)
-----------------------------------------------------------------------------------------------
Ending Balance                                    $ 19,677     $ 18,471     $ 7,437     $ 6,415
-----------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                 $ 17,797     $ 18,498     $ 1,442     $    --
Actual Return on Plan Assets                        (1,671)          98          24          45
Employer Contributions                                 562           46         918       1,678
Benefits Paid                                         (841)        (845)       (320)       (281)
-----------------------------------------------------------------------------------------------
Ending Balance                                    $ 15,847     $ 17,797     $ 2,064     $ 1,442
-----------------------------------------------------------------------------------------------

Funded Status                                     $ (3,830)    $   (674)    $(5,373)    $(4,973)
Unrecognized Net Transition Obligation                  --            2       1,353       1,488
Unrecognized Net Actuarial (Gain)/Loss                 521       (2,488)      2,416       1,769
Unrecognized Prior Service Cost                        356          526          (4)         (4)
-----------------------------------------------------------------------------------------------
Accrued Benefit Cost                              $ (2,953)    $ (2,634)    $(1,608)    $(1,720)
-----------------------------------------------------------------------------------------------

                                               2002        2001        2000       2002      2001      2000
----------------------------------------------------------------------------------------------------------
Components of Net Perioic Benefit Cost
Service Cost                                 $   724     $   720     $   678     $ 222     $ 173     $ 153
Interest Cost                                  1,300       1,324       1,249       463       426       417
Expected Return on Plan Assets                (1,281)     (1,448)     (1,406)     (125)      (90)       --
Amortization of Net Transition Obligation          2          14          14       135       135       135
Amortization of Net Actuarial (Gain)/Loss         --        (148)       (139)      111        76        69
Amortization of Prior Service Cost                92         111         111         0         0        (1)
----------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                    $   837     $   573     $   507     $ 806     $ 720     $ 773
----------------------------------------------------------------------------------------------------------

                                            Pension Benefits                     Other Benefits
                                     2002         2001        2000        2002        2001        2000
------------------------------------------------------------------------------------------------------
Weighted Average Assumptions
Discount Rate                        6.75%        7.25%       7.75%       6.75%       7.25%       7.75%
Expected Return on Plan Assets       8.00%        8.00%       8.00%       7.50%       7.50%         --
Actual Return on Plan Assets        (9.47%)       0.54%       7.07%       1.38%       3.73%         --
Rate of Compensation Increase        3.50%        4.25%       5.00%       3.50%       4.25%       5.00%

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002 and all future years. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                          (Thousands of Dollars)
                                                           1 Percentage Point
                                                          Increase     Decrease
--------------------------------------------------------------------------------
Effect on Current Year's Benefit Expense                    $130        $(101)
Effect on Benefit Obligation                                 980         (782)

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 2002, 2001 and 2000 amounted to $0.2 million for each year.

Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 58,175 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 240,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for each of the years ended December 31, 2002, 2001 and 2000 was $0.2 million.

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

                                                   (Thousands of Dollars)
                                              Twelve Months Ended December 31,
Operations by Segments:                        2002         2001         2000
-------------------------------------------------------------------------------
Revenues:
   Regulated                                 $ 54,398     $ 52,295     $ 47,634
   Non - Regulated                              7,576        7,379        6,879
Inter-segment Elimination                         (41)         (36)         (36)
-------------------------------------------------------------------------------
Consolidated Revenues                        $ 61,933     $ 59,638     $ 54,477
-------------------------------------------------------------------------------

Operating Income:
   Regulated                                 $ 12,032     $ 11,090     $  9,525
   Non - Regulated                                435          403          413
Inter-segment Elimination                          --           --           --
-------------------------------------------------------------------------------
Consolidated Operating Income                $ 12,467     $ 11,493     $  9,938
-------------------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                                 $  4,925     $  4,995     $  4,646
   Non - Regulated                                 38           56           55
Inter-segment Elimination                          --           --           --
-------------------------------------------------------------------------------
 Consolidated Depreciation/Amortization      $  4,963     $  5,051     $  4,701
-------------------------------------------------------------------------------

Other Income:
   Regulated                                 $  2,776     $  1,773     $  1,284
   Non - Regulated                                 22           62            4
Inter-segment Elimination                      (2,356)      (1,333)        (924)
-------------------------------------------------------------------------------
Consolidated Other Income                    $    442     $    502     $    364
-------------------------------------------------------------------------------

Interest Expense:
   Regulated                                 $  6,283     $  5,906     $  5,646
   Non - Regulated                                 54           56           56
Inter-segment Elimination                      (1,194)        (920)        (705)
-------------------------------------------------------------------------------
Consolidated Interest Expense                $  5,144     $  5,042     $  4,997
-------------------------------------------------------------------------------

Net Income:
   Regulated                                 $  8,523     $  6,957     $  5,162
   Non - Regulated                                404          409          362
Inter-segment Elimination                      (1,162)        (413)        (219)
-------------------------------------------------------------------------------
Consolidated Net Income                      $  7,765     $  6,953     $  5,305
-------------------------------------------------------------------------------
Capital Expenditures:
   Regulated                                 $ 16,060     $ 12,649     $ 13,065
   Non - Regulated                                429           98          574
Inter-segment Elimination                          --           --           --
-------------------------------------------------------------------------------
Total Capital Expenditures                   $ 16,489     $ 12,747     $ 13,639
-------------------------------------------------------------------------------

                                                  As of                As of
                                               December 31,         December 31,
                                                   2002                 2001
--------------------------------------------------------------------------------
Assets:
   Regulated                                    $ 280,655            $ 264,601
   Non - Regulated                                  4,093                3,858
Inter-segment Elimination                         (40,144)             (32,085)
--------------------------------------------------------------------------------
Consolidated Assets                             $ 244,604            $ 236,374
--------------------------------------------------------------------------------

Note 9 - Quarterly Operating Results - Unaudited

Quarterly operating results for 2002 and 2001 are as follows:

                                         (Thousands of Dollars Except per Share Data)

                                   1st          2nd          3rd          4th
2002                             Quarter      Quarter      Quarter      Quarter        Year
--------------------------------------------------------------------------------------------
Operating Revenues               $14,299      $15,525      $16,983      $15,126      $61,933
Operating Income                   2,511        3,051        3,752        3,153       12,467
Net Income                         1,277        1,889        2,572        2,027        7,765
Basic Earnings per Share*        $  0.16      $  0.24      $  0.32      $  0.25      $  0.97
Diluted Earnings per Share*         0.16         0.24         0.32         0.25         0.97

2001
--------------------------------------------------------------------------------------------
Operating Revenues               $13,144      $14,754      $16,065      $15,675      $59,638
Operating Income                   2,072        2,807        3,532        3,082       11,493
Net Income                           884        1,918        2,373        1,778        6,953
Basic Earnings per Share*        $  0.11      $  0.24      $  0.30      $  0.23      $  0.88
Diluted Earnings per Share*         0.11         0.24         0.30         0.23         0.88

* All per share amounts reflect the three-for-two common stock split effective January 2, 2002.

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

Chairman of the Board and
Director                           /s/ J. Richard Tompkins/              3/28/03
                                   -----------------------------         -------
                                   J. Richard Tompkins                   Date

President and Director
Chief Executive Officer            /s/ Dennis G. Sullivan/               3/28/03
                                   -----------------------------         -------
                                   Dennis G. Sullivan                    Date

Vice President and Controller
Chief Financial Officer            /s/ A. Bruce O'Connor/                3/28/03
                                   -----------------------------         -------
                                   A. Bruce O'Connor                     Date


Director                           /s/ Annette Catino/                   3/28/03
                                   -----------------------------         -------
                                   Annette Catino                        Date


Director                           /s/ John C. Cutting/                  3/28/03
                                   -----------------------------         -------
                                   John C. Cutting                       Date


Director                           /s/ John R. Middleton/                3/28/03
                                   -----------------------------         -------
                                   John R. Middleton                     Date


Director                           /s/ John P. Mulkerin/                 3/28/03
                                   -----------------------------         -------
                                   John P. Mulkerin                      Date


Director                           /s/ Stephen H. Mundy/                 3/28/03
                                   -----------------------------         -------
                                   Stephen H. Mundy                      Date


Director                           /s/ Walter G. Reinhard/               3/28/03
                                   -----------------------------         -------
                                   Walter G. Reinhard                    Date


Director                           /s/ Jeffries Shein/                   3/28/03
                                   -----------------------------         -------
                                   Jeffries Shein                        Date

                                 CERTIFICATIONS

I, Dennis G. Sullivan, certify that:

1.    I have reviewed this annual report on Form 10-K of Middlesex Water
      Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ Dennis G. Sullivan
                                        ----------------------------------------
                                            Dennis G. Sullivan
                                            Chief Executive Officer

I, A. Bruce O'Connor, certify that:

1.    I have reviewed this annual report on Form 10-K of Middlesex Water
      Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ A. Bruce O'Connor
                                        ----------------------------------------
                                            A. Bruce O'Connor
                                            Chief Financial Officer

I, Dennis G. Sullivan, hereby certify that, to the best of my knowledge, the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Middlesex Water Company for the period covered by said periodic report.


                                        /s/ Dennis G. Sullivan
                                        ----------------------------------------
                                            Dennis G. Sullivan
Date: March 28, 2003                        Chief Executive Officer

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


                                        /s/ A. Bruce O'Connor
                                        ----------------------------------------
                                            A. Bruce O'Connor
                                            Chief Financial Officer

Date: March 28, 2003

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.                           Document Description                                       No.          No.
-------                         --------------------                                  ------------   --------
3.1         Certificate of Incorporation of the Company, as amended, filed as
            Exhibit 3.1 of 1998 Form 10-K.

3.2         Bylaws of the Company, as amended.                                          33-54922        3.2

4.1         Form of Common Stock Certificate.                                            2-55058       2(a)

4.2         Registration Statement, Form S-3, under Securities Act of 1933 filed
            February 3, 1987, relating to the Dividend Reinvestment and Common
            Stock Purchase Plan.                                                        33-11717

4.3         Revised Prospectus relating to the Dividend Reinvestment and Common
            Stock Purchase Plan, Submitted to the Securities and Exchange
            Commission, January 20, 2000.                                               33-11717

4.4         Post Effective Amendments No. 7, Form S-3, under Securities Act of
            1933 filed February 1, 2002, relating to the Dividend Reinvestment
            and Common Stock Purchase Plan.                                             33-11717

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

                                  EXHIBIT INDEX

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.                           Document Description                                       No.          No.
-------                         --------------------                                  ------------   --------
10.5        Copy of Supply Agreement, dated as of July 14, 1987, between the
            Company and the Marlboro Township Municipal Utilities Authority, as
            amended.                                                                    33-31476       10.13

10.6 Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

10.7 Copy of Water Purchase Contract and Supplemental Agreement, dated as of May 12, 1993, between the Company and the New Jersey Water
            Supply Authority filed as Exhibit No. 10.12 of 1993 Form 10-K.

10.8        Copy of Treating and Pumping Agreement, dated April 9, 1984, between
            the Company and the Township of East Brunswick.                             33-31476       10.17

10.9        Copy of Supply Agreement, dated June 4, 1990, between the Company
            and Edison Township.                                                        33-54922       10.24

10.10 Copy of Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.15 of 1996 Form 10-K.

10.11       Copy of Supplemental Executive Retirement Plan, filed as Exhibit
            10.13 of 1999 Third Quarter Form 10-Q.                                      33-31476       10.21

10.12       Copy of 1989 Restricted Stock Plan, filed as Appendix B to the
            Company's Definitive Proxy Statement, dated and filed April 25,
            1997.                                                                       33-31476       10.22

10.13(a)    Employment Agreement between Middlesex Water Company and J. Richard
            Tompkins, filed as Exhibit 10.15(a) of 1999 Third Quarter Form 10-Q.

10.13(b)    Employment Agreement between Middlesex Water Company and Walter J.
            Brady, filed as Exhibit 10.15(b) of 1999 Third Quarter Form 10-Q.

                                  EXHIBIT INDEX

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.                           Document Description                                       No.          No.
-------                         --------------------                                  ------------   --------
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

                                  EXHIBIT INDEX

                                                                                         Previous Filing's
Exhibit                                                                               Registration    Exhibit
  No.                           Document Description                                       No.          No.
-------                         --------------------                                  ------------   --------
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

10.22       Copy of Supplemental Indenture dated October 15, 2001 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement Dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB).

10.23       Copy of Supplemental Indenture dated October 15, 2001 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New
            Jersey Environmental Infrastructure Trust and Middlesex Water
            Company (Series CC)

10.24       Copy of Supplemental Indenture dated January 15, 2002 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated January 1, 2002 between the New
            Jersey Economic Development Authority and Middlesex Water Company
            (Series DD)

10.25       Copy of Supplemental Indenture dated March 1, 1998 between Middlesex
            Water Company and First Union National Bank, as Trustee.  Copy of
            Trust Indenture dated March 1, 1998 between the New Jersey Economic
            Development Authority and PNC BAnk, National Association, as Trustee
            (Series W), filed as Exhibit No. 10.21 of the 1998 Third Quarter
            Form 10-Q.

*23         Independent Auditors' Consent.