Form 10-Q
period 2003-05-14
MIDDLESEX WATER CO
filed 2003-05-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                          Commission File
For Quarter Ended: March 31, 2003                         No. 0-422

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

                                YES |X|.  NO |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at March 31, 2003
            -----                        -----------------------------
Common Stock, No Par Value                        7,810,409

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Income                                  1
         Consolidated Balance Sheets                                        2
         Consolidated Statements of Capitalization and Retained Earnings    4
         Consolidated Statements of Cash Flows                              5
         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures of Market Risk           11

PART II. OTHER INFORMATION                                                 12

SIGNATURE                                                                  13

CERTIFICATIONS                                                             14-15

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months               Twelve Months
                                                         Ended March 31,             Ended March 31,
                                                       2003          2002          2003          2002
                                                       ----          ----          ----          ----
Operating Revenues                                 $14,981,373   $14,229,403   $62,684,756   $60,723,650
                                                   -----------   -----------   -----------   -----------

Operating Expenses:
    Operations                                       7,811,629     7,213,568    30,516,982    29,212,127
    Maintenance                                        975,854       657,564     3,165,499     2,753,784
    Depreciation                                     1,280,180     1,295,718     4,947,730     5,097,272
    Other Taxes                                      1,923,990     1,851,660     7,931,203     7,789,069
    Federal Income Taxes                               613,871       698,905     3,792,543     3,937,614
                                                   -----------   -----------   -----------   -----------

        Total Operating Expenses                    12,605,524    11,717,415    50,353,957    48,789,866
                                                   -----------   -----------   -----------   -----------

               Operating Income                      2,375,849     2,511,988    12,330,799    11,933,784

Other Income:
    Allowance for Funds Used During Construction        92,606        70,283       291,991       193,987
    Other - Net                                            774        27,913       145,071       319,105
                                                   -----------   -----------   -----------   -----------

        Total Other Income                              93,380        98,196       437,062       513,092

Income Before Interest Charges                       2,469,229     2,610,184    12,767,861    12,446,876
                                                   -----------   -----------   -----------   -----------

Interest Charges                                     1,244,348     1,333,478     5,054,333     5,100,836
                                                   -----------   -----------   -----------   -----------

Net Income                                           1,224,881     1,276,706     7,713,528     7,346,040

Preferred Stock Dividend Requirements                   63,697        63,697       254,786       254,786
                                                   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock                $ 1,161,184   $ 1,213,009   $ 7,458,742   $ 7,091,254
                                                   ===========   ===========   ===========   ===========

Earnings per share of Common Stock:
    Basic                                          $      0.15   $      0.16   $      0.96   $      0.93
    Diluted                                        $      0.15   $      0.16   $      0.96   $      0.93

Average Number of
    Common Shares Outstanding :
    Basic                                            7,783,877     7,639,843     7,745,741     7,613,209
    Diluted                                          8,041,232     7,897,198     8,003,096     7,870,564

Cash Dividends Paid per Common Share               $     0.215   $     0.210   $     0.850   $     0.833

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS
                                   (Unaudited)

                                                     March 31,     December 31,
                                                        2003           2002
                                                    ------------   ------------

UTILITY PLANT:
     Water Production                               $ 73,034,406   $ 72,212,878
     Transmission and Distribution                   162,514,527    158,412,075
     General                                          18,810,740     18,618,211
     Construction Work in Progress                     4,904,817      6,619,767
                                                    ------------   ------------
              TOTAL                                  259,264,490    255,862,931
Less Accumulated Depreciation                         49,027,484     47,919,527
                                                    ------------   ------------

              UTILITY PLANT-NET                      210,237,006    207,943,404
                                                    ------------   ------------

NONUTILITY ASSETS-NET                                  3,736,618      3,424,492
                                                    ------------   ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                         4,923,968      2,937,894
     Temporary Cash Investments-Restricted             5,396,206      6,146,699
     Accounts Receivable (net of allowance
         for doubtful accounts)                        5,535,992      6,028,302
     Unbilled Revenues                                 3,140,548      3,181,091
     Materials and Supplies (at average cost)          1,261,034      1,190,337
     Prepayments and Other Current Assets                613,440        815,392
                                                    ------------   ------------

              TOTAL CURRENT ASSETS                    20,871,188     20,299,715
                                                    ------------   ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                          3,200,904      3,239,364
     Preliminary Survey and Investigation Charges 1,397,671 1,098,468 Regulatory Assets
         Income Taxes                                  6,287,873      6,287,873
         Post Retirement Costs                           847,708        869,260
     Other                                             1,425,092      1,441,656
                                                    ------------   ------------

              TOTAL DEFERRED CHARGES                  13,159,248     12,936,621
                                                    ------------   ------------

                             TOTAL                  $248,004,060   $244,604,232
                                                    ============   ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS
                                   (Unaudited)

                                                     March 31,    December 31,
                                                       2003           2002
                                                   ------------   ------------

CAPITALIZATION (see accompanying statements)       $168,526,024   $168,047,689
                                                   ------------   ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                  637,729        639,427
     Notes Payable                                   18,475,000     17,650,000
     Accounts Payable                                 2,453,722      2,059,877
     Taxes Accrued                                    7,864,708      5,898,751
     Interest Accrued                                 1,190,803      1,614,278
     Other                                            1,337,371      1,716,270
                                                   ------------   ------------

             TOTAL CURRENT LIABILITIES               31,959,333     29,578,603
                                                   ------------   ------------

DEFERRED CREDITS:
     Customer Advances for Construction              10,937,971     10,881,815
     Accumulated Deferred Investment Tax Credits      1,834,145      1,853,799
     Accumulated Deferred Federal Income Taxes       13,329,517     13,241,901
     Employee Benefit Plans                           5,513,564      5,279,737
     Other                                              746,267        814,897
                                                   ------------   ------------

             TOTAL DEFERRED CREDITS                  32,361,464     32,072,149
                                                   ------------   ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                 15,157,239     14,905,791
                                                   ------------   ------------

                       TOTAL                       $248,004,060   $244,604,232
                                                   ============   ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                    March 31,      December 31,
                                                                       2003             2002
                                                                  -------------    -------------
CAPITALIZATION:
     Common Stock, No Par Value (Note 6):
        Shares Authorized, 20,000,000
        Shares Outstanding - 2003 - 7,810,409                     $  54,779,698    $  53,866,250
                             2002 - 7,767,367
     Restricted Stock Plan                                             (495,429)        (552,081)
                                                                  -------------    -------------
                TOTAL COMMON STOCK                                   54,284,269       53,314,169
                                                                  -------------    -------------
     Cumulative Preference Stock, No Par Value
        Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
       Convertible:
        Shares Outstanding, $7.00 Series - 14,881                     1,562,505        1,562,505
        Shares Outstanding, $8.00 Series - 12,000                     1,398,857        1,398,857
       Nonredeemable:
        Shares Outstanding, $7.00 Series - 1,017                        101,700          101,700
        Shares Outstanding, $4.75 Series - 10,000                     1,000,000        1,000,000
                                                                  -------------    -------------
                TOTAL CUMULATIVE PREFERRED STOCK                      4,063,062        4,063,062
                                                                  -------------    -------------
     Long-term Debt:
        8.05% Amortizing Secured Note, due December 20, 2021          3,187,242        3,203,401
        4.22% State Revolving Trust Note, due December 31, 2022         192,281           67,350
        4.00% State Revolving Trust Bond, due September 1, 2021         850,000          850,000
        0.00% State Revolving Fund Bond, due September 1, 2021          718,634          730,017
        First Mortgage Bonds:
            5.20%, Series S, due October 1, 2022                     12,000,000       12,000,000
            5.25%, Series T, due October 1, 2023                      6,500,000        6,500,000
            6.40%, Series U, due February 1, 2009                    15,000,000       15,000,000
            5.25%, Series V, due February 1, 2029                    10,000,000       10,000,000
            5.35%, Series W, due February 1, 2038                    23,000,000       23,000,000
            0.00%, Series X, due September 1, 2018                      848,464          862,088
            4.25%, Series Y, due September 1, 2018                    1,010,000        1,010,000
            0.00%, Series Z, due September 1, 2019                    1,875,500        1,907,568
            5.25%, Series AA, due September 1, 2019                   2,265,000        2,265,000
            0.00%, Series BB, due September 1, 2021                   2,251,718        2,287,385
            4.00%, Series CC, due September 1, 2021                   2,440,000        2,440,000
            5.10%, Series DD, due January 1, 2032                     6,000,000        6,000,000
                                                                  -------------    -------------
               SUBTOTAL LONG-TERM DEBT                               88,138,839       88,122,809
                                                                  -------------    -------------
                 Less: Current Portion of Long-term Debt               (637,729)        (639,427)
                                                                  -------------    -------------
                          TOTAL LONG-TERM DEBT                       87,501,110       87,483,382
                                                                  -------------    -------------
                               TOTAL CAPITALIZATION               $ 145,848,441    $ 144,860,613
                                                                  =============    =============


                                                                      Three
                                                                  Months Ended      Year Ended
                                                                    March 31,      December 31,
                                                                       2003             2002
                                                                  -------------    -------------
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD                               $  23,187,076    $  22,190,691
     Net Income                                                       1,224,881        7,765,353
                                                                  -------------    -------------
           TOTAL                                                     24,411,957       29,956,044
                                                                  -------------    -------------
     Cash Dividends:
        Cumulative Preferred Stock                                       63,697          254,786
        Common Stock                                                  1,670,677        6,510,494
     Common Stock Expenses                                                   --            3,688
                                                                  -------------    -------------
           TOTAL DEDUCTIONS                                           1,734,374        6,768,968
                                                                  -------------    -------------
BALANCE AT END OF PERIOD                                          $  22,677,583    $  23,187,076
                                                                  =============    =============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,   Twelve Months Ended March 31,
                                                                2003            2002            2003            2002
                                                                ----            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  1,224,881    $  1,276,706    $  7,713,528    $  7,346,040
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      1,391,893       1,392,152       4,963,008       5,369,609
            Provision for Deferred Income Taxes                   39,393             766         186,651         363,933
            Allowance for Funds Used During Construction         (92,606)        (70,283)       (291,991)       (193,987)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                  492,310       1,240,077        (110,349)        187,717
            Accounts Payable                                     393,845        (262,284)        319,671         245,740
            Accrued Taxes                                      1,965,957       2,044,084        (510,253)        626,337
            Accrued Interest                                    (423,475)       (963,699)        340,606         136,107
            Unbilled Revenues                                     40,543        (175,652)       (163,881)       (336,657)
            Employee Benefit Plans                               233,827         151,873          99,016         527,023
            Other-Net                                           (250,724)       (371,978)       (694,480)          9,882
                                                            ------------    ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,015,844       4,261,762      11,851,526      14,281,744
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                           (3,797,087)     (3,803,987)    (16,482,195)    (15,267,847)
        Note Receivable                                               --              --              --         105,500
        Preliminary Survey and Investigation Charges            (299,203)         32,899        (486,948)       (110,646)
        Other-Net                                                (32,891)         (5,366)          1,417         573,295
                                                            ------------    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                         (4,129,181)     (3,776,454)    (16,967,726)    (14,699,698)
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                            (108,901)     (6,062,301)       (490,436)     (6,216,618)
        Proceeds from Issuance of Long-term Debt                 124,931       6,000,000         192,281      12,390,000
        Short-term Bank Borrowings                               825,000      (1,600,000)      6,850,000       4,600,000
        Deferred Debt Issuance Expenses                          (35,442)       (600,301)         54,041        (611,741)
        Temporary Cash Investments-Restricted                    750,493       1,179,098       2,634,979      (5,428,735)
        Proceeds from Issuance of Common Stock-Net               970,100         769,693       3,411,267       1,706,150
        Payment of Common Dividends                           (1,670,677)     (1,602,400)     (6,578,771)     (6,340,902)
        Payment of Preferred Dividends                           (63,697)        (63,697)       (254,786)       (254,786)
        Construction Advances and Contributions-Net              307,604          50,310       1,131,499         481,098
                                                            ------------    ------------    ------------    ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            1,099,411      (1,929,598)      6,950,074         324,466
                                                            ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        1,986,074      (1,444,290)      1,833,874         (93,488)
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,937,894       4,534,384       3,090,094       3,183,582
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  4,923,968    $  3,090,094    $  4,923,968    $  3,090,094
                                                            ============    ============    ============    ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)               $  1,578,168    $  2,217,732    $  4,194,555    $  4,686,925
        Income Taxes                                        $         --    $     60,000    $  4,177,000    $  3,609,792

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

The consolidated notes accompanying the 2002 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the periods ended March 31, 2003 and 2002. Information included in the Balance Sheet as of December 31, 2002, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - Capitalization

Common Stock - During the three months ended March 31, 2003, there were 43,042 common shares ($0.9 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The increase in participation in this Plan can be attributed to the 5% discount on optional cash payments and reinvested dividends that began on February 28, 2003. The discount is scheduled to continue until the earlier of September 2, 2003 or when 150,000 shares are issued during the discount period.

Long-term Debt - Tidewater received approval from the Delaware Public Service Commission (PSC) to borrow $13.8 million to fund a portion of its multi-year capital program and refinance some of its short-term debt. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $3.3 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for six specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.60% on the outstanding principal amount. All unpaid principal and fees must be paid on or before May 1, 2025. Tidewater is in the process of completing a loan transaction of $10.5 million with CoBank, a financial institution specializing in loans to rural utilities. Terms of the loan include a maximum loan life of twenty-five years with monthly principal payments. The proceeds will be used to retire short-term debt. The CoBank loan is expected to close in May 2003.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                        (In Thousands Except for per Share Amounts)
                               Three Months Ended                           Twelve Months Ended
                                    March 31                                     March 31
                          2003                   2002                   2003                   2002
Basic:                   Income      Shares     Income      Shares     Income      Shares     Income      Shares
-----------------------------------------------------------------------------------------------------------------
Net Income              $  1,225       7,784   $  1,277       7,640   $  7,714       7,746   $  7,346       7,613

Preferred Dividend           (64)                   (64)                  (255)                  (255)
                        --------    --------   --------    --------   --------    --------   --------    --------
Earnings Applicable
  to Common Stock       $  1,161       7,784   $  1,213       7,640   $  7,459       7,746   $  7,091       7,613

Basic EPS               $   0.15               $   0.16               $   0.96               $   0.93


Diluted:
-----------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock       $  1,161       7,784   $  1,213       7,640   $  7,459       7,746   $  7,091       7,613
$7.00 Series Dividend         26         134         26         134        104         134        104         134
$8.00 Series Dividend         24         123         24         123         96         123         96         123
                        --------    --------   --------    --------   --------    --------   --------    --------
Adjusted Earnings
  Applicable to
  Common Stock          $  1,211       8,041   $  1,263       7,897   $  7,659       8,003   $  7,291       7,870

Diluted EPS             $   0.15               $   0.16               $   0.96               $   0.93

Note 4 - Business Segment Data

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

                                                       (Thousands of Dollars)
                                            Three Months Ended       Twelve Months Ended
                                                  March 31,                March 31,
Operations by Segments:                      2003         2002         2003         2002
------------------------------------------------------------------------------------------
Revenues:
   Regulated                              $  12,949    $  12,527    $  54,820    $  53,412
   Non - Regulated                            2,044        1,711        7,909        7,347
Inter-segment Elimination                       (12)          (9)         (44)         (36)
                                          ------------------------------------------------
Consolidated Revenues                     $  14,981    $  14,229    $  62,685    $  60,723
                                          ------------------------------------------------

Operating Income:
   Regulated                              $   2,273    $   2,456    $  11,849    $  11,527
   Non - Regulated                              103           56          482          407
Inter-segment Elimination                        --           --           --           --
                                          ------------------------------------------------
Consolidated Operating Income             $   2,376    $   2,512    $  12,331    $  11,934
                                          ------------------------------------------------

Depreciation/Amortization:
   Regulated                              $   1,270    $   1,287    $   4,908    $   5,046
   Non - Regulated                               10            9           40           51
Inter-segment Elimination Consolidation          --           --           --           --
                                          ------------------------------------------------
Depreciation/Amortization                 $   1,280    $   1,296    $   4,948    $   5,097
                                          ------------------------------------------------

Other Income:
   Regulated                              $     610    $     422    $   2,964    $   1,959
   Non - Regulated                               --           34          (12)          46
Inter-segment Elimination                      (517)        (358)      (2,515)      (1,492)
                                          ------------------------------------------------
Consolidated Other Income                 $      93    $      98    $     437    $     513
                                          ------------------------------------------------

Interest Expense:
   Regulated                              $   1,550    $   1,581    $   6,252    $   6,006
   Non - Regulated                               15           13           56           55
Inter-segment Elimination                      (321)        (261)      (1,254)        (960)
                                          ------------------------------------------------
Consolidated Interest Expense             $   1,244    $   1,333    $   5,054    $   5,101
                                          ------------------------------------------------

Net Income:
   Regulated                              $   1,333    $   1,298    $   8,558    $   7,481
   Non - Regulated                               88           76          416          397
Inter-segment Elimination                      (196)         (97)      (1,260)        (532)
                                          ------------------------------------------------
Consolidated Net Income                   $   1,225    $   1,277    $   7,714    $   7,346
                                          ------------------------------------------------

Capital Expenditures:
   Regulated                              $   3,471    $   3,760    $  15,771    $  15,161
   Non - Regulated                              326           44          711          107
Inter-segment Elimination                        --           --           --           --
                                          ------------------------------------------------
Total Capital Expenditures                $   3,797    $   3,804    $  16,482    $  15,268
                                          ------------------------------------------------

                                            As of       As of
                                          March 31,   December 31,
                                            2003         2002
                                            ----         ----
Assets:
   Regulated                              $ 284,482    $ 280,655
   Non - Regulated                            4,163        4,093
Inter-segment Elimination                   (40,641)     (40,144)
                                          ----------------------
Consolidated Assets                       $ 248,004    $ 244,604
                                          ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2003

Operating revenues for the three months ended March 31, 2003 were up $0.8 million or 5.3% from the same period in 2002. Higher base rates in Delaware service territories provided $0.1 million of the increase along with a $0.2 million increase in consumption and connection fees. Consumption increased by $0.2 million in our New Jersey systems. Service fees from our operations and maintenance contracts rose $0.3 million due to an increase in fees under the City of Perth Amboy contract.

Operating expenses increased $0.9 million or 7.6%. Operations and maintenance expenses increased $0.9 million or 11.6% over the prior period. There were higher sewer costs of $0.3 million for USA-PA. Costs relating to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional O & M expenses of $0.3 million. Increases in audit fees, legal fees and employee benefits pushed up O & M costs by $0.2 million. All other costs of operations increased by $0.1 million.

Federal income taxes decreased $0.1 million or 9.9%, reflecting a lower amount of current taxable income.

Even though there is a higher level of long-term and short-term debt outstanding compared to last year, lower interest rates on short-term debt and the refinancing of $6.0 million of long-term debt at a lower rate helped to reduce the interest expense by $0.1 million or 6.7%.

Net income decreased by 4.1% to $1.2 million and basic and diluted earnings per share decreased to $0.15 from $0.16 per share.

Results of Operations - Twelve Months Ended March 31, 2003

Operating revenues for the twelve months ended March 31, 2003 were up $2.0 million to $62.7 million amounting to a 3.2% increase. Higher consumption in Delaware of $1.4 million contributed to additional revenue. Fueling the consumption growth in Delaware was the 10.0% increase in the customer base since March 2002. Rate increases accounted for $0.5 million and increased consumption accounted for $0.9 million. Service fees from our operations and maintenance contracts rose $0.5 million due to an increase in fees earned under the City of Perth Amboy contract. Lower consumption in our New Jersey service territories led to a $0.2 million decrease in operating revenues. The $0.3 million balance of the increase is the result of the acquisition of the Southern Shores Water Company in August 2001.

Operating expenses increased $1.6 million or 3.2%. Operations and maintenance expenses increased $1.7 million or 5.4%. There were higher sewer costs of $0.5 million for USA-PA. Costs relating to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional O & M expenses of $0.3 million. Increased labor and operating costs associated with the increased consumption in the Delaware operations amounted to $0.5 million. Increases in audit fees and employee benefits pushed up O & M costs by $0.4 million.

Other taxes increased by $0.1 million due to higher payroll related taxes. Federal income taxes decreased $0.1 million or 3.3%.

Net income increased 5.0% to $7.7 million. Basic and diluted earnings per share increased by 3.2% to $0.96 per share.

Capital Resources

The Company's capital program for 2003 is estimated to be $30.5 million and includes $17.9 million for water system additions and improvements for our Delaware systems, $3.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 143 miles of unlined mains in the 730 mile Middlesex System. Additional expenditures on the upgrade to the CJO Plant are estimated at $2.3 million. The capital program also includes $7.3 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants,$1.2 million for distribution system improvements, $0.1 million for computer systems and $3.7 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2003 through 2005. (See Note 2 to the Consolidated Financial Statements).Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $3.8 million have been incurred in the three months ended March 31, 2003. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At March 31, 2003, there was $18.5 million outstanding against the lines of credit.

Outlook

While revenues continue to grow in Delaware because of customer growth and rate increases, the lingering winter-like weather in March and April appears to have affected consumption demands in our New Jersey systems. Tidewater is assessing the need to file for a Distribution System Improvement Charge (DSIC) with the Delaware Public Service Commission (PSC). The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any six month period and a 7.5% overall limitation. If applied for, the DSIC would be effective for services rendered on or after July 1, 2003.

The Company continues to pursue non-regulated opportunities in New Jersey and Delaware. There are several projects that we feel confident will come to fruition. Although the expected income is not material compared to the consolidated group, we believe it puts us in a better position for additional, larger projects.

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

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:            None.

         (b) Reports on Form 8-K: Filed April 30, 2003

                                   SIGNATURES

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


                                               /s/ Dennis G. Sullivan
                                               ---------------------------------
                                                   Dennis G. Sullivan
                                                   Chief Executive Officer

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


                                                /s/ A. Bruce O'Connor
                                               ---------------------------------
                                                    A. Bruce O'Connor
                                                    Chief Financial Officer

Date: May 12, 2003

CERTIFICATIONS I, Dennis G. Sullivan, certify that:

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

Date: May 12, 2003
                                               /s/ Dennis G. Sullivan
                                               ---------------------------------
                                                   Dennis G. Sullivan
                                                   Chief Executive Officer

                                 CERTIFICATIONS

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

Date: May 12, 2003

                                               /s/ A. Bruce O'Connor
                                               ---------------------------------
                                                   A. Bruce O'Connor
                                                   Chief Financial Officer