Form 10-Q
period 2003-06-30
MIDDLESEX WATER CO
filed 2003-08-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For Quarter Ended: June 30, 2003                                    No. 0-422

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

                         YES |X|.       NO |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2003
Common Stock, No Par Value                                 7,859,926

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----


Item 1.  Financial Statements:

         Consolidated Statements of Income                                 1
         Consolidated Balance Sheets                                       2
         Consolidated Statements of Capitalization and Retained Earnings   4
         Consolidated Statements of Cash Flows                             5
         Notes to Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures of Market Risk           11

PART II. OTHER INFORMATION                                                 12

SIGNATURE                                                                  14

EXHIBITS                                                                   15-18

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months                  Six Months                   Twelve Months
                                                  Ended June 30,               Ended June 30,                Ended June 30,

                                             2003            2002          2003             2002          2003           2002
                                            ------          ------        ------           ------        ------         ------
Operating Revenues                      $ 15,997,966    $ 15,525,335   $ 30,979,339    $ 29,754,738   $ 63,157,387   $ 61,495,253
                                        ------------    ------------   ------------    ------------   ------------   ------------

Operating Expenses:
   Operations                              7,793,242       7,524,713     15,604,871      14,738,281     30,785,511     29,580,398
   Maintenance                               805,824         659,835      1,781,678       1,317,399      3,311,488      2,755,718
   Depreciation                            1,338,617       1,312,830      2,618,797       2,608,548      4,973,517      5,150,995
   Other Taxes                             2,007,619       1,967,478      3,931,609       3,819,138      7,971,344      7,872,607
   Federal Income Taxes                      945,060       1,009,184      1,558,931       1,708,089      3,728,419      3,958,404
                                        ------------    ------------   ------------    ------------   ------------   ------------

      Total Operating Expenses            12,890,362      12,474,040     25,495,886      24,191,455     50,770,279     49,318,122
                                        ------------    ------------   ------------    ------------   ------------   ------------

               Operating Income            3,107,604       3,051,295      5,483,453       5,563,283     12,387,108     12,177,131

Other Income:
   Allowance for Funds Used
     During Construction                      65,199          81,691        157,805         151,974        275,499        253,325
   Other - Net                               (26,307)          4,815        (25,533)         32,728        113,949        (21,090)
                                        ------------    ------------   ------------    ------------   ------------   ------------

      Total Other Income                      38,892          86,506        132,272         184,702        389,448        232,235

Income Before Interest Charges             3,146,496       3,137,801      5,615,725       5,747,985     12,776,556     12,409,366
                                        ------------    ------------   ------------    ------------   ------------   ------------

Interest Charges                           1,342,690       1,248,442      2,587,038       2,581,920      5,148,581      5,092,046
                                        ------------    ------------   ------------    ------------   ------------   ------------

Net Income                                 1,803,806       1,889,359      3,028,687       3,166,065      7,627,975      7,317,320

Preferred Stock Dividend Requirements         63,696          63,696        127,393         127,393        254,786        254,786
                                        ------------    ------------   ------------    ------------   ------------   ------------

Earnings Applicable to Common Stock     $  1,740,110    $  1,825,663   $  2,901,294    $  3,038,672   $  7,373,189   $  7,062,534
                                        ============    ============   ============    ============   ============   ============

Earnings per share of Common Stock:
   Basic                                $       0.22    $       0.24   $       0.37    $       0.40   $       0.95   $       0.92
   Diluted                              $       0.22    $       0.24   $       0.37    $       0.40   $       0.94   $       0.92

Average Number of
   Common Shares Outstanding :
   Basic                                   7,844,447       7,702,843      7,814,329       7,671,517      7,781,045      7,640,530
   Diluted                                 8,101,802       7,960,198      8,071,684       7,928,872      8,038,400      7,897,885

Cash Dividends Paid per Common Share    $      0.215    $      0.210   $      0.430    $      0.420   $      0.855   $      0.837

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS
                                   (Unaudited)

                                                          June 30,       December 31,
                                                            2003             2002
                                                       ------------      ------------
UTILITY PLANT:
     Water Production                                  $ 73,352,025      $ 72,212,878
     Transmission and Distribution                      164,569,626       158,412,075
     General                                             18,836,767        18,618,211
     Construction Work in Progress                        6,669,656         6,619,767
                                                       ------------      ------------
             TOTAL                                      263,428,074       255,862,931
Less Accumulated Depreciation                            50,148,452        47,919,527
                                                       ------------      ------------

             UTILITY PLANT-NET                          213,279,622       207,943,404
                                                       ------------      ------------

NONUTILITY ASSETS-NET                                     3,608,108         3,424,492
                                                       ------------      ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                            2,782,476         2,937,894
     Temporary Cash Investments-Restricted                5,243,878         6,146,699
     Accounts Receivable (net of allowance
        for doubtful accounts)                            6,294,080         6,028,302
     Unbilled Revenues                                    3,870,049         3,181,091
     Materials and Supplies (at average cost)             1,412,922         1,190,337
     Prepayments and Other Current Assets                 1,381,002           815,392
                                                       ------------      ------------

             TOTAL CURRENT ASSETS                        20,984,407        20,299,715
                                                       ------------      ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                             3,297,286         3,239,364
     Preliminary Survey and Investigation Charges         1,533,607         1,098,468
     Regulatory Assets
        Income Taxes                                      6,287,873         6,287,873
        Post Retirement Costs                               826,156           869,260
     Other                                                1,335,890         1,441,656
                                                       ------------      ------------

             TOTAL DEFERRED CHARGES                      13,280,812        12,936,621
                                                       ------------      ------------

                            TOTAL                      $251,152,949      $244,604,232
                                                       ============      ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS
                                   (Unaudited)

                                                         June 30,       December 31,
                                                          2003             2002
                                                      ------------      ------------
CAPITALIZATION (see accompanying statements)          $179,716,005      $168,047,689
                                                      ------------      ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                   1,059,279           639,427
     Notes Payable                                       8,975,000        17,650,000
     Accounts Payable                                    3,753,896         2,059,877
     Taxes Accrued                                       7,034,893         5,898,751
     Interest Accrued                                    1,669,283         1,614,278
     Other                                               1,501,719         1,716,270
                                                      ------------      ------------

             TOTAL CURRENT LIABILITIES                  23,994,070        29,578,603
                                                      ------------      ------------

DEFERRED CREDITS:
     Customer Advances for Construction                 10,680,522        10,881,815
     Accumulated Deferred Investment Tax Credits         1,814,491         1,853,799
     Accumulated Deferred Federal Income Taxes          13,357,393        13,241,901
     Employee Benefit Plans                              5,689,389         5,279,737
     Other                                                 721,802           814,897
                                                      ------------      ------------

             TOTAL DEFERRED CREDITS                     32,263,597        32,072,149
                                                      ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                    15,179,277        14,905,791
                                                      ------------      ------------

                       TOTAL                          $251,152,949      $244,604,232
                                                      ============      ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                       June 30,           December 31,
                                                                         2003                2002
                                                                    -------------         -------------
CAPITALIZATION:
     Common Stock, No Par Value
        Shares Authorized, 20,000,000
        Shares Outstanding - 2003 - 7,859,926                       $  55,840,359         $  53,866,250
               2002 - 7,767,367
     Restricted Stock Plan                                               (447,241)             (552,081)
                                                                    -------------         -------------
                TOTAL COMMON STOCK                                     55,393,118            53,314,169
                                                                    -------------         -------------
     Cumulative Preference Stock, No Par Value
        Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
       Convertible:
        Shares Outstanding, $7.00 Series - 14,881                       1,562,505             1,562,505
        Shares Outstanding, $8.00 Series - 12,000                       1,398,857             1,398,857
       Nonredeemable:
        Shares Outstanding, $7.00 Series -  1,017                         101,700               101,700
        Shares Outstanding, $4.75 Series - 10,000                       1,000,000             1,000,000
                                                                    -------------         -------------
                TOTAL CUMULATIVE PREFERRED STOCK                        4,063,062             4,063,062
                                                                    -------------         -------------
     Long-term Debt:
        8.05% Amortizing Secured Note, due December 20, 2021            3,170,716             3,203,401
        6.25% Amortizing Secured Note, due May 22, 2028                10,465,000                    --
        4.22% State Revolving Trust Note, due December 31, 2022           192,281                67,350
        4.00% State Revolving Trust Bond, due September 1, 2021           850,000               850,000
        0.00% State Revolving Fund Bond, due September 1, 2021            718,634               730,017
        First Mortgage Bonds:
            5.20%, Series S, due October 1, 2022                       12,000,000            12,000,000
            5.25%, Series T, due October 1, 2023                        6,500,000             6,500,000
            6.40%, Series U, due February 1, 2009                      15,000,000            15,000,000
            5.25%, Series V, due February 1, 2029                      10,000,000            10,000,000
            5.35%, Series W, due February 1, 2038                      23,000,000            23,000,000
            0.00%, Series X, due September 1, 2018                        848,464               862,088
            4.25%, Series Y, due September 1, 2018                      1,010,000             1,010,000
            0.00%, Series Z, due September 1, 2019                      1,875,500             1,907,568
            5.25%, Series AA, due September 1, 2019                     2,265,000             2,265,000
            0.00%, Series BB, due September 1, 2021                     2,251,718             2,287,385
            4.00%, Series CC, due September 1, 2021                     2,440,000             2,440,000
            5.10%, Series DD, due January 1, 2032                       6,000,000             6,000,000
                                                                    -------------         -------------
               SUBTOTAL LONG-TERM DEBT                                 98,587,313            88,122,809
                                                                    -------------         -------------
                 Less: Current Portion of Long-term Debt               (1,059,279)             (639,427)
                                                                    -------------         -------------
                          TOTAL LONG-TERM DEBT                         97,528,034            87,483,382
                                                                    -------------         -------------
                               TOTAL CAPITALIZATION                 $ 156,984,214         $ 144,860,613
                                                                    =============         =============

                                           Six Months Ended         Year Ended
                                                June 30,           December 31,
                                                 2003                  2002
                                           ----------------        -------------
                                             (Unaudited)
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD          $  23,187,076        $  22,190,691
     Net Income                                  3,028,687            7,765,353
                                             -------------        -------------
           TOTAL                                26,215,763           29,956,044
                                             -------------        -------------
     Cash Dividends:
        Cumulative Preferred Stock                 127,393              254,786
        Common Stock                             3,356,579            6,510,494
     Common Stock Expenses                              --                3,688
                                             -------------        -------------
           TOTAL DEDUCTIONS                      3,483,972            6,768,968
                                             -------------        -------------
BALANCE AT END OF PERIOD                     $  22,731,791        $  23,187,076
                                             =============        =============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended June 30,    Twelve Months Ended June 30,
                                                                2003            2002           2003            2002
                                                            ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  3,028,687    $  3,166,065   $  7,627,976    $  7,317,320
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      2,812,856       2,804,251      4,971,872       5,414,409
            Provision for Deferred Income Taxes                   76,184          90,289        133,919         310,131
            Allowance for Funds Used During Construction        (157,805)       (137,551)      (289,922)       (238,902)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                 (265,778)        560,162       (188,522)        135,888
            Accounts Payable                                   1,694,019       1,367,259         (9,698)      1,557,415
            Accrued Taxes                                      1,136,142         443,512        260,504         (17,149)
            Accrued Interest                                      55,005         (21,123)      (123,490)          7,557
            Unbilled Revenues                                   (688,958)       (864,041)      (204,993)       (190,555)
            Employee Benefit Plans                               409,652        (276,646)       703,360         (43,776)
            Other-Net                                         (1,061,384)       (748,014)    (1,129,105)         31,519
                                                            ------------    ------------   ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,038,620       6,384,163     11,751,901      14,283,857
                                                            ------------    ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                           (8,331,615)     (9,044,088)   (15,776,622)    (18,060,208)
        Proceeds from Real Estate Dispositions                   344,972              --        344,972              --
        Preliminary Survey and Investigation Charges            (435,139)         (9,957)      (580,028)         80,269
        Other-Net                                                 13,689         (31,143)        73,774       1,043,873
                                                            ------------    ------------   ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                         (8,408,093)     (9,085,188)   (15,937,904)    (16,936,066)
                                                            ------------    ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                            (160,427)     (6,077,409)      (526,854)     (6,217,913)
        Proceeds from Issuance of Long-term Debt              10,624,931       6,000,000     10,692,281      12,390,000
        Short-term Bank Borrowings                            (8,675,000)       (600,000)    (3,650,000)      3,525,000
        Deferred Debt Issuance Expenses                         (145,442)       (600,208)       (56,052)       (609,763)
        Temporary Cash Investments-Restricted                    902,821       1,343,444      2,622,961      (5,046,620)
        Proceeds from Issuance of Common Stock-Net             2,078,949       2,391,794      2,898,015       3,004,665
        Payment of Common Dividends                           (3,356,579)     (3,219,158)    (6,647,915)     (6,388,894)
        Payment of Preferred Dividends                          (127,393)       (127,393)      (254,786)       (254,786)
        Construction Advances and Contributions-Net               72,193         336,477        609,921         571,868
                                                            ------------    ------------   ------------    ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            1,214,053        (552,453)     5,687,571         973,557
                                                            ------------    ------------   ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (155,420)     (3,253,478)     1,501,568      (1,678,652)
                                                            ------------    ------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,937,894       4,534,384      1,280,906       2,959,558
                                                            ------------    ------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,782,474    $  1,280,906   $  2,782,474    $  1,280,906
                                                            ============    ============   ============    ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)               $  2,322,428    $  2,420,438   $  4,736,109    $  4,750,071
        Income Taxes                                        $    819,897    $  1,622,500   $  3,434,397    $  4,139,500

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

The consolidated notes accompanying the 2002 Form 10-K are applicable to this report and, in the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the periods ended June 30, 2003 and 2002. Information included in the Balance Sheet as of December 31, 2002, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - Capitalization

Common Stock - During the six months ended June 30, 2003, there were 92,559 common shares ($2.1 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The Plan is offering a 5% discount on optional cash payments and reinvested dividends that began on February 28, 2003. The discount is scheduled to continue until the earlier of September 2, 2003 or when 150,000 shares are issued during the discount period.

Long-term Debt - Tidewater received approval from the Delaware Public Service Commission (PSC) to borrow $13.8 million to fund a portion of its multi-year capital program and refinance some of its short-term debt. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $3.3 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for six specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.60% on the outstanding principal amount. All unpaid principal and fees must be paid on or before May 1, 2025. In May 2003, Tidewater completed a loan transaction of $10.5 million with CoBank, a financial institution specializing in loans to rural utilities. Terms of the loan include an interest rate of 6.25% and a maximum loan life of twenty-five years with monthly principal payments. The proceeds were used to retire short-term debt.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                             Three Months Ended                   Six Months Ended                  Twelve Months Ended
                                  June 30,                           June 30,                            June 30,

                        2003                2002              2003              2002               2003               2002
Basic:                 Income   Shares     Income   Shares   Income   Shares   Income   Shares    Income   Shares    Income   Shares
------------------------------------------------------------------------------------------------------------------------------------
Net Income            $1,804     7,844   $1,890     7,703   $3,028    7,814   $3,166     7,672   $7,628     7,781   $7,318     7,641
Preferred Dividend       (64)               (64)              (127)             (127)              (255)              (255)
                      ------     -----   ------     -----   ------    -----   ------     -----   ------     -----   ------     -----
Earnings Applicable
   to Common Stock    $1,740     7,844   $1,826     7,703   $2,901    7,814   $3,039     7,672   $7,373     7,781   $7,063     7,641
Basic EPS             $ 0.22             $ 0.24             $ 0.37            $ 0.40             $ 0.95             $ 0.92

------------------------------------------------------------------------------------------------------------------------------------
Diluted:
------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock     $1,740     7,844   $1,826     7,703   $2,901    7,814   $3,039     7,672   $7,373     7,781   $7,063     7,641
$7.00 Series Dividend     26       134       26       134       52      134       52       134      104       134      104       134
$8.00 Series Dividend     24       123       24       123       48      123       48       123       96       123       96       123
                      ------     -----   ------     -----   ------    -----   ------     -----   ------     -----   ------     -----
Adjusted Earnings
  Applicable to
  Common Stock        $1,790     8,101   $1,876     7,960   $3,001    8,071   $3,139     7,929   $7,573     8,038   $7,263     7,898

Diluted EPS           $ 0.22             $ 0.24             $ 0.37            $ 0.40             $ 0.94             $ 0.92

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

                                                          (Thousands of Dollars)
                                   Three Months Ended         Six Months Ended      Twelve Months Ended
                                         June 30,                June 30,              June 30,

Operations by Segments:             2003        2002        2003        2002        2003        2002
-------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                      $ 14,118    $ 13,661    $ 27,067    $ 26,188    $ 55,277    $ 54,014
   Non - Regulated                   1,904       1,873       3,948       3,585       7,939       7,517
Inter-segment Elimination              (24)         (9)        (36)        (18)        (59)        (36)
                                  --------    --------    --------    --------    --------    --------
Consolidated Revenues             $ 15,998    $ 15,525    $ 30,979    $ 29,755    $ 63,157    $ 61,495
                                  --------    --------    --------    --------    --------    --------

Operating Income:
   Regulated                      $  3,026    $  2,970    $  5,299    $  5,427    $ 11,904    $ 11,795
   Non - Regulated                      82          81         184         136         483         382
Inter-segment Elimination               --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Consolidated Operating Income     $  3,108    $  3,051    $  5,483    $  5,563    $ 12,387    $ 12,177
                                  --------    --------    --------    --------    --------    --------

Depreciation/Amortization:
   Regulated                      $  1,326    $  1,303    $  2,596    $  2,590    $  4,931    $  5,104
   Non - Regulated                      13          10          23          19          43          47
Inter-segment Elimination Cons.         --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Depreciation/Amortization         $  1,339    $  1,313    $  2,619    $  2,609    $  4,974    $  5,151
                                  --------    --------    --------    --------    --------    --------

Other Income:
   Regulated                      $    795    $    682    $  1,405    $  1,104    $  3,077    $  2,023
   Non - Regulated                     (33)          1         (33)         35         (46)         42
Inter-segment Elimination             (723)       (596)     (1,240)       (954)     (2,642)     (1,833)
                                  --------    --------    --------    --------    --------    --------

Consolidated Other Income         $     39    $     87    $    132    $    185    $    389    $    232
                                  --------    --------    --------    --------    --------    --------

Interest Expense:
   Regulated                      $  1,672    $  1,526    $  3,222    $  3,107    $  6,398    $  6,055
   Non - Regulated                      28          13          43          26          71          54
Inter-segment Elimination             (357)       (291)       (678)       (551)     (1,320)     (1,017)
                                  --------    --------    --------    --------    --------    --------
Consolidated Interest Expense     $  1,343    $  1,248    $  2,587    $  2,582    $  5,149    $  5,092
                                  --------    --------    --------    --------    --------    --------

Net Income:
   Regulated                      $  2,149    $  2,126    $  3,482    $  3,424    $  8,581    $  7,763
   Non - Regulated                      21          69         109         145         368         370
Inter-segment Elimination             (366)       (305)       (562)       (403)     (1,321)       (816)
                                  --------    --------    --------    --------    --------    --------
Consolidated Net Income           $  1,804    $  1,890    $  3,029    $  3,166      $7,628    $  7,317
                                  --------    --------    --------    --------    --------    --------

Capital Expenditures:
   Regulated                      $  4,304    $  5,215    $  7,775    $  8,975    $ 14,860    $ 17,957
   Non - Regulated                    (114)         25         212          69         572         103
Inter-segment Elimination               --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Total Capital Expenditures        $  4,190    $  5,240    $  7,987    $  9,044    $ 15,432    $ 18,060
                                  --------    --------    --------    --------    --------    --------

                                  As of          As of
                                June 30,      December 31,
                                  2003            2002
                               ---------      ------------
Assets:
   Regulated                   $ 280,425       $ 280,655
   Non - Regulated                 4,134           4,093
Inter-segment Elimination        (33,406)        (40,144)
                               ---------       ---------
Consolidated Assets            $ 251,153       $ 244,604
                               ---------       ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2003

Operating revenues for the three months ended June 30, 2003 were up $0.5 million or 3.0% from the same period in 2002. While water sales declined by $0.1 million in our New Jersey systems due to weather conditions, revenues rose in our Delaware service territories. Quarterly customer growth of 10.9% in Delaware provided additional consumption sales, facility charges and connection fees of $0.5 million. An increase in base rates in the first quarter of 2003 also helped to increase revenues by $0.1 million.

Operating expenses increased $0.4 million or 3.3%. Main repair expenses increased by $0.1 million. Water treatment expenses rose by $0.1 million. Payroll costs, consulting fees, and general office expenses increased by $0.2 million.

Federal income taxes decreased $0.1 million or 6.4%, reflecting a lower amount of taxable income.

Interest expense increased $0.1 million or 7.5%. In addition to the higher level of overall debt outstanding as compared to last year, Tidewater converted $10.5 million of its short-term debt to long-term debt. Although the interest rate is an attractive 6.25% for a loan with a final maturity in 2028, the interest rate is significantly higher than current short-term rates.

Net income decreased by 4.5% to $1.8 million and basic and diluted earnings per share decreased to $0.22 from $0.24 per share.

Results of Operations - Six Months Ended June 30, 2003

Operating revenues for the six months ended June 30, 2003 were up $1.2 million or 4.1% from the same period in 2002. Customer growth of 10.9% in Delaware provided additional consumption sales, facility charges and connection fees of $0.7 million. An increase in base rates in the first quarter of 2003 also helped to increase revenues by $0.2 million. Services fees from our operations and maintenance contracts rose by $0.3 million due to an increase of fees under the City of Perth Amboy contract.

Operating expenses increased $1.3 million or 5.4%. Costs related to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional expenses of $0.3 million. There were higher sewer costs of $0.2 million associated with the City of Perth Amboy contract. Increases in payroll costs, audit fees, legal fees and employee benefits pushed up costs by $0.7 million. All other costs of operations increased by $0.1 million.

Federal income taxes decreased $0.2 million or 8.7%, reflecting a lower amount of taxable income.

Other taxes increased $0.1 million or 2.9%, reflecting higher taxes on taxable gross revenue.

Net income decreased by $0.1 million and basic and diluted earnings per share decreased to $0.37 from $0.40 per share.

Results of Operations - Twelve Months Ended June 30, 2003

Operating revenues for the twelve months ended June 30, 2003 were up $1.7 million to $63.2 million amounting to a 2.7% increase. Consumption decreased by $0.5 million in our New Jersey systems. Delaware revenues increased by $1.6 million consisting of $0.4 million in higher rates, $0.3 in water sales, and $0.9 in facility charges and connection fees. Service fees from our operations and maintenance contracts rose by $0.4 million due to an increase in fees under the City of Perth Amboy contract. The acquisition of the Southern Shores Water Company in August 2001 contributed an increase of $0.1 million. All other revenues increased by $0.1 million.

Operating expenses increased $1.5 million or 2.9%. Operations and maintenance expenses increased $1.8 million or 5.4%. Costs related to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional costs of $0.3 million. There were higher sewer costs of $0.2 million the City of Perth Amboy contract. Higher operating costs in our Delaware operations of $0.5 million correlates to increases in consumption, customers and employees. Increases in payroll costs, audit fees, legal fees, and employee benefits pushed up costs by $0.7 million. All other costs of operations increased by $0.1 million.

Interest expense increased $0.1 million or 1.1% in addition to the higher level of overall debt outstanding as compared to last year.

Federal income taxes decreased $0.2 million or 5.8%, reflecting a lower amount of taxable income.

Net income increased 4.3% to $7.6 million. Basic earnings per share increased by $0.03 to $0.95 per share and diluted earnings per share increased by 2.2% to $0.94 per share.

Capital Resources

The Company's capital program for 2003 is estimated to be $18.9 million and includes $10.9 million for water system additions and improvements for our Delaware systems, $3.0 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There is a total of approximately 143 miles of unlined mains in the 730 mile Middlesex System. Additional expenditures on the upgrade to the CJO Plant are estimated at $0.1 million. The capital program also includes $4.9 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.6 million for mains, $0.6 million for service lines, $0.3 million for meters, $0.1 million for hydrants, $0.4 million for distribution system improvements and $2.9 million for various other items.

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2003 through 2005. (See Note 2 to the Consolidated Financial Statements.) Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Capital expenditures of $8.3 million have been incurred in the six months ended June 30, 2003. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At June 30, 2003, there was $9.0 million outstanding against the lines of credit.

Outlook

While revenues continue to grow in Delaware because of customer growth and rate increases, cool wet weather has reduced consumption demands in our New Jersey systems. This trend has continued into the third quarter in both New Jersey and Delaware. At the same time, certain operating costs will be increasing as we go forward. With the deregulation of the electricity generation market in New Jersey on August 1, 2003, Middlesex electric commodity costs are expected to increase over 30%. On that same date the remaining regulated portion of the electricity rates rose 15%. The New Jersey Water Supply Authority will be changing the way it contracts for supplemental water purchases with all contract customers, including Middlesex. These changes, which are anticipated to be effective January 1, 2004, are expected to increase our cost of raw water by at least 8.5%. Costs for the employee pension plan continue to rise as the return on plan assets have dropped due to the overall performance of the stock market prior to 2003. These increasing costs, when added to already higher costs for business insurances and security costs, have prompted Middlesex to begin the process to prepare a rate relief petition for filing with the New Jersey Board of Public Utilities (BPU).

Tidewater received approval for a 2.49% Distribution System Improvement Charge
(DSIC) from the Delaware Public Service Commission (PSC), effective for services rendered on or after July 1, 2003. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any six month period and a 7.5% overall limitation.

The Company continues to pursue regulated and non-regulated opportunities in New Jersey and Delaware. Recently, Middlesex was identified as the successful bidder to acquire the 2,400 customer water and wastewater systems of the Borough of Keyport, New Jersey. Prior to seeking the approval of the BPU to purchase the systems, which are located in northern Monmouth County, a referendum will be placed on the ballot in November 2003 seeking approval from Keyport residents. Any acquisition would also be subject to an agreement on contract terms.

White Marsh Environmental Systems, a wholly subsidiary of Tidewater, has begun a campaign to acquire contracts to operate non-regulated wastewater systems throughout Delaware. Systems currently under contract or expected to be signed shortly will generate annual revenues of approximately $100,000. Although the expected results of operations are not material compared to the consolidated group, we believe it puts us in a better position to obtain additional wastewater and water projects in Delaware.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from

Item 3. Quantitative and Qualitative Disclosures of Market Risk (cont'd.)

2009 to 2038. Over the next twelve months, approximately $1.0 million of the current portion of eleven existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the reporting period, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
            None.

Item 2.     Changes in Securities
            None.

Item 3.     Defaults upon Senior Securities
            None.

Item 4. Submission of Matters to a Vote of Security Holders Annual Meeting of Shareholders held on May 28, 2003.

            Matters voted upon at the meeting:
            Nominees for Class I, term expiring 2006

                                        FOR                     WITHHOLD
                                        ---                     --------
            John C. Cutting           6,388,667                  96,023
            John P. Mulkerin          6,415,723                  68,967
            Dennis G. Sullivan        6,389,342                  95,348

            Nominees for Class II, term expiring 2004

                                        FOR                     WITHHOLD
                                        ---                     --------
            Annette Catino            6,417,915                  66,775
            Walter G. Reinhard        6,416,052                  68,638

            Resolution approving appointment of Deloitte & Touche LLP, Certified Public Accountants, as independent auditors for 2003:

                 FOR              AGAINST                ABSTAIN
                 ---              -------                -------

              6,420,385            39,455                 24,850

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:     Exhibit 31: Section 302 Certification by Dennis G.
                              Sullivan Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

                              Exhibit 31.1: Section 302 Certification by A. Bruce O'Connor Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

                              Exhibit 32: Section 906 Certification by Dennis G. Sullivan Pursuant to 18 U.S.C.ss.1350

                              Exhibit 32.1: Section 906 Certification by A. Bruce O'Connor Pursuant to 18 U.S.C.ss.1350

            (b) Reports

            on Form 8-K:      Filed August 1, 2003

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MIDDLESEX WATER COMPANY

                                      By:    /s/A. BRUCE O'CONNOR
                                             -----------------------------------

                                                       A. Bruce O'Connor
                                             Vice President and Controller and
                                                     Chief Financial Officer