Form 10-Q
period 2003-09-30
MIDDLESEX WATER CO
filed 2003-11-13
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended: September 30, 2003                            No. 0-422
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

                     YES     [X]                        NO   [_]
                        ------------.                      ------------.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Securities Exchange Act of 1934). Yes[X] No [_]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at October 31, 2003
            -----                                -------------------------------
Common Stock, No Par Value                                 10,547,180*



*- Outstanding share amount reflects the effect of a four-for-three stock split effective November 14, 2003.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----


Item 1.  Financial Statements:
         Consolidated Statements of Income                                   1
         Consolidated Balance Sheets                                         2
         Consolidated Statements of Capitalization and Retained Earnings     4
         Consolidated Statements of Cash Flows                               5
         Notes to Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures of Market Risk             13

Item 4.  Controls and Porcedures                                             14

PART II. OTHER INFORMATION                                                   15


SIGNATURE                                                                    15

CERTIFICATIONS                                                             16-19

                             MIDDLESEX WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months                Nine Months                Twelve Months
                                                       Ended September 30,         Ended September 30,         Ended September 30,

                                                       2003          2002          2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Operating Revenues                                 $17,585,575   $16,983,016   $48,564,914   $46,737,754   $63,759,946   $62,412,869
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Operating Expenses:
     Operations                                      8,687,828     7,995,208    24,292,699    22,733,489    31,478,131    30,277,791
     Maintenance                                       830,877       684,530     2,612,556     2,001,929     3,457,835     2,735,295
     Depreciation                                    1,342,059     1,072,630     3,960,856     3,681,178     5,242,946     4,958,813
     Other Taxes                                     2,157,060     2,096,025     6,088,669     5,915,163     8,032,379     7,936,667
     Federal Income Taxes                            1,067,414     1,381,791     2,626,345     3,089,880     3,414,042     4,106,216
                                                   -----------   -----------   -----------   -----------   -----------   -----------

        Total Operating Expenses                    14,085,238    13,230,184    39,581,125    37,421,639    51,625,333    50,014,782
                                                   -----------   -----------   -----------   -----------   -----------   -----------

               Operating Income                      3,500,337     3,752,832     8,983,789     9,316,115    12,134,613    12,398,087

Other Income:
     Allowance for Funds Used During Construction       95,448        34,465       253,253       186,439       336,482       249,014
     Other - Net                                        40,721        77,893        15,188       110,621        76,777        27,786
                                                   -----------   -----------   -----------   -----------   -----------   -----------

        Total Other Income                             136,169       112,358       268,441       297,060       413,259       276,800

Income Before Interest Charges                       3,636,506     3,865,190     9,252,230     9,613,175    12,547,872    12,674,887
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Interest Charges                                     1,243,888     1,293,379     3,830,926     3,875,299     5,099,090     5,159,272
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Net Income                                           2,392,618     2,571,811     5,421,304     5,737,876     7,448,782     7,515,615

Preferred Stock Dividend Requirements                   63,697        63,697       191,090       191,090       254,786       254,786
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Earnings Applicable to Common Stock                $ 2,328,921   $ 2,508,114   $ 5,230,214   $ 5,546,786   $ 7,193,996   $ 7,260,829
                                                   ===========   ===========   ===========   ===========   ===========   ===========

Earnings per share of Common Stock*:
     Basic                                         $      0.22   $      0.24   $      0.50   $      0.54   $      0.69   $      0.71
     Diluted                                       $      0.22   $      0.24   $      0.50   $      0.54   $      0.68   $      0.71

Average Number of
     Common Shares Outstanding* :
     Basic                                          10,505,517    10,315,812    10,448,226    10,258,049    10,472,573    10,233,060
     Diluted                                        10,848,657    10,658,952    10,791,366    10,601,189    10,815,713    10,576,200

Cash Dividends Paid per Common Share*              $     0.161   $     0.158   $     0.484   $     0.473   $     0.645   $     0.630

* All share and per share amounts reflect the four-for-three common stock split effective November 14, 2003.

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS AND OTHER DEBITS
                                   (Unaudited)

                                                   September 30,    December 31,
                                                       2003            2002
                                                   ------------     ------------
UTILITY PLANT:
     Water Production                              $ 73,067,120     $ 72,212,878
     Transmission and Distribution                  166,715,720      158,412,075
     General                                         24,649,224       18,618,211
     Construction Work in Progress                    3,713,271        6,619,767
                                                   ------------     ------------
             TOTAL                                  268,145,335      255,862,931
Less Accumulated Depreciation                        51,321,248       47,919,527
                                                   ------------     ------------

             UTILITY PLANT-NET                      216,824,087      207,943,404
                                                   ------------     ------------

NONUTILITY ASSETS-NET                                 3,759,656        3,424,492
                                                   ------------     ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                        2,974,948        2,937,894
     Temporary Cash Investments-Restricted            4,891,680        6,146,699
     Accounts Receivable (net of allowance
        for doubtful accounts)                        6,768,240        6,028,302
     Unbilled Revenues                                3,871,539        3,181,091
     Materials and Supplies (at average cost)         1,327,434        1,190,337
     Prepayments and Other Current Assets             1,150,375          815,392
                                                   ------------     ------------

             TOTAL CURRENT ASSETS                    20,984,216       20,299,715
                                                   ------------     ------------

DEFERRED CHARGES:
     Unamortized Debt Expense                         3,308,823        3,239,364
     Preliminary Survey and Investigation Charges     1,744,127        1,098,468
     Regulatory Assets
        Income Taxes                                  6,287,873        6,287,873
        Post Retirement Costs                           804,604          869,260
     Other                                            1,291,988        1,441,656
                                                   ------------     ------------

             TOTAL DEFERRED CHARGES                  13,437,415       12,936,621
                                                   ------------     ------------

                            TOTAL                  $255,005,374     $244,604,232
                                                   ============     ============


See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND OTHER CREDITS
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      2003             2002
                                                  ------------     ------------
CAPITALIZATION (see accompanying statements)      $181,180,178     $168,047,689
                                                  ------------     ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt               1,060,537          639,427
     Notes Payable                                  12,500,000       17,650,000
     Accounts Payable                                3,232,842        2,059,877
     Taxes Accrued                                   6,828,887        5,898,751
     Interest Accrued                                  738,945        1,614,278
     Other                                           1,601,092        1,716,270
                                                  ------------     ------------

              TOTAL CURRENT LIABILITIES             25,962,303       29,578,603
                                                  ------------     ------------

DEFERRED CREDITS:
     Customer Advances for Construction             11,341,532       10,881,815
     Accumulated Deferred Investment Tax Credits     1,794,836        1,853,799
     Accumulated Deferred Federal Income Taxes      13,532,194       13,241,901
     Employee Benefit Plans                          4,989,536        5,279,737
     Other                                             790,036          814,897
                                                  ------------     ------------

              TOTAL DEFERRED CREDITS                32,448,134       32,072,149
                                                  ------------     ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                15,414,759       14,905,791
                                                  ------------     ------------

                        TOTAL                     $255,005,374     $244,604,232
                                                  ============     ============

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                    September 30,       December 31,
                                                                        2003               2002
                                                                    -------------      -------------
CAPITALIZATION:
     Common Stock, No Par Value
        Shares Authorized, 20,000,000
        Shares Outstanding - 2003 - 10,523,511 *                    $  56,294,195      $  53,314,169
                             2002 - 10,356,489 *
     Retained Earnings                                                 23,367,224         23,187,076
                                                                    -------------      -------------
                TOTAL COMMON STOCK AND RETAINED EARNINGS               79,661,419         76,501,245
                                                                    -------------      -------------
     Cumulative Preference Stock, No Par Value
        Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value
        Shares Authorized - 140,497
       Convertible:
        Shares Outstanding, $7.00 Series - 14,881                       1,562,505          1,562,505
        Shares Outstanding, $8.00 Series - 12,000                       1,398,857          1,398,857
       Nonredeemable:
        Shares Outstanding, $7.00 Series -  1,017                         101,700            101,700
        Shares Outstanding, $4.75 Series - 10,000                       1,000,000          1,000,000
                                                                    -------------      -------------
                TOTAL CUMULATIVE PREFERRED STOCK                        4,063,062          4,063,062
                                                                    -------------      -------------
     Long-term Debt:
        8.05% Amortizing Secured Note, due December 20, 2021            3,153,815          3,203,401
        6.25% Amortizing Secured Note, due May 22, 2028                10,360,000               --
        4.22% State Revolving Trust Note, due December 31, 2022           192,281             67,350
        3.60% State Revolving Trust Note, due May 1, 2025                 530,637               --
        0.00% NJEIT Fund Loan, due September 1, 2021                      690,833            730,017
        4.00% NJEIT Trust Loan, due September 1, 2021                     820,000            850,000
        First Mortgage Bonds:
            5.20%, Series S, due October 1, 2022                       12,000,000         12,000,000
            5.25%, Series T, due October 1, 2023                        6,500,000          6,500,000
            6.40%, Series U, due February 1, 2009                      15,000,000         15,000,000
            5.25%, Series V, due February 1, 2029                      10,000,000         10,000,000
            5.35%, Series W, due February 1, 2038                      23,000,000         23,000,000
            0.00%, Series X, due September 1, 2018                        807,956            862,088
            4.25%, Series Y, due September 1, 2018                        965,000          1,010,000
            0.00%, Series Z, due September 1, 2019                      1,792,435          1,907,568
            5.25%, Series AA, due September 1, 2019                     2,175,000          2,265,000
            0.00%, Series BB, due September 1, 2021                     2,168,277          2,287,385
            4.00%, Series CC, due September 1, 2021                     2,360,000          2,440,000
            5.10%, Series DD, due January 1, 2032                       6,000,000          6,000,000
                                                                    -------------      -------------
               SUBTOTAL LONG-TERM DEBT                                 98,516,234         88,122,809
                                                                    -------------      -------------
                 Less: Current Portion of Long-term Debt               (1,060,537)          (639,427)
                                                                    -------------      -------------
                          TOTAL LONG-TERM DEBT                         97,455,697         87,483,382
                                                                    -------------      -------------
                               TOTAL CAPITALIZATION                 $ 181,180,178      $ 168,047,689
                                                                    =============      =============

                                                                  Nine Months Ended     Year Ended
                                                                    September 30,       December 31,
                                                                         2003              2002
                                                                    -------------      -------------
RETAINED EARNINGS:
     BALANCE AT BEGINNING OF PERIOD                                 $  23,187,076      $  22,190,691
     Net Income                                                         5,421,304          7,765,353
                                                                    -------------      -------------
           TOTAL                                                       28,608,380         29,956,044
                                                                    -------------      -------------
     Cash Dividends:
        Cumulative Preferred Stock                                        191,090            254,786
        Common Stock                                                    5,050,066          6,510,494
     Common Stock Expenses                                                   --                3,688
                                                                    -------------      -------------
           TOTAL DEDUCTIONS                                             5,241,156          6,768,968
                                                                    -------------      -------------
BALANCE AT END OF PERIOD                                            $  23,367,224      $  23,187,076
                                                                    =============      =============

* All share amounts reflect the four-for-three common stock split effective November 14, 2003.

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended Sept. 30,    Twelve Months Ended Sept. 30,
                                                                2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  5,421,304    $  5,737,876    $  7,448,782    $  7,515,615
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      4,288,489       3,969,132       5,282,624       5,231,161
            Provision for Deferred Income Taxes                  231,330          38,765         340,589         112,598
            Allowance for Funds Used During Construction        (253,254)       (186,439)       (336,482)       (249,014)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                 (739,938)       (197,149)         94,629         102,232
            Accounts Payable                                   1,172,965        (302,023)      1,138,530         188,881
            Accrued Taxes                                        930,136         574,585         (76,575)        (99,894)
            Accrued Interest                                    (875,333)     (1,120,674)         45,723         (50,862)
            Unbilled Revenues                                   (690,448)       (624,776)       (445,748)       (484,392)
            Employee Benefit Plans                              (290,201)       (116,387)       (156,752)        (30,458)
            Other-Net                                           (575,877)       (574,807)       (816,808)        173,882
                                                            ------------    ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      8,619,173       7,198,103      12,518,512      12,409,749
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                          (13,121,493)    (12,820,622)    (16,789,966)    (16,713,628)
        Proceeds from Real Estate Dispositions                   344,972            --           344,972            --
        Preliminary Survey and Investigation Charges            (645,659)         62,669        (863,174)          4,187
        Other-Net                                               (169,003)         12,737        (152,798)        431,414
                                                            ------------    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                        (13,591,183)    (12,745,216)    (17,460,966)    (16,278,027)
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                            (762,143)     (6,428,035)       (777,944)     (6,442,480)
        Proceeds from Issuance of Long-term Debt              11,155,568       6,066,065      11,156,853      12,456,960
        Short-term Bank Borrowings                            (5,150,000)      4,025,000      (4,750,000)      5,550,000
        Deferred Debt Issuance Expenses                         (196,935)       (501,558)       (206,195)       (508,259)
        Temporary Cash Investments-Restricted                  1,255,019       1,385,213       2,933,390      (5,222,350)
        Proceeds from Issuance of Common Stock-Net             2,980,026       2,840,631       3,350,256       3,155,895
        Payment of Common Dividends                           (5,050,066)     (4,842,862)     (6,717,698)     (6,442,287)
        Payment of Preferred Dividends                          (191,090)       (191,089)       (254,786)       (254,785)
        Construction Advances and Contributions-Net              968,685         436,441       1,406,449         742,581
                                                            ------------    ------------    ------------    ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            5,009,064       2,789,806       6,140,325       3,035,275
                                                            ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           37,054      (2,757,307)      1,197,871        (833,003)
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,937,894       4,534,384       1,777,077       2,610,080
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,974,948    $  1,777,077    $  2,974,948    $  1,777,077
                                                            ============    ============    ============    ============

  * Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash Paid During the Period for:
        Interest (net of amounts capitalized)               $  4,511,199    $  4,752,593    $  4,592,725    $  5,055,192
        Income Taxes                                        $  1,615,000    $  2,729,500    $  3,122,500    $  4,431,500

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

The consolidated notes accompanying the financial statements included in the 2002 Form 10-K are applicable to this report and, in the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three, nine and twelve month periods ended September 30, 2003 and 2002. Information included in the Balance Sheet as of December 31, 2002, has been derived from the Company's audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - Capitalization

Common Stock - During the nine months ended September 30, 2003, 167,022 common shares ($2.9 million) were issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. The Plan had offered a 5% discount on optional cash payments and reinvested dividends that ended on September 2, 2003. The New Jersey Board of Public Utilities approved the Company's request for a four-for-three stock split of its common stock, effective November 14, 2003 for shareholders of record on November 1, 2003. All share and per share amounts have been restated to reflect this split.

Long-term Debt - Tidewater received approval from the Delaware Public Service Commission (PSC) to borrow $13.8 million to fund a portion of its multi-year capital program and refinance some of its short-term debt. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $3.3 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for six specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.60% on the outstanding principal amount. All unpaid principal and fees must be paid on or before May 1, 2025. Tidewater borrowed approximately $0.5 million in July 2003 for one of the projects.

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


                                                    (In Thousands Except for per Share Amounts)
                              Three Months Ended                   Nine Months Ended                    Twelve Months Ended
                                 September 30,                       September  30,                       September 30,

                      2003            2002                 2003                2002                2003                 2002
Basic:                Income   Shares   Income  Shares    Income   Shares    Income   Shares     Income    Shares   Income    Shares
------------------------------------------------------    ----------------------------------     -----------------------------------
Net Income            $2,393   10,506   $2,572  10,315    $5,421   10,448    $5,738   10,258     $7,449     10,473  $7,516    10,233
Preferred Dividend       (64)             (64)              (191)              (191)               (255)              (255)
                      ------   ------   ------  ------    ------   ------    ------   ------     ------    -------  ------    ------
Earnings Applicable
   to Common Stock    $2,329   10,506   $2,508  10,315    $5,230   10,448    $5,547   10,258     $7,194     10,473  $7,261    10,233

Basic EPS             $ 0.22            $ 0.24            $ 0.50             $ 0.54              $ 0.69              $0.71
------------------------------------------------------    ----------------------------------     -----------------------------------
Diluted:
------------------------------------------------------    ----------------------------------     -----------------------------------
Earnings Applicable
   to Common Stock    $2,329   10,506   $2,508  10,315    $5,230   10,448    $5,547   10,258     $7,194     10,473  $7,261    10,233
$7.00 Series Dividend     26      179       26     179        78      179        78      179        104        179     104       179
$8.00 Series Dividend     24      164       24     164        72      164        72      164         96        164      96       164
                      ------   ------   ------  ------    ------   ------    ------   ------     ------    -------  ------    ------
Adjusted Earnings
Applicable to
  Common Stock        $2,379   10,849   $2,558  10,658    $5,380   10,791    $5,697   10,601     $7,394     10,816  $7,461    10,576

Diluted EPS           $ 0.22            $ 0.24            $ 0.50             $ 0.54              $ 0.68             $ 0.71



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



                                                                (Thousands of Dollars)
                                            Three Months Ended     Nine Months Ended      Twelve Months Ended
                                            September 30,             September 30,           September 30,
Operations by Segments:                     2003         2002       2003        2002        2003         2002
---------------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                              $ 15,360    $ 14,968    $ 42,427    $ 41,156    $ 55,669    $ 54,593
   Non - Regulated                           2,256       2,026       6,204       5,611       8,169       7,858
Inter-segment Elimination                      (30)        (11)        (66)        (29)        (78)        (38)
                                          --------------------------------------------------------------------
Consolidated Revenues                     $ 17,586    $ 16,983    $ 48,565    $ 46,738    $ 63,760    $ 62,413
                                          --------------------------------------------------------------------

Operating Income:
   Regulated                              $  3,329    $  3,661    $  8,629    $  9,088    $ 11,573    $ 12,041
   Non - Regulated                             171          92         335         228         562         357
Inter-segment Elimination                       --          --          --          --          --          --
                                          --------------------------------------------------------------------
Consolidated Operating Income             $  3,500    $  3,753    $  8,984    $  9,316    $ 12,135    $ 12,398
                                          --------------------------------------------------------------------

Depreciation/Amortization:
   Regulated                              $  1,326    $  1,063    $  3,922    $  3,653    $  5,194    $  4,916
   Non - Regulated                              16          10          39          28          49          43
Inter-segment Elimination                       --          --          --          --          --          --
                                          --------------------------------------------------------------------
Consolidated Depreciation/Amortization    $  1,342    $  1,073    $  3,961    $  3,681    $  5,243    $  4,959
                                          --------------------------------------------------------------------

Other Income:
   Regulated                              $  1,010    $    858    $  2,415    $  1,962    $  3,229    $  2,339
   Non - Regulated                              --         (13)        (33)         23         (34)         26
Inter-segment Elimination                     (874)       (733)     (2,114)     (1,688)     (2,782)     (2,088)
                                          --------------------------------------------------------------------
Consolidated Other Income                 $    136    $    112    $    268    $    297    $    413    $    277
                                          --------------------------------------------------------------------

Interest Expense:
   Regulated                              $  1,406    $  1,575    $  4,628    $  4,681    $  6,229    $  6,190
   Non - Regulated                              37          13          80          40          94          54
Inter-segment Elimination                     (199)       (295)       (877)       (846)     (1,224)     (1,085)
                                          --------------------------------------------------------------------
Consolidated Interest Expense             $  1,244    $  1,293    $  3,831    $  3,875    $  5,099    $  5,159
                                          --------------------------------------------------------------------

Net Income:
   Regulated                              $  2,935    $  2,945    $  6,416    $  6,369    $  8,571    $  8,190
   Non - Regulated                             133          66         242         211         435         329
Inter-segment Elimination                     (675)       (439)     (1,237)       (842)     (1,557)     (1,003)
                                          --------------------------------------------------------------------
Consolidated Net Income                   $  2,393    $  2,572    $  5,421    $  5,738    $  7,449    $  7,516
                                          --------------------------------------------------------------------

Capital Expenditures:
   Regulated                              $  4,784    $  3,645    $ 12,559    $ 12,620    $ 15,999    $ 16,500
   Non - Regulated                               6         132         218         201         446         214
Inter-segment Elimination                       --          --          --          --          --          --
                                          --------------------------------------------------------------------
Total Capital Expenditures                $  4,790    $  3,777    $ 12,777    $ 12,821    $ 16,445    $ 16,714
                                          --------------------------------------------------------------------

                                           As of        As of
                                       September 30,   December
                                            2003       31, 2002
                                       ------------------------
Assets:
   Regulated                               286,301     280,655
   Non - Regulated                           4,341       4,093
Inter-segment Elimination                  (35,637)    (40,144)
                                       ------------------------
Consolidated Assets                        255,005     244,604
                                       ------------------------

Note 5 - New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective after June 30, 2003. The adoption of SFAS 149 did not have any effect on the Company's financial statements.



FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities And Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any effect on the Company's financial statements.



In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). The adoption of FIN 46 is not expected to have any effect on the Company's financial statements.


Note 6 - Contingent Liabilities

Litigation - A claim against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid was recently settled. The counterclaim was dismissed and submitted to binding arbitration which is still pending. In the arbitration, the maximum damages for which the Company may be responsible is $250,000. Management is unable to determine the outcome of the arbitration.

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. At this time, management is unable to determine the impact, if any, on the financial statements. The Company's maximum exposure in this litigation is estimated to be $5.2 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2003
Operating revenues for the three months ended September 30, 2003 were up $0.6 million or 3.55% from the same period in 2002. Customer growth of 9.1% in Delaware provided additional facility charges and connection fees of $0.6 million. Higher base rates in Delaware provided $0.1 million of the increase. Offsetting some of the growth increases were the decline in consumption revenues of $0.3 million in Delaware, due to cool wet weather during the quarter. Even though our New Jersey systems experienced similar weather as Delaware, revenue was flat compared to the prior year because of the drought restrictions in place in 2002, which were not in place in 2003. Revenues from our operations and maintenance contracts rose $0.2 million due to scheduled increases in fixed fees under the City of Perth Amboy contract.

Operating expenses increased $0.9 million or 6.46%. Main repair expenses increased by $0.1 million. Water treatment expenses increased by $0.1 million. Pumping expenses increased by $0.1 million due to higher electricity costs. Payroll costs and employee benefits costs increased by $0.4 million. Tidewater expenses increased by $0.1 million as customer growth increased production related costs and the need for additional employees. There were higher sewer disposal costs of $0.1 million for USA-PA.

Depreciation expense increased $0.3 million, or 25.1% due mostly to the effect of a one-time reconciliation adjustment in 2002.

AFUDC increased by $0.1 million for the year as Tidewater's capital program now includes larger projects with longer construction schedules.

Other taxes increased by $0.1 million due to payroll related taxes and real estate taxes in New Jersey and Delaware. Lower Federal income taxes of $0.3 million over last year are attributable to unfavorable operating results during the last three months.

Net income decreased by 6.98% to $2.4 million and basic and diluted earnings per share decreased to $0.22 from $0.24 per share.

Results of Operations - Nine Months Ended September 30, 2003

Operating revenues for the nine months rose $1.8 million or 3.91% over the same period in 2002. Customer growth of 9.1% in Delaware provided additional facility charges and connection fees of $1.2 million. Higher base rates in our Delaware service territories provided $0.5 million of the increase. Cool wet weather in the Mid Atlantic region pushed Tidewater's consumption revenue down by $0.4 million and Middlesex consumption revenue down by $0.1 million. Revenues from our operations and maintenance contracts rose $0.5 million due to scheduled increases in fixed fees under the City of Perth Amboy contract. Wastewater operations in Delaware provided $0.1 million in additional revenues.

Operating expenses increased by $2.2 million or 5.8%. Costs related to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional expenses of $0.3 million. There were higher sewer disposal costs of $0.3 million for USA-PA. An increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits pushed up costs by $0.4 million. In New Jersey, payroll costs, employee benefits and legal fees pushed up costs by $0.8 million. Water Treatment, Source of Supply and Pumping costs increased by $0.4 million combined.

Other taxes increased by $0.2 million generally due to payroll related taxes and real estate taxes in both New Jersey and Delaware. Lower Federal income taxes of $0.5 million over last year are attributable to the unfavorable operating results during the first nine months of 2003.

Depreciation expense increased by $0.3 million, or 7.60% due to a higher level of utility plant in service.

Other income decreased by $0.1 million as interest rates fell on short-term cash balance investments.

AFUDC rose $0.1 million for the year as Tidewater's capital program now includes larger projects with longer construction schedules.

Net income decreased to $5.4 million from $5.7 million and basic and diluted earnings per share decreased by $0.04 to $0.50.

Results of Operations - Twelve Months Ended September 30, 2003

Operating revenues for the twelve months ended September 30, 2003 were up $1.3 million to $63.8 million. Annual customer growth of 9.1% in Delaware provided additional facility charges and connection fees of $1.4 million. Consumption revenue fell $0.5 million in New Jersey and $0.03 million in Delaware due to cool and wet weather in 2003. Rate increases in Delaware accounted for $0.5 million. Service fees from our operations and maintenance contracts rose $0.2 million, due to increased fixed fees for sewer disposal costs under the City of Perth Amboy contract.

AFUDC increased by $0.1 million for the year as Tidewater's capital program now includes larger projects with longer construction schedules.

Operating expenses increased $1.6 million or 3.2%. Operations and maintenance expenses increased $1.9 million or 5.8%. Main breaks resulting from severe winter weather conditions in the first quarter of 2003 pushed expenses up by $0.4 million. In addition, water treatment expenses were up $0.4 million and payroll, employee-related costs and auditing fees rose by $0.8 million. An increase in our Delaware employee base, general wage increases and higher costs associated with insurance expense pushed up costs by $0.3 million.

Depreciation increased by $0.3 million, or 5.7% due to a higher level of utility plant in service.

Other taxes increased by $0.1 million due to higher payroll related taxes in both New Jersey and Delaware and real estate taxes in Delaware. Federal income taxes decreased $0.7 million, or 16.9% as a result of the lower amount of taxable income.

Net income decreased by less than $0.1 million. Due to an increase in average shares outstanding basic earnings per share fell by $0.02 to $0.69 and diluted earnings per share fell by $0.03 to $0.68.

Capital Resources

The Company's capital program for 2003 is estimated to be $18.0 million and includes $11.0 million for water system additions and improvements for our Delaware systems, $2.7 million for the RENEW Program, which is our program to clean and cement line approximately five miles of unlined mains in the Middlesex system. There is a total of approximately 143 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes $4.3 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.7 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $0.1 million for computer systems and $2.1 million for various other items.

 Liquidity

To pay for its remaining capital program in 2003, Middlesex will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust (NJEIT) loans and Delaware State Revolving Funds (SRF) loans, which provides low cost financing for projects that meet certain water quality and system improvement benchmarks. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit with three commercial banks. At September 30, 2003, there was $12.5 million outstanding against the lines of credit.

Going forward into 2004 through 2006, Middlesex currently projects that it will be required to expend approximately $65.0 million for capital projects. Plans to finance those projects are underway as the Company expects to receive approval to borrow up to $17.0 million under the NJEIT program in November of 2004. Middlesex is also seeking permission from the New Jersey Board of Public Utilities (BPU) to issue up to 800,000 shares of Middlesex common stock, which based on the common stock's closing price on September 30, 2003, could provide up to $14.0 million if approved and actually issued. We expect to receive BPU approval in November 2003 and ultimately issue the stock in January 2004. There can be no assurance, however, that we will receive BPU approval or that we will consummate any sale of our common stock. We anticipate that some additional capital projects in Delaware will be eligible for the SRF program in that State and are pursuing those opportunities. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective after June 30, 2003. The adoption of SFAS 149 did not have any effect on the Company's financial statements.



FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities And Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any effect on the Company's financial statements.



In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). The adoption of FIN 46 is not expected to have any effect on the Company's financial statements.

Outlook

While revenues continue to grow in Delaware because of customer growth and rate increases, cool wet weather has reduced consumption demands in our New Jersey and Delaware systems. This trend has continued into the fourth quarter in both New Jersey and Delaware. Also, certain operating costs will continue to increase as we go forward. With the deregulation of the electricity generation market in New Jersey on August 1, 2003, Middlesex electric commodity costs have increased over 40%. On that same date the remaining regulated portion of the electricity rates rose 15%. The New Jersey Water Supply Authority has changed the way it contracts for supplemental water purchases with all contract customers, including Middlesex. These changes, which are effective January 1, 2004, are expected to increase our cost of raw water by at least 8.5%. Costs for the employee pension plan continue to rise as the return on plan assets have dropped due to the overall performance of the stock market prior to 2003. These increasing costs, when added to already higher costs for business insurances and security costs, prompted Middlesex to file for a 17.82% base rate increase with the BPU on November 5, 2003. The Company currently anticipates that this matter could be decided by the summer of 2004. There is no certainty that the BPU will approve any or all of the requested increase.

Tidewater received approval for a 2.49% Distribution System Improvement Charge
(DSIC) from the Delaware Public Service Commission (PSC), effective for services rendered on or after July 1, 2003. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any six month period and a 7.5% overall limitation. Tidewater expects to file for another DSIC to be effective January 1, 2004, which can not exceed 2.51% based on the aforementioned annual limit. In addition, because Tidewater continues to make significant capital additions and improvements to its new and existing systems, it believes it will be necessary to file for a base rate increase by early Spring 2004. That increase request, which is expected to be in excess of 20%, is due to the $20.0 million of additional utility plant placed in service or to be placed in service since the last rate case.

The Company continues to pursue regulated and non-regulated opportunities in New Jersey and Delaware. White Marsh Environmental Systems, a wholly-owned subsidiary of Tidewater, has begun a campaign to acquire contracts to operate non-regulated wastewater systems throughout Delaware. Systems currently under contract or expected to be signed shortly will generate annual revenues of approximately $130,000. Although the expected results of operations are not material compared to the consolidated group, we believe it puts us in a better position to obtain additional wastewater and water projects in Delaware.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.1 million of the current portion of nine existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended September 30, 2003.

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



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          A claim against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid was recently settled. The counterclaim was dismissed and submitted to binding arbitration which is still pending. In the arbitration, the maximum damages for which the Company may be responsible is $250,000. Management is unable to determine the outcome of the arbitration.

          Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. At this time, management is unable to determine the impact, if any, on the financial statements. The Company's maximum exposure in this litigation is estimated to be $5.2 million.

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

                           Exhibit 31.1:  Section 302 Certification by
                                          A. Bruce O'Connor Pursuant to Rules
                                          13a-14 and 15d-14 of the Securities
                                          Exchange Act of 1934
                                                  .


                           Exhibit 32:    Section 906 Certification by
                                          Dennis G. Sullivan Pursuant to
                                          18 U.S.C. ss.1350

                           Exhibit 32.1:  Section 906 Certification by
                                          A. Bruce O'Connor Pursuant to 18
                                          U.S.C. ss.1350
          (b) Reports
              on Form 8-K: Filed September 16, 2003 for Stock Split and Stock
                                 Offering Disclosure.
                           Filed October 31, 2003 for Third Quarter
                                 Earnings Release.
                           Filed November 6, 2003 for  Middlesex Water Company
                                 Rate Case Filing.





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