Form 10-K
period 2003-12-31
MIDDLESEX WATER CO
filed 2004-03-15
CIK 66004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                                           Commission File
For the Fiscal Year ended December 31, 2003                No. 0-422

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

                YES |X|.                                NO |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2003 was $188,144,223 based on the closing market price of $17.95 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at March 9, 2004
           -----                                ----------------------------
Common Stock, No par Value                              10,588,947

                       Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 19, 2004 as to Part III.

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K
                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
PART I
Item 1    Business:
             Overview                                                         1
             Financial Information                                            3
             Water Supplies and Contracts                                     4
             Employees                                                        6
             Competition                                                      6
             Regulation                                                       6
             Management                                                       7
Item 2    Properties                                                          9
Item 3    Legal Proceedings                                                  11
Item 4    Submission of Matters to a Vote of Security Holders                11

PART II
Item 5    Market for the Registrant's Common
             Equity, Related Stockholder Matters and Price
              Range of Common Stock                                          11
Item 6    Selected Financial Data                                            13
Item 7    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   14
Item 7A   Qualitative and Quantitative Disclosure About Market Risk          21
Item 8    Financial Statements and Supplementary Data                        21
Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                            43
Item 9A   Controls and Procedures                                            44

PART III
Item 10   Directors and Executive Officers of the Registrant                 44
Item 11   Executive Compensation                                             44
Item 12   Security Ownership of Certain Beneficial Owners
             and Management                                                  45
Item 13   Certain Relationships and Related Transactions                     45
Item 14   Principal Accountant Fees and Services                             45

PART IV
Item 15   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                             45

Signatures                                                                   46
Exhibit Index                                                                47

                           FORWARD-LOOKING STATEMENTS

We discuss certain matters in this document which are not historical facts, but which are "forward-looking statements." We intend these "forward-looking statements" to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" may include, but are not limited to, statements regarding:

      o     our expected profitability and results of operations;

      o     strategic plans for growth;

      o the amount and timing of rate increases and other regulatory matters;

      o     expectations and events concerning capital expenditures; and

      o     the availability and quality of our water supply.

The "forward-looking statements" in this document reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think "forward-looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Important matters that may affect what will actually happen include, but are not limited to, general stock market risks, government regulation and fluctuating economic conditions.

The terms "we," "our," and "us" refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. ("Tidewater") (and Tidewater's wholly-owned subsidiaries, Southern Shores Water Company, LLC ("Southern Shores") and White Marsh Environmental Systems, Inc. ("White Marsh"), Pinelands Water Company ("Pinelands Water") and Pinelands Wastewater Company ("Pinelands Wastewater") (collectively, "Pinelands"), Utility Service Affiliates, Inc. ("USA"), Utility Service Affiliates (Perth Amboy) Inc., ("USA-PA") and Bayview Water Company ("Bayview").

PART I

Item 1. Business

Overview

Middlesex Water Company was incorporated as a water utility company in 1897 and owns and operates regulated water utility systems in central and southern New Jersey and in Delaware as well as a regulated wastewater utility in southern New Jersey. We also operate water and wastewater systems on behalf of others in New Jersey and Delaware.

Middlesex principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our internet website address is http://www.middlesexwater.com. We make available, free of charge through our internet website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Middlesex System

The Middlesex System provides water services to approximately 58,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under contract to the Township of Edison, the Boroughs of Highland Park and Sayreville, and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. Under a special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick. The Middlesex System, through its retail and contract service operations, produced approximately 70% of our 2003 revenue.

The Middlesex System's retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of Edison Township and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. The retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These retail customers are located in generally well-developed areas of central New Jersey. The contract customers of the Middlesex System comprise an area of approximately 141 square miles with a population of approximately 267,000. Contract sales to Edison, Sayreville, Old Bridge and Marlboro are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980's approved plans to increase available surface water supply to the South River Basin area of the state to permit a reduced use of ground water in this area. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro, Old Bridge and Sayreville consistent with the state-approved plan.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern
Shores Water Company, LLC, provides water services to approximately 24,000 retail customers for domestic, commercial and fire protection purposes in over 240 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 15% of our total revenue in 2003. Tidewater has another wholly-owned subsidiary, White Marsh Environmental Systems, Inc., which owns the office building that Tidewater uses as its business office, and which operates water and wastewater systems under contract. White Marsh's rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC).

Utility Service Affiliates (Perth Amboy)

USA-PA operates the City of Perth Amboy's water and wastewater systems under a 20-year agreement, which expires in 2018. Perth Amboy has a population of 40,000 and has approximately 9,300 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees based on increased system billing. Fixed fee payments began at $6.4 million in the first year and are to increase over the term of the 20-year contract to $9.7 million. Variable fees in 2003 were approximately $0.2 million. USA-PA produced approximately 12.5% of our total revenue in 2003.

In connection with the agreement, we guaranteed a series of bonds in the principal amount of approximately $26.3 million. In addition to the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water services approximately 2,300 residential customers in Burlington County, New Jersey. Pinelands produced less than 1% of our total revenue in 2003.

Pinelands Wastewater services approximately 2,300 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. Pinelands Wastewater produced approximately 1% of our total revenue in 2003.

Utility Service Affiliates, Inc.

In 1999, we implemented a franchise agreement with the City of South Amboy ("South Amboy") to provide water service and install water system facilities in South Amboy. The South Amboy franchise was approved by the Board of Public Utilities (BPU) and its implementation significantly impacted two existing agreements entered into by the parties. The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement was for the provision of management services for a fixed fee.

Middlesex and USA have jointly entered into a venture with an entity that offers meter installation and related services. This venture seeks to obtain competitively bid service contracts with municipalities in the Mid-Atlantic and New England regions. The contract work may include any or all of the following: meter purchases, replacement meter program, new meter program and meter testing. USA also offers a service line maintenance program to residential customers in the Middlesex system. These businesses contributed less than 1% of our total revenue in 2003.

Bayview System

In April 2001, Bayview bought the assets of a 300-customer water utility in Cumberland County, New Jersey. The Bayview System produced less than 1% of our total revenue in 2003.

Financial Information

Consolidated operating revenues and operating income are as follows:

                                               (Thousands of Dollars)
                                              Years Ended December 31,
                                         ---------------------------------
                                           2003         2002         2001
                                         -------      -------      -------
      Operating Revenues                 $64,111      $61,933      $59,638
                                         =======      =======      =======
      Operating Income                   $11,500      $12,467      $11,493
                                         =======      =======      =======

      Operating revenues were earned from the following sources:

                                                Years Ended December 31,
                                                -------------------------
                                                 2003      2002      2001
                                                -----     -----     -----

      Residential                                39.4%     40.0%     38.4%
      Commercial                                  9.8       9.7      10.2
      Industrial                                 11.1      11.9      12.6
      Fire Protection                            10.7      10.5      10.4
      Contract Sales                             13.2      14.1      14.8
      Contract Operations                        12.6      12.1      12.2
      Other                                       3.2       1.7       1.4
                                                -----     -----     -----

         TOTAL                                  100.0%    100.0%    100.0%
                                                -----     -----     -----

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe we have adequate sources of water supply to meet the current and anticipated future service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System, which produced 16,569 million gallons in 2003, obtains water from surface sources and wells, which we call groundwater sources. In 2003, surface sources of water provided approximately 70% of the Middlesex System's water supply, groundwater from wells provided approximately 23% and the balance of 7% was purchased from a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface water supply for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority. Middlesex has recently entered into a renewed and modified agreement with the New Jersey Water Supply Authority, which is effective January 1, 2004 and expires November 30, 2023, and provides an average purchase of 27 million gallons per day of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. We project that due to the renewed and modified agreement, expenses resulting from this agreement will increase our cost of raw water by at least 8.5% annually on a going forward basis. Surface water is pumped to and treated at the Carl J. Olsen (CJO) Plant. Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons per day of treated water with provisions for additional purchases. Purchased water costs are shown below:

                                                  (Millions of Dollars)
                                                Years Ended December 31,
                                             -----------------------------
      Purchased Water                          2003       2002       2001
      ---------------                        -------    -------    -------
      Untreated                              $   2.0    $   1.9    $   2.0
      Treated                                    1.8        1.8        1.7
                                             -------    -------    -------
      Total Costs                            $   3.8    $   3.7    $   3.7
                                             =======    =======    =======

Our Middlesex System also derives water from groundwater sources equipped with electric motor-driven, deepwell turbine-type pumps. The Middlesex System has 31 wells, which provide an aggregate pump capacity of approximately 27 million gallons per day.

The Middlesex System's groundwater sources are:

                                                2003
                                             Maximum Use
                                No.of      Per Day Pumpage          Pump
            Source              Wells   (millions of gallons)  Capacity (mgd)        Location
            ------              -----   ---------------------  --------------        --------
      Park Avenue                15              8.5                15.2         South Plainfield
      Tingley Lane North          4              2.8                 2.8         Edison
      Tingley Lane South          5              2.6                 2.6         Edison
      Spring Lake                 4              0.7                 2.8         South Plainfield
      Sprague Avenue #1           1              1.0                 1.1         South Plainfield
      Sprague Avenue #2           1              1.3                 1.3         South Plainfield
      Maple Avenue                1              0.8                 0.9         South Plainfield
                                 --

         Total                   31

Tidewater System

Our Tidewater System, which produced 1,295 million gallons in 2003, obtains 100% of its water from 209 wells. In 2003, we placed eleven new wells in service and also deactivated, sealed and abandoned fifteen wells. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional filter plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells drilled into the Mt. Laurel aquifer which provided overall system delivery of 163 million gallons in 2003. The pump capacity for the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from two wells, which provided an overall system delivery of 10 million gallons in 2003. Each well has treatment facilities. Bayview has completed the replacement of its entire distribution system with approximately 16,000 feet of mains, valves and hydrants.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is
0.5 million gallons per day. Current average flow is 0.3 million gallons per day. Pinelands has a current valid discharge permit issued by the New Jersey Department of Environmental Protection ("DEP").

Employees

As of December 31, 2003, we had a total of 148 employees in New Jersey, and a total of 61 employees in Delaware. In addition, we lease 24 employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within the industry.

Competition

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the PSC awarding franchises to other regulated water utilities.

Regulation

We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities. We are subject to environmental and water quality regulation by the United States Environmental Protection Agency ("EPA"), and the New Jersey Department of Enviromental Protection ("DEP") with respect to operations in New Jersey and the Delaware Department of Natural Resources and Environmental Control ("DNREC"), Delaware Department of Health and Social Services-Division of Public Health ("DPH"), and the Delaware River Basin Commission ("DRBC") with respect to operations in Delaware. In addition, our issuances of securities are subject to the prior approval of the BPU or the PSC.

Regulation of Rates and Services

New Jersey water and wastewater service operations (excluding the operations of USA-PA) are subject to regulation by the BPU. Similarly, our Delaware water service operations are subject to regulation by the PSC. These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. For ratemaking purposes, we account separately for operations in New Jersey and Delaware to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

In determining our rates, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on that property each within its separate jurisdiction. Rate determinations by the BPU do not guarantee particular rates of return to us for our New Jersey operations or do rate determinations by the PSC guarantee particular rates of return for our Delaware operations. Thus, we may not achieve the rates of return permitted by the BPU or the PSC.

Middlesex Water Company filed a 17.8% base rate increase petition with the BPU on November 5, 2003. Increased operating expenses and utility plant investment necessitated the rate increase request. Tidewater believes it will be necessary to file for a base rate increase by early spring, 2004. In accordance with the tariff established for Southern Shores, a rate increase based on the Consumer Price Index was implemented on January 1, 2004. Other than rates for the Southern Shores system, there can be no assurance that any rate increases will be granted or, if granted, that they will be in the amounts we requested. Further, we filed a base rate increase petition with the BPU for Pinelands on December 30, 2003, requesting an overall increase for those systems of 19.02%. Tidewater received PSC approval to increase its Distribution System Improvement Charge to 4.89% of base rates from 2.49%, effective January 1, 2004.

Water Quality and Environmental Regulations

Both the EPA and the DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, DNREC, DPH and DRBC with respect to operations in Delaware.

Federal, New Jersey and Delaware regulations adopted over the past five years relating to water quality require us to perform expanded types of testing to insure that our water meets state and federal water quality requirements. In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to implement such reduction. We believe the CJO Plant capabilities put us in a strong position to meet any such future standards with regard to our Middlesex System. We use regular testing of our water to determine compliance with existing federal, New Jersey and Delaware primary water quality standards, and believe that expansion will allow us to be in a stronger position to meet any such future regulations regarding our Middlesex System.

Well treatment in our Tidewater System is by chlorination and, in some cases, pH correction and filtration. Treatment in the Pinelands System (disinfection only) is done at individual well sites.

The DEP and the DPH monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other regulations applicable to us include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule.

Management

This table lists information concerning our senior management team:

Name                     Age   Position(s)
---------------------    ---   ------------------------------------------------------
Dennis G. Sullivan       62    President and Chief Executive Officer
A. Bruce O'Connor        45    Vice President, Controller and Chief Financial Officer
Ronald F. Williams       54    Vice President-Operations and Chief Operating Officer
Marion F. Reynolds(1)    64    Vice President, Secretary and Treasurer
Kenneth J. Quinn         56    General Counsel and Assistant Secretary
James P. Garrett         58    Assistant Vice President-Human Resources
Richard M. Risoldi       47    Assistant Vice President of Operations
Gerard L. Esposito       52    President, Tidewater Utilities, Inc.

----------
(1)   Ms. Reynolds retired from the Company on March 1, 2004.

Dennis G. Sullivan - Mr. Sullivan has been a Director of Middlesex since October 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was elected President and General Counsel in May 2001 and became President and Chief Executive Officer in January 2003. He is Chairman of the Board and a Director of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc. and Bayview Water Company. He is also a Director of the New Jersey Utilities Association and the National Association of Water Companies.

A. Bruce O'Connor - Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Controller and Chief Financial Officer in May 1996. Upon the retirement of Ms. Reynolds, as noted above, Mr. O'Connor will assume the additional title and responsibilities of the Assistant Secretary for all subsidiaries except for Utility Service Affiliates, Inc. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He was formerly employed by Deloitte & Touche LLP, a certified public accounting firm from 1984 to 1990. He is Treasurer and a Director of Tidewater Utilities, Inc., Bayview Water Company, Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc. He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.

Ronald F. Williams - Mr. Williams was hired in March 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. Upon the retirement of Ms. Reynolds, as noted above, Mr. Williams will assume the additional title and responsibilities of the Assistant Secretary and Assistant Treasurer for Middlesex. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer since 1991. He is a Director and President of Utility Service Affiliates (Perth Amboy) Inc., and Director of Utility Service Affiliates, Inc., Pinelands Water Company and Pinelands Wastewater Company.

Marion F. Reynolds - Ms. Reynolds, who had been Secretary-Treasurer since 1987 was elected Vice President, Secretary and Treasurer in 1993. Prior to her employment at Middlesex she had been employed by Public Service Electric and Gas Company, Newark, New Jersey since 1958, and was elected Assistant Corporate Secretary in 1976. She is Secretary of Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company and Bayview Water Company and Secretary and a Director of Utility Service Affiliates (Perth Amboy) Inc., and Utility Service Affiliates, Inc.

Kenneth J. Quinn - Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003. Upon the retirement of Ms. Reynolds, as noted above, Mr. Quinn will assume the additional titles and responsibilities of the Secretary and Treasurer for Middlesex and Secretary for all subsidiaries of Middlesex. He has been engaged in the practice of law for 29 years and prior to joining the Company he had been employed by the law firm of Schenck, Price, Smith and King in Morristown, New Jersey. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc., Bayview Water Company and White Marsh Environmental Systems, Inc. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar.

James P. Garrett - Mr. Garrett joined the Company in May, 2003 as Assistant Vice President-Human Resources. Prior to his hire, Mr. Garrett was employed by Toys "R" Us, Inc. from 1980-2003, most recently as Director of Organizational Development. Mr. Garrett is responsible for all human resource programs and activities at Middlesex Water Company, Pinelands Water Company; Pinelands Wastewater Company; Bayview Water Company; Utility Service Affiliates, Inc; Tidewater Utilities, Inc. and White Marsh Environmental Systems, Inc.

Richard M. Risoldi - Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company's treatment and pumping facilities. He was appointed Assistant Vice President of Operations in January 2003. He was formally employed by the Trenton Water Utility and the North Jersey District Water Supply Commission. He is a Director of Tidewater Utilities, Inc. and White Marsh Environmental Systems Inc. He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company, Bayview Water Company and Utility Service Affiliates, Inc.

Gerard L. Esposito - Mr. Esposito joined Tidewater in 1998 as Executive Vice President. Prior to joining the Company he worked for 22 years in various executive positions for Delaware environmental protection and water quality governmental agencies. In 1989, Mr. Esposito became the Director of the Delaware Division of Water Resources, responsible for the administration of all of Delaware's water pollution, water supply, water quality, wetlands and environmental laboratory programs. He is a Director of Tidewater Utilities, Inc. and also serves as a Director and President of White Marsh Environmental Systems, Inc.

Item 2. Properties

Utility Plant

The water utility plant in our systems consist of source of supply, pumping, water treatment, transmission and distribution, general facilities and all appurtenances, including all connecting pipes.

Middlesex System

The Middlesex System's principal source of surface supply is the Delaware & Raritan Canal owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority.

Water is withdrawn from the Delaware & Raritan Canal at New Brunswick, New Jersey through our intake and pumping station located on state-owned land bordering the canal. It is transported through our 54-inch supply main for treatment and distribution at our CJO Plant in Edison, New Jersey. The design capacity of our raw water supply main is 55 million gallons per day. Facilities at the CJO Plant consist of source of supply, pumping, water treatment, transmission, storage, laboratory and general facilities. In 2000, we substantially completed the upgrade and expansion of the CJO Plant, which began in 1997. We monitor water quality at the CJO Plant, at each well field and throughout the distribution system to determine that federal and state water quality standards are met.

The design capacity of the intake and pumping station in New Brunswick, New Jersey, and the raw water supply main located there, is 80 million gallons per day. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate design capacity of 82 million gallons per day. Associated facilities are the 4,900 feet of 54-inch reinforced concrete water main connecting the intake and pumping station with the CJO Plant, 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to our distribution pipe network, and related storage, pumping, control, laboratory and other facilities. We also have a 58,600 foot transmission main, a 38,800 foot transmission main, and a long-term, non-exclusive agreement with the East Brunswick system, all used to transport water to several of our contract customers.

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory
Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. The firm design capacity of the CJO Plant is now 45 million gallons per day (60 million gallons per day maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 million gallons per day. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 72 million gallons per day.

In addition to the main pumping station at the CJO Plant, there is a 15 mgd auxiliary pumping station located in a separate building. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

Middlesex System's storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview), a 5 million gallon reservoir in Carteret (Eborn) and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which Middlesex System's 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We also own our headquarters complex located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot, two story office building and an adjacent 16,500 square foot maintenance facility.

Tidewater System

The Tidewater System's storage facilities include 36 storage tanks, with an aggregate capacity of 3.9 million gallons. Our Delaware operations are managed from Tidewater's leased offices in Dover, Delaware and Millsboro, Delaware. Tidewater's Dover, Delaware office property, located on property owned by White Marsh, consists of a 6,800 square foot office building situated on an eleven-acre lot. White Marsh also owns another business site for which it is exploring several options for future use.

Pinelands System

Pinelands Water Company owns well site and storage properties that are located in Southampton Township, New Jersey. Pinelands Water storage facility is a 1.2 million gallon standpipe.

Pinelands Wastewater System

Pinelands Wastewater Company owns a 12 acre site on which its 0.5 million gallons per day capacity tertiary treatment plant and connecting pipes are located.

Bayview System

Bayview owns two wells, which are located in Downe Township, Cumberland County, New Jersey.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3. Legal Proceedings

A lawsuit was filed against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled by agreement to submit plaintiff's claim for approximately $1.1 million damages to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses. We have not recorded any liability for the claim.

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Price Range of Common Stock

The following table shows the range of closing prices for the Common Stock on the Nasdaq Stock Market for the calendar quarter indicated and the dividend paid to shareholders in such quarter.

     2003                                      High          Low        Dividend
     ----                                      ----          ---        --------

First Quarter                                $ 18.00       $ 15.77       $0.1613
Second Quarter                                 18.49         16.32        0.1613
Third Quarter                                  21.23         17.72        0.1613
Fourth Quarter                                 21.12         18.19        0.1650

     2002                                      High          Low        Dividend
     ----                                      ----          ---        --------

First Quarter                                $ 17.74       $ 16.70       $0.1575
Second Quarter                                 20.04         15.53        0.1575
Third Quarter                                  19.43         13.73        0.1575
Fourth Quarter                                 17.36         15.38        0.1613

Approximate Number of Equity Security Holders as of December 31, 2003

                                                                    Number of
                       Title of Class                            Record Holders
                       --------------                            --------------

      Common Stock, No Par Value                                     2,106
      Cumulative Preferred Stock, No Par Value:
            $7.00 Series                                                14
            $4.75 Series                                                 1
      Cumulative Convertible Preferred Stock, No Par Value:
            $7.00 Series                                                 4
            $8.00 Series                                                 3


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

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                                  2003            2002              2001              2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                            $     64,111    $     61,933      $     59,638      $     54,477     $     53,497
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance                       36,195          32,767            31,740            30,269           28,887
   Depreciation                                      5,363           4,963             5,051             4,701            3,885
   Other Taxes                                       7,816           7,737             7,594             6,916            6,740
   Income Taxes                                      3,237           3,999             3,760             2,653            3,320
-------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                      52,611          49,466            48,145            44,539           42,832
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                    11,500          12,467            11,493             9,938           10,665
Other Income                                           358             442               502               364            1,911
Interest Charges                                     5,227           5,144             5,042             4,997            4,695
-------------------------------------------------------------------------------------------------------------------------------
      Net Income                                     6,631           7,765             6,953             5,305            7,881
Preferred Stock Dividend                               255             255               255               255              301
-------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock           $      6,376    $      7,510      $      6,698      $      5,050     $      7,580
-------------------------------------------------------------------------------------------------------------------------------
Earnings per Share:*
      Basic                                   $       0.61    $       0.73      $       0.66      $       0.50     $       0.77
      Diluted                                 $       0.61    $       0.73      $       0.66      $       0.50     $       0.76
Average Shares Outstanding:*
      Basic                                         10,475          10,280            10,131            10,044            9,854
      Diluted                                       10,818          10,623            10,474            10,387           10,296
Dividends Declared and Paid*                  $      0.649    $      0.634      $      0.623      $      0.613     $      0.593
Total Assets                                  $    263,192    $    248,962      $    240,312      $    222,815     $    218,062
Convertible Preferred Stock                   $      2,961    $      2,961      $      2,961      $      2,961     $      2,961
Long-term Debt                                $     97,377    $     87,483      $     88,140      $     82,109     $     82,330
-------------------------------------------------------------------------------------------------------------------------------

*All share and per share amounts reflect the three-for-two common stock split effective January 2, 2002 and the four-for-three common stock split, effective November 14, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 10 to the consolidated financial statements, in Restatement of Consolidated Financial Statements, the financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 have been restated. The restatement had no effect on reported total assets, net income, earnings applicable to common stock, cash flows from operations or liquidity.

Overview

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the "Middlesex System") provides water services to approximately 58,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 24,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our other Delaware subsidiary, White Marsh, services an additional 1,900 customers in Kent and Sussex Counties.

The majority of our revenue is generated from retail and contract water services to customers in our service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on three factors: weather, adequate and timely rate increases, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years. Cool, wet weather led to lower revenues and earnings in 2003. Rate increases for Middlesex and many of our subsidiaries increased revenues and net income in 2002 and 2001. Customer growth in our Delaware service territories has increased revenues greater than the cost to serve these new customers.

Results of Operations in 2003 Compared to 2002

Operating revenues for the year rose $2.2 million or 3.5% over the same period in 2002. Customer growth of 10.9% in Delaware provided additional facility charges and connection fees of $1.4 million. Higher base rates in our Delaware service territories provided $0.6 million of the increase. Though we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Additionally, weather conditions may adversely impact future consumption despite anticipated growth in the number of customers. For example, for the year ended December 31, 2003, cool wet weather in the Mid-Atlantic region pushed

Tidewater's consumption revenue down by $0.3 million and Middlesex consumption revenue down by $0.5 million. Despite such adverse weather conditions, revenues from our operations and maintenance contracts rose $0.5 million due to scheduled increases in fixed fees under the City of Perth Amboy contract.

New wastewater operations in Delaware provided $0.1 million in additional revenues. Our new meter services venture provided $0.3 million in additional revenues. All other operations accounted for $0.1 million of the higher revenues.

Operating expenses increased by $3.1 million or 6.4%. Costs related to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional expenses of $0.4 million. There were also higher sewer disposal fees and security costs for USA-PA that helped increase costs by $0.6 million. An increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits pushed up costs by $0.7 million. In New Jersey, payroll costs, employee benefits and legal fees pushed up costs by $0.9 million. Non-regulated operations of meter installations and wastewater, which began in 2003, contributed $0.3 million of the overall expense increase.

Water treatment, source of supply and pumping costs increased by $0.5 million combined. Going forward we anticipate an increase in New Jersey's electric generation costs due to deregulation of electricity and an increase of at least 8.5% in the cost of untreated water purchased under a new contract with the New Jersey Water Supply Authority. These increasing costs, in addition to higher business insurance and security costs prompted us to file for a 17.8% base rate increase with the BPU for Middlesex and a 19.02% base rate increase for Pinelands. We cannot predict whether the BPU will approve, deny or reduce the amount of our requests; however, despite the outcome, we will continue to seek rate increases in the future where increased operating costs and capital investment necessitate such action.

Depreciation expense for 2003 increased by $0.4 million, or 8.1%, due to a higher level of utility plant in service. Allowance for funds used during construction rose 17% for the year as Tidewater's capital program now includes larger projects with longer construction schedules. As our investment in utility plant increases, we continue to seek timely rate relief either through base rate filings as discussed above or through other means such as the Distribution System Improvement Charge (DSIC) in Delaware. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any twelve month period and a 7.5% overall limitation. The PSC approved an increase in Tidewater's DSIC to 4.89% of base rates from 2.49%, effective January 1, 2004. In addition, because Tidewater continues to make significant capital additions and improvements to its new and existing systems, it believes it will be necessary to file for a base rate increase by early spring 2004. That increase request, which is expected to be in excess of 20%, is due to the $20.0 million of additional utility plant placed in service or to be placed in service since the last rate case.

Other taxes increased by $0.1 million generally due to higher payroll related taxes and real estate taxes in both New Jersey and Delaware. Lower federal income taxes of $0.8 million over last year are attributable to the reduced operating results for 2003 as compared to 2002.

Other income decreased by $0.1 million as interest rates fell on short-term cash balance investments. Interest expense increased by $0.1 million due to a higher level of overall debt outstanding as compared to last year.

Net income decreased to $6.6 million from $7.8 million and basic and diluted earnings per share decreased by $0.12 to $0.61 due to lower earnings.

Results of Operations in 2002 Compared to 2001

Operating revenues increased $2.3 million or 3.9% over the prior year. Higher base rates in New Jersey and Delaware provided $1.9 million of the increase. A full year of ownership of the Bayview and Southern Shores systems generated additional revenue of $0.4 million. Service fees from our operation and maintenance contracts rose $0.2 million due to an increase in fixed fees for sewer disposal under the City of Perth Amboy contract.

Consumption revenues decreased by $0.2 million. Drought restrictions in New Jersey caused decreased usage in the amount of $1.3 million. The continued double-digit growth of our Tidewater customer base offset $1.1 million of the lower consumption revenues.

Operating expenses increased $1.3 million for the year. Operation and maintenance expenses accounted for $1.0 million of the increase. There were higher sewer costs of $0.2 million for USA-PA. General wage increases, higher costs associated with employee medical and retirement benefits and an increase in our Delaware employee base, pushed up operation and maintenance costs by $0.7 million. Approximately $0.2 million was due to the inclusion of expenses of Southern Shores for the entire year. Increases in business insurances, audit fees and stock exchange filing fees amounted to $0.2 million. A favorable decrease in water production and treatment costs of $0.3 million was due to drought related consumption decreases in our New Jersey operations.

Other taxes increased by $0.1 million due to higher revenue related taxes in New Jersey, increased real estate taxes and payroll taxes in both New Jersey and Delaware. Higher federal income taxes of $0.2 million over 2001 were attributable to favorable operating results over that year.

Depreciation expense decreased by $0.1 million, or 1.7%, due to the full recovery of our investment in transportation equipment, which we depreciate at a higher rate than our mains and appurtenances.

Allowance for funds used during construction rose $0.1 million for the year as the capital programs of Middlesex Water Company and Tidewater now include larger projects with longer construction periods. Other income was lower by $0.3 million due mostly to the recognition of a one time gain reported in 2001 by a small investor-owned water utility in southern Delaware, in which we own a 23% interest.

Even though there was a higher level of long-term and short-term debt outstanding compared to 2001, lower interest rates on short-term debt and the $6.0 million refinancing of long-term debt at a lower rate helped to keep the interest expense increase to 2.0% or $0.1 million.

Net income rose to $7.8 million from $7.0 million and basic and diluted earnings per share rose $0.07 from $0.66 to $0.73 per share due to higher earnings.

Outlook

Our revenues should continue to increase in 2004 as we expect customer growth in Delaware and our pursuit of non-regulated opportunities in Delaware and elsewhere to continue. The level of revenues and earnings will be impacted by the ultimate outcome of the New Jersey base rate cases currently under review by the BPU and the anticipated base rate filing in Delaware for Tidewater. Revenues and earnings will also be influenced by weather. Changes in these factors as well as our projected capital program are the primary factors that will determine the need for future rate increase filings.

We continue to explore viable plans to streamline operations and reduce costs, particularly in Delaware, where customer growth continues to exceed industry averages. Part of the challenge is that our Delaware operations are a combination of over 70 stand-alone production and distribution systems serving 240 communities.

Our strategy is for continued growth through acquisitions, internal expansion, public/private partnerships and rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2003, net cash flow from operations of $14.2 million, which increased over 2002 due to lower working capital requirements, and proceeds from prior year financings allowed us to fund approximately 85% of our 2003 utility plant expenditures. Net proceeds from issuing long-term debt were used to fund the balance of those expenditures.

As shown in the following table, we expect our capital expenditures in 2004 and 2005 to increase over 2003. These increases are attributable to a major pipeline installation in the Middlesex system and continued customer growth and service improvement requirements in our Tidewater systems in Delaware, where we spent $11.9 million on utility plant in 2003.


                                                        (Millions of Dollars)
                                                      2004       2005      2006
                                                      ----       ----      ----
      Delaware Systems                               $  14.1   $  12.8   $   7.6
      Raw Water Line                                     6.0       4.0       0.0
      RENEW Program                                      3.8       3.0       3.0
      Scheduled Upgrades to Existing Systems             4.8       4.6       3.5
                                                     -------   -------   -------

      Total                                          $  28.7   $  24.4   $  14.1
                                                     =======   =======   =======

Under our capital program for 2004, we plan to expend $14.1 million for water system additions and improvements for our Delaware systems, which include the construction of two elevated tanks, a sludge removal plant and the creation of several new wells and interconnections. The two-year, $10.0 million project to construct the second raw water line to Middlesex primary water treatment plant is expected to begin in 2004. We expect to spend $3.8 million for the RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 138 miles of unlined mains in the 730-mile Middlesex System. In 2003, 5.3 miles of unlined mains were cleaned and cement lined. The capital program also includes $4.8 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.8 million for service lines, $0.4 million for meters, $0.3 million for hydrants, $0.2 million for computer systems and $2.3 million for various other items.

To pay for our capital program in 2004, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $3.8 million) and Delaware State Revolving Fund loans (currently, $3.0 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $25.0 million of available lines of credit with three commercial banks. As of December 31, 2003, we had $12.5 million outstanding against the lines of credit. We have filed with the United States Securities and Exchange Commission ("SEC") a registration statement on Form S-3 covering the offering of 700,000 shares of our common stock. We anticipate the registration statement will be declared effective in March 2004, after the filing with the SEC of this Annual Report on Form 10-K for the year ended December 31, 2003. There can be no assurance that the registration statement will be declared effective in March 2004 or at any later time. If the offering is completed, we expect to use the net proceeds to repay our outstanding short-term borrowings.

Going forward into 2005 through 2006, we currently project that we will be required to expend approximately $38.5 million for capital projects. Plans to finance those projects are underway as we expect to receive approval to borrow up to $17.0 million under the New Jersey Environmental Infrastructure Trust program in November of 2004. We anticipate that some of the capital projects in Delaware will be eligible for the Delaware State Revolving Fund program in that state and we are pursuing those opportunities. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations discussion, we have filed for rate relief for Middlesex and the Pinelands Companies. There is no certainty, however, that the BPU will approve any or all of the requested increase. We also plan to file for a base rate increase for Tidewater by early spring.

Contractual Obligations

The table below presents our known contractual obligations for the periods specified. The purchased water amounts include the effect of the new agreement with the New Jersey Water Supply Authority effective January 1, 2004.

                                                          Payment Due by Period
                                                          (Millions of Dollars)
                                                      Less than      1-3        4-5       More than
                                           Total       1 Year       Years      Years       5 Years
                                           -----       ------       -----      -----       -------
            Long-Term Debt                 $ 98.4      $  1.1      $  2.2      $  2.3      $ 92.8
            Purchased Water Contracts        25.6         3.9         6.2         4.5        11.0
            Wastewater Operations            64.4         3.7        11.6        12.6        36.5
                                           ------      ------      ------      ------      ------
            Total                          $188.4      $  8.7      $ 20.0      $ 19.4      $140.3
                                           ======      ======      ======      ======      ======

Guarantees

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments began at $6.4 million in the first year and will increase over the term of the contract to $9.7 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, which are designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2003, approximately $24.4 million of the Series C Serial Bonds remained outstanding.

We are obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as guarantor, there is a provision in the agreement that requires Perth Amboy to reimburse us. There are other provisions in the agreement that we believe make it unlikely that we will be required to perform under the guarantee, such as scheduled annual rate increases for the water and wastewater services as well as rate increases due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

Critical Accounting Policies and Estimates

The application of accounting policies and standards often requires the use of estimates, assumptions and judgments. Changes in these variables may lead to significantly different financial statement results. Our critical accounting policies are set forth below.

      Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 87% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For the Effects of Certain Types of Regulation."

In accordance with SFAS No. 71, we defer costs and obligations if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment will require us to change the accounting treatment of the deferred item. We do not believe any of the deferred items we have recorded will be treated differently by the regulators in the future.

      Revenues

Revenues from metered customers include amounts billed on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate conditions. Differences between estimated revenues and actual billings are recorded in a subsequent period.

Revenues from unmetered customers are billed at a fixed tariff rate in advance at the beginning of each service period and are recognized in revenue ratably over the service period.

Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors and are not significant, are recorded upon approval of the amount by the City.

      Pension Plan

We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service.

The discount rate utilized for determining future pension obligations has decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002 to 6.00% at December 31, 2003. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.1 million in 2003. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost in 2003 by approximately $0.1 million.

Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Accounting Standards

FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective after June 30, 2003. The adoption of SFAS 149 did not have any effect on our financial statements.

FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities And Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any effect on our financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). The adoption of FIN 46 (as amended) is not expected to have any effect on our financial statements.

In December 2003, FASB issued SFAS No. 132 (Revised) Employees Disclosure about Pension and Other Postretirement Benefits, which expands the disclosure requirements of these employee benefits. The adoption of SFAS No. 132 (Revised) had no effect on our financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations" became effective January 1, 2003. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recorded. The Company collects the estimated removal costs of utility plant in rates through depreciation in accordance with regulatory treatment. At December 31, 2003, the Company reclassified the estimated removal costs of $4.8 million from accumulated depreciation to a regulatory liability. At December 31, 2002, $4.4 million was reclassified from accumulated depreciation to removal costs for utility plant retirement obligations. This reclassification had no impact on the Company's results of operations.

Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.1 million of the current portion of ten existing long-term debt instruments will mature. Combining this amount with the $12.5 million in short-term debt outstanding at December 31, 2003, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

The Board of Directors, through its Audit Committee consisting solely of independent outside Directors, is responsible for overseeing and reviewing the Company's financial reporting and accounting practices. The Audit Committee meets periodically with the independent auditors to review the scope of their work and discuss any changes and developments that may impact the Company.


            /s/ Dennis G. Sullivan              /s/ A. Bruce O'Connor
            -----------------------             -----------------------
            Dennis G. Sullivan                  A. Bruce O'Connor
            President                           Vice President and
                                                     Controller

March 4, 2004

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

This information is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Middlesex Water Company

We have audited the accompanying consolidated balance sheets and statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the accompanying 2002 and 2001 financial statements have been restated.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 4, 2004

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                      Restated
                                                                                       Note 10
December 31,                                                            2003            2002
================================================================================================
UTILITY PLANT:      Water Production                                $ 77,265,782    $ 72,212,878
                    Transmission and Distribution                    174,455,437     158,412,075
                    General                                           19,776,293      18,618,211
                    Construction Work in Progress                      2,798,070       6,619,767
                    ----------------------------------------------------------------------------
                    TOTAL                                            274,295,582     255,862,931
                    Less Accumulated Depreciation                     47,510,797      43,561,265
                    ----------------------------------------------------------------------------
                    UTILITY PLANT - NET                              226,784,785     212,301,666
                    ----------------------------------------------------------------------------
                    NONUTILITY ASSETS - NET                            4,147,685       3,424,492

================================================================================================
CURRENT ASSETS:     Cash and Cash Equivalents                          3,005,610       2,937,894
                    Accounts Receivable                                5,682,608       6,028,302
                    Unbilled Revenues                                  3,234,788       3,181,091
                    Materials and Supplies (at average cost)           1,419,142       1,190,337
                    Prepayments                                        1,009,304         815,392
                    ----------------------------------------------------------------------------
                    TOTAL CURRENT ASSETS                              14,351,452      14,153,016

================================================================================================
DEFERRED CHARGES    Unamortized Debt Expense                           3,272,783       3,239,364
AND OTHER ASSETS:   Preliminary Survey and Investigation Charges       1,380,771       1,098,468
                    Regulatory Assets                                  8,216,117       7,962,328
                    Operations Contracts Fees Receivable                 699,806              --
                    Restricted Cash                                    3,825,420       6,146,699
                    Other                                                513,116         636,461
                    ----------------------------------------------------------------------------
                    TOTAL DEFERRED CHARGES AND OTHER ASSETS           17,908,013      19,083,320
                    ----------------------------------------------------------------------------
                     TOTAL ASSETS                                   $263,191,935    $248,962,494
                    ----------------------------------------------------------------------------

      See Notes to Consolidated Financial Statements.

CAPITALIZATION AND LIABILITIES

December 31,                                                                    2003            2002
========================================================================================================
CAPITALIZATION:     Common Stock, No Par Value                              $ 56,924,028    $ 53,314,169
                    Retained Earnings                                         22,668,348      23,187,076
                    Accumulated Other Comprehensive Income, net of tax            50,808              --
                    ====================================================================================
                    TOTAL COMMON EQUITY                                       79,643,184      76,501,245
                    ====================================================================================
                    Preferred Stock                                            4,063,062       4,063,062
                    Long-term Debt                                            97,376,847      87,483,382
                    ------------------------------------------------------------------------------------
                    TOTAL CAPITALIZATION                                     181,083,093     168,047,689

========================================================================================================
CURRENT             Current Portion of Long-term Debt                          1,067,258         639,427
LIABILITIES:        Notes Payable                                             12,500,000      17,650,000
                    Accounts Payable                                           4,777,400       2,516,969
                    Taxes Accrued                                              6,258,739       5,898,751
                    Interest Accrued                                           1,810,639       1,614,278
                    Unearned Revenues and Advanced Service Fees                  602,854         416,589
                    Other                                                        678,596         842,589
                    ------------------------------------------------------------------------------------
                    TOTAL CURRENT LIABILITIES                                 27,695,486      29,578,603

========================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

========================================================================================================
DEFERRED CREDITS:   Customer Advances for Construction                        11,711,846      10,881,815
                    Accumulated Deferred Investment Tax Credits                1,775,183       1,853,799
                    Accumulated Deferred Income Taxes                         14,125,970      13,241,901
                    Employee Benefit Plans                                     5,086,988       5,279,737
                    Regulatory Liability - Cost of Utility Plant Removal       4,830,308              --
                    Utility Plant Retirement Obligations                              --       4,358,262
                    Other                                                        909,498         814,897
                    ------------------------------------------------------------------------------------
                    TOTAL DEFERRED CREDITS                                    38,439,793      36,430,411

========================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                          15,973,563      14,905,791
                    ------------------------------------------------------------------------------------
                    TOTAL CAPITALIZATION AND LIABILITIES                    $263,191,935    $248,962,494
                    ------------------------------------------------------------------------------------

      See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                  2003             2002             2001
====================================================================================================
OPERATING REVENUES                                    $ 64,111,214     $ 61,932,786     $ 59,638,145
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Operations                                           32,666,099       29,918,921       29,020,790
   Maintenance                                           3,529,113        2,847,209        2,718,589
   Depreciation                                          5,362,727        4,963,268        5,051,399
   Other Taxes                                           7,815,918        7,737,155        7,594,427
   Income Taxes                                          3,237,218        3,999,295        3,759,624
----------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                        52,611,075       49,465,848       48,144,829
----------------------------------------------------------------------------------------------------
             OPERATING INCOME                           11,500,139       12,466,938       11,493,316
====================================================================================================
OTHER INCOME (EXPENSE):
   Allowance for Funds Used During Construction            315,919          269,668          139,609
   Other Income                                            131,499          249,324          520,165
   Other Expense                                           (89,931)         (77,114)        (157,814)
----------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME                                 357,487          441,878          501,960
----------------------------------------------------------------------------------------------------
INTEREST CHARGES:
   Interest on Long-term Debt                            4,816,764        4,627,819        4,521,084
   Amortization of Debt Expense                            161,065          156,869          140,604
   Other Interest Expense                                  249,201          358,775          380,604
----------------------------------------------------------------------------------------------------
        TOTAL INTEREST CHARGES                           5,227,030        5,143,463        5,042,292
----------------------------------------------------------------------------------------------------
             NET INCOME                                  6,630,596        7,765,353        6,952,984
----------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                      254,786          254,786          254,786
----------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                   $  6,375,810     $  7,510,567     $  6,698,198
----------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK:*
   Earnings per Share:
      Basic                                           $       0.61     $       0.73     $       0.66
      Diluted                                         $       0.61     $       0.73     $       0.66
   Average Number of Shares Outstanding :
      Basic                                             10,475,295       10,280,302       10,130,908
      Diluted                                           10,818,435       10,623,442       10,474,048
   Dividends Paid per Share                           $      0.649     $      0.634     $      0.623
----------------------------------------------------------------------------------------------------

*All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split effective November 14, 2003.

See Notes to Consolidated Financials Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                                 Restated        Restated
                                                                                  Note 10         Note 10
                                                                 2003             2002             2001
                                                             ==============================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $  6,630,596     $  7,765,353     $  6,952,984
Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
             Depreciation and Amortization                      5,633,863        5,436,525        5,303,536
             Provision for Deferred Income Taxes                  306,919          197,714          318,972
             Allowance for Funds Used During Construction        (315,919)        (269,668)        (139,609)
       Changes in Assets and Liabilities:
             Accounts Receivable                                  345,694          637,418       (1,274,456)
             Unbilled Revenues                                    (53,697)        (380,076)         168,028
             Materials & Supplies                                (228,805)        (162,417)         (17,964)
             Prepayments                                         (193,912)          54,301         (175,582)
             Other Assets                                         275,802         (256,683)          42,724
             Operations Contracts Receivable                     (699,806)              --               --
             Accounts Payable                                   2,260,431         (476,148)         373,023
             Accrued Taxes                                        333,815         (432,126)         280,555
             Accrued Interest                                     196,361         (199,618)          16,376
             Employee Benefit Plans                              (192,749)          17,061          604,312
             Unearned Revenue & Advanced Service Fees             186,265           71,316           56,507
             Other Liabilities                                   (236,431)        (803,949)        (198,954)

-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      14,248,427       11,199,003       12,310,452
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Utility Plant Expenditures*                            (19,574,205)     (16,489,095)     (12,747,032)
       Cash Surrender Value & Other Investments                  (466,290)          (4,438)        (107,319)
       Restricted Cash                                          2,321,158        2,843,996       (6,390,000)
       Investment in Associated Companies                              --          (20,618)         704,997
       Proceeds from Real Estate Dispositions                     532,922               --          111,843
       Notes Receivable                                                --               --           97,500
       Preliminary Survey & Investigation Charges                (282,303)        (154,846)        (370,494)
       Other Assets                                               (47,264)         (47,561)        (183,488)

-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (17,515,982)     (13,872,562)     (18,883,993)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of Long-term Debt                              (884,427)      (6,443,836)        (215,859)
       Proceeds from Issuance of Long-term Debt                11,205,723        6,067,350        6,390,000
       Short-term Bank Borrowings                              (5,150,000)       4,425,000        7,175,000
       Deferred Debt Issuance Expenses                           (194,484)        (510,818)         (11,440)
       Common Stock Issuance Expense                             (103,284)          (3,688)              --
       Restricted Cash                                                121          219,588             (622)
       Proceeds from Issuance of Common Stock                   3,609,859        3,214,548        1,261,135
       Payment of Common Dividends                             (6,791,254)      (6,510,494)      (6,304,214)
       Payment of Preferred Dividends                            (254,786)        (254,786)        (254,786)
       Construction Advances and Contributions-Net              1,897,803          874,205          571,557
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,335,271        1,077,069        8,610,771
-----------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                           67,716       (1,596,490)       2,037,230
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  2,937,894        4,534,384        2,497,154
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  3,005,610     $  2,937,894     $  4,534,384
-----------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
       Cash Paid for Interest                                $  5,061,878     $  5,103,787     $  4,919,818
       Interest Capitalized                                  $   (315,919)    $   (269,668)    $   (139,609)
       Income Taxes                                          $  2,472,000     $  4,237,000     $  3,674,792
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT

December 31,                                                       2003             2002
============================================================================================
Common Stock, No Par Value
      Shares Authorized - 20,000,000
      Shares Outstanding* - 2003 - 10,566,937                  $ 56,924,028
                            2002 - 10,356,489                                   $ 53,314,169

Retained Earnings                                                22,668,348       23,187,076
Accumulated Other Comprehensive Income, net of tax                   50,808               --
--------------------------------------------------------------------------------------------
           TOTAL COMMON EQUITY                                   79,643,184       76,501,245
--------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
      Shares Authorized - 100,000
      Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
      Shares Authorized - 140,497
   Convertible:
      Shares Outstanding, $7.00 Series - 14,881                   1,562,505        1,562,505
      Shares Outstanding, $8.00 Series - 12,000                   1,398,857        1,398,857
   Nonredeemable:
      Shares Outstanding, $7.00 Series -  1,017                     101,700          101,700
      Shares Outstanding, $4.75 Series - 10,000                   1,000,000        1,000,000
--------------------------------------------------------------------------------------------
           TOTAL PREFERRED STOCK                                  4,063,062        4,063,062
--------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021          3,136,531        3,203,401
   6.25%, Amortizing Secured Note, due May 22, 2028              10,255,000               --
   4.22%, State Revolving Trust Note, due December 31, 2022         192,281           67,350
   3.60%, State Revolving Trust Note, due May 1, 2025               580,792               --
   4.00%, State Revolving Trust Bond, due September 1, 2021         820,000          850,000
   0.00%, State Revolving Fund Bond, due September 1, 2021          690,833          730,017
   First Mortgage Bonds:
       5.20%, Series S, due October 1, 2022                      12,000,000       12,000,000
       5.25%, Series T, due October 1, 2023                       6,500,000        6,500,000
       6.40%, Series U, due February 1, 2009                     15,000,000       15,000,000
       5.25%, Series V, due February 1, 2029                     10,000,000       10,000,000
       5.35%, Series W, due February 1, 2038                     23,000,000       23,000,000
       0.00%, Series X, due September 1, 2018                       807,956          862,088
       4.25%, Series Y, due September 1, 2018                       965,000        1,010,000
       0.00%, Series Z, due September 1, 2019                     1,792,435        1,907,568
       5.25%, Series AA, due September 1, 2019                    2,175,000        2,265,000
       0.00%, Series BB, due September 1, 2021                    2,168,277        2,287,385
       4.00%, Series CC, due September 1, 2021                    2,360,000        2,440,000
       5.10%, Series DD, due January 1, 2032                      6,000,000        6,000,000
--------------------------------------------------------------------------------------------
           SUBTOTAL LONG-TERM DEBT                               98,444,105       88,122,809
--------------------------------------------------------------------------------------------
                Less: Current Portion of Long-term Debt          (1,067,258)        (639,427)
--------------------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT                      $ 97,376,847     $ 87,483,382
--------------------------------------------------------------------------------------------

*All share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split, effective November 14, 2003.

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                            Common            Common
                                                                             Stock            Stock           Retained
                                                                            Shares*           Amount          Earnings
                                                                          -----------      -----------      ------------
Balance at Januuary 1, 2001                                                10,097,067      $48,838,486      $ 21,796,707

    Net Income                                                                                                 6,952,984
    Dividend Reinvestment & Common Stock Purchase Plan                         66,435        1,170,619
    Restricted Stock Award - Net                                                4,500           90,516
    Cash Dividends on Common Stock                                                                            (6,304,214)
    Cash Dividends on Preferred Stock                                                                           (254,786)

                                                                          -----------      -----------      ------------
Balance at December 31, 2001                                               10,168,002       50,099,621        22,190,691

    Net Income                                                                                                 7,765,353
    Dividend Reinvestment & Common  Stock Purchase Plan                       176,320        2,990,712
    Restricted Stock Award - Net                                               12,167          223,836
    Cash Dividends on Common Stock                                                                            (6,510,494)
    Cash Dividends on Preferred Stock                                                                           (254,786)
    Common Stock Expenses                                                                                         (3,688)

                                                                          -----------      -----------      ------------
Balance at December 31, 2002                                               10,356,489       53,314,169        23,187,076

    Net Income                                                                                                 6,630,596
    Change in Value of Equity Investments, Net of $26,000 Income Tax
    Comprehensive Income
    Dividend Reinvestment & Common  Stock Purchase Plan                       192,515        3,263,569
    Restricted Stock Award - Net                                               17,933          346,290
    Cash Dividends on Common Stock                                                                            (6,791,254)
    Cash Dividends on Preferred Stock                                                                           (254,786)
    Common Stock Expenses                                                                                       (103,284)

                                                                          -----------      -----------      ------------
Balance at December 31, 2003                                               10,566,937      $56,924,028      $ 22,668,348
                                                                          ===========      ===========      ============

                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive
                                                                              Income            Total
                                                                          -------------     ------------
Balance at January 1, 2001                                                $        --      $ 70,635,193

    Net Income                                                                                 6,952,984
    Dividend Reinvestment & Common  Stock Purchase Plan                                        1,170,619
    Restricted Stock Award - Net                                                                  90,516
    Cash Dividends on Common Stock                                                            (6,304,214)
    Cash Dividends on Preferred Stock                                                           (254,786)

                                                                           -----------      ------------
Balance at December 31, 2001                                                        --        72,290,312

    Net Income                                                                                 7,765,353
    Dividend Reinvestment & Common  Stock Purchase Plan                                        2,990,712
    Restricted Stock Award - Net                                                                 223,836
    Cash Dividends on Common Stock                                                            (6,510,494)
    Cash Dividends on Preferred Stock                                                           (254,786)
    Common Stock Expenses                                                                         (3,688)

                                                                           -----------      ------------
Balance at December 31, 2002                                                        --        76,501,245

    Net Income                                                                                 6,630,596
    Change in Value of Equity Investments, Net of $26,000 Income Tax            50,808            50,808
                                                                                             -----------
    Comprehensive Income                                                                       6,681,404
                                                                                             -----------
    Dividend Reinvestment & Common  Stock Purchase Plan                                        3,263,569
    Restricted Stock Award - Net                                                                 346,290
    Cash Dividends on Common Stock                                                            (6,791,254)
    Cash Dividends on Preferred Stock                                                           (254,786)
    Common Stock Expenses                                                                       (103,284)

                                                                           -----------      ------------
Balance at December 31, 2003                                               $    50,808      $ 79,643,184
                                                                           ===========      ============

* All share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split, effective November 14, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water), Pinelands Wastewater Company (Pinelands Wastewater), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh), are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

(b) System of Accounts - Middlesex, Pinelands Water, Pinelands Wastewater and Bayview maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey
(BPU). Tidewater and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2003, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2003, 2002 and 2001. These rates have been approved by either the BPU or PSC:

      Source of Supply  1.15% -  3.44%      Transmission and Distribution (T&D):
      Pumping           2.87% -  5.04%      T&D - Mains       1.10% - 3.13%
      Water Treatment   2.71% -  7.64%      T&D - Services    2.12% - 2.81%
      General Plant     2.08% - 17.84%      T&D - Other       1.61% - 4.63%

(e) Customers' Advances for Construction - Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties. These contributions are recorded as Customers' Advances for Construction. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant. After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction - Contributions in Aid of Construction include direct non-refundable contributions of water utility plant and/or cash and the portion of Customers' Advances for Construction that become non-refundable.

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water, Pinelands Wastewater and Bayview capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. For the years ended December 31, 2003, 2002 and 2001 approximately $0.3 million, $0.3 million and $0.1 million of AFUDC was added to the cost of construction projects. AFUDC is calculated using each company's weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for Middlesex, Tidewater and Bayview for the years ended December 31, 2003, 2002 and 2001 were 7.34%, 8.95% and 3.11%, respectively.
Pinelands Water and Pinelands Wastewater did not incur AFUDC during the periods covered by this report.

(g) Accounts Receivable - The allowance for doubtful accounts at December 31, 2003, 2002 and 2001 was $0.2 million, $0.1 million and $0.1 million, respectively. The corresponding expense for the year ended December 31, 2003, 2002 and 2001 was $0.1 million, $0.1 million and $0.2 million, respectively.

(h) Revenues - General metered customer's bills typically are broken down into two components; a fixed service charge and a volumetric or consumption charge. Revenues from general metered service customers, except Tidewater, include amounts billed in arrears on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate conditions. Actual billings may differ from our estimates. Revenues are adjusted in the period that the difference is identified. Tidewater customers are billed in advance for their fixed service charge and these revenues are recognized as the service is provided to the customer.

Bayview and Southern Shores are unmetered systems. Customers are billed a fixed service charge in accordance with the approved tariff. Southern Shore service charges are billed in advance at the beginning of each month. Bayview service charges are billed in advance at the beginning of each calendar quarter and are recognized in revenue ratably over the quarter. Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are not significant, are recorded upon approval of the amount by the City of Perth Amboy.

(i) Deferred Charges and Other Assets - Unamortized Debt Expense is amortized over the lives of the related issues. Restricted Cash represents proceeds from loans entered into through state financing programs and is held in trusts. The proceeds are restricted for specific capital expenditures and debt service requirements.

(j) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property.

(k) Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(l) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(m) The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective after June 30, 2003. The adoption of SFAS 149 did not have any effect on our financial statements.

FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities And Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). The adoption of FIN 46 (as amended) did not have any effect on our financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised) Employees Disclosure about Pension and Other Postretirement Benefits, which expands the disclosure requirements of these employee benefits. The adoption of SFAS No. 132 (Revised) had no effect on our financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations" became effective January 1, 2003. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recorded. The Company collects the estimated removal costs of utility plant in rates through depreciation in accordance with regulatory treatment. At December 31, 2003, the Company reclassified the estimated removal costs of $4.8 million from accumulated depreciation to a regulatory liability. At December 31, 2002, $4.4 million was reclassified from accumulated depreciation to removal costs for utility plant retirement obligations. This reclassification had no impact on the Company's results of operations.

(n) Other Comprehensive Income - Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded into a separate section of capitalization on the consolidated balance sheets. The Company's accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized gains on investment holdings.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 87% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided SFAS No. 71, "Accounting For the Effects of Certain Types of Regulation."

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service. The discount rate utilized for determining pension costs decreased from 7.75% for the year ended December 31, 2001 to 7.25% for the year ended December 31, 2002 to 6.75% for the year ended December 31, 2003. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

(q) Certain prior year amounts have been reclassified to conform to the current year reporting.

Note 2 - Rate and Regulatory Matters

Middlesex filed a 17.8% base rate increase petition with the BPU on November 5, 2003. Increased operating expenses and utility plant investment necessitated the rate increase request. Further, we filed a base rate increase petition with the BPU for both Pinelands companies on December 30, 2003, requesting an overall increase for those systems of 19.02%.

In accordance with the tariff established for Southern Shores, an annual rate increase of 2.8% was implemented on January 1, 2004. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. Other than rates for the Southern Shores system, there can be no assurance that any rate increases will be granted or, if granted, that they will be in the amounts we requested.

Tidewater received approval for a 2.49% Distribution System Improvement Charge
(DSIC) from the PSC, effective for services rendered on or after July 1, 2003. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any six month period and a 7.5% overall limitation. The PSC approved an increase in Tidewater's DSIC to 4.89% of base rates from 2.49%, effective January 1, 2004.

Tidewater filed for a 24% base rate increase with the PSC in January 2002. The primary reasons driving the need for rate relief was the increase in the calculated rate base since the last rate case of $11.3 million or 88.8%, and higher operations and maintenance expenses, particularly for water treatment and production. In accordance with PSC rules, an 8% interim rate increase was implemented in April 2002. The PSC determined that Tidewater was entitled to an additional 8.4% increase effective February 1, 2003 on top of the 8% interim increase for a total of 16.4% or $1.1 million.

In the fall of 2002, the BPU approved a 76.7% base rate increase for the Bayview Water Company. This translates into additional revenues of less than $0.1 million. Two-thirds of the increase was implemented on January 1, 2003 and the balance became effective July 1, 2003. The new rates are designed to allow for the recovery of operating costs and capital costs incurred to replace the entire water distribution system on Fortescue Island in Southern New Jersey. Middlesex had operated this 300-customer system as an interim custodial receiver from September 1997, until it was purchased on April 9, 2001.

We have recorded certain costs as regulatory assets because we believe we will be allowed full recovery of or are currently recovering these costs in the rates that we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.

                            Years Ended December 31,
                             (Thousands of Dollars)

                                                             Remaining
                                                             Recovery
        Regulatory Assets           2003        2002          Periods
        -----------------           ----        ----          -------

      Income Taxes                 $6,786      $6,288        Various
      Postretirement Benefits         783         869        9 years
      Tank Painting                   198         249        4 years
      Rate Cases and Other            449         556      Up to 3 years
                                   ------      ------
      Total                        $8,216      $7,962
                                   ======      ======

The recovery period for income taxes is dependent upon when the temporary differences between tax and book will reverse.

Bayview, Pinelands Water and Pinelands Wastewater are recovering the acquisition premium of $0.9 million over the remaining life of their Utility Plants. These deferred costs have been included in their rate bases as utility plant and are earning a return on the unamortized costs during the recovery periods.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:


                                                     Years Ended December 31,
                                                      (Thousands of Dollars)
                                                    2003       2002       2001
--------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%               $ 3,355    $ 4,000    $ 3,642
Tax Effect of:
  Utility Plant Related                              (171)      (123)        64
  State Income Taxes - Net                            106         80         30
  Employee Benefits                                   (67)        25        (25)
  Other                                                14         17         49
--------------------------------------------------------------------------------
Total Income Tax Expense                          $ 3,237    $ 3,999    $ 3,760
--------------------------------------------------------------------------------


Income tax expense is comprised of the following:

Current:
   Federal                                        $ 2,835    $ 3,730    $ 3,499
   State                                               95         82         20
Deferred:
   Federal                                            321        227        294
   State                                               65         39         26
   Investment Tax Credits                             (79)       (79)       (79)
--------------------------------------------------------------------------------
Total Income Tax Expense                          $ 3,237    $ 3,999    $ 3,760
--------------------------------------------------------------------------------



The statutory review period for income tax returns for the years prior to 2000 has been closed.

Certain reclassifications of an immaterial nature were made between other taxes and income taxes in the consolidated statements of income for the years ended December 31, 2002 and 2001.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                                        Years Ended December 31,
                                                         (Thousands of Dollars)
                                                          2003            2002
--------------------------------------------------------------------------------
Utility Plant Related                                   $ 20,522       $ 19,611
Customer Advances                                         (4,218)        (4,330)
Employee Benefits                                         (2,209)        (1,995)
Other                                                         31            (44)
--------------------------------------------------------------------------------
Total Deferred Tax Liability                            $ 14,126       $ 13,242
--------------------------------------------------------------------------------

The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. Because management believes that it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset of $6.8 million and $6.3 million has been recorded at December 31, 2003 and 2002 respectively.

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2003, 2002 and 2001 were $7.2 million, $6.9 million and $6.7 million, respectively. The fixed fees will increase over the term of the contract to $9.7 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, which are designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2003, approximately $24.4 million of the Series C Serial Bonds remained outstanding.

We are obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as guarantor, there is a provision in the agreement that requires Perth Amboy to reimburse us. There are other provisions in the agreement that we believe make it unlikely that we will be required to perform under the guarantee, such as scheduled annual rate increases for water and wastewater services as well as rate increases due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

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

Water Supply - Middlesex has revised and extended its agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water, effective January 1, 2004. The agreement now expires November 30, 2023 and provides an average purchase of 27 million gallons a day (mgd) up from 20 mgd. Pricing has been modified to include a two tier pricing schedule for the original 20 mgd and the additional 7 mgd. In addition, the agreement has provisions for additional pricing in the event the Company overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

                                             (Millions of Dollars)
                                           Years Ended December 31,
            Purchased Water            2003         2002         2001
            ---------------            ----         ----         ----
            Untreated                  $2.0         $1.9         $2.0
            Treated                     1.8          1.8          1.7
                                       ----         ----         ----
            Total Costs                $3.8         $3.7         $3.7
                                       ====         ====         ====

Construction - Based on its capital budget, the Company plans to spend approximately $28.7 million in 2004, $24.4 million in 2005 and $14.1 million in 2006 on its construction program.

Litigation - A lawsuit was filed against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled by agreement to submit plaintiff's claim for approximately $1.1 million damages to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses. We have not recorded any liability for the claim.

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers.

Note 5 - Short-term Borrowings

                                              (Millions of Dollars)
                                               2003          2002
-------------------------------------------------------------------

Established Lines at Year-End                 $25.0          $30.0
Maximum Amount Outstanding                     18.5           17.7
Average Outstanding                            15.3           14.4
Notes Payable at Year-End                      12.5           17.7
Weighted Average Interest Rate                 1.89%          2.59%
Weighted Average Interest Rate at Year End     1.64%          2.22%

Year end interest rates on short-term borrowings outstanding ranged from 1.56% to 1.67% and 1.90% to 3.24% as of December 31, 2003 and 2002, respectively. The maturity dates for borrowings outstanding as of December 31, 2003 are: January 5, 2004; $3.5 million and January 16, 2004: $9.0 million.

The Board of Directors has authorized lines of credit for up to $30.0 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Restricted cash includes proceeds from the Series Z, AA, BB, and CC First Mortgage Bonds and State Revolving Trust and Fund Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series BB and CC proceeds can only be used for the 2004 main cleaning and cement lining programs.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by the BPU, except where noted.

Common Stock

In August 2003, the Board of Directors approved a four-for-three stock split of its common stock, effective November 14, 2003 for shareholders of record on November 1, 2003. In October 2001, the Board of Directors approved a three-for-two common stock split effective January 2, 2002, for shareholders of record on December 14, 2001. All share, average number of shares and per share amounts of no par common stock on the financial statements have been restated to reflect the effect of both stock splits.

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2003, is 1,239,790. In each of 2003 and 2002 for specific six month periods, DRP participants had the opportunity to purchase the Company's common stock at a 5% discount with reinvested dividends and optional cash payments. The Company also has a restricted stock plan, which is described in Note 7 - Employee Benefit Plans.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2003, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2003 and 2002, 37,898 shares of preferred stock presently authorized were outstanding. There were no dividends in arrears.

The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for twelve shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair market value of twelve shares of the Company's common stock for each share of convertible stock redeemed.

The conversion feature of the no par $8.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock. The preferred shares are convertible at the election of the security holder until 2004. After that date Middlesex also has the right to elect the conversion feature.

Long-term Debt

Tidewater received approval from the PSC to borrow $13.8 million to fund a portion of its multi-year capital program and refinance some of its short-term debt. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $3.3 million in April 2003. The SRF program evolved from the Federal Environmental Protection Agency's (EPA) regulations issued under the Safe Drinking Water Act. Under this program, investor-owned public water utilities can apply for construction loans, which are funded by the participating state and the EPA through a state agency. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for six specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.60% on the outstanding principal amount. All unpaid principal and fees must be paid on or before May 1, 2025.

In May 2003, Tidewater completed a loan transaction of $10.5 million with CoBank, a financial institution specializing in loans to rural utilities. Terms of the loan include an interest rate of 6.25% and a maximum loan life of twenty-five years with monthly principal payments. The proceeds were used to retire short-term debt.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. The aggregate annual principal repayment obligations for all other long-term debt are shown below:

                                  (Millions of Dollars)
                                Annual                      Annual
                  Year        Maturities      Year       Maturities
                  ----        ----------      ----       ----------
                  2004        $      1.1      2007       $       1.1
                  2005        $      1.1      2008       $       1.1
                  2006        $      1.1

The weighted average interest rate on all long-term debt at December 31, 2003 and 2002 was 6.03% and 5.77%, respectively. Except for the Amortizing Secured Note and Series U First Mortgage Bonds, all of the Company's outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Enviromental Infrastructure Trust program ($11.8 million) and the SRF program ($0.7 million).

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2003. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series. All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split, effective November 14, 2003.

                                                             (In Thousands of Dollars Except per Share Amounts)
                                                        2003                          2002                        2001
Basic:                                         Income         Shares         Income          Shares       Income         Shares
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                    $  6,631         10,475       $  7,765         10,280      $  6,953        10,131
Preferred Dividend                                (255)                         (255)                        (255)
                                              -------------------------------------------------------------------------------------
Earnings Applicable to Common Stock           $  6,376         10,475       $  7,510         10,280      $  6,698        10,131

Basic EPS                                     $   0.61                      $   0.73                     $   0.66

Diluted:
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock           $  6,376         10,475       $  7,510         10,280      $  6,698        10,131

$7.00 Series Dividend                              104            178            104            178           104           178
$8.00 Series Dividend                               96            165             96            165            96           165
                                              -------------------------------------------------------------------------------------
Adjusted Earnings Applicable to Common Stock
                                              $  6,576         10,818       $  7,710         10,623      $  6,898        10,474

Diluted EPS                                   $   0.61                      $   0.73                     $   0.66

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

                                                      (Thousands of Dollars)
                                                          At December 31,
                                                  2003                                2002
                                      Carrying            Fair             Carrying            Fair
                                       Amount             Value             Amount             Value
-----------------------------------------------------------------------------------------------------
First Mortgage Bonds                   $84,280           $87,273           $84,852            $87,308

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2003 and 2002 was $14.2 million and $3.3 million, respectively. Customer advances for construction have a carrying amount of $11.7 million and $10.9 million at December 31, 2003 and 2002, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension

The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives. The Accumulated Benefit Obligation for all pension plans at December 31, 2003 was $19.8 million.

Postretirement Benefits Other Than Pensions

The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2003 and 2002, respectively were $0.8 million and $0.9 million.

The Company uses a December 31 measurement date for all of its employee benefit plans. The following table sets forth information relating to the Company's pension plans and other postretirement benefits:

                                                                         (Thousands of Dollars)
                                                                         Years Ended December 31,
                                                                Pension Benefits              Other Benefits
                                                              2003           2002           2003            2002
-----------------------------------------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation
Beginning Balance                                           $ 19,677       $ 18,471       $  7,437       $  6,415
Service Cost                                                     684            724            263            222
Interest Cost                                                  1,356          1,300            485            463
Actuarial (Gain)/Loss                                          3,039             23          1,645            657
Benefits Paid                                                 (1,085)          (841)          (332)          (320)
-----------------------------------------------------------------------------------------------------------------
Ending Balance                                              $ 23,671       $ 19,677       $  9,498       $  7,437
-----------------------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                           $ 15,846       $ 17,796       $  2,065       $  1,442
Actual Return on Plan Assets                                   2,768         (1,671)            15             25
Employer Contributions                                         1,058            562            834            918
Benefits Paid                                                 (1,085)          (841)          (332)          (320)
-----------------------------------------------------------------------------------------------------------------
Ending Balance                                              $ 18,587       $ 15,846       $  2,582       $  2,065
-----------------------------------------------------------------------------------------------------------------

Funded Status                                               $ (5,084)      $ (3,831)      $ (6,916)      $ (5,372)
Unrecognized Net Transition Obligation                            --             --          1,217          1,353
Unrecognized Net Actuarial (Gain)/Loss                         1,144            521          4,076          2,415
Unrecognized Prior Service Cost                                  264            356             (3)            (4)
-----------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                        $ (3,676)      $ (2,954)      $ (1,626)      $ (1,608)
-----------------------------------------------------------------------------------------------------------------

                                                                    (Thousands of Dollars)
                                                                   Years Ended December 31,
                                                         Pension Benefits                  Other Benefits
                                                  2003        2002        2001       2003       2002         2001
------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost                                   $     684   $     724    $   720    $   263    $   222    $     173
Interest Cost                                      1,356       1,300      1,324        485        463          426
Expected Return on Plan Assets                    (1,272)     (1,281)    (1,448)      (175)      (125)         (90)
Amortization of Net Transition Obligation             --           2         14        135        135          135
Amortization of Net Actuarial (Gain)/Loss             --          --       (148)       143        111           76
Amortization of Prior Service Cost                    92          92        111         --         --           --
------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                      $     860   $     837    $   573    $   851    $   806    $     720
------------------------------------------------------------------------------------------------------------------

                                                    2003        2002       2001       2003       2002         2001
                                                    ----        ----       ----       ----       ----         ----
Actual Return on Plan Assets                       17.48%      (9.47%)     0.54%      0.77%      1.38%        3.73%
Weighted Average Assumptions:
  Expected Return on Plan Assets                    8.00%       8.00%      8.00%      7.50%      7.50%        7.50%
  Discount Rate for:
  Benefit Obligation                                6.00%       6.75%      7.25%      6.00%      6.75%        7.25%
  Benefit Cost                                      6.75%       7.25%      7.75%      6.75%      7.25%        7.75%
  Compensation Increase for:
  Benefit Obligation                                3.50%       3.50%      4.25%      3.50%      3.50%        4.25%
  Benefit Cost                                      3.50%       4.25%      5.00%      3.50%      4.25%        5.00%

For measurement purposes, a 7.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2003 and declining by 0.5% per year to 5% by year 2008. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                         (Thousands of Dollars)
                                                            1 Percentage Point
                                                         Increase       Decrease
--------------------------------------------------------------------------------
Effect on Current Year's Benefit Expense                  $  150         $ (115)
Effect on Benefit Obligation                               1,130           (899)

Benefit Plans Assets

The pension plan asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                                 As of December 31,
            Asset Category                        2003        2002
                                                  ----        ----
            Equity Securities                     63.1%       55.7%
            Debt Securities                       33.4        40.6
            Cash                                   3.5         3.7
                                                 -----       -----
            Total                                100.0%      100.0%
                                                 =====       =====

            Asset Category                       Target      Range
                                                 ------      -----
            Equity Securities                       60%      30-65%
            Debt Securities                         38       25-70%
            Cash                                     2        0-10%

Middlesex utilizes two investment firms to manage its pension plan asset portfolio. Quarterly meetings are held between the Company's Pension Committee and the investment managers to review their performance and asset allocation. If the current asset allocation is outside the targeted range, the Pension Committee reviews current market conditions and advice provided by the investment managers to determine the appropriateness of rebalancing the portfolio.

The investment objective of the Company is to maximize its long-term return on pension plan assets, relative to a reasonable level of risk, maintain a diversified investment portfolio and invest in compliance with the Employee Retirement Income Security Act of 1974. The expected long-term rate of return is based on the various asset categories in which it invests and the current expectations and historical performance for these categories.

Middlesex expects to make cash contributions of approximately $1.0 million in 2004.

Equity securities include Middlesex common stock in the amounts of $0.8 million (4.2 percent of total plan assets) and $0.7 million (4.1 percent of total plan assets) at December 31, 2003, and 2002, respectively.

The other postretirement benefits assets are invested primarily in short-term fixed government mutual funds. The Company is currently reviewing the funding and investment objectives for these benefits and anticipates changes will be implemented during the first quarter of 2004. The Company expects to make cash contributions of approximately $1.0 million in 2004.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirees health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under a Financial Accounting Standards Board Staff Position FSP FAS 106-1, issued on January 12, 2004, the Company has elected to defer accounting for the effects of the Act. Therefore, the measures of the postretirement benefit obligation and the net periodic postretirement benefit cost herein do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions in 2003, 2002 and 2001 amounted to $0.2 million for each year.

Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 69,400 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 240,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for each of the years ended December 31, 2003, 2002 and 2001 was $0.3 million, $0.2 million and $0.2 million, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Company's restricted stock plan been determined based on the methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

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

                                                  (Thousands of Dollars)
                                            Twelve Months Ended December 31,
 Operations by Segments:                   2003           2002            2001
--------------------------------------------------------------------------------
 Revenues:
    Regulated                            $ 55,707       $ 54,398       $ 52,295
    Non - Regulated                         8,500          7,576          7,379
 Inter-segment Elimination                    (96)           (41)           (36)
--------------------------------------------------------------------------------
 Consolidated Revenues                   $ 64,111       $ 61,933       $ 59,638
--------------------------------------------------------------------------------

 Operating Income:
    Regulated                            $ 11,013       $ 12,032       $ 11,090
    Non - Regulated                           487            435            403
--------------------------------------------------------------------------------
 Consolidated Operating Income           $ 11,500       $ 12,467       $ 11,493
--------------------------------------------------------------------------------

 Depreciation:
    Regulated                            $  5,308       $  4,925       $  4,995
    Non - Regulated                            55             38             56
--------------------------------------------------------------------------------
 Consolidated Depreciation               $  5,363       $  4,963       $  5,051
--------------------------------------------------------------------------------

 Other Income:
    Regulated                            $    506       $    474       $    496
    Non - Regulated                           (33)            22             62
 Inter-segment Elimination                   (116)           (54)           (56)
--------------------------------------------------------------------------------
 Consolidated Other Income               $    357       $    442       $    502
--------------------------------------------------------------------------------

 Interest Expense:
    Regulated                            $  5,227       $  5,143       $  5,042
    Non - Regulated                           116             54             56
 Inter-segment Elimination                   (116)           (54)           (56)
--------------------------------------------------------------------------------
 Consolidated Interest Charges           $  5,227       $  5,143       $  5,042
--------------------------------------------------------------------------------

 Net Income:
    Regulated                            $  6,292       $  7,361       $  6,544
    Non - Regulated                           339            404            409
--------------------------------------------------------------------------------
 Consolidated Net Income                 $  6,631       $  7,765       $  6,953
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Capital Expenditures:
    Regulated                            $ 19,002       $ 16,060       $ 12,649
    Non - Regulated                           572            429             98
--------------------------------------------------------------------------------
 Total Capital Expenditures              $ 19,574       $ 16,489       $ 12,747
--------------------------------------------------------------------------------

                                                       As of            As of
                                                     December 31,   December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Assets:
   Regulated                                          $ 259,689       $ 246,612
   Non - Regulated                                        5,223           4,093
Inter-segment Elimination                                (1,720)         (1,743)
--------------------------------------------------------------------------------
Consolidated Assets                                   $ 263,192       $ 248,962
--------------------------------------------------------------------------------

Note 9 - Quarterly Operating Results - Unaudited

Quarterly operating results for 2003 and 2002 are as follows:

                                   (Thousands of Dollars Except per Share Data)

                                   1st       2nd       3rd       4th      Total
2003
--------------------------------------------------------------------------------
Operating Revenues               $14,981   $15,998   $17,586   $15,546   $64,111
Operating Income                   2,376     3,108     3,500     2,516    11,500
Net Income                         1,225     1,804     2,393     1,209     6,631
Basic Earnings per Share*        $  0.11   $  0.17   $  0.22   $  0.11   $  0.61
Diluted Earnings per Share*      $  0.11   $  0.17   $  0.22   $  0.11   $  0.61

2002
--------------------------------------------------------------------------------
Operating Revenues               $14,299   $15,525   $16,983   $15,126   $61,933
Operating Income                   2,511     3,051     3,752     3,153    12,467
Net Income                         1,277     1,889     2,572     2,027     7,765
Basic Earnings per Share*        $  0.12   $  0.18   $  0.24   $  0.19   $  0.73
Diluted Earnings per Share*      $  0.12   $  0.18   $  0.24   $  0.19   $  0.73

*All per share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split effective November 14, 2003.

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Note 10 - Restatement of Consolidated Financial Statements

The consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 have been restated to correct the classification of certain amounts. The reclassifications were made to present the amount of Restricted Cash as a non current asset rather than a current asset in the consolidated balance sheet at December 31, 2002, and to present changes in Restricted Cash related to capital expenditures as an investing activity rather than a financing activity in the consolidated statement of cash flows for the years ended December 31, 2002 and 2001. Previously, such amounts and changes in amounts therein were presented as Temporary Cash Investments - Restricted. Those amounts and changes in those amounts are currently described as Restricted Cash. The restatement had no effect on reported total assets, net income, earnings applicable to common stock, cash flows from operations or liquidity.

A summary of the effects of the restatement is as follows:

                                                    December 31,    December 31,
CONSOLIDATED BALANCE SHEET                             2002             2002
--------------------------------------------------------------------------------
Current Assets                                          As
                                                    Previously           As
                                                     Reported         Restated
--------------------------------------------------------------------------------
Temporary Cash Investments - Restricted             $ 6,146,699      $        --

--------------------------------------------------------------------------------
   Total Current Assets                             $20,299,715      $14,153,016
--------------------------------------------------------------------------------

Deferred Charges and Other Assets
--------------------------------------------------------------------------------
Restricted Cash                                     $        --      $ 6,146,699

--------------------------------------------------------------------------------
   Total Deferred Charges and Other Assets          $12,936,621      $19,083,320
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS, December 31,              2002              2002              2001                2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                As                                    As
                                                            Previously             As             Previously             As
Cash Flows From Investing Activities:                        Reported           Restated           Reported           Restated
---------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                            $         --       $  2,843,996       $         --       $ (6,390,000)

---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                     $(16,614,999)      $(13,872,562)      $(12,517,023)      $(18,883,993)
---------------------------------------------------------------------------------------------------------------------------------

                                                               2002               2002               2001                2001
                                                                As                                    As
                                                            Previously             As             Previously             As
Cash Flows From Financing Activities:                        Reported           Restated           Reported           Restated
---------------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted                    $  3,063,584       $         --       $ (6,390,622)      $         --
Restricted Cash                                            $         --       $    219,588       $         --       $       (622)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities:                 $  3,921,065       $  1,077,069       $  2,220,771       $  8,610,771
---------------------------------------------------------------------------------------------------------------------------------

Certain other reclassifications of an immaterial nature for the years ended December 31, 2002 and 2001 were made between cash flows used in investing activities and cash flows provided by operating activities. As compared to amounts previously reported for the years ended December 31, 2002 and 2001, the aggregate amount of such reclassifications resulted in a net increase in net cash used in investing activities of $101,559 (2002) and a net decrease in net cash used in investing activities of $23,030 (2001).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended December 31, 2003, except for the following change in internal controls over financial reporting.

Management has identified a significant deficiency in the operation of internal controls over financial reporting relating to the classification of cash restricted for construction projects on the Consolidated Balance Sheet and the change in cash restricted for construction projects on the Consolidated Statements of Cash Flows. As a result thereof, management has expanded its periodic review process of asset classification and the appropriate presentation of changes in such assets to enhance the reliability and effectiveness of the financial reporting process.

Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal controls over financial reporting are effective in meeting the objectives as described below based on the aforementioned changes in internal controls.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1 in Part I of this annual report.

Item 11. Executive Compensation

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The following Financial Statements and Supplementary Data are included in Part II, Item 8 of this annual report:

            Consolidated Balance Sheets at December 31, 2003 and 2002
            (Restated).

            Consolidated Statements of Income for each of the three years in the period ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003, 2002(Restated) and 2001(Restated).

            Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2003, and 2002.

            Consolidated Statements of Common Stockholders Equity and Comprehensive Income for each of the three years in the period ended December 31, 2003, 2002 and 2001.

            Notes to Consolidated Financial Statements.

(a) 2.      Financial Statement Schedules

            All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a) 3.      Exhibits

            See Exhibit listing immediately following the signature page.

(b)         Reports on Form 8-K

            Filed: February 2, 2004  - Earnings Release
                   February 10, 2004 - Postponement of Common Stock Offering

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chairman of the Board and
Director                         /s/ J. Richard Tompkins/               03/15/04
                                 ---------------------------------      --------
                                 J. Richard Tompkins                    Date

President and Director
Chief Executive Officer          /s/ Dennis G. Sullivan/                03/15/04
                                 ---------------------------------      --------
                                 Dennis G. Sullivan                     Date

Vice President and Controller
Chief Financial Officer          /s/ A. Bruce O'Connor/                 03/15/04
                                 ---------------------------------      --------
                                 A. Bruce O'Connor                      Date


Director                         /s/ Annette Catino/                    03/15/04
                                 ---------------------------------      --------
                                 Annette Catino                         Date


Director                         /s/ John C. Cutting/                   03/15/04
                                 ---------------------------------      --------
                                 John C. Cutting                        Date


Director                         /s/ John R. Middleton/                 03/15/04
                                 ---------------------------------      --------
                                 John R. Middleton                      Date


Director                         /s/ John P. Mulkerin/                  03/15/04
                                 ---------------------------------      --------
                                 John P. Mulkerin                       Date


Director                         /s/ Stephen H. Mundy/                  03/15/04
                                 ---------------------------------      --------
                                 Stephen H. Mundy                       Date


Director                         /s/ Walter G. Reinhard/                03/15/04
                                 ---------------------------------      --------
                                 Walter G. Reinhard                     Date


Director                         /s/ Jeffries Shein/                    03/15/04
                                 ---------------------------------      --------
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

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
 3.1        Certificate of Incorporation of the Company, as amended, filed as
            Exhibit 3.1 of 1998 Form 10-K.

 3.2        Bylaws of the Company, as amended.                                       33-54922         3.2

*3.3        Certificate of Correction of Middlesex Water Company filed with the
            State of New Jersey on April 30, 1999.

*3.4        Certificate of Amendment to the Restated Certificate of
            Incorporation Middlesex Water Company, filed with the State of New
            Jersey on February 17, 2000.

*3.5        Certificate of Amendment to the Restated Certificate of
            Incorporation Middlesex Water Company, filed with the State of New
            Jersey on June 5, 2002.

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

                                  EXHIBIT INDEX

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
            October 1, 1939 and April 1, 1949.                                       2-15795       4(a)-4(f)

10.3        Copy of Supplemental Indentures, dated as of July 1, 1964 and June
            15, 1991, between the Company and Union County Trust Company, as
            Trustee.                                                                 33-54922      10.4-10.9

10.4        Copy of Supply Agreement, dated as of November 17, 1986, between the
            Company and the Old Bridge Municipal Utilities Authority.                33-31476        10.12

10.5        Copy of Supply Agreement, dated as of July 14, 1987, between the
            Company and the Marlboro Township Municipal Utilities Authority, as
            amended.                                                                 33-31476        10.13

10.6 Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

*10.7 Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority.

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

                                  EXHIBIT INDEX

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
10.13(a)    Employment Agreement between Middlesex Water Company and Dennis G.
            Sullivan, filed as Exhibit 10.15(f) of 1999 Third Quarter Form 10-Q.

10.13(b)    Employment Agreement between Middlesex Water Company and A. Bruce
            O'Connor, filed as Exhibit 10.15(c) of 1999 Third Quarter Form 10-Q.

10.13(c)    Employment Agreement between Middlesex Water Company and Ronald F.
            Williams, filed as Exhibit 10.15(g) of 1999 Third Quarter Form 10-Q.

*10.13(d)   Employment Agreement between Middlesex Water Company and Richard M.
            Risoldi.

*10.13(e)   Employment Agreement between Middlesex Water Company and Kenneth
            J.Quinn.

*10.13(f)   Employment Agreement between Middlesex Water Company and James P.
            Garrett.

*10.13(g)   Employment Agreement between Tidewater Utilities, Inc. and Gerard L.
            Esposito.

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

                                  EXHIBIT INDEX

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
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

10.22       Copy of Supplemental Indenture dated October 15, 2001 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement Dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB) filed as
            Exhibit 10.22 of the 2001 Form 10-K

10.23       Copy of Supplemental Indenture dated October 15, 2001 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New
            Jersey Environmental Infrastructure Trust and Middlesex Water
            Company (Series CC) filed as Exhibit 10.23 of the 2001 Form 10-K

10.24       Copy of Supplemental Indenture dated January 15, 2002 between
            Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated January 1, 2002 between the New
            Jersey Economic Development Authority and Middlesex Water Company
            (Series DD) filed as Exhibit 10.24 of the 2001 Form 10-K

                                  EXHIBIT INDEX

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
10.25       Copy of Supplemental Indenture dated March 1, 1998 Between Middlesex
            Water Company and First Union National Bank, as Trustee.Copy of
            Trust Indenture dated March 1, 1998 between the New Jersey Economic
            Development Authority and PNC Bank, National Association, as Trustee
            (Series W), filed as Exhibit No. 10.21 of the 1998 Third Quarter
            Form 10-Q.

*21         Middlesex Water Company Subsidiaries.

*23         Independent Auditors' Consent.

*31         Section 302 Certification by Dennis G. Sullivan
            Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.1       Section 302 Certification by A. Bruce O'Connor
            Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32         Section 906 Certification by Dennis G. Sullivan Pursuant to 18
            U.S.C.ss.1350

*32.1       Section 906 Certification by A. Bruce O'Connor Pursuant to 18
            U.S.C.ss.1350