Form 10-Q/A
period 2003-03-31
MIDDLESEX WATER CO
filed 2004-04-14
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note - Restatement of condensed consolidated financial statements

The condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three and twelve month periods ended March 31, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 6 to the condensed consolidated financial statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2003 as originally filed on May 12, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, PART II ITEM 6(a)AND EXHIBITS 31, 31.1, 32 AND 32.1.


                                      INDEX

PART I. FINANCIAL INFORMATION                                                       PAGE
                                                                                    ----

Item 1. Financial Statements:

        Condensed Consolidated Statements of Income                                    1

        Condensed Consolidated Balance Sheets (Restated)                               2

        Condensed Consolidated Statements of Capitalization and Retained Earnings      4

        Condensed Consolidated Statements of Cash Flows (Restated)                     5

        Notes to Condensed Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                           10

Item 3. Quantitative and Qualitative Disclosures of Market Risk                       12

Item 4. Controls and Procedures                                                       12

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                             13

Item 2. Changes in Securities                                                         13

Item 3. Defaults upon Senior Securities                                               13

Item 4. Submission of Matters to a Vote of Security Holders                           13

Item 5. Other Information                                                             13

Item 6. Exhibits and Reports on Form 8-K                                              13

SIGNATURE                                                                             14

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                          Three Months                   Twelve Months
                                                         Ended March 31,                 Ended March 31,

                                                      2003            2002            2003            2002
                                                      -----           -----           -----           ----

Operating Revenues                                $ 14,981,373    $ 14,229,403    $ 62,684,756    $ 60,723,650
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   Operations                                        7,811,629       7,213,568      30,516,982      29,212,127
   Maintenance                                         975,854         657,564       3,165,499       2,753,784
   Depreciation                                      1,280,180       1,295,718       4,947,730       5,097,272
   Other Taxes                                       1,908,128       1,847,666       7,797,617       7,727,669
   Income Taxes                                        629,733         702,899       3,926,129       3,999,014
                                                  ------------    ------------    ------------    ------------

      Total Operating Expenses                      12,605,524      11,717,415      50,353,957      48,789,866
                                                  ------------    ------------    ------------    ------------

               Operating Income                      2,375,849       2,511,988      12,330,799      11,933,784

Other Income:
   Allowance for Funds Used During Construction         92,606          70,283         291,991         193,987
   Other Income                                         19,944          43,607         225,660         475,923
   Other Expense                                       (19,170)        (15,694)        (80,590)       (156,818)
                                                  ------------    ------------    ------------    ------------

      Total Other Income                                93,380          98,196         437,061         513,092

Interest Charges                                     1,244,348       1,333,478       5,054,333       5,100,836
                                                  ------------    ------------    ------------    ------------

Net Income                                           1,224,881       1,276,706       7,713,528       7,346,040

Preferred Stock Dividend Requirements                   63,697          63,697         254,786         254,786
                                                  ------------    ------------    ------------    ------------

Earnings Applicable to Common Stock               $  1,161,184    $  1,213,009    $  7,458,742    $  7,091,254
                                                  ============    ============    ============    ============

Earnings per share of Common Stock:
   Basic                                          $       0.15    $       0.16    $       0.96    $       0.93
   Diluted                                        $       0.15    $       0.16    $       0.96    $       0.93

Weighted Average Number of
   Common Shares Outstanding :
   Basic                                             7,783,877       7,639,843       7,745,741       7,613,209
   Diluted                                           8,041,232       7,897,198       8,003,096       7,870,564

Cash Dividends Paid per Common Share              $      0.215    $      0.210    $      0.850    $      0.833



            See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                     Restated
                                                                      Note 6
                                                           ------------------------------
                                                             March 31,       December 31,
                                                               2003              2002
                                                           ------------      ------------
UTILITY PLANT:
     Water Production                                      $ 73,034,406      $ 72,212,878
     Transmission and Distribution                          162,514,527       158,412,075
     General                                                 18,810,740        18,618,211
     Construction Work in Progress                            4,904,817         6,619,767
                                                           ------------      ------------
              TOTAL                                         259,264,490       255,862,931
Less Accumulated Depreciation                                49,027,484        47,919,527
                                                           ------------      ------------

              UTILITY PLANT-NET                             210,237,006       207,943,404
                                                           ------------      ------------

NONUTILITY ASSETS-NET                                         3,736,618         3,424,492
                                                           ------------      ------------

CURRENT ASSETS:
     Cash and Cash Equivalents                                4,923,968         2,937,894
     Accounts Receivable (net of allowance
         for doubtful accounts)                               5,535,992         6,028,302
     Unbilled Revenues                                        3,140,548         3,181,091
     Materials and Supplies (at average cost)                 1,261,034         1,190,337
     Prepayments and Other Current Assets                       613,440           815,392
                                                           ------------      ------------

              TOTAL CURRENT ASSETS                           15,474,982        14,153,016
                                                           ------------      ------------

DEFERRED CHARGES AND OTHER ASSETS:
     Unamortized Debt Expense                                 3,200,904         3,239,364
     Preliminary Survey and Investigation Charges             1,397,671         1,098,468
     Regulatory Assets
         Income Taxes                                         6,287,873         6,287,873
         Post Retirement Costs                                  847,708           869,260
     Restricted Cash                                          5,396,206         6,146,699
     Other                                                    1,425,092         1,441,656
                                                           ------------      ------------

              TOTAL DEFERRED CHARGES AND OTHER ASSETS        18,555,454        19,083,320
                                                           ------------      ------------

                             TOTAL ASSETS                  $248,004,060      $244,604,232
                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                 March 31,       December 31,
                                                                   2003              2002
                                                               ------------      ------------
TOTAL CAPITALIZATION (see accompanying statements)             $168,526,024      $168,047,689
                                                               ------------      ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                              637,729           639,427
     Notes Payable                                               18,475,000        17,650,000
     Accounts Payable                                             2,453,722         2,059,877
     Taxes Accrued                                                7,864,708         5,898,751
     Interest Accrued                                             1,190,803         1,614,278
     Other                                                        1,337,371         1,716,270
                                                               ------------      ------------

              TOTAL CURRENT LIABILITIES                          31,959,333        29,578,603
                                                               ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)
DEFERRED CREDITS:
     Customer Advances for Construction                          10,937,971        10,881,815
     Accumulated Deferred Investment Tax Credits                  1,834,145         1,853,799
     Accumulated Deferred Federal Income Taxes                   13,329,517        13,241,901
     Employee Benefit Plans                                       5,513,564         5,279,737
     Other                                                          746,267           814,897
                                                               ------------      ------------

              TOTAL DEFERRED CREDITS                             32,361,464        32,072,149
                                                               ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                             15,157,239        14,905,791
                                                               ------------      ------------

                        TOTAL CAPITALIZATION AND LIABILITIES   $248,004,060      $244,604,232
                                                               ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
    CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                                                March 31,         December 31,
                                                                                                  2003                2002
                                                                                              -------------       -------------
CAPITALIZATION:
     Common Stock, No Par Value (Note 6):
        Shares Authorized, 20,000,000
        Shares Outstanding - 2003 - 7,810,409                                                 $  54,779,698       $  53,866,250
                  2002 - 7,767,367
     Restricted Stock Plan                                                                         (495,429)           (552,081)
                                                                                              -------------       -------------
                TOTAL COMMON STOCK                                                               54,284,269          53,314,169
                                                                                              -------------       -------------
     Cumulative Preference Stock, No Par Value
        Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value:
     Shares Authorized - 140,497
       Convertible:
        Shares Outstanding, $7.00 Series - 14,881                                                 1,562,505           1,562,505
        Shares Outstanding, $8.00 Series - 12,000                                                 1,398,857           1,398,857
       Nonredeemable:
        Shares Outstanding, $7.00 Series - 1,017                                                    101,700             101,700
        Shares Outstanding, $4.75 Series - 10,000                                                 1,000,000           1,000,000
                                                                                              -------------       -------------
                TOTAL CUMULATIVE PREFERRED STOCK                                                  4,063,062           4,063,062
                                                                                              -------------       -------------
     Long-term Debt:
        8.05% Amortizing Secured Note, due December 20, 2021                                      3,187,242           3,203,401
        4.22% State Revolving Trust Note, due December 31, 2022                                     192,281              67,350
        4.00% State Revolving Trust Bond, due September 1, 2021                                     850,000             850,000
        0.00% State Revolving Fund Bond, due September 1, 2021                                      718,634             730,017
        First Mortgage Bonds:
            5.20%, Series S, due October 1, 2022                                                 12,000,000          12,000,000
            5.25%, Series T, due October 1, 2023                                                  6,500,000           6,500,000
            6.40%, Series U, due February 1, 2009                                                15,000,000          15,000,000
            5.25%, Series V, due February 1, 2029                                                10,000,000          10,000,000
            5.35%, Series W, due February 1, 2038                                                23,000,000          23,000,000
            0.00%, Series X, due September 1, 2018                                                  848,464             862,088
            4.25%, Series Y, due September 1, 2018                                                1,010,000           1,010,000
            0.00%, Series Z, due September 1, 2019                                                1,875,500           1,907,568
            5.25%, Series AA, due September 1, 2019                                               2,265,000           2,265,000
            0.00%, Series BB, due September 1, 2021                                               2,251,718           2,287,385
            4.00%, Series CC, due September 1, 2021                                               2,440,000           2,440,000
            5.10%, Series DD, due January 1, 2032                                                 6,000,000           6,000,000
                                                                                              -------------       -------------
               SUBTOTAL LONG-TERM DEBT                                                           88,138,839          88,122,809
                                                                                              -------------       -------------
                 Less: Current Portion of Long-term Debt                                           (637,729)           (639,427)
                                                                                              -------------       -------------
                          TOTAL LONG-TERM DEBT                                                   87,501,110          87,483,382
                                                                                              -------------       -------------
                               TOTAL COMMON STOCK, PREFERRED STOCK AND LONG-TERM DEBT         $ 145,848,441       $ 144,860,613
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
                                                                                              =============       =============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Restated
                                                                                           Note 6
                                                               -------------------------------------------------------------------
                                                                Three Months Ended March 31,        Twelve Months Ended March 31,
                                                                  2003              2002               2003               2002
                                                               -----------       -----------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $ 1,224,881       $ 1,276,706       $  7,713,528       $  7,346,040
     Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
             Depreciation and Amortization                       1,391,893         1,392,152          4,963,008          5,369,609
             Provision for Deferred Income Taxes                    39,393               766            186,651            363,933
             Allowance for Funds Used During Construction          (92,606)          (70,283)          (291,991)          (193,987)
         Changes in Current Assets and Liabilities:
             Accounts Receivable                                   492,310         1,240,077           (110,349)           187,717
             Accounts Payable                                      393,845          (262,284)           319,671            245,740
             Accrued Taxes                                       1,965,957         2,044,084           (510,253)           626,337
             Accrued Interest                                     (423,475)         (963,699)           340,606            136,107
             Unbilled Revenues                                      40,543          (175,652)          (163,881)          (336,657)
             Employee Benefit Plans                                233,827           151,873             99,016            527,023
             Other-Net                                            (250,724)         (371,978)          (694,480)             9,882
                                                               -----------       -----------       ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,015,844         4,261,762         11,851,526         14,281,744
                                                               -----------       -----------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Utility Plant Expenditures*                            (3,797,087)       (3,803,987)       (16,482,195)       (15,267,847)
         Restricted Cash                                           750,349         1,179,098          2,415,247         (5,428,402)
         Note Receivable                                                --                --                 --            105,500
         Preliminary Survey and Investigation Charges             (299,203)           32,899           (486,948)          (110,646)
         Other-Net                                                 (32,891)           (5,366)             1,417            573,295
                                                               -----------       -----------       ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                           (3,378,832)       (2,597,356)       (14,552,479)       (20,128,100)
                                                               -----------       -----------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Redemption of Long-term Debt                             (108,901)       (6,062,301)          (490,436)        (6,216,618)
         Proceeds from Issuance of Long-term Debt                  124,931         6,000,000            192,281         12,390,000
         Short-term Bank Borrowings                                825,000        (1,600,000)         6,850,000          4,600,000
         Deferred Debt Issuance Expenses                           (35,442)         (600,301)            54,041           (611,741)
         Restricted Cash                                               144                --            219,732               (333)
         Proceeds from Issuance of Common Stock-Net                970,100           769,693          3,411,267          1,706,150
         Payment of Common Dividends                            (1,670,677)       (1,602,400)        (6,578,771)        (6,340,902)
         Payment of Preferred Dividends                            (63,697)          (63,697)          (254,786)          (254,786)
         Construction Advances and Contributions-Net               307,604            50,310          1,131,499            481,098
                                                               -----------       -----------       ------------       ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                349,062        (3,108,696)         4,534,827          5,752,868
                                                               -----------       -----------       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          1,986,074        (1,444,290)         1,833,874            (93,488)
                                                               -----------       -----------       ------------       ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,937,894         4,534,384          3,090,094          3,183,582
                                                               -----------       -----------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 4,923,968       $ 3,090,094       $  4,923,968       $  3,090,094
                                                               ===========       ===========       ============       ============

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

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated notes within the Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and its cash flows for the periods ended March 31, 2003 and 2002. Information included in the Balance Sheet at December 31, 2002, has been derived from the Company's audited, restated financial statements for the year ended December 31, 2002. Certain reclassifications of prior period data have been made to conform with current presentation.

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

Long-term Debt - Tidewater received approval from the Delaware Public Service Commission (PSC) to borrow $13.8 million to fund a portion of its multi-year capital program and refinance some its short-term debt. Subsequent to the PSC approval, in April 2003, Tidewater closed on a Delaware State Revolving Fund
(SRF) loan of $3.3 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for six specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.60% on the outstanding principal amount. All unpaid principal and fees must be paid on or before May 1, 2025. Tidewater is in the process of completing a loan transaction of $10.5 million with CoBank, a financial institution specializing in loans to rural utilities. Terms of the loan include a maximum loan life of twenty-five years with monthly principal payments. The proceeds will be used to retire short-term debt. The CoBank loan is expected to close in May 2003.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                               (In Thousands Except for per Share Amounts)
                                Three Months Ended                          Twelve Months Ended
                                     March 31                                     March 31
                            2003                   2002                   2003                   2002
Basic:                     Income     Shares      Income     Shares      Income     Shares      Income     Shares
-----------------------------------------------------------------------------------------------------------------
Net Income                 $1,225      7,784      $1,277      7,640      $7,714      7,746      $7,346      7,613
Preferred Dividend            (64)                   (64)                  (255)                  (255)
                           ------      -----      ------      -----      ------      -----      ------      -----
Earnings Applicable
  to Common Stock          $1,161      7,784      $1,213      7,640      $7,459      7,746      $7,091      7,613

Basic EPS                  $ 0.15                 $ 0.16                 $ 0.96                 $ 0.93

Diluted:
-----------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock          $1,161      7,784      $1,213      7,640      $7,459      7,746      $7,091      7,613
$7.00 Series Dividend          26        134          26        134         104        134         104        134
$8.00 Series Dividend          24        123          24        123          96        123          96        123
                           ------      -----      ------      -----      ------      -----      ------      -----
Adjusted Earnings
  Applicable to
  Common Stock             $1,211      8,041      $1,263      7,897      $7,659      8,003      $7,291      7,870

Diluted EPS                $ 0.15                 $ 0.16                 $ 0.96                 $ 0.93

Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated notes to the financial statements included in the Form 10-K. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                              (Thousands of Dollars)
                                                 Three Months Ended            Twelve Months Ended
                                                      March 31,                     March 31,
Operations by Segments:                          2003           2002           2003           2002
----------------------------------------------------------------------------------------------------
Revenues:
   Regulated                                   $ 12,949       $ 12,527       $ 54,820       $ 53,412
   Non - Regulated                                2,044          1,711          7,909          7,347
Inter-segment Elimination                           (12)            (9)           (44)           (36)
                                               -----------------------------------------------------
Consolidated Revenues                          $ 14,981       $ 14,229       $ 62,685       $ 60,723
                                               -----------------------------------------------------

Operating Income:
   Regulated                                   $  2,273       $  2,456       $ 11,849       $ 11,527
   Non - Regulated                                  103             56            482            407
Inter-segment Elimination                            --             --             --             --
                                               -----------------------------------------------------
Consolidated Operating Income                  $  2,376       $  2,512       $ 12,331       $ 11,934
                                               -----------------------------------------------------

Depreciation:
   Regulated                                   $  1,270       $  1,287       $  4,908       $  5,046
   Non - Regulated                                   10              9             40             51
Inter-segment Elimination                            --             --             --             --
                                               -----------------------------------------------------
Consolidated Depreciation                       $  1,280       $  1,296       $  4,948       $  5,097
                                               -----------------------------------------------------

Other Income:
   Regulated                                   $    610       $    422       $  2,964       $  1,959
   Non - Regulated                                   --             34            (12)            46
Inter-segment Elimination                          (517)          (358)        (2,515)        (1,492)
                                               -----------------------------------------------------
Consolidated Other Income                      $     93       $     98       $    437       $    513
                                               -----------------------------------------------------

Interest Expense:
   Regulated                                   $  1,550       $  1,581       $  6,252       $  6,006
   Non - Regulated                                   15             13             56             55
Inter-segment Elimination                          (321)          (261)        (1,254)          (960)
                                               -----------------------------------------------------
Consolidated Interest Expense                  $  1,244       $  1,333       $  5,054       $  5,101
                                               -----------------------------------------------------

Net Income:
   Regulated                                   $  1,333       $  1,298       $  8,558       $  7,481
   Non - Regulated                                   88             76            416            397
Inter-segment Elimination                          (196)           (97)        (1,260)          (532)
                                               -----------------------------------------------------
Consolidated Net Income                        $  1,225       $  1,277       $  7,714       $  7,346
                                               -----------------------------------------------------

Capital Expenditures:
   Regulated                                   $  3,471       $  3,760       $ 15,771       $ 15,161
   Non - Regulated                                  326             44            711            107
Inter-segment Elimination                            --             --             --             --
                                               -----------------------------------------------------
Total Capital Expenditures                     $  3,797       $  3,804       $ 16,482       $ 15,268
                                               -----------------------------------------------------

                                                 As of           As of
                                               March 31,      December 31,
                                                 2003            2002
                                               ---------      -----------
Assets:
   Regulated                                   $ 284,482       $ 280,655
   Non - Regulated                                 4,163           4,093
Inter-segment Elimination                        (40,641)        (40,144)
                                               -----------------------------------------------------
Consolidated Assets                            $ 248,004       $ 244,604
                                               -----------------------------------------------------

Note 5 - Commitments and Contingent Liabilities

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

Note 6 - Restatement of Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three and twelve month periods ended March 31, 2003 and 2002 have been restated to correct the classification of certain amounts. The reclassifications were made to present the amount of Restricted Cash as a non current asset rather than a current asset in the condensed consolidated balance sheets at March 31, 2003 and December 31, 2002, and to present changes in Restricted Cash related to capital expenditures as an investing activity rather than a financing activity in the condensed consolidated statements of cash flows for the three and twelve month periods ended March 31, 2003 and 2002. Previously, such amounts and changes in amounts therein were presented as Temporary Cash Investments - Restricted. Those amounts and changes in those amounts are currently described as Restricted Cash. The restatement had no effect on reported total assets, net income, earnings applicable to common stock, cash flows from operations or liquidity.

A summary of the effects of the restatement is as follows:

                                                        March 31,            March 31,          December 31,          December 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                     2003                2003                 2002                  2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            As                                       As
                                                        Previously              As               Previously                As
Current Assets:                                          Reported            Restated             Reported              Restated
------------------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted                $ 5,396,206          $        --         $ 6,146,699           $        --

------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                   $20,871,188          $15,474,982         $20,299,715           $14,153,016
------------------------------------------------------------------------------------------------------------------------------------

Deferred Charges and Other Assets:
------------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                        $        --          $ 5,396,206         $        --           $ 6,146,699

------------------------------------------------------------------------------------------------------------------------------------
Total Deferred Charges and Other Assets                $13,159,248          $18,555,454         $12,936,621           $19,083,320
------------------------------------------------------------------------------------------------------------------------------------

                                                          Three               Three               Three                 Three
CONDENSED CONSOLIDATED STATEMENTS OF                  Months Ended         Months Ended        Months Ended          Months Ended
CASH FLOWS                                           March 31, 2003       March 31, 2003      March 31, 2002        March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            As                                       As
                                                        Previously               As              Previously                As
Cash Flows From Investing Activities:                    Reported             Restated            Reported              Restated
------------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                       $         --         $    750,349        $         --          $  1,179,098
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                $ (4,129,181)        $ (3,378,832)       $ (3,776,454)         $ (2,597,356)
------------------------------------------------------------------------------------------------------------------------------------

                                                          Three                Three               Three                 Three
                                                      Months Ended          Months Ended        Months Ended          Months Ended
                                                     March 31, 2003        March 31, 2003      March 31, 2002        March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            As                                        As
                                                        Previously               As               Previously                As
Cash Flows From Financing Activities:                    Reported             Restated             Reported              Restated
------------------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted               $   750,493          $         --        $  1,179,098          $         --
------------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                       $        --          $        144        $         --   $                --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing
Activities:                                           $ 1,099,411           $   349,062        $ (1,929,598)         $ (3,108,696)
------------------------------------------------------------------------------------------------------------------------------------

                                                          Twelve             Twelve               Twelve                Twelve
                                                       Months Ended       Months Ended         Months Ended          Months Ended
                                                      March 31, 2003     March 31, 2003       March 31, 2002        March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            As                                        As
                                                        Previously               As               Previously                As
Cash Flows From Investing Activities:                    Reported             Restated             Reported              Restated
------------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                       $          --        $   2,415,247       $          --         $  (5,428,402)

------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                $ (16,967,726)       $ (14,552,479)      $ (14,699,698)        $ (20,128,100)
------------------------------------------------------------------------------------------------------------------------------------

                                                          Twelve             Twelve               Twelve                Twelve
                                                       Months Ended       Months Ended         Months Ended          Months Ended
                                                      March 31, 2003     March 31, 2003       March 31, 2002        March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            As                                        As
                                                        Previously               As               Previously                As
Cash Flows From Financing Activities:                    Reported             Restated             Reported              Restated
------------------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted               $  2,634,979         $         --        $ (5,428,735)         $          --
------------------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                       $         --         $    219,732        $         --          $        (333)

------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities:            $  6,950,074         $  4,534,827        $    324,466          $   5,752,868
------------------------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three and twelve month periods ended March 31, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 6 to the condensed consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2003 as originally filed on May 12, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q, EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, PART II ITEM 6(a)AND EXHIBITS 31, 31.2, 32 AND 32.1.

Results of Operations - Three Months Ended March 31, 2003

Operating revenues for the three months ended March 31, 2003 were up $0.8 million or 5.3% from the same period in 2002. Higher base rates in Delaware service territories provided $0.1 million of the increase along with $0.2 million increase in consumption and connection fees. Consumption increased by $0.2 million in our New Jersey systems. Service fees from our operations and maintenance contracts rose $0.3 million due to an increase in fees under the City of Perth Amboy contract.

Operating expenses increased $0.9 million or 7.6%. Operations and maintenance (O & M) expenses increased $0.9 million or 11.6% over the prior period. There were higher sewer costs of $0.3 million for USA-PA. Costs relating to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional O & M expenses of $0.3 million. Increases in audit fees, legal fees and employee benefits pushed up O & M costs by $0.2 million. All other costs of operations increased by $0.1 million.

Income taxes decreased $0.1 million or 10.4%, reflecting a lower amount of current taxable income.

Even though there is a higher level of long-term and short-term debt outstanding compared to last year, lower interest rates on short-term debt and the refinancing of $6.0 million of long-term debt at a lower rate helped to reduce the interest expense by $0.1 million of 6.7%.

Net income decreased by 4.1% to $1.2 million and basic and diluted earnings per share decreased to $0.15 from $0.16 per share.

Results of Operations - Twelve Months Ended March 31, 2003

Operating revenues for the twelve months ended March 31, 2003 were up $2.0 million to $62.7 million amounting to a 3.2% increase. Higher consumption in Delaware of $1.4 million contributed to additional revenue. Fueling the consumption growth in Delaware was the 10.0% increase in the customer base since March 2002. Rate increases accounted for $0.5 million and increased consumption account for $0.9 million. Service fees from our operations and maintenance contracts rose $0.5 million due to an increase in fees earned under the City of Perth Amboy contract. Lower consumption in our New Jersey service territories led to a $0.2 million decrease in operating revenues. The $0.3 million balance of the increase is the result of the acquisition of the Southern Shores water utility.

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

Other taxes increased by $0.1 million due to higher payroll related taxes. Income taxes decreased $0.1 million or 1.8%.

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

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2003 through 2005. See Note

2 to the Condensed Consolidated Financial Statements. Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan (DRP). Capital expenditures of $3.8 million have been incurred in the three months ended March 31, 2003. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At March 31, 2003, there was $18.5 million outstanding against the lines of credit.

Forward-Looking Information

Certain matters discussed in this report on Form 10-Q/A are "forward-looking statements" intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements may address future plans, objectives, expectations and events concerning various matters such as capital expenditures, earnings, litigation, growth potential, rate and other regulatory matters, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $0.5 million of the current portion of six existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4. Controls and Procedures

Subsequent to the evaluation referenced in Middlesex Water Company's Quarterly report on Form 10-Q filed May 14, 2003, the Company has re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer. Based upon the re-evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its re-evaluation except for the following change in internal controls over financial reporting.

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

        (a) Exhibits: Exhibit 31:    Section 302 Certification by Dennis G.
                                     Sullivan Pursuant to Rules 13a-14 and
                                     15d-14 of the Securities Exchange Act of
                                     1934

                      Exhibit 31.1: Section 302 Certification by A. Bruce O'Connor Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

                      Exhibit 32: Section 906 Certification by Dennis G. Sullivan Pursuant to 18 U.S.C. ss.1350

                      Exhibit 32.1: Section 906 Certification by A. Bruce O'Connor Pursuant to 18 U.S.C. ss.1350

        (b) Reports on Form 8-K: Filed April 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MIDDLESEX WATER COMPANY


                                By: /s/ A. Bruce O'Connor
                                    --------------------------------
                                    A. Bruce O'Connor
                                    Vice President and Controller
                                      and Chief Financial Officer