Form 10-Q/A
period 2003-06-30
MIDDLESEX WATER CO
filed 2004-04-14
CIK 66004

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

                               YES |X|.    NO |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at June 30, 2003
          -----                                     ----------------------------
Common Stock, No Par Value                                   7,859,926

Explanatory Note - Restatement of condensed consolidated financial statements

The condensed consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the six and twelve month periods ended June 30, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 6 to the condensed consolidated financial statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2003 as originally filed on August 13, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, PART II ITEM 6(a), AND EXHIBITS 31, 31.1, 32 and 32.1.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Income                                    1
         Condensed Consolidated Balance Sheets (Restated)                               2
         Condensed Consolidated Statements of Capitalization and Retained Earnings      4
         Condensed Consolidated Statements of Cash Flows (Restated)                     5
         Notes to Condensed Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                       13

Item 4.  Controls and Procedures                                                       14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             14

Item 2.  Changes in Securities                                                         14

Item 3.  Defaults upon Senior Securities                                               14

Item 4.  Submission of Matters to a Vote of Security Holders                           15

Item 5.  Other Information                                                             15

Item 6.  Exhibits and Reports on Form 8-K                                              15

SIGNATURE                                                                              16

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months                 Six Months                Twelve Months
                                                        Ended June 30,               Ended June 30,             Ended June 30,

                                                     2003           2002          2003          2002          2003          2002
                                                     ----           ----          ----          ----          ----          ----

Operating Revenues                               $ 15,997,966  $ 15,525,335  $ 30,979,339  $ 29,754,738  $ 63,157,387  $ 61,495,253
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Operating Expenses:
   Operations                                       7,793,242     7,524,713    15,604,871    14,738,281    30,785,511    29,580,398
   Maintenance                                        805,824       659,835     1,781,678     1,317,399     3,311,488     2,755,718
   Depreciation                                     1,338,617     1,312,830     2,618,797     2,608,548     4,973,517     5,150,995
Other Taxes                                         1,961,134     1,940,649     3,869,262     3,788,315     7,818,102     7,799,150
Income Taxes                                          991,545     1,036,013     1,621,278     1,738,912     3,881,661     4,031,861
                                                 ------------  ------------  ------------  ------------  ------------  ------------

  Total Operating Expenses                         12,890,362    12,474,040    25,495,886    24,191,455    50,770,279    49,318,122
                                                 ------------  ------------  ------------  ------------  ------------  ------------

            Operating Income                        3,107,604     3,051,295     5,483,453     5,563,283    12,387,108    12,177,131

Other Income:
   Allowance for Funds Used During Construction        65,199        81,691       157,805       151,974       275,499       253,325
   Other Income                                        22,248        11,940        42,191        55,547       235,968       140,978
   Other Expense                                      (48,555)       (7,125)      (67,724)      (22,819)     (122,019)     (162,068)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

     Total Other Income                                38,892        86,506       132,272       184,702       389,448       232,235

Interest Charges                                    1,342,690     1,248,442     2,587,038     2,581,920     5,148,581     5,092,046
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Net Income                                          1,803,806     1,889,359     3,028,687     3,166,065     7,627,975     7,317,320

Preferred Stock Dividend Requirements                  63,696        63,696       127,393       127,393       254,786       254,786
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Earnings Applicable to Common Stock              $  1,740,110  $  1,825,663  $  2,901,294  $  3,038,672  $  7,373,189  $  7,062,534
                                                 ============  ============  ============  ============  ============  ============

Earnings per share of Common Stock:
   Basic                                         $       0.22  $       0.24  $       0.37  $       0.40  $       0.95  $       0.92
   Diluted                                       $       0.22  $       0.24  $       0.37  $       0.40  $       0.94  $       0.92

Weighted Average Number of
   Common Shares Outstanding :
   Basic                                            7,844,447     7,702,843     7,814,329     7,671,517     7,781,045     7,640,530
   Diluted                                          8,101,802     7,960,198     8,071,684     7,928,872     8,038,400     7,897,885

Cash Dividends Paid per Common Share             $      0.215  $      0.210  $      0.430  $      0.420  $      0.855  $      0.837



See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                  Restated
                                                                   Note 6
                                                        -----------------------------
                                                          June 30,       December 31,
                                                            2003             2002
                                                        -------------   -------------

UTILITY PLANT:
     Water Production                                   $  73,352,025   $  72,212,878
     Transmission and Distribution                        164,569,626     158,412,075
     General                                               18,836,767      18,618,211
     Construction Work in Progress                          6,669,656       6,619,767
                                                        -------------   -------------
              TOTAL                                       263,428,074     255,862,931
Less Accumulated Depreciation                              50,148,452      47,919,527
                                                        -------------   -------------

              UTILITY PLANT-NET                           213,279,622     207,943,404
                                                        -------------   -------------

NONUTILITY ASSETS-NET                                       3,608,108       3,424,492
                                                        -------------   -------------

CURRENT ASSETS:
     Cash and Cash Equivalents                              2,782,476       2,937,894
     Accounts Receivable (net of allowance
         for doubtful accounts)                             6,294,080       6,028,302
     Unbilled Revenues                                      3,870,049       3,181,091
     Materials and Supplies (at average cost)               1,412,922       1,190,337
     Prepayments and Other Current Assets                   1,381,002         815,392
                                                        -------------   -------------

              TOTAL CURRENT ASSETS                         15,740,529      14,153,016
                                                        -------------   -------------

DEFERRED CHARGES AND OTHER ASSETS:
     Unamortized Debt Expense                               3,297,286       3,239,364
     Preliminary Survey and Investigation Charges           1,533,607       1,098,468
     Regulatory Assets
         Income Taxes                                       6,287,873       6,287,873
         Post Retirement Costs                                826,156         869,260
     Restricted Cash                                        5,243,878       6,146,699
     Other                                                  1,335,890       1,441,656
                                                        -------------   -------------

              TOTAL DEFERRED CHARGES AND OTHER ASSETS      18,524,690      19,083,320
                                                        -------------   -------------

                             TOTAL ASSETS               $ 251,152,949   $ 244,604,232
                                                        =============   =============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                    June 30,     December 31,
                                                                      2003           2002
                                                                  ------------   ------------

TOTAL CAPITALIZATION (see accompanying statements)                $179,716,005   $168,047,689
                                                                  ------------   ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                               1,059,279        639,427
     Notes Payable                                                   8,975,000     17,650,000
     Accounts Payable                                                3,753,896      2,059,877
     Taxes Accrued                                                   7,034,893      5,898,751
     Interest Accrued                                                1,669,283      1,614,278
     Other                                                           1,501,719      1,716,270
                                                                  ------------   ------------

              TOTAL CURRENT LIABILITIES                             23,994,070     29,578,603
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 5)
DEFERRED CREDITS:
     Customer Advances for Construction                             10,680,522     10,881,815
     Accumulated Deferred Investment Tax Credits                     1,814,491      1,853,799
     Accumulated Deferred Federal Income Taxes                      13,357,393     13,241,901
     Employee Benefit Plans                                          5,689,389      5,279,737
     Other                                                             721,802        814,897
                                                                  ------------   ------------

              TOTAL DEFERRED CREDITS                                32,263,597     32,072,149
                                                                  ------------   ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                                15,179,277     14,905,791
                                                                  ------------   ------------

                        TOTAL CAPITALIZATION AND LIABILITIES      $251,152,949   $244,604,232
                                                                  ============   ============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
    CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                   June 30,       December 31,
                                                                     2003             2002
                                                                -------------    -------------

CAPITALIZATION:
   Common Stock, No Par Value
      Shares Authorized, 20,000,000
      Shares Outstanding - 2003 - 7,859,926                     $  55,840,359    $  53,866,250
                           2002 - 7,767,367
   Restricted Stock Plan                                             (447,241)        (552,081)
                                                                -------------    -------------
              TOTAL COMMON STOCK                                   55,393,118       53,314,169
                                                                -------------    -------------
   Cumulative Preference Stock, No Par Value
      Shares Authorized, 100,000; Shares Outstanding, None
   Cumulative Preferred Stock, No Par Value
       Shares Authorized - 140,497
     Convertible:
      Shares Outstanding, $7.00 Series - 14,881                     1,562,505        1,562,505
      Shares Outstanding, $8.00 Series - 12,000                     1,398,857        1,398,857
     Nonredeemable:
      Shares Outstanding, $7.00 Series - 1,017                        101,700          101,700
      Shares Outstanding, $4.75 Series - 10,000                     1,000,000        1,000,000
                                                                -------------    -------------
              TOTAL CUMULATIVE PREFERRED STOCK                      4,063,062        4,063,062
                                                                -------------    -------------
   Long-term Debt:
      8.05% Amortizing Secured Note, due December 20, 2021          3,170,716        3,203,401
      6.25% Amortizing Secured Note, due May 22, 2028              10,465,000               --
      4.22% State Revolving Trust Note, due December 31, 2022         192,281           67,350
      4.00% State Revolving Trust Bond, due September 1, 2021         850,000          850,000
      0.00% State Revolving Fund Bond, due September 1, 2021          718,634          730,017
      First Mortgage Bonds:
          5.20%, Series S, due October 1, 2022                     12,000,000       12,000,000
          5.25%, Series T, due October 1, 2023                      6,500,000        6,500,000
          6.40%, Series U, due February 1, 2009                    15,000,000       15,000,000
          5.25%, Series V, due February 1, 2029                    10,000,000       10,000,000
          5.35%, Series W, due February 1, 2038                    23,000,000       23,000,000
          0.00%, Series X, due September 1, 2018                      848,464          862,088
          4.25%, Series Y, due September 1, 2018                    1,010,000        1,010,000
          0.00%, Series Z, due September 1, 2019                    1,875,500        1,907,568
          5.25%, Series AA, due September 1, 2019                   2,265,000        2,265,000
          0.00%, Series BB, due September 1, 2021                   2,251,718        2,287,385
          4.00%, Series CC, due September 1, 2021                   2,440,000        2,440,000
          5.10%, Series DD, due January 1, 2032                     6,000,000        6,000,000
                                                                -------------    -------------
             SUBTOTAL LONG-TERM DEBT                               98,587,313       88,122,809
                                                                -------------    -------------
               Less: Current Portion of Long-term Debt             (1,059,279)        (639,427)
                                                                -------------    -------------
                        TOTAL LONG-TERM DEBT                       97,528,034       87,483,382
                                                                -------------    -------------
                             TOTAL COMMON STOCK, PREFERRED      $ 156,984,214    $ 144,860,613
                                STOCK AND LONG-TERM DEBT        =============    =============

                                                                 Six Months        Year Ended
                                                                   Ended          December 31,
                                                                June 30, 2003         2002
                                                                -------------    -------------

RETAINED EARNINGS:
   BALANCE AT BEGINNING OF PERIOD                               $  23,187,076    $  22,190,691
   Net Income                                                       3,028,687        7,765,353
                                                                -------------    -------------
         TOTAL                                                     26,215,763       29,956,044
                                                                -------------    -------------
   Cash Dividends:
      Cumulative Preferred Stock                                      127,393          254,786
      Common Stock                                                  3,356,579        6,510,494
   Common Stock Expenses                                                   --            3,688
                                                                -------------    -------------
         TOTAL DEDUCTIONS                                           3,483,972        6,768,968
                                                                -------------    -------------
BALANCE AT END OF PERIOD                                        $  22,731,791    $  23,187,076
                                                                =============    =============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Restated
                                                                                       Note 6
                                                            ------------------------------------------------------------
                                                              Six Months Ended June 30,     Twelve Months Ended June 30,
                                                                 2003             2002           2003            2002
                                                                 ----             ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $  3,028,687    $  3,166,065    $  7,627,975    $  7,317,320
    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
           Depreciation and Amortization                       2,812,856       2,804,251       4,971,872       5,414,409
           Provision for Deferred Income Taxes                    76,184          90,289         133,919         310,131
           Allowance for Funds Used During Construction         (157,805)       (137,551)       (289,922)       (238,902)
       Changes in Current Assets and Liabilities:
           Accounts Receivable                                  (265,778)        560,162        (188,522)        135,888
           Accounts Payable                                    1,694,019       1,367,259          (9,697)      1,557,415
           Accrued Taxes                                       1,136,142         443,512         260,504         (17,149)
           Accrued Interest                                       55,005         (21,123)       (123,490)          7,557
           Unbilled Revenues                                    (688,958)       (864,041)       (204,993)       (190,555)
           Employee Benefit Plans                                409,652        (276,646)        703,360         (43,776)
           Other-Net                                          (1,061,384)       (748,014)     (1,129,105)         31,519
                                                            ------------    ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,038,620       6,384,163      11,751,901      14,283,857
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Utility Plant Expenditures*                            (8,331,615)     (9,044,088)    (15,776,622)    (18,060,208)
       Restricted Cash                                           902,689       1,123,856       2,403,241      (5,266,208)
       Proceeds from Real Estate Dispositions                    344,972              --         344,972              --
       Preliminary Survey and Investigation Charges             (435,139)         (9,957)       (580,028)         80,269
       Other-Net                                                  13,689         (31,143)         73,774       1,043,873
                                                            ------------    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                         (7,505,404)     (7,961,332)    (13,534,663)    (22,202,274)
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of Long-term Debt                             (160,427)     (6,077,409)       (526,854)     (6,217,913)
       Proceeds from Issuance of Long-term Debt               10,624,931       6,000,000      10,692,281      12,390,000
       Short-term Bank Borrowings                             (8,675,000)       (600,000)     (3,650,000)      3,525,000
       Deferred Debt Issuance Expenses                          (145,442)       (600,208)        (56,052)       (609,763)
       Restricted Cash                                               132         219,588         219,720         219,588
       Proceeds from Issuance of Common Stock-Net              2,078,949       2,391,794       2,898,015       3,004,665
       Payment of Common Dividends                            (3,356,579)     (3,219,158)     (6,647,915)     (6,388,894)
       Payment of Preferred Dividends                           (127,393)       (127,393)       (254,786)       (254,786)
       Construction Advances and Contributions-Net                72,193         336,477         609,921         571,868
                                                            ------------    ------------    ------------    ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              311,364      (1,676,309)      3,284,330       6,239,765
                                                            ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (155,420)     (3,253,478)      1,501,568      (1,678,652)
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,937,894       4,534,384       1,280,906       2,959,558
                                                            ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,782,474    $  1,280,906    $  2,782,474    $  1,280,906
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

                                                       (In Thousands Except for per Share Amounts)

                               Three Months Ended                    Six Months Ended                   Twelve Months Ended
                                    June 30,                             June 30,                             June 30,

                        2003              2002               2003               2002               2003              2002
Basic:                 Income   Shares   Income    Shares   Income    Shares   Income    Shares   Income   Shares   Income    Shares
------------------------------------------------------------------------------------------------------------------------------------
Net Income             $1,804    7,844   $1,890     7,703   $3,028     7,814   $3,166     7,672   $7,628    7,781   $7,318     7,641
Preferred Dividend        (64)              (64)              (127)              (127)              (255)             (255)
                       ------   ------   ------    ------   ------    ------   ------    ------   ------   ------   ------    ------
Earnings Applicable
   to Common Stock     $1,740    7,844   $1,826     7,703   $2,901     7,814   $3,039     7,672   $7,373    7,781   $7,063     7,641

Basic EPS              $ 0.22            $ 0.24             $ 0.37             $ 0.40             $ 0.95            $ 0.92

------------------------------------------------------------------------------------------------------------------------------------
Diluted:
------------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock      $1,740    7,844   $1,826     7,703   $2,901     7,814   $3,039     7,672   $7,373    7,781   $7,063     7,641
$7.00 Series Dividend      26      134       26       134       52       134       52       134      104      134      104       134
$8.00 Series Dividend      24      123       24       123       48       123       48       123       96      123       96       123
                       ------   ------   ------    ------   ------    ------   ------    ------   ------   ------   ------    ------
Adjusted Earnings
  Applicable to
  Common Stock         $1,790    8,101   $1,876     7,960   $3,001     8,071   $3,139     7,929   $7,573    8,038   $7,263     7,898

Diluted EPS            $ 0.22            $ 0.24             $ 0.37             $ 0.40             $ 0.94            $ 0.92

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

                                                         (Thousands of Dollars)
                                   Three Months Ended       Six Months Ended      Twelve Months Ended
                                        June 30,                June 30,                June 30,

Operations by Segments:             2003        2002        2003        2002        2003        2002
------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                      $ 14,118    $ 13,661    $ 27,067    $ 26,188    $ 55,277    $ 54,014
   Non - Regulated                   1,904       1,873       3,948       3,585       7,939       7,517
Inter-segment Elimination              (24)         (9)        (36)        (18)        (59)        (36)
                                  --------    --------    --------    --------    --------    --------
Consolidated Revenues             $ 15,998    $ 15,525    $ 30,979    $ 29,755    $ 63,157    $ 61,495
                                  --------    --------    --------    --------    --------    --------

Operating Income:
   Regulated                      $  3,026    $  2,970    $  5,299    $  5,427    $ 11,904    $ 11,795
   Non - Regulated                      82          81         184         136         483         382
Inter-segment Elimination               --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Consolidated Operating Income     $  3,108    $  3,051    $  5,483    $  5,563    $ 12,387    $ 12,177
                                  --------    --------    --------    --------    --------    --------

Depreciation:
   Regulated                      $  1,326    $  1,303    $  2,596    $  2,590    $  4,931    $  5,104
   Non - Regulated                      13          10          23          19          43          47
Inter-segment Elimination Cons          --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Depreciation                      $  1,339    $  1,313    $  2,619    $  2,609    $  4,974    $  5,151
                                  --------    --------    --------    --------    --------    --------

Other Income:
   Regulated                      $    795    $    682    $  1,405    $  1,104    $  3,077    $  2,023
   Non - Regulated                     (33)          1         (33)         35         (46)         42
Inter-segment Elimination             (723)       (596)     (1,240)       (954)     (2,642)     (1,833)
                                  --------    --------    --------    --------    --------    --------
Consolidated Other Income         $     39    $     87    $    132    $    185    $    389    $    232
                                  --------    --------    --------    --------    --------    --------

Interest Expense:
   Regulated                      $  1,672    $  1,526    $  3,222    $  3,107    $  6,398    $  6,055
   Non - Regulated                      28          13          43          26          71          54
Inter-segment Elimination             (357)       (291)       (678)       (551)     (1,320)     (1,017)
                                  --------    --------    --------    --------    --------    --------
Consolidated Interest Expense     $  1,343    $  1,248    $  2,587    $  2,582    $  5,149    $  5,092
                                  --------    --------    --------    --------    --------    --------

Net Income:
   Regulated                      $  2,149    $  2,126    $  3,482    $  3,424    $  8,581    $  7,763
   Non - Regulated                      21          69         109         145         368         370
Inter-segment Elimination             (366)       (305)       (562)       (403)     (1,321)       (816)
                                  --------    --------    --------    --------    --------    --------
Consolidated Net Income           $  1,804    $  1,890    $  3,029    $  3,166    $  7,628    $  7,317
                                  --------    --------    --------    --------    --------    --------

Capital Expenditures:
   Regulated                      $  4,304    $  5,215    $  7,775    $  8,975    $ 14,860    $ 17,957
   Non - Regulated                    (114)         25         557          69         917         103
Inter-segment Elimination               --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------
Total Capital Expenditures        $  4,190    $  5,240    $  8,332    $  9,044    $ 15,777    $ 18,060
                                  --------    --------    --------    --------    --------    --------

                                    As of       As of
                                   June 30,  December 31,
                                     2003        2002
                                  -----------------------
Assets:
   Regulated                      $ 280,425    $ 280,655
   Non - Regulated                    4,134        4,093
Inter-segment Elimination           (33,406)     (40,144)
                                  ---------    ---------
Consolidated Assets               $ 251,153    $ 244,604
                                  ---------    ---------

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


Note 6 - Restatement of Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the six and twelve month periods ended June 30, 2003 and 2002 have been restated to correct the classification of certain amounts. The reclassifications were made to present the amount of Restricted Cash as a non current asset rather than a current asset in the condensed consolidated balance sheets at June 30, 2003 and December 31, 2002, and to present changes in Restricted Cash related to capital expenditures as an investing activity rather than a financing activity in the condensed consolidated statements of cash flows for the six and twelve month periods ended June 30, 2003 and 2002. Previously, such amounts and changes in amounts therein were presented as Temporary Cash Investments - Restricted. Those amounts and changes in those amounts are currently described as Restricted Cash. The restatement had no effect on reported total assets, net income, earnings applicable to common stock, cash flows from operations or liquidity.

A summary of the effects of the restatement is as follows:

                                                             June 30,         June 30,       December 31,     December 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                          2003             2003             2002             2002
--------------------------------------------------------------------------------------------------------------------------
                                                                As                                As
                                                            Previously           As           Previously           As
Current Assets:                                              Reported         Restated         Reported         Restated
--------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted                    $  5,243,878     $         --     $  6,146,699     $         --
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                       $ 20,984,407     $ 15,740,529     $ 20,299,715     $ 14,153,016
--------------------------------------------------------------------------------------------------------------------------

Deferred Charges and Other Assets:
--------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                            $         --     $  5,243,878     $         --     $  6,146,699

--------------------------------------------------------------------------------------------------------------------------
Total Deferred Charges and Other Assets                    $ 13,280,812     $ 18,524,690     $ 12,936,621     $ 19,083,320
--------------------------------------------------------------------------------------------------------------------------

                                                               Six              Six              Six              Six
                                                          Months Ended     Months Ended     Months Ended     Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS           June 30, 2003    June 30, 2003    June 30, 2002    June 30, 2002
--------------------------------------------------------------------------------------------------------------------------
                                                                As                                As
                                                            Previously           As           Previously           As
Cash Flows From Investing Activities:                        Reported         Restated         Reported         Restated
--------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                            $         --     $    902,689     $         --     $  1,123,856

--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                     $ (8,408,093)    $ (7,505,404)    $ (9,085,188)    $ (7,961,332)
--------------------------------------------------------------------------------------------------------------------------

                                                               Six              Six              Six              Six
                                                          Months Ended     Months Ended     Months Ended     Months Ended
                                                          June 30, 2003    June 30, 2003    June 30, 2002    June 30, 2002
                                                          ----------------------------------------------------------------
                                                                As                                As
                                                            Previously           As           Previously           As
Cash Flows From Financing Activities:                        Reported         Restated         Reported         Restated
--------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments -
Restricted                                                 $    902,821     $         --     $  1,343,444     $         --
Restricted Cash                                            $         --     $        132     $         --     $    219,588

--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities:       $  1,214,053     $    311,364     $   (552,453)    $ (1,676,309)
--------------------------------------------------------------------------------------------------------------------------

                                                              Twelve           Twelve           Twelve          Twelve
                                                           Months Ended     Months Ended     Months Ended    Months Ended
                                                           June 30, 2003    June 30, 2003    June 30, 2002   June 30, 2002
--------------------------------------------------------------------------------------------------------------------------
                                                                As                                As
                                                            Previously           As           Previously           As
Cash Flows From Investing Activities:                        Reported         Restated         Reported         Restated
--------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                            $         --     $  2,403,241     $         --     $ (5,266,208)

--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                     $(15,937,904)    $(13,534,663)    $(16,936,066)    $(22,202,274)
--------------------------------------------------------------------------------------------------------------------------

                                                              Twelve           Twelve          Twelve           Twelve
                                                           Months Ended     Months Ended    Months Ended     Months Ended
                                                           June 30, 2003    June 30, 2003   June 30, 2002    June 30, 2002
                                                           ---------------------------------------------------------------
                                                                As                                As
                                                            Previously           As           Previously           As
Cash Flows From Financing Activities:                        Reported         Restated         Reported         Restated
--------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments -
Restricted                                                 $  2,622,961     $         --     $ (5,046,620)    $         --
Restricted Cash                                            $         --     $    219,720     $         --     $    219,588

--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities:                 $  5,687,571     $  3,284,330     $    973,557     $  6,239,765
--------------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the six and twelve month periods ended June 30, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 6 to the condensed consolidated financial statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2003 as originally filed on August 13, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, PART II ITEM 6(a) AND EXHIBITS 31, 31.1, 32 and 32.1.

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

Income taxes decreased $0.1 million or 6.8%, reflecting a lower amount of taxable income.

Other taxes increased $0.1 million or 2.1%, reflecting higher taxes on taxable gross revenue.

Net income decreased by $0.1 million and basic and diluted earnings per share decreased to $0.37 from $0.40 per share.

Results of Operations - Twelve Months Ended June 30, 2003

Operating revenues for the twelve months ended June 30, 2003 were up $1.7 million to $63.2 million amounting to a 2.7% increase. Consumption decreased by $0.5 million in our New Jersey systems. Delaware revenues increased by $1.6 million consisting of $0.4 million in higher rates, $0.3 million in water sales, and $0.9 million in facility charges and connection fees. Service fees from our operations and maintenance contracts rose by $0.4 million due to an increase in fees under the City of Perth Amboy contract. The acquisition of the Southern Shores Water Company in August 2001 contributed an increase of $0.1 million. All other revenues increased by $0.1 million.

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

Income taxes decreased $0.2 million or 3.7%, reflecting a lower amount of taxable income.

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

Liquidity

The capital program in Delaware will be financed through a combination of a capital contribution and short-term debt financing from Middlesex, as well as long-term financing through the State Revolving Fund (SRF) in Delaware. Middlesex, Tidewater and Bayview each have secured long-term financing with their respective state agencies for certain capital projects. SRF provides low cost financing for projects that meet certain water quality improvement benchmarks. The proceeds from those loans will be used in 2003 through 2005. (See Note 2 to the Condensed Consolidated Financial Statements.) Other capital expenditures will be financed through internally generated funds and sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan
(DRP). Capital expenditures of $8.3 million have been incurred in the six months ended June 30, 2003. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit it has with three commercial banks for working capital purposes. At June 30, 2003, there was $9.0 million outstanding against the lines of credit.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The

Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.0 million of the current portion of eleven existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4. Controls and Procedures

Subsequent to the evaluation referenced in Middlesex Water Company's Quarterly report on Form 10-Q filed August 13, 2003, the Company has re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This re-evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective during the period covered by this quarterly report. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its re-evaluation except for the following change in internal controls over financial reporting.

Management has identified a significant deficiency in the operation of internal controls over financial reporting relating to the classification of cash restricted for construction projects on the Consolidated Balance Sheet as a non-current asset and the change in cash restricted for construction projects on the Consolidated Statements of Cash Flows as an investing activity. As a result thereof, management has expanded its periodic review process of asset classification decisions to enhance the reliability and effectiveness of the financial reporting process.

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

                                           MIDDLESEX WATER COMPANY


                                           By: /s/ A. Bruce O'Connor
                                               ---------------------------------
                                                       A. Bruce O'Connor
                                               Vice President and Controller and
                                                     Chief Financial Officer