Form 10-Q/A
period 2003-09-30
MIDDLESEX WATER CO
filed 2004-04-14
CIK 66004

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

The condensed consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the nine and twelve month periods ended September 30, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 7 to the condensed consolidated financial statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2003 as originally filed on November 13, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, AND PART II ITEM 6(a), AND EXHIBITS 31, 31.1, 32 AND 32.1.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Income                                   1

         Condensed Consolidated Balance Sheets (Restated)                              2

         Condensed Consolidated Statements of Capitalization and Retained Earnings     4

         Condensed Consolidated Statements of Cash Flows (Restated)                    5

         Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                      15

Item 4.  Controls and Procedures                                                      16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            16

Item 2.  Changes in Securities                                                        17

Item 3.  Defaults upon Senior Securities                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                          17

Item 5.  Other Information                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                             17

SIGNATURE                                                                             18

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three Months               Nine Months                  Twelve Months
                                                      Ended September 30,       Ended September 30,           Ended September 30,

                                                      2003          2002         2003          2002           2003         2002
                                                      ----          ----         ----          ----           ----         ----

Operating Revenues                               $ 17,585,575  $ 16,983,016  $ 48,564,914  $ 46,737,754  $ 63,759,946  $ 62,412,869
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Operating Expenses:
    Operations                                      8,687,828     7,995,208    24,292,699    22,733,489    31,478,131    30,277,791
    Maintenance                                       830,877       684,530     2,612,556     2,001,929     3,457,835     2,735,295
    Depreciation                                    1,342,059     1,072,630     3,960,856     3,681,178     5,242,946     4,958,813
    Other Taxes                                     2,081,210     2,045,017     5,950,472     5,833,332     7,854,295     7,848,902
    Income Taxes                                    1,143,264     1,432,799     2,764,542     3,171,711     3,592,126     4,193,981
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Total Operating Expenses                    14,085,238    13,230,184    39,581,125    37,421,639    51,625,333    50,014,782
                                                 ------------  ------------  ------------  ------------  ------------  ------------

               Operating Income                     3,500,337     3,752,832     8,983,789     9,316,115    12,134,613    12,398,087

Other Income:
    Allowance for Funds Used During Construction       95,448        34,465       253,253       186,439       336,482       249,014
    Other Income                                       41,705        78,529        83,896       134,076       199,144       187,259
    Other Expense                                        (984)         (636)      (68,708)      (23,455)     (122,367)     (159,473)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Total Other Income                             136,169       112,358       268,441       297,060       413,259       276,800

Interest Charges                                    1,243,888     1,293,379     3,830,926     3,875,299     5,099,090     5,159,272
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Net Income                                          2,392,618     2,571,811     5,421,304     5,737,876     7,448,782     7,515,615

Preferred Stock Dividend Requirements                  63,697        63,697       191,090       191,090       254,786       254,786
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Earnings Applicable to Common Stock              $  2,328,921  $  2,508,114  $  5,230,214  $  5,546,786  $  7,193,996  $  7,260,829
                                                 ============  ============  ============  ============  ============  ============

Earnings per share of Common Stock*:
    Basic                                        $       0.22  $       0.24  $       0.50  $       0.54  $       0.69  $       0.71
    Diluted                                      $       0.22  $       0.24  $       0.50  $       0.54  $       0.68  $       0.71

Weighted Average Number of
    Common Shares Outstanding* :
    Basic                                          10,505,517    10,315,812    10,448,226    10,258,049    10,472,573    10,233,060
    Diluted                                        10,848,657    10,658,952    10,791,366    10,601,189    10,815,713    10,576,200

Cash Dividends Paid per Common Share*            $      0.161  $      0.158  $      0.484  $      0.473  $      0.645  $      0.630

* All share and per share amounts reflect the four-for-three common stock split effective November 14, 2003. See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                       Restated
                                                                        Note 7
                                                            September 30,     December 31,
                                                                2003              2002
                                                            ------------      ------------
UTILITY PLANT:
      Water Production                                      $ 73,067,120      $ 72,212,878
      Transmission and Distribution                          166,715,720       158,412,075
      General                                                 24,649,224        18,618,211
      Construction Work in Progress                            3,713,271         6,619,767
                                                            ------------      ------------
               TOTAL                                         268,145,335       255,862,931
Less Accumulated Depreciation                                 51,321,248        47,919,527
                                                            ------------      ------------

               UTILITY PLANT-NET                             216,824,087       207,943,404
                                                            ------------      ------------

NONUTILITY ASSETS-NET                                          3,759,656         3,424,492
                                                            ------------      ------------

CURRENT ASSETS:
      Cash and Cash Equivalents                                2,974,948         2,937,894
      Accounts Receivable (net of allowance
          for doubtful accounts)                               6,768,240         6,028,302
      Unbilled Revenues                                        3,871,539         3,181,091
      Materials and Supplies (at average cost)                 1,327,434         1,190,337
      Prepayments and Other Current Assets                     1,150,375           815,392
                                                            ------------      ------------

               TOTAL CURRENT ASSETS                           16,092,536        14,153,016
                                                            ------------      ------------

DEFERRED CHARGES AND OTHER ASSETS:
      Unamortized Debt Expense                                 3,308,823         3,239,364
      Preliminary Survey and Investigation Charges             1,744,127         1,098,468
      Regulatory Assets
          Income Taxes                                         6,287,873         6,287,873
          Post Retirement Costs                                  804,604           869,260
      Restricted Cash                                          4,891,680         6,146,699
      Other                                                    1,291,988         1,441,656
                                                            ------------      ------------

               TOTAL DEFERRED CHARGES AND OTHER ASSETS        18,329,095        19,083,320
                                                            ------------      ------------

                              TOTAL ASSETS                  $255,005,374      $244,604,232
                                                            ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                September 30,     December 31,
                                                                    2003              2002
                                                                ------------      ------------
TOTAL CAPITALIZATION (see accompanying statements)              $181,180,178      $168,047,689
                                                                ------------      ------------

CURRENT LIABILITIES:
     Current Portion of Long-term Debt                             1,060,537           639,427
     Notes Payable                                                12,500,000        17,650,000
     Accounts Payable                                              3,232,842         2,059,877
     Taxes Accrued                                                 6,828,887         5,898,751
     Interest Accrued                                                738,945         1,614,278
     Other                                                         1,601,092         1,716,270
                                                                ------------      ------------

              TOTAL CURRENT LIABILITIES                           25,962,303        29,578,603
                                                                ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
DEFERRED CREDITS:
     Customer Advances for Construction                           11,341,532        10,881,815
     Accumulated Deferred Investment Tax Credits                   1,794,836         1,853,799
     Accumulated Deferred Federal Income Taxes                    13,532,194        13,241,901
     Employee Benefit Plans                                        4,989,536         5,279,737
     Other                                                           790,036           814,897
                                                                ------------      ------------

              TOTAL DEFERRED CREDITS                              32,448,134        32,072,149
                                                                ------------      ------------

CONTRIBUTIONS IN AID OF CONSTRUCTION                              15,414,759        14,905,791
                                                                ------------      ------------

                        TOTAL CAPITALIZATION AND LIABILITIES    $255,005,374      $244,604,232
                                                                ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
    CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION AND RETAINED EARNINGS
                                   (Unaudited)

                                                                                         September 30,        December 31,
                                                                                             2003                2002
                                                                                         -------------       -------------
CAPITALIZATION:
     Common Stock, No Par Value
        Shares Authorized, 20,000,000
        Shares Outstanding - 2003 - 10,523,511 *                                         $  56,294,195       $  53,314,169
             2002 - 10,356,489 *
     Retained Earnings                                                                      23,367,224          23,187,076
                                                                                         -------------       -------------
                TOTAL COMMON STOCK AND RETAINED EARNINGS                                    79,661,419          76,501,245
                                                                                         -------------       -------------
     Cumulative Preference Stock, No Par Value
        Shares Authorized, 100,000; Shares Outstanding, None
     Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
       Convertible:
        Shares Outstanding, $7.00 Series - 14,881                                            1,562,505           1,562,505
        Shares Outstanding, $8.00 Series - 12,000                                            1,398,857           1,398,857
       Nonredeemable:
        Shares Outstanding, $7.00 Series - 1,017                                               101,700             101,700
        Shares Outstanding, $4.75 Series - 10,000                                            1,000,000           1,000,000
                                                                                         -------------       -------------
                TOTAL CUMULATIVE PREFERRED STOCK                                             4,063,062           4,063,062
                                                                                         -------------       -------------
     Long-term Debt:
        8.05% Amortizing Secured Note, due December 20, 2021                                 3,153,815           3,203,401
        6.25% Amortizing Secured Note, due May 22, 2028                                     10,360,000                  --
        4.22% State Revolving Trust Note, due December 31, 2022                                192,281              67,350
        3.60% State Revolving Trust Note, due May 1, 2025                                      530,637                  --
        0.00% NJEIT Fund Loan, due September 1, 2021                                           690,833             730,017
        4.00% NJEIT Trust Loan, due September 1, 2021                                          820,000             850,000
        First Mortgage Bonds:
            5.20%, Series S, due October 1, 2022                                            12,000,000          12,000,000
            5.25%, Series T, due October 1, 2023                                             6,500,000           6,500,000
            6.40%, Series U, due February 1, 2009                                           15,000,000          15,000,000
            5.25%, Series V, due February 1, 2029                                           10,000,000          10,000,000
            5.35%, Series W, due February 1, 2038                                           23,000,000          23,000,000
            0.00%, Series X, due September 1, 2018                                             807,956             862,088
            4.25%, Series Y, due September 1, 2018                                             965,000           1,010,000
            0.00%, Series Z, due September 1, 2019                                           1,792,435           1,907,568
            5.25%, Series AA, due September 1, 2019                                          2,175,000           2,265,000
            0.00%, Series BB, due September 1, 2021                                          2,168,277           2,287,385
            4.00%, Series CC, due September 1, 2021                                          2,360,000           2,440,000
            5.10%, Series DD, due January 1, 2032                                            6,000,000           6,000,000
                                                                                         -------------       -------------
               SUBTOTAL LONG-TERM DEBT                                                      98,516,234          88,122,809
                                                                                         -------------       -------------
                 Less: Current Portion of Long-term Debt                                    (1,060,537)           (639,427)
                                                                                         -------------       -------------
                          TOTAL LONG-TERM DEBT                                              97,455,697          87,483,382
                                                                                         -------------       -------------
                               TOTAL CAPTIALIZATION                                      $ 181,180,178       $ 168,047,689
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

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Restated
                                                                                             Note 7
                                                              ---------------------------------------------------------------------
                                                                Nine Months Ended Sept. 30,           Twelve Months Ended Sept. 30,
                                                                  2003               2002               2003               2002
                                                                  ----               ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  5,421,304       $  5,737,876       $  7,448,782       $  7,515,615
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
            Depreciation and Amortization                        4,288,489          3,969,132          5,282,624          5,231,161
            Provision for Deferred Income Taxes                    231,330             38,765            340,589            112,598
            Allowance for Funds Used During Construction          (253,254)          (186,439)          (336,482)          (249,014)
        Changes in Current Assets and Liabilities:
            Accounts Receivable                                   (739,938)          (197,149)            94,629            102,232
            Accounts Payable                                     1,172,965           (302,023)         1,138,530            188,881
            Accrued Taxes                                          930,136            574,585            (76,575)           (99,894)
            Accrued Interest                                      (875,333)        (1,120,674)            45,723            (50,862)
            Unbilled Revenues                                     (690,448)          (624,776)          (445,748)          (484,392)
            Employee Benefit Plans                                (290,201)          (116,387)          (156,752)           (30,458)
            Other-Net                                             (575,877)          (574,807)          (816,808)           173,882
                                                              ------------       ------------       ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        8,619,173          7,198,103         12,518,512         12,409,749
                                                              ------------       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility Plant Expenditures*                            (13,121,493)       (12,820,622)       (16,789,966)       (16,713,628)
        Resticted Cash                                           1,254,887          1,165,625          2,933,258         (5,441,316)
        Proceeds from Real Estate Dispositions                     344,972                 --            344,972                 --
        Note Receivable                                                 --                 --                 --                 --
        Preliminary Survey and Investigation Charges              (645,659)            62,669           (863,174)             4,187
        Other-Net                                                 (169,003)            12,737           (152,798)           431,414
                                                              ------------       ------------       ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                          (12,336,296)       (11,579,591)       (14,527,708)       (21,719,343)
                                                              ------------       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Long-term Debt                              (762,143)        (6,428,035)          (777,944)        (6,442,480)
        Proceeds from Issuance of Long-term Debt                11,155,568          6,066,065         11,156,853         12,456,960
        Short-term Bank Borrowings                              (5,150,000)         4,025,000         (4,750,000)         5,550,000
        Deferred Debt Issuance Expenses                           (196,935)          (501,558)          (206,195)          (508,259)
        Resticted Cash                                                 132            219,588                132            218,966
        Proceeds from Issuance of Common Stock-Net               2,980,026          2,840,631          3,350,256          3,155,895
        Payment of Common Dividends                             (5,050,066)        (4,842,862)        (6,717,698)        (6,442,287)
        Payment of Preferred Dividends                            (191,090)          (191,089)          (254,786)          (254,785)
        Construction Advances and Contributions-Net                968,685            436,441          1,406,449            742,581
                                                              ------------       ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,754,177          1,624,181          3,207,067          8,476,591
                                                              ------------       ------------       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             37,054         (2,757,307)         1,197,871           (833,003)
                                                              ------------       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,937,894          4,534,384          1,777,077          2,610,080
                                                              ------------       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,974,948       $  1,777,077       $  2,974,948       $  1,777,077
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

The consolidated notes within the Form 10-K are applicable to these financial statements and, in the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three, nine and twelve month periods ended September 30, 2003 and 2002. Information included in the Balance Sheet at December 31, 2002, has been derived from the Company's audited, restated financial statements for the year ended December 31, 2002. Certain reclassifications of prior period data have been made to conform with current presentation.

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

                                                    (In Thousands Except for per Share Amounts)
                               Three Months Ended                  Nine Months Ended                  Twelve Months Ended
                                  September 30,                      September  30,                      September 30,

                         2003              2002              2003              2002              2003              2002
Basic:                  Income   Shares   Income   Shares   Income   Shares   Income   Shares   Income   Shares   Income   Shares
---------------------------------------------------------   ---------------------------------   ---------------------------------
Net Income              $2,393   10,506   $2,572   10,315   $5,421   10,448   $5,738   10,258   $7,449   10,473   $7,516   10,233
Preferred Dividend         (64)              (64)             (191)             (191)             (255)             (255)
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Earnings Applicable
   to Common Stock      $2,329   10,506   $2,508   10,315   $5,230   10,448   $5,547   10,258   $7,194   10,473   $7,261   10,233

Basic EPS               $ 0.22            $ 0.24            $ 0.50            $ 0.54            $ 0.69            $ 0.71

---------------------------------------------------------   ---------------------------------   ---------------------------------
Diluted:
---------------------------------------------------------   ---------------------------------   ---------------------------------
Earnings Applicable
  To Common Stock       $2,329   10,506   $2,508   10,315   $5,230   10,448   $5,547   10,258   $7,194   10,473   $7,261   10,233
$7.00 Series Dividend       26      179       26      179       78      179       78      179      104      179      104      179
$8.00 Series Dividend       24      164       24      164       72      164       72      164       96      164       96      164
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Adjusted Earnings
  Applicable to
  Common Stock          $2,379   10,849   $2,558   10,658   $5,380   10,791   $5,697   10,601   $7,394   10,816   $7,461   10,576

Diluted EPS             $ 0.22            $ 0.24            $ 0.50            $ 0.54            $ 0.68            $ 0.71

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

                                                                          (Thousands of Dollars)
                                             Three Months Ended              Nine Months Ended               Twelve Months Ended
                                                September 30,                   September 30,                   September 30,
Operations by Segments:                     2003            2002            2003            2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Regulated                              $  15,360       $  14,968       $  42,427       $  41,156       $  55,669       $  54,593
   Non - Regulated                            2,256           2,026           6,204           5,611           8,169           7,858
Inter-segment Elimination                       (30)            (11)            (66)            (29)            (78)            (38)
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Revenues                     $  17,586       $  16,983       $  48,565       $  46,738       $  63,760       $  62,413
                                          ---------       ---------       ---------       ---------       ---------       ---------

Operating Income:
   Regulated                              $   3,329       $   3,661       $   8,629       $   9,088       $  11,573       $  12,041
   Non - Regulated                              171              92             355             228             562             357
Inter-segment Elimination                        --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Operating Income             $   3,500       $   3,753       $   8,984       $   9,316       $  12,135       $  12,398
                                          ---------       ---------       ---------       ---------       ---------       ---------

Depreciation:
   Regulated                              $   1,326       $   1,063       $   3,922       $   3,653       $   5,194       $   4,916
   Non - Regulated                               16              10              39              28              49              43
Inter-segment Elimination                        --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Depreciation                 $   1,342       $   1,073       $   3,961       $   3,681       $   5,243       $   4,959
                                          ---------       ---------       ---------       ---------       ---------       ---------

Other Income:
   Regulated                              $   1,010       $     858       $   2,415       $   1,962       $   3,229       $   2,339
   Non - Regulated                               --             (13)            (33)             23             (34)             26
Inter-segment Elimination                      (874)           (733)         (2,114)         (1,688)         (2,782)         (2,088)
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Other Income                 $     136       $     112       $     268       $     297       $     413       $     277
                                          ---------       ---------       ---------       ---------       ---------       ---------

Interest Expense:
   Regulated                              $   1,406       $   1,575       $   4,628       $   4,681       $   6,229       $   6,190
   Non - Regulated                               37              13              80              40              94              54
Inter-segment Elimination                      (199)           (295)           (877)           (846)         (1,224)         (1,085)
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Interest Expense             $   1,244       $   1,293       $   3,831       $   3,875       $   5,099       $   5,159
                                          ---------       ---------       ---------       ---------       ---------       ---------

Net Income:
   Regulated                              $   2,935       $   2,945       $   6,416       $   6,369       $   8,571       $   8,190
   Non - Regulated                              133              66             242             211             435             329
Inter-segment Elimination                      (675)           (439)         (1,237)           (842)         (1,557)         (1,003)
                                          ---------       ---------       ---------       ---------       ---------       ---------
Consolidated Net Income                   $   2,393       $   2,572       $   5,421       $   5,738       $   7,449       $   7,516
                                          ---------       ---------       ---------       ---------       ---------       ---------

Capital Expenditures:
   Regulated                              $   4,784       $   3,645       $  12,559       $  12,620       $  15,999       $  16,500
   Non - Regulated                                6             132             562             201             791             214
Inter-segment Elimination                        --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
Total Capital Expenditures                $   4,790       $   3,777       $  13,121       $  12,821       $  16,790       $  16,714
                                          ---------       ---------       ---------       ---------       ---------       ---------

                                           As of            As of
                                        September 30,    December 31,
                                            2003            2002
                                          ---------       ---------
Assets:
   Regulated                                286,301         280,655
   Non - Regulated                            4,341           4,093
Inter-segment Elimination                   (35,637)        (40,144)
                                          ---------       ---------
Consolidated Assets                         255,005         244,604
                                          ---------       ---------

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

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. The Company's maximum exposure in this litigation is estimated to be $5.2 million. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. We are unable to determine the outcome of this contingency. However, the ultimate outcome could have a material, adverse effect on the Company's Financial Statements.

Note 7 - Restatement of Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the nine and twelve month periods ended September 30, 2003 and 2002 have been restated to correct the classification of certain amounts. The reclassifications were made to present the amount of Restricted Cash as a non current asset rather than a current asset in the condensed consolidated balance sheets at September 30, 2003 and December 31, 2002, and to present changes in Restricted Cash related to capital expenditures as an investing activity rather than a financing activity in the condensed consolidated statement of cash flows for the nine and twelve month periods ended September 30, 2003 and 2002. Previously, such amounts and changes in amounts therein were presented as Temporary Cash Investments - Restricted. Those amounts and changes in those amounts are currently described as Restricted Cash. The restatement had no effect on reported total assets, net income, earnings applicable to common stock, cash flows from operations or liquidity.

A summary of the effects of the restatement is as follows:

                                                     September 30,       September 30,       December 31,       December 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                     2003               2003                2002               2002
-----------------------------------------------------------------------------------------------------------------------------
                                                           As                                     As
                                                       Previously             As              Previously             As
Current Assets:                                         Reported           Restated            Reported           Restated
-----------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted               $ 4,891,680        $        --         $ 6,146,699         $        --

-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                  $20,984,216        $16,092,536         $20,299,715         $14,153,016
-----------------------------------------------------------------------------------------------------------------------------

Deferred Charges and Other Assets:
-----------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                       $        --        $ 4,891,680         $        --         $ 6,146,699

-----------------------------------------------------------------------------------------------------------------------------
Total Deferred Charges and Other Assets               $13,437,415        $18,329,095         $12,936,621         $19,083,320
-----------------------------------------------------------------------------------------------------------------------------

                                                         Nine                Nine                Nine               Nine
                                                     Months Ended        Months Ended        Months Ended       Months Ended
CONDENSED CONSOLIDATED STATEMENTS                    September 30,       September 30,       September 30,      September 30,
OF CASH FLOWS                                            2003                2003                2002               2002
-----------------------------------------------------------------------------------------------------------------------------
                                                           As                                     As
                                                       Previously             As              Previously             As
Cash Flows From Investing Activities:                   Reported           Restated            Reported           Restated
-----------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                      $         --         $  1,254,887       $         --      $  1,165,625

-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:               $(13,591,183)        $(12,336,296)      $(12,745,216)     $(11,579,591)
-----------------------------------------------------------------------------------------------------------------------------

                                                         Nine               Nine               Nine                Nine
                                                     Months Ended        Months Ended      Months Ended        Months Ended
                                                     September 30,       September 30,     September 30,       September 30,
                                                         2003                2003              2002                2002
                                                    -------------------------------------------------------------------------
                                                           As                                    As
                                                       Previously             As             Previously              As
Cash Flows From Financing Activities:                   Reported           Restated           Reported            Restated
-----------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted              $  1,255,019        $         --        $ 1,385,213         $       --
Restricted Cash                                      $         --        $        132        $        --         $  219,588

-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities:           $  5,009,064        $  3,754,177        $ 2,789,806         $ 1,624,181
-----------------------------------------------------------------------------------------------------------------------------

                                                        Twelve              Twelve            Twelve             Twelve
                                                     Months Ended        Months Ended      Months Ended        Months Ended
                                                     September 30,       September 30,     September 30,       September 30,
                                                         2003                2003              2002                2002
                                                    -------------------------------------------------------------------------
                                                           As                                    As
                                                       Previously             As             Previously              As
Cash Flows From Investing Activities:                   Reported           Restated           Reported            Restated
-----------------------------------------------------------------------------------------------------------------------------
Restricted Cash                                     $          --         $  2,933,258      $         --        $ (5,441,316)

-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:              $ (17,460,966)        $(14,527,708)     $(16,278,027)       $(21,719,343)
-----------------------------------------------------------------------------------------------------------------------------

                                                        Twelve              Twelve            Twelve             Twelve
                                                     Months Ended        Months Ended      Months Ended        Months Ended
                                                     September 30,       September 30,     September 30,       September 30,
                                                         2003                2003              2002                2002
                                                    -------------------------------------------------------------------------
                                                          As                                    As
                                                      Previously             As             Previously              As
Cash Flows From Financing Activities:                  Reported           Restated           Reported            Restated
-----------------------------------------------------------------------------------------------------------------------------
Temporary Cash Investments - Restricted              $  2,933,390        $         --      $ (5,222,350)        $         --
Restricted Cash                                      $         --        $        132      $         --         $    218,966

-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities:           $  6,140,325        $  3,207,067      $  3,035,275         $  8,476,591
-----------------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the nine and twelve month periods ended September 30, 2003 and 2002, included in this Quarterly Report on Form 10-Q/A have been restated as discussed in Note 7 to the condensed consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2003 as originally filed on November 13, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q, EXCEPT FOR UPDATES MADE TO PART I, ITEM 4, PART II ITEM 6(a), AND EXHIBITS 31, 31.1, 32 AND 32.1.

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

Allowance for Funds Used During Construction (AFUDC) increased by $0.1 million for the year as Tidewater's capital program now includes larger projects with longer construction schedules.

Other taxes increased by less than $0.1 million due to payroll related taxes and real estate taxes in New Jersey and Delaware. Lower income taxes of $0.3 million over last year are attributable to unfavorable operating results during the last three months.

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

Other taxes increased by $0.1 million generally due to payroll related taxes and real estate taxes in both New Jersey and Delaware. Lower income taxes of $0.4 million over last year are attributable to the unfavorable operating results during the first nine months of 2003.

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

Income taxes decreased $0.6 million, or 14.4% as a result of the lower amount of taxable income.

Net income decreased by less than $0.1 million. Due to an increase in average shares outstanding basic earnings per share fell by $0.02 to $0.69 and diluted earnings per share fell by $0.06 to $14.4%.

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

Liquidity

To pay for its remaining capital program in 2003, Middlesex will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust (NJEIT) loans and Delaware State Revolving Fund (SRF) loans, which provides low cost financing for projects that meet certain water quality and system improvement benchmarks. The Company will also utilize short-term borrowings through $30.0 million of available lines of credit with three commercial banks. At September 30, 2003, there was $12.5 million outstanding against the lines of credit.

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

Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective after June 30, 2003. The adoption of SFAS 149 did not have any effect on the Company's financial statements. We are unable determine the outcome of this contingency. However, the ultimate outcome could have a material, adverse effect on the Company's Financial Statements.

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

Item 4. Controls and Procedures

Subsequent to the evaluation referenced in Middlesex Water Company's Quarterly report on Form 10-Q filed November 13, 2003, the Company has re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The re-evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective during the period covered by this quarterly report. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its re-evaluation except for the following change in internal controls over financial reporting.

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

      Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. The full amount at issue is not fully known at this stage of the litigation. The Company's maximum exposure in this litigation is estimated to be $5.2 million. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. We are unable to determine the outcome of this contingency. However, the ultimate outcome could have a material, adverse effect on the Company's Financial Statements.

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