Form 10-K/A
period 2003-12-31
MIDDLESEX WATER CO
filed 2004-04-14
CIK 66004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                      EXPLANATORY NOTE AND AMENDMENT INDEX


            This Annual Report on Form 10K/A ("Form 10-K/A") is filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003. This Form 10K/A is filed with the Securities and Exchange Commission for the purpose of amending Part I, Item 3, "Legal Proceedings" and Note 4 to the Consolidated Financial Statements, "Litigation" to provide that the outcome of a particular litigation could have a material adverse effect on the Company's financial statements. In addition, this Form 10-K/A amends Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Price Range of Common Stock," by adding a description of the Middlesex Water Company Restricted Stock Plan. In addition, the Form 10-K/A includes a revised Part IV Signatures and an updated Exhibit Index in which seven agreements formerly titled "Employment Agreements" are retitled "Change in Control Agreement" and a Consulting Agreement with J. Richard Tompkins is added as Exhibit 10.13(h). The Exhibit Index has also been revised to specifically identify exhibits which are management contracts or compensatory plans or arrangements. Note 4 to the Consolidated Financial Statements has also been updated to disclose the Change in Control Agreements.

            These changes can be found at:

Amendment Index                                                              Page
---------------                                                              ----

Part I, Item 3      Legal Proceedings                                         11

Part II, Item 5     Market for the Registrant's Common Equity,                12
                    Related Stockholder Matters and Price Range of
                    Common Stock- Restricted Stock Plan

Note 4              Litigation to the Consolidated Financial Statements       34

Part IV             Signatures                                                46

Exhibit Index       Identifying management contracts or compensatory         47-51
                    Plans or arrangements

Exhibit 10.13(h)    Consulting Agreement with J. Richard Tompkins      Exhibit 10.13(h)

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

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. However, the outcome could have a material adverse effect on the Company's financial statements.

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

Restricted Stock Plan

The Company maintains a shareholder approved Restricted Stock Plan, under which 69,400 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability. The maximum number of shares authorized for grant under this plan is 240,000 shares.

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

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. However, the outcome could have a material adverse effect on the Company's financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

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

MIDDLESEX WATER COMPANY

By:      /s/ Dennis G. Sullivan/
         -----------------------
         Dennis G. Sullivan
         President, Chief Executive Officer and Director

By:      /s/ A. Bruce O'Connor/
         ----------------------
A.       Bruce O'Connor
         Vice-President, Controller and Chief Financial Officer

Date:    April 14, 2004


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 14, 2004.

By:      /s/ J. Richard Tompkins/
         ------------------------
         J. Richard Tompkins
         Chairman of the Board and Director

By:      /s/ Dennis G. Sullivan/
         -----------------------
         Dennis G. Sullivan
         President, Chief Executive Officer and Director

By:      /s/ Annette Catino/
         -------------------
         Annette Catino
         Director

By:      /s/ John C. Cutting/
         --------------------
         John C. Cutting
         Director

By:      /s/ John R. Middleton/
         ----------------------
         John R. Middleton
         Director

By:      /s/ John P. Mulkerin/
         ---------------------
         John P. Mulkerin
         Director

By:      /s/ Stephen H. Mundy/
         ---------------------
         Stephen H. Mundy
         Director

By:      /s/ Walter G. Reinhard/
         -----------------------
         Walter G. Reinhard
         Director

By:      /s/ Jeffries Shein/
         -------------------
         Jeffries Shein
         Director

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits. Exhibits designed with a dagger (t) are management contracts or compensatory plans.

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

10.1        Copy of Purchased Water Agreement between the Company and
            Elizabethtown Water Company, filed as Exhibit 10.1 of 1996 Form
            10-K.

t10.2       Copy of Mortgage, dated April 1, 1927, between the Company and Union
            County Trust Company, as Trustee, as supplemented by Supplemental
            Indentures, dated as of

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

                                  EXHIBIT INDEX

                                                                                        Previous Filing's
Exhibit                                                                               Registration Exhibit
  No.                              Document Description                                 No.           No.
-------                            --------------------                              ---------     ---------
t10.13(a)   Change In Control Termination Agreement between Middlesex Water
            Company and Dennis G. Sullivan, filed as Exhibit 10.15(f) of 1999
            Third Quarter Form 10-Q.

t10.13(b)   Change In Control Termination Agreement between Middlesex Water
            Company and A. Bruce O'Connor, filed as Exhibit 10.15(c) of 1999
            Third Quarter Form 10-Q.

t10.13(c)   Change In Control Termination Agreement between Middlesex Water
            Company and Ronald F. Williams, filed as Exhibit 10.15(g) of 1999
            Third Quarter Form 10-Q.

t*10.13(d)  Change In Control Termination Agreement between Middlesex Water
            Company and Richard M. Risoldi.

t*10.13(e)  Change In Control Termination Agreement between Middlesex Water
            Company and Kenneth J.Quinn.

t*10.13(f)  Change In Control Termination Agreement between Middlesex Water
            Company and James P. Garrett.

t*10.13(g)  Change In Control Terminationt Agreement between Tidewater
            Utilities, Inc. and Gerard L. Esposito.

t*10.13(h)  Consulting Agreement between Middlesex Water Company and J. Richard
            Tompkins

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