Form 10-K/A
period 2003-12-31
MIDDLESEX WATER CO
filed 2004-04-30
CIK 66004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A-2

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

                                EXPLANATORY NOTE


            This Annual Report on Form 10K/A-2 ("Form 10-K/A-2") is filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003. This Form 10K/A is filed with the Securities and Exchange Commission for the purpose of including an amended Part IV "Signature" section. This change can be found at page 46 of this form 10-K/A-2.

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

MIDDLESEX WATER COMPANY

By:      /s/ Dennis G. Sullivan/
         -----------------------
         Dennis G. Sullivan
         President and Chief Executive Officer


Date:    April 30, 2004


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 30, 2004.

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