Form 10-Q
period 2004-03-31
MIDDLESEX WATER CO
filed 2004-05-10
CIK 66004

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For Quarter Ended: March 31, 2004                                No. 0-422

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

                                YES |X|. NO |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 7, 2004
          -----                                 --------------------------
Common Stock, No Par Value                              10,594,587

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----
Item 1.  Financial Statements:
         Condensed Consolidated Statements of Income                             1
         Condensed Consolidated Balance Sheets                                   2
         Condensed Consolidated Statements of Cash Flows                         3
         Condensed Consolidated Statements of Capital Stock and Long-Term Debt   4
         Condensed Consolidated Statements of Comprehensive Income               5
         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    10

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                14

Item 4.  Controls and Procedures                                                14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      15

Item 2.  Changes in Securities                                                  15

Item 3.  Defaults upon Senior Securities                                        15

Item 4.  Submission of Matters to a Vote of Security Holders                    15

Item 5.  Other Information                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                       15

SIGNATURE                                                                       16

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended March 31,              Twelve  Months Ended March 31,
                                                           2004                 2003                 2004                 2003
                                                       ---------------------------------         ---------------------------------
Operating Revenues                                     $ 15,875,733         $ 14,981,373         $ 65,005,574         $ 62,684,756
                                                       ---------------------------------         ---------------------------------

Operating Expenses:
   Operations                                             8,904,091            7,811,629           33,758,561           30,516,982
   Maintenance                                              862,508              975,854            3,415,767            3,165,499
   Depreciation                                           1,436,230            1,280,180            5,518,777            4,947,730
   Other Taxes                                            1,945,194            1,908,128            7,852,984            7,797,617
   Income Taxes                                             507,359              629,733            3,114,844            3,926,129
                                                       ---------------------------------         ---------------------------------

       Total Operating Expenses                          13,655,382           12,605,524           53,660,933           50,353,957
                                                       ---------------------------------         ---------------------------------

               Operating Income                           2,220,351            2,375,849           11,344,641           12,330,799

Other Income (Expense):
   Allowance for Funds Used During Construction              49,561               92,606              272,874              291,991
   Other Income                                              19,806               19,944              131,361              225,661
   Other Expense                                             (3,236)             (19,170)             (73,997)             (80,590)
                                                       ---------------------------------         ---------------------------------

       Total Other Income                                    66,131               93,380              330,238              437,062

Interest Charges                                          1,252,842            1,244,348            5,235,524            5,054,333
                                                       ---------------------------------         ---------------------------------

Net Income                                                1,033,640            1,224,881            6,439,355            7,713,528

Preferred Stock Dividend Requirements                        63,697               63,697              254,786              254,786
                                                       ---------------------------------         ---------------------------------

Earnings Applicable to Common Stock                    $    969,943         $  1,161,184         $  6,184,569         $  7,458,742
                                                       ---------------------------------         ---------------------------------

Earnings per share of Common Stock:
   Basic                                               $       0.09         $       0.11         $       0.59         $       0.72
   Diluted                                             $       0.09         $       0.11         $       0.59         $       0.72

Average Number of
   Common Shares Outstanding :
   Basic                                                 10,579,095           10,378,502           10,524,905           10,327,655
   Diluted                                               10,922,235           10,721,642           10,868,045           10,670,795

Cash Dividends Paid per Common Share                   $      0.165         $      0.161         $      0.653         $      0.638

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March 31,         December 31,
ASSETS                                                                                   2004                2003
---------------------------------------------------------------------------------------------------------------------
UTILITY PLANT:            Water Production                                          $  78,086,493       $  77,265,782
                          Transmission and Distribution                               175,354,007         174,455,437
                          General                                                      19,772,623          19,776,293
                          Construction Work in Progress                                 3,792,558           2,798,070
                          -------------------------------------------------------------------------------------------
                          TOTAL                                                       277,005,681         274,295,582
                          Less Accumulated Depreciation                                48,598,619          47,510,797
                          -------------------------------------------------------------------------------------------
                          UTILITY PLANT - NET                                         228,407,062         226,784,785
                          -------------------------------------------------------------------------------------------
                          NONUTILITY ASSETS - NET                                       4,259,946           4,147,685

---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:           Cash and Cash Equivalents                                     3,296,224           3,005,610
                          Accounts Receivable                                           5,883,980           5,682,608
                          Unbilled Revenues                                             3,253,151           3,234,788
                          Materials and Supplies (at average cost)                      1,647,585           1,419,142
                          Prepayments                                                     848,095           1,009,304
                          -------------------------------------------------------------------------------------------
                          TOTAL CURRENT ASSETS                                         14,929,035          14,351,452

---------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES          Unamortized Debt Expense                                      3,249,171           3,272,783
AND OTHER ASSETS:         Preliminary Survey and Investigation Charges                  1,474,941           1,380,771
                          Regulatory Assets                                             8,344,778           8,216,117
                          Operations Contracts Fees Receivable                            699,806             699,806
                          Restricted Cash                                               3,526,042           3,825,420
                          Other                                                           517,243             513,116
                          -------------------------------------------------------------------------------------------
                          TOTAL DEFERRED CHARGES AND OTHER ASSETS                      17,811,981          17,908,013
                          -------------------------------------------------------------------------------------------
                           TOTAL ASSETS                                             $ 265,408,024       $ 263,191,935
                          -------------------------------------------------------------------------------------------

                                                                                      March 31,          December 31,
CAPITALIZATION AND LIABILITIES                                                           2004                2003
CAPITALIZATION:           Common Stock, No Par Value                                $  57,431,181       $  56,924,028
                          Retained Earnings                                            21,689,030          22,668,348
                          Accumulated Other Comprehensive Income, net of tax               50,808              50,808
                          -------------------------------------------------------------------------------------------
                          TOTAL COMMON EQUITY                                          79,171,019          79,643,184
                          -------------------------------------------------------------------------------------------
                          Preferred Stock                                               4,063,062           4,063,062
                          Long-term Debt                                               98,251,018          97,376,847
                          -------------------------------------------------------------------------------------------
                          TOTAL CAPITALIZATION                                        181,485,099         181,083,093

---------------------------------------------------------------------------------------------------------------------
CURRENT                   Current Portion of Long-term Debt                             1,065,629           1,067,258
LIABILITIES:              Notes Payable                                                13,475,000          12,500,000
                          Accounts Payable                                              4,170,501           4,777,400
                          Taxes Accrued                                                 8,155,934           6,258,739
                          Interest Accrued                                                719,630           1,810,639
                          Unearned Revenues and Advanced Service Fees                     862,858             602,854
                          Other                                                           760,566             678,596
                          -------------------------------------------------------------------------------------------
                          TOTAL CURRENT LIABILITIES                                    29,210,118          27,695,486

---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)

---------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:         Customer Advances for Construction                           11,414,908          11,711,846
                          Accumulated Deferred Investment Tax Credits                   1,755,528           1,775,183
                          Accumulated Deferred Income Taxes                            14,271,235          14,125,970
                          Employee Benefit Plans                                        5,298,433           5,086,988
                          Regulatory Liability - Cost of Utility Plant Removal          4,958,761           4,830,308
                          Other                                                           927,330             909,498
                          -------------------------------------------------------------------------------------------
                          TOTAL DEFERRED CREDITS                                       38,626,195          38,439,793

---------------------------------------------------------------------------------------------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                   16,086,612          15,973,563
---------------------------------------------------------------------------------------------------------------------
                          TOTAL CAPITALIZATION AND LIABILITIES                      $ 265,408,024       $ 263,191,935
                          -------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended March 31,       Twelve Months Ended March 31,
                                                                  2004              2003            2004               2003
                                                              -----------------------------      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $ 1,033,640      $ 1,224,881      $ 6,439,355      $  7,713,528
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                          1,499,191        1,391,893        5,741,161         5,436,266
          Provision for Deferred Income Taxes                      (58,444)          39,393          209,082           236,341
          Allowance for Funds Used During Construction             (49,561)         (92,606)        (272,874)         (291,991)
      Changes in Assets and Liabilities:
          Accounts Receivable                                     (201,372)         469,029         (324,707)         (133,630)
          Unbilled Revenues                                        (18,363)          40,543         (112,603)         (163,881)
          Materials & Supplies                                    (228,443)         (70,697)        (386,551)         (147,478)
          Prepayments                                              161,209          201,322         (234,025)           81,890
          Other Assets                                              30,126           44,136          261,792          (117,289)
          Operations Contracts Receivable                               --               --         (699,806)               --
          Accounts Payable                                        (606,899)         393,845        1,259,687           179,981
          Accrued Taxes                                          1,897,195        1,965,957          265,053          (510,253)
          Accrued Interest                                      (1,091,009)        (423,475)        (471,173)          340,606
          Employee Benefit Plans                                   211,445          233,827         (215,131)           99,015
          Unearned Revenue & Advanced Service Fees                 260,004          (98,441)         544,710           (38,021)
          Other Liabilities                                         99,805         (114,830)         (21,796)       (1,520,489)

------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,938,524        5,204,777       11,982,174        11,164,595
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                               (2,935,590)      (3,797,087)     (18,712,708)      (16,482,195)
      Cash Surrender Value & Other Investments                     (57,864)              --         (524,154)           (4,438)
      Restricted Cash                                              299,378          750,349        1,870,187         2,415,247
      Investment in Associated Companies                                --            3,716           (3,716)          (16,902)
      Proceeds from Real Estate Dispositions                            --               --          532,922                --
      Preliminary Survey & Investigation Charges                   (94,170)        (299,203)         (77,270)         (486,948)
      Other Assets                                                      --         (225,540)         178,276           709,688

------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (2,788,246)      (3,567,765)     (16,736,463)      (13,865,548)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                (212,204)        (108,901)        (987,730)         (490,436)
      Proceeds from Issuance of Long-term Debt                   1,084,746          124,931       12,165,538           192,281
      Net Short-term Bank Borrowings/(Repayments)                  975,000          825,000       (5,000,000)        6,850,000
      Deferred Debt Issuance Expenses                              (17,512)         (35,442)        (176,554)           54,041
      Common Stock Issuance Expense                               (204,286)              --         (307,570)           (3,688)
      Restricted Cash                                                   --              144              (23)          219,732
      Proceeds from Issuance of Common Stock                       507,153          970,100        3,146,912         3,414,955
      Payment of Common Dividends                               (1,744,975)      (1,670,677)      (6,865,552)       (6,578,771)
      Payment of Preferred Dividends                               (63,697)         (63,697)        (254,786)         (254,786)
      Construction Advances and Contributions-Net                 (183,889)         307,604        1,406,310         1,131,499
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          140,336          349,062        3,126,545         4,534,827
------------------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                           290,614        1,986,074       (1,627,744)        1,833,874
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,005,610        2,937,894        4,923,968         3,090,094
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 3,296,224      $ 4,923,968      $ 3,296,224      $  4,923,968
------------------------------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Cash Paid for Interest                                   $ 2,453,181      $ 1,670,774      $ 5,844,285      $  4,486,546
      Interest Capitalized                                     $   (49,561)     $   (92,606)     $  (272,874)     $   (291,991)
      Income Taxes                                             $   112,000      $        --      $ 2,584,000      $  4,177,000
------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                               AND LONG-TERM DEBT
                                   (Unaudited)

                                                                                 March 31,            December 31,
                                                                                   2004                   2003
------------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized - 20,000,000
     Shares Outstanding - 2004 - 10,588,947                                    $ 57,431,181           $ 56,924,028
                          2003 - 10,566,937

Retained Earnings                                                                21,689,030             22,668,348
Accumulated Other Comprehensive Income, net of tax                                   50,808                 50,808
------------------------------------------------------------------------------------------------------------------
         TOTAL COMMON EQUITY                                                     79,171,019             79,643,184
------------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                                    1,562,505              1,562,505
     Shares Outstanding, $8.00 Series - 12,000                                    1,398,857              1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -  1,017                                      101,700                101,700
     Shares Outstanding, $4.75 Series - 10,000                                    1,000,000              1,000,000
------------------------------------------------------------------------------------------------------------------
         TOTAL PREFERRED STOCK                                                    4,063,062              4,063,062
------------------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                          3,118,856              3,136,531
   6.25%, Amortizing Secured Note, due May 22, 2028                              10,150,000             10,255,000
   4.22%, State Revolving Trust Note, due December 31, 2022                         364,607                192,281
   3.60%, State Revolving Trust Note, due May 1, 2025                             1,493,212                580,792
   4.00%, State Revolving Trust Bond, due September 1, 2021                         820,000                820,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                          679,778                690,833
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                       12,000,000             12,000,000
      5.25%, Series T, due October 1, 2023                                        6,500,000              6,500,000
      6.40%, Series U, due February 1, 2009                                      15,000,000             15,000,000
      5.25%, Series V, due February 1, 2029                                      10,000,000             10,000,000
      5.35%, Series W, due February 1, 2038                                      23,000,000             23,000,000
      0.00%, Series X, due September 1, 2018                                        794,923                807,956
      4.25%, Series Y, due September 1, 2018                                        965,000                965,000
      0.00%, Series Z, due September 1, 2019                                      1,726,994              1,792,435
      5.25%, Series AA, due September 1, 2019                                     2,175,000              2,175,000
      0.00%, Series BB, due September 1, 2021                                     2,168,277              2,168,277
      4.00%, Series CC, due September 1, 2021                                     2,360,000              2,360,000
      5.10%, Series DD, due January 1, 2032                                       6,000,000              6,000,000
------------------------------------------------------------------------------------------------------------------
         SUBTOTAL LONG-TERM DEBT                                                 99,316,647             98,444,105
------------------------------------------------------------------------------------------------------------------
                             Less: Current Portion of Long-term Debt             (1,065,629)            (1,067,258)
------------------------------------------------------------------------------------------------------------------
                                TOTAL LONG-TERM DEBT                           $ 98,251,018           $ 97,376,847
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    Three Months Ended                 Twelve Months Ended
                                                                         March 31,                           March 31,
                                                                   2004              2003              2004              2003
                                                                ----------        ----------        ----------        ----------
Net Income                                                      $1,033,640        $1,224,881        $6,439,355        $7,713,528

Other Comprehensive Income:
Change in Value of Equity Investments, Net of Income Tax                --                --            50,808                --
                                                                ----------        ----------        ----------        ----------
     Other Comprehensive Income                                         --                --            50,808                --

                                                                ----------        ----------        ----------        ----------
Comprehensive Income                                            $1,033,640        $1,224,881        $6,490,163        $7,713,528
                                                                ==========        ==========        ==========        ==========

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

The consolidated notes within the 2003 Form 10-K/A-2 are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and its cash flows for the three and twelve month periods ended March 31, 2004 and 2003. Information included in the Balance Sheet at December 31, 2003, has been derived from the Company's audited financial statements for the year ended December 31, 2003. Certain reclassifications of prior period data have been made to conform with current presentation.

Recent Accounting Pronouncements - In March 2004, the Financial Accounting Standards Board (FASB) issued, as a proposal, FASB Staff Position (FSP) 106-b "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." When issued in final, this guidance will supersede FSP 106-1 issued in 2003 and will clarify the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004.

Middlesex's retirees health benefit plan currently includes a prescription drug benefit that is provided to retired employees. It is anticipated that implementation of the new requirements will have a positive impact on the Company's results of operations and cash flows, although the magnitude of the impact cannot be determined with any degree of certainty at this time.

Rate Matters - Tidewater filed for a 24% base rate increase with the Delaware Public Service Commission (PSC) on April 26, 2004. In the rate application, Tidewater has projected that its net investment in rate base since April 30, 2002 through September 30, 2004 will grow by $24.0 million to $47.9 million. These expenditures are necessary to keep pace with double digit growth in customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. Tidewater has requested that the new rates be implemented in phases, with the initial 13% interim rate increase effective in late June 2004. The remainder would be split and phased-in over two subsequent six-month periods. We cannot predict whether the PSC will approve, deny or reduce the amount of our requests.

Stock Based Compensation - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the

Company's restricted stock plan been determined based on the methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

Note 2 - Capitalization

Common Stock - We filed with the United States Securities and Exchange Commission a registration statement on Form S-3 covering the offering of 700,000 shares of our common stock. The common stock offering was priced at $19.80 and sold on May 6, 2004. We will use the net proceeds to repay most of our outstanding short-term borrowings once the sale is closed, which is expected to be on May 12, 2004. During the three months ended March 31, 2004, there were 22,010 common shares ($0.5 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt - On March 24, 2004, Tidewater received approval from the PSC to borrow $0.8 million to fund a portion of its multi-year capital program. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $0.8 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for three specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.30% on the outstanding principal amount. All unpaid principal and fees must be paid on or before March 1, 2026.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                                    Three Months Ended                                    Twelve Months Ended
                                         March 31                                               March 31
                             2004                        2003                       2004                         2003
Basic:                      Income        Shares        Income        Shares       Income         Shares        Income       Shares
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                 $ 1,034        10,579       $ 1,225        10,379       $ 6,440        10,525       $ 7,714       10,328
Preferred Dividend             (64)                        (64)                       (255)                       (255)
                           -------       -------       -------       -------       -------       -------       -------       ------
Earnings Applicable
  to Common Stock          $   970        10,579       $ 1,161        10,379       $ 6,185        10,525       $ 7,459       10,328

Basic EPS                  $  0.09                     $  0.11                     $  0.59                     $  0.72

Diluted:
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable
  to Common Stock          $   970        10,579       $ 1,161        10,379       $ 6,185        10,525       $ 7,459       10,328
$7.00 Series Dividend           26           179            26           179           104           179           104          179
$8.00 Series Dividend           24           164            24           164            96           164            96          164
                           -------       -------       -------       -------       -------       -------       -------       ------
Adjusted Earnings
  Applicable to
  Common Stock             $ 1,020        10,922       $ 1,211        10,722       $ 6,385        10,868       $ 7,659       10,671

Diluted EPS                $  0.09                     $  0.11                     $  0.59                     $  0.72

Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility service within these States. The other segment is primarily for the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Also included in this segment are miscellaneous services for service line maintenance programs and meter replacement projects. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated notes to the financial statements included in the Form 10-K/A-2. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

                                                 (Thousands of Dollars)
                                     Three Months Ended           Twelve Months Ended
                                          March 31,                     March 31,
Operations by Segments:              2004           2003           2004           2003
----------------------------------------------------------------------------------------
Revenues:
   Regulated                       $ 13,391       $ 12,949       $ 56,149       $ 54,820
   Non - Regulated                    2,515          2,044          8,971          7,909
Inter-segment Elimination               (30)           (12)          (114)           (44)
                                   -----------------------------------------------------
Consolidated Revenues              $ 15,876       $ 14,981       $ 65,006       $ 62,685
                                   -----------------------------------------------------

Operating Income:
   Regulated                       $  2,073       $  2,273       $ 10,815       $ 11,849
   Non - Regulated                      147            103            530            482
                                   -----------------------------------------------------
Consolidated Operating Income      $  2,220       $  2,376       $ 11,345       $ 12,331
                                   -----------------------------------------------------

Depreciation:
   Regulated                       $  1,417       $  1,270       $  5,455       $  4,908
   Non - Regulated                       19             10             64             40
                                   -----------------------------------------------------
Consolidated Depreciation          $  1,436       $  1,280       $  5,519       $  4,948
                                   -----------------------------------------------------

Other Income:
   Regulated                       $    525       $    610       $  2,841       $  2,964
   Non - Regulated                       --             --            (32)           (12)
Inter-segment Elimination              (459)          (517)        (2,479)        (2,515)
                                   -----------------------------------------------------
Consolidated Other Income          $     66       $     93       $    330       $    437
                                   -----------------------------------------------------

Interest Expense:
   Regulated                       $  1,412       $  1,550       $  6,071       $  6,252
   Non - Regulated                       37             15            138             56
Inter-segment Elimination              (196)          (321)          (973)        (1,254)
                                   -----------------------------------------------------
Consolidated Interest Expense      $  1,253       $  1,244       $  5,236       $  5,054
                                   -----------------------------------------------------

Net Income:
   Regulated                       $    925       $  1,137       $  6,079       $  7,298
   Non - Regulated                      109             88            360            416
                                   -----------------------------------------------------
Consolidated Net Income            $  1,034       $  1,225       $  6,439       $  7,714
                                   -----------------------------------------------------

Capital Expenditures:
   Regulated                       $  2,862       $  3,471       $ 18,393       $ 15,771
   Non - Regulated                       74            326            320            711
                                   -----------------------------------------------------
Total Capital Expenditures         $  2,936       $  3,797       $ 18,713       $ 16,482
                                   -----------------------------------------------------

                                 As of           As of
                               March 31,      December 31,
                                 2004             2003
                                 ----             ----
Assets:
   Regulated                   $ 261,402       $ 259,689
   Non - Regulated                 5,792           5,223
Inter-segment Elimination         (1,786)         (1,720)
                               -------------------------
Consolidated Assets            $ 265,408       $ 263,192
                               -------------------------

Note 5 - Commitments and Contingent Liabilities

A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003 by agreement to submit plaintiff's claim for approximately $1.1 million damages to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses. We have not recorded any liability for the claim.

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter, which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. However, the outcome could have a material adverse effect on the Company's financial statements.

Note 6 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives. Based on the 2004 pension plan valuation, the Company expects to make a cash contribution of $0.5 million during the current year, which is a decrease from the $1.0 million estimate disclosed at December 31, 2003. The contribution is expected to be made during the second quarter of 2004.

Postretirement Benefits Other Than Pensions - The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Based on the 2004 postretirement benefit plan valuation, the Company expects to make a cash contribution of $1.2 million during the current year, which is an increase from the $1.0 million estimate disclosed at December 31, 2003. The contribution is expected to be made during the second quarter of 2004.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                              (Thousands of Dollars)
                                                     Pension Benefits         Other Benefits
                                                           Three Months Ended March 31,
                                                     2004        2003        2004        2003
                                                     -----------------------------------------
Service Cost                                         $ 186       $ 171       $ 106       $  66
Interest Cost                                          346         339         145         121
Expected Return on Assets                             (372)       (318)        (53)        (44)
Amortization of Unrecognized Losses                     --          --          73          36
Amortization of Unrecognized Prior Service Cost         23          23          --          --
Amortization of Transition Obligation                   --          --          34          34
                                                     -----------------------------------------
Net Periodic Benefit Cost                            $ 183       $ 215       $ 305       $ 213
                                                     -----------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 58,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

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

We currently have three base rates increase petitions before the New Jersey Board of Public Utilities (BPU) totaling $8.3 million for Middlesex ($8.0 million), Pinelands Water ($0.1 million) and Pinelands Wastewater ($0.2 million). Those requests were filed in the fourth quarter of 2003. We have completed the discovery portion of the Middlesex case and are in settlement discussions with the various interveners. We are still in the discovery phase of the Pinelands cases with evidentiary hearings scheduled for early June 2004. We cannot predict whether the BPU will approve, deny or reduce the amount of our requests; however, despite the outcome, we will continue to seek rate increases in the future where increased operating costs and capital investment necessitate such action.

Tidewater filed for a 24% base rate increase with the PSC on April 26, 2004. In the rate application, Tidewater has projected that its net investment in rate base since April 30, 2002 through September 30, 2004 will grow by $24.0 million to $47.9 million. These expenditures are necessary to keep pace with double digit growth in customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. Tidewater has requested that the new rates be implemented in phases, with the initial 13% interim rate increase effective in late June 2004. The remainder would be split and phased-in over two subsequent six-month periods. We cannot predict whether the PSC will approve, deny or reduce the amount of our requests.

Results of Operations - Three Months Ended March 31, 2004

Operating revenues for the three months ended March 31, 2004 rose $0.9 million or 6.0% over the same period in 2003. Customer growth of 10.8% in Delaware provided additional connection fees, fixed service fees and consumption revenues of $0.2 million. Also in Delaware, our revenues rose by $0.2 million from the full effect of the April 2003 base rate increase. Though we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed.

Our new meter services venture provided $0.5 million in additional revenues. We continue to submit proposals to obtain these meter replacement projects, but there can be no assurance we will be the successful bidder.

Operating expenses increased by $1.1 million or 8.3%. Less severe winter weather in 2004 resulted in lower main break repair costs by $0.1 million. As a result of the continuing customer growth in our Delaware systems, the cost of water treatment, additional employees and related employee benefits rose by $0.2 million. In New Jersey, employee payroll and benefits costs and corporate governance related fees pushed up operating expenses by $0.3 million. Source of supply, which is primarily purchased water, and pumping costs, which is primarily purchased power, increased by $0.2 million. Purchased water increased as a result of a change in the unit cost structure and base purchases under the raw water contract with the New Jersey Water Supply Authority. We expect that the cost of finished water purchased from a nonaffiliated water utility to increase by 3.34% effective during the second quarter of 2004. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining regulated portion of electric service. The costs of our meter replacement projects and wastewater operations and maintenance contracts amounted to $0.5 million of the overall expense increase. Costs relating to our City of Perth Amboy contract decreased $0.1 million. All other operating costs increased $0.1 million.

Depreciation expense for 2004 increased by $0.2 million, or 12.2%. Much of the increase is due to operations in Delaware where we invested over $11.9 million in utility plant since March 31, 2003.

Lower income taxes of $0.1 million over last year are attributable to the reduced operating results for 2004 as compared to 2003.

Net income decreased to $1.0 million from $1.2 million and basic and diluted earnings per share decreased by $0.02 to $0.09 due to lower earnings and an increase in the number of common shares outstanding.

Results of Operations - Twelve Months Ended March 31, 2004

Operating revenues rose $2.3 million or 3.7% over the same period in 2003. Customer growth of 10.8% in Delaware provided additional connection fees and fixed service fees and of $1.4 million. Also in Delaware, the April 1, 2003 base rate increase and the Distribution System Improvement Surcharge (DSIC) accounted for $0.6 million of the revenue increase. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred in between base rate filings. Delaware regulated water utilities are allowed to apply for a DSIC every six months with the maximum increase limited to 5.0% in any six month period and a 7.5% overall limitation. Our current DSIC rate is 4.89% of base rates.

Cool, wet weather caused consumption to decline in New Jersey ($0.5 million) and Delaware ($0.3 million). Our new meter services venture and wastewater operations and maintenance contracts provided $0.9 million in additional revenues. All other operations accounted for $0.2 million of higher revenues.

Though we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Although not as significant in the first quarter of our fiscal year, weather conditions may adversely impact future consumption even with anticipated growth in the number of customers.

Operating expenses increased by $3.3 million or 6.6%. As a result of the continuing customer growth in our Delaware systems, the cost of additional employees and related employee benefits rose by $0.8 million. In New Jersey, employee payroll and benefits costs, insurance and corporate governance related fees pushed up costs by $0.9 million. Water treatment, source of supply and pumping costs increased by $0.6 million. Purchased water increased as a result of a change in the unit cost structure and base purchases under the raw water contract with the New Jersey Water Supply Authority. We expect that the cost of finished water purchased from a nonaffiliated water utility to increase by 3.34% effective during the second quarter of 2004. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining regulated portion of electric service. The costs of our meter replacement projects and wastewater operations and maintenance contracts amounted to $0.9 million of the overall expense increase. Costs relating to our City of Perth Amboy contract increased $0.2 million.

Depreciation expense increased by $0.6 million, or 11.5%, due to a higher level of utility plant in service. Since March 31, 2002, our net investment in utility plant has increased by $35.6 million.

Other income decreased by $0.1 million as interest rates fell on short-term cash balance investments.

Interest expense increased by $0.2 million due to higher level of overall debt outstanding as compared to the same period in 2003.

Lower income taxes of $0.8 million over last year are attributable to the reduced operating results as compared to the same period in 2003.

Net income decreased to $6.4 million from $7.7 million and basic and diluted earnings per share decreased by $0.13 to $0.59 due to lower earnings and an increase in the number of common shares outstanding.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2004, the $2.9 million of net cash flow from operations allowed us to fund 100% of our utility plant expenditures for the period. Due to the seasonality of our primary business of providing regulated water service, cash flow from operations in the first quarter of our fiscal year is not necessarily an indication of our ability to generate cash to fund our capital program or pay dividends to our shareholders.

The Company's capital program for 2004 is estimated to be $28.7 million and includes $14.1 million for water system additions and improvements for our Delaware systems, $6.0 million for a portion of the second raw water line to Middlesex's primary water treatment plant, and $3.8 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System.

There remains a total of approximately 138 miles of unlined mains in the 730 mile Middlesex System. Additional expenditures on the upgrade to the CJO Plant are estimated at $2.3 million. The capital program also includes $7.3 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $0.8 million for mains, $0.9 million for service lines, $0.3 million for meters, $0.3 million for hydrants, $1.2 million for distribution system improvements, $0.1 million for computer systems and $3.7 million for various other items.

To pay for our capital program in 2004, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $3.5 million) and Delaware State Revolving Fund loans (currently, $3.1 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $25.0 million of available lines of credit with three commercial banks. As of March 31, 2004, there was $13.5 million outstanding against the lines of credit. We filed with the United States Securities and Exchange Commission a registration statement on Form S-3 covering the offering of 700,000 shares of our common stock. The common stock offering was priced at $19.80 and sold on May 6, 2004. We will use the net proceeds to repay most of our outstanding short-term borrowings once the sale is closed, which is expected to be on May 12, 2004.

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

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described in our overview section, we have filed for rate relief for Middlesex, Tidewater and the Pinelands Companies. There is no certainty, however, that the BPU or PSC will approve any or all of the requested increases. The timing of any decision rendered will have an impact on revenues and earnings and also the need of when to file for additional rate increases.

Recent Accounting Pronouncements - In March 2004, the Financial Accounting Standards Board (FASB) issued, as a proposal, FASB Staff Position (FSP) 106-b "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." When issued in final, this guidance will supersede FSP 106-1 issued in 2003 and will clarify the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004.

Middlesex's retirees health benefit plan currently includes a prescription drug benefit that is provided to retired employees. It is anticipated that implementation of the new requirements will have a positive impact on the Company's results of operations and cash flows, although the magnitude of the impact can not be determined with any degree of certainty at this time.

Forward-Looking Information

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended March 31, 2004.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003 by agreement to submit plaintiff's claim for approximately $1.1 million damages to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses. We have not recorded any liability for the claim.

      Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter, which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. However, the outcome could have a material adverse effect on the Company's financial statements.

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

        (a) Exhibits:   Exhibit 31:    Section 302 Certification by Dennis G.
                                       Sullivan Pursuant to Rules 13a-14 and
                                       15d-14 of the Securities Exchange Act of
                                       1934

                        Exhibit 31.1: Section 302 Certification by A. Bruce O'Connor Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

                        Exhibit 32: Section 906 Certification by Dennis G. Sullivan Pursuant to 18 U.S.C.ss.1350

                        Exhibit 32.1: Section 906 Certification by A. Bruce O'Connor Pursuant to 18 U.S.C.ss.1350

Reports on Form 8-K:    February 4, 2004   Earnings Release
                        February 10, 2004  Postponement of Common Stock Offering
                        March 16, 2004     Announcement of SEC Filing
                        April 15, 2004     Announcement of Amended SEC Filings
                        April 28, 2004     Earnings Release

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MIDDLESEX WATER COMPANY


                                            By: /s/ A. Bruce O'Connor
                                                -------------------------------
                                                A. Bruce O'Connor
                                                Vice President and Controller
                                                and Chief Financial Officer

Date: May 10, 2004