Form 10-Q
period 2004-06-30
MIDDLESEX WATER CO
filed 2004-08-09
CIK 66004

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     0-422

                            MIDDLESEX WATER COMPANY
            (Exact name of registrant as specified in its charter)


       NEW JERSEY                                 22-1114430
(State of incorporation)                (IRS employer identification no.)


                      1500 Ronson Road, Iselin NJ  08830
         (Address of principal executive offices, including zip code)

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

                         Yes [X]     No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
                         Yes [X]     No [_]

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2004: Common Stock, No Par Value: 11,310,894 shares outstanding.

===============================================================================

                                               INDEX

   PART I. FINANCIAL INFORMATION                                        PAGE
                                                                        ----
   Item 1. Financial Statements:
           Condensed Consolidated Statements of Income                    1
           Condensed Consolidated Balance Sheets                          2
           Condensed Consolidated Statement of Cash Flows                 3
           Condensed Consolidated Statements of Capital Stock
             and Long-term Debt                                           4
           Condensed Consolidated Statements Comprehensive Income         5
           Notes to Consolidated Financial Statements                     6


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            13

   Item 3. Quantitative and Qualitative Disclosures of Market Risk        19

   Item 4. Controls and Procedures                                        20

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                              20

   Item 2. Changes in Securities                                          20

   Item 3. Defaults upon Senior Securities                                20

   Item 4. Submission of Matters to a Vote of Security Holders            20

   Item 5. Other Information                                              21

   Item 6. Exhibits and Reports on Form 8-K                               21

SIGNATURE                                                                 23

                             MIDDLESEX WATER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three  Months Ended June 30,   Six Months Ended June 30,  Twelve Months Ended June 30,
                                                2004               2003        2004             2003       2004              2003
                                             -----------------------------  --------------------------- ----------------------------

Operating Revenues                             $  17,769,913  $ 15,997,966  $  33,645,646  $ 30,979,339  $ 66,777,521  $ 63,157,387
                                               ------------   ------------  -------------  ------------  ------------  ------------

Operating Expenses:
   Operations                                    9,357,580       7,793,242     18,261,671    15,604,871    35,322,899    30,785,511
   Maintenance                                     808,459         805,824      1,670,967     1,781,678     3,418,402     3,311,488
   Depreciation                                  1,449,469       1,338,617      2,885,699     2,618,797     5,629,629     4,973,517
   Other Taxes                                   2,026,107       1,961,134      3,971,301     3,869,262     7,917,957     7,818,102
   Income Taxes                                  1,018,643         991,545      1,526,002     1,621,278     3,141,942     3,881,661
                                               -----------    ------------  -------------  ------------  ------------  ------------

       Total Operating Expenses                 14,660,258      12,890,362     28,315,640    25,495,886    55,430,829    50,770,279
                                               -----------    ------------  -------------  ------------  ------------  ------------


         Operating Income                        3,109,655       3,107,604      5,330,006     5,483,453    11,346,692    12,387,108


Other Income:
   Allowance for Funds Used During Construction     80,721          65,199        130,282       157,805       288,396       275,499
   Other Income                                    117,759          22,247        137,565        42,191       226,873       235,968
   Other Expense                                   (26,440)        (48,554)       (29,676)      (67,724)      (51,883)     (122,019)
                                               -----------    ------------  -------------  ------------  ------------  ------------

       Total Other Income, net                     172,040          38,892        238,171      132,272        463,386       389,448



Interest Charges                                 1,391,364       1,342,690      2,644,206    2,587,038      5,284,198     5,148,581
                                               -----------    ------------  -------------  -----------   ------------  ------------

Net Income                                       1,890,331       1,803,806      2,923,971    3,028,687      6,525,880     7,627,975

Preferred Stock Dividend Requirements               63,696          63,696        127,393      127,393        254,786       254,786
                                               -----------    ------------  -------------  -----------   ------------  ------------



Earnings Applicable to Common Stock            $ 1,826,635    $  1,740,110  $   2,796,578  $ 2,901,294   $  6,271,094  $  7,373,189
                                               -----------    ------------  -------------  -----------   ------------  ------------


Earnings per share of Common Stock:


   Basic                                       $      0.17    $       0.17  $       0.26   $       0.28  $       0.59  $       0.71
   Diluted                                     $      0.16    $       0.17  $       0.26   $       0.28  $       0.59  $       0.71

Average Number of
   Common Shares Outstanding :
   Basic                                        11,068,164      10,459,263     10,823,630     10,419,105   10,676,299    10,374,727
   Diluted                                      11,411,304      10,802,403     11,166,770     10,762,245   11,019,439    10,717,867

Cash Dividends Paid per Common Share           $    0.1650    $     0.1613  $      0.3300  $      0.3225 $     0.6565  $     0.6413



                                    MIDDLESEX WATER COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)


ASSETS
                                                                             June 30,          December 31,
                                                                               2004               2003
                                                                           -------------      -------------
UTILITY PLANT:          Water Production                                   $  78,289,118      $  77,265,782
                        Transmission and Distribution                        176,741,184        174,455,437
                        General                                               19,888,034         19,776,293
                        Construction Work in Progress                          7,947,220          2,798,070
                                                                           -------------      -------------
                        TOTAL                                                282,865,556        274,295,582
                        Less Accumulated Depreciation                         49,621,934         47,510,797
                                                                           -------------      -------------
                        UTILITY PLANT -NET                                   233,243,622        226,784,785
                                                                           -------------      -------------
                        NONUTILITY ASSETS - NET                                4,279,649          4,147,685

CURRENT ASSETS:         Cash and Cash Equivalents                              3,037,476          3,005,610
                        Accounts Receivable                                    6,467,897          5,682,608
                        Unbilled Revenues                                      4,107,992          3,234,788
                        Materials and Supplies (at average cost)               1,635,052          1,419,142
                        Prepayments                                            1,210,277          1,009,304
                                                                           -------------      -------------
                        TOTAL CURRENT ASSETS                                  16,458,694         14,351,452

DEFERRED CHARGES        Unamortized Debt Expense                               3,207,660          3,272,783
AND OTHER ASSETS:       Preliminary Survey and Investigation Charges           1,061,837          1,380,771
                        Regulatory Assets                                      8,568,256          8,216,117
                        Operations Contracts Fees Receivable                     699,806            699,806
                        Restricted Cash                                        3,001,730          3,825,420
                        Other                                                    484,422            513,116
                                                                           -------------      -------------
                        TOTAL DEFERRED CHARGES AND OTHER ASSETS               17,023,711         17,908,013
                                                                           -------------      -------------
                        TOTAL ASSETS                                       $ 271,005,676      $ 263,191,935
                                                                           -------------      -------------

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:         Common Stock, No Par Value                         $  71,163,717      $  56,924,028
                        Retained Earnings                                     21,553,123         22,668,348
                        Accumulated Other Comprehensive Income,
                         net of tax                                               47,607             50,808
                                                                           -------------      -------------
                        TOTAL COMMON EQUITY                                   92,764,447         79,643,184
                                                                           -------------      -------------
                        Preferred Stock                                        4,063,062          4,063,062
                        Long-term Debt                                        98,284,081         97,376,847
                                                                           -------------      -------------
                        TOTAL CAPITALIZATION                                 195,111,590        181,083,093

CURRENT                 Current Portion of Long-term Debt                      1,067,325          1,067,258
LIABILITIES:            Notes Payable                                          4,500,000         12,500,000
                        Accounts Payable                                       5,447,149          4,777,400
                        Taxes Accrued                                          6,816,858          6,258,739
                        Interest Accrued                                       1,632,611          1,810,639
                        Unearned Revenues and Advanced Service Fees              834,117            602,854
                        Other                                                    728,289            678,596
                                                                           -------------      -------------
                        TOTAL CURRENT LIABILITIES                             21,026,349         27,695,486

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 6)

DEFERRED CREDITS:       Customer Advances for Construction                    11,356,023         11,711,846
                        Accumulated Deferred Investment Tax Credits            1,735,874          1,775,183
                        Accumulated Deferred Income Taxes                     14,388,501         14,125,970
                        Employee Benefit Plans                                 5,062,765          5,086,988
                        Regulatory Liability - Cost of Utility Plant
                         Removal                                               5,088,993          4,830,308
                        Other                                                    860,168            909,498
                                                                           -------------      -------------
                        TOTAL DEFERRED CREDITS                                38,492,324         38,439,793

CONTRIBUTIONS IN AID OF CONSTRUCTION                                          16,375,413         15,973,563
                                                                           -------------      -------------
                        TOTAL CAPITALIZATION AND LIABILITIES               $ 271,005,676      $ 263,191,935
                                                                           -------------      -------------

See Notes to Condensed Consolidated Financial Statements.

                              MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                             Six Months Ended June 30,         Twelve Months Ended June 30,
                                                                2004            2003              2004           2003
                                                         ---------------  --------------    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                  $ 2,923,971     $  3,028,687     $  6,525,880   $  7,627,975
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:

       Depreciation and Amortization                          3,020,567        2,766,817        5,887,613      5,359,782
       Provision for Deferred Income Taxes                       39,170           76,187          269,902        222,919
       Allowance for Funds Used During Construction            (130,282)        (157,805)        (288,396)      (275,499)
  Changes in Assets and Liabilities:
       Accounts Receivable                                     (785,289)        (265,775)        (173,820)       (18,060)
       Unbilled Revenues                                       (873,204)        (688,955)        (237,946)      (204,993)
       Materials & Supplies                                    (215,910)        (222,584)        (222,131)      (234,286)
       Prepayments                                             (200,973)        (557,302)         162,417        (85,865)
       Other Assets                                            (222,368)         139,282          (85,848)        45,348
       Operations Contracts Receivable                            --               --            (699,806)        (4,191)
       Accounts Payable                                         669,749        1,596,050        1,334,130       (417,816)
       Accrued Taxes                                            559,769        1,136,144         (242,560)       261,016
       Accrued Interest                                        (178,028)          55,005          (36,672)      (123,490)
       Employee Benefit Plans                                   (24,223)         409,651         (626,623)       703,357
       Unearned Revenue & Advanced Service Fees                 231,263         (124,908)         542,436        (86,385)
       Other Liabilities                                            289          (94,803)        (141,339)      (894,124)
                                                            -----------     ------------     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,814,501        7,095,691       11,967,237     11,875,688
                                                            -----------     ------------     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Utility Plant Expenditures*                           (9,035,216)      (8,336,615)     (20,272,806)   (15,781,620)
       Cash Surrender Value & Other Investments                 (57,864)           --            (524,154)        (4,438)
       Restricted Cash                                          823,690          902,689        2,242,159      2,403,241
       Investment in Associated Companies                         --               --               --           (20,618)
       Proceeds from Real Estate Dispositions                     --             344,972          187,950        344,972
       Preliminary Survey & Investigation Charges               318,934         (435,138)         471,769       (580,028)
       Other Assets                                              25,859              982          (22,387)        19,406
                                                            -----------     ------------     ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                        (7,924,597)      (7,523,110)     (17,917,469)   (13,619,085)
                                                            -----------     ------------     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Redemption of Long-term Debt                            (177,444)        (160,428)        (901,443)      (526,855)
       Proceeds from Issuance of Long-term Debt               1,084,745       10,624,932        1,665,536     10,692,282
       Net Short-term Bank Borrowings (Repayments)           (8,000,000)      (8,675,000)      (4,475,000)    (3,650,000)
       Deferred Debt Issuance Expenses                          (11,859)        (184,807)         (21,536)       (95,417)
       Common Stock Issuance Expense                           (303,222)           --            (406,506)        (3,688)
       Restricted Cash                                           --                  132              (11)       219,720
       Proceeds from Issuance of Common Stock                14,239,689        2,078,949       15,770,599      2,901,703
       Payment of Common Dividends                           (3,608,581)      (3,356,579)      (7,043,256)    (6,647,915)
       Payment of Preferred Dividends                          (127,393)        (127,393)        (254,786)      (254,786)
       Construction Advances and Contributions-Net               46,027           72,193        1,871,637        609,921
                                                            -----------     ------------     ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,141,962          271,999        6,205,234      3,244,965
                                                            -----------     ------------     ------------   ------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                         31,866         (155,420)         255,002      1,501,568
                                                            -----------     ------------     ------------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                3,005,610        2,937,894        2,782,474      1,280,906
                                                            -----------     ------------     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 3,037,476     $  2,782,474     $  3,037,476   $  2,782,474
                                                            -----------     ------------     ------------   ------------


*Excludes Allowance for Funds Used During Construction


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
     Cash Paid for Interest                                 $ 2,895,502     $  2,480,233     $  5,477,147   $  5,011,608
     Interest Capitalized                                   $  (130,282)    $   (157,805)    $   (288,396)  $   (275,499)
     Income Taxes                                           $ 1,435,500     $    819,897     $  3,087,603   $  3,434,397
                                                            -----------     ------------     ------------   ------------



See Notes to Condensed Consolidated Financial Statements.

                            MIDDLESEX WATER COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                               AND LONG-TERM DEBT
                                  (Unaudited)



                                                                       June 30,      December 31,
                                                                         2004            2003
                                                                   --------------    ------------
Common Stock, No Par Value
   Shares Authorized - 20,000,000
   Shares Outstanding - 2004 - 11,309,496                          $   71,163,717    $ 56,924,028
                        2003 - 10,566,937

Retained Earnings                                                      21,553,123      22,668,348
Accumulated Other Comprehensive Income, net of tax                         47,607          50,808
                                                                   --------------    ------------
    TOTAL COMMON EQUITY                                                92,764,447      79,643,184
                                                                   --------------    ------------

Cumulative Preference Stock, No Par Value:
   Shares Authorized - 100,000
   Shares Outstanding - None

Cumulative Preferred Stock, No Par Value
   Shares Authorized - 140,497
Convertible:
   Shares Outstanding, $7.00 Series - 14,881                            1,562,505       1,562,505
   Shares Outstanding, $8.00 Series - 12,000                            1,398,857       1,398,857
Nonredeemable:
   Shares Outstanding, $7.00 Series -   1,017                             101,700         101,700
   Shares Outstanding, $4.75 Series - 10,000                            1,000,000       1,000,000
                                                                    -------------    ------------
   TOTAL PREFERRED STOCK                                                4,063,062       4,063,062
                                                                    -------------    ------------


Long-term Debt
  8.05%, Amortizing Secured Note, due December 20, 2021                 3,100,780       3,136,531
  6.25%, Amortizing Secured Note, due May 22, 2028                     10,045,000      10,255,000
  4.22%, State Revolving Trust Note, due December 31, 2022                374,775         192,281
  3.60%, State Revolving Trust Note, due May 1, 2025                    1,640,879         580,792
  4.00%, State Revolving Trust Bond, due September 1, 2021                820,000         820,000
  0.00%, State Revolving Fund Bond, due September 1, 2021                 679,778         690,833
  First Mortgage Bonds:
    5.20%, Series S, due October 1, 2022                               12,000,000      12,000,000
    5.25%, Series T, due October 1, 2023                                6,500,000       6,500,000
    6.40%, Series U, due February 1, 2009                              15,000,000      15,000,000
    5.25%, Series V, due February 1, 2029                              10,000,000      10,000,000
    5.35%, Series W, due February 1, 2038                              23,000,000      23,000,000
    0.00%, Series X, due September 1, 2018                                794,923         807,956
    4.25%, Series Y, due September 1, 2018                                965,000         965,000
    0.00%, Series Z, due September 1, 2019                              1,761,705       1,792,435
    5.25%, Series AA, due September 1, 2019                             2,175,000       2,175,000
    0.00%, Series BB, due September 1, 2021                             2,133,566       2,168,277
    4.00%, Series CC, due September 1, 2021                             2,360,000       2,360,000
    5.10%, Series DD, due January 1, 2032                               6,000,000       6,000,000
                                                                     ------------    ------------
SUBTOTAL LONG-TERM DEBT                                                99,351,406      98,444,105
                                                                     ------------    ------------
               Less: Current Portion of Long-term Debt                 (1,067,325)     (1,067,258)
                                                                     ------------    ------------
                     TOTAL LONG-TERM DEBT                            $ 98,284,081    $ 97,376,847
                                                                     ------------    ------------


See Notes to Condensed Consolidated Financial Statements.

                            MIDDLESEX WATER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)



                                              Three Months Ended           Six Months Ended            Twelve Months Ended
                                                   June 30,                    June 30,                       June 30,
                                           2004          2003           2004             2003            2004         2003
                                        -----------    -----------    -----------       ---------    -----------   -----------
Net Income                              $ 1,890,331    $ 1,803,806    $ 2,923,971     $ 3,028,687    $ 6,525,880   $ 7,627,975

Other Comprehensive Income:
Change in Value of Equity Investments,
 Net of Income Tax                           (3,201)        --             (3,201)          --            47,607       --
                                        -----------    -----------    -----------       ---------    -----------   -----------
  Other Comprehensive Income                 (3,201)        --             (3,201)          --            47,607       --
                                        -----------    -----------    -----------       ---------    -----------   -----------
Comprehensive Income                    $ 1,887,130    $ 1,803,806    $ 2,920,770     $ 3,028,687    $ 6,573,487   $ 7,627,975
                                        ===========    ===========    ===========     ===========    ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                            MIDDLESEX WATER COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated notes within the 2003 Form 10-K/A-2 are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three, six, and twelve month periods ended June 30, 2004 and 2003, and cash flows for the six and twelve month periods ended June 30, 2004 and 2003. Information included in the Balance Sheet as of December 31, 2003, has been derived from the Company's audited financial statements for the year ended December 31, 2003. Certain reclassifications of prior period data have been made to conform with current presentation.

Recent Accounting Pronouncements - In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

Middlesex's retirees health benefit plan currently includes a prescription drug benefit that is provided to retired employees. It is anticipated that implementation of the new requirements will have a positive impact on the Company's results of operations and cash flows, although the magnitude of the impact cannot be determined with any degree of certainty at this time.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 further defines the meaning of an "other-than-temporary impairment" and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-
1. When an impairment is other-than-temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

Rate Matters - Effective May 27, 2004, Middlesex Water Company received approval from the New Jersey Board of Public Utilities (BPU) for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of the Company's November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water Company and Pinelands Wastewater Company received approval from the BPU for a combined overall rate increase of approximately $131,000. This increase represents a portion of the Company's December 2003 request for a total rate increase of approximately $250,000 to help offset the increasing costs associated with capital improvements, and the operation and maintenance of their systems.

Tidewater filed for a 24% base rate increase with the Delaware Public Service Commission (PSC) on April 26, 2004. In the rate application, Tidewater has projected that its net investment in rate base since April 30, 2002 through September 30, 2004 will grow by $24.0 million to $47.9 million. These expenditures are necessary to keep pace with double digit growth in customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. Tidewater has requested that the new rates be implemented in phases, and was granted an initial 15% interim rate increase effective on June 25, 2004. We cannot predict whether the PSC will approve, deny or reduce the amount of our requests. If the ultimate outcome of the PSC decision is less than the 15% interim rate increase implemented on June 25, 2004, Tidewater will be required to refund the difference, with interest, to its customers.

Stock Based Compensation - As permitted by SFAS No. 123, "Accounting for Stock- Based Compensation" (SFAS No. 123), the Company elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Company's restricted stock plan been determined based on the methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

Note 2 - Capitalization

Common Stock - We filed with the United States Securities and Exchange Commission a registration statement on Form S-3 covering the offering of 700,000 shares of our common stock. The common stock offering was priced at $19.80 and sold on May 6, 2004. The majority of the net proceeds of approximately $13.3 million were used to repay most of our outstanding short-term borrowings. During the six months ended June 30, 2004, there were 42,559 common shares (approximately $1.0 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

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

Middlesex received approval from the BPU to issue up to $18.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. That debt financing is expected to close in early November 2004.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                    (In Thousands Except for per Share Amounts)

                                                    Three Months Ended
                                                        June 30,
                                            2004                   2003
Basic:                                     Income     Shares      Income     Shares
------                                    -------     ------      ------     ------
Net Income                                $ 1,890     11,068      $ 1,804    10,459
Preferred Dividend                            (64)                    (64)
                                          -------     ------      -------    ------
Earnings Applicable to Common Stock       $ 1,826     11,068      $ 1,740    10,459

Basic EPS                                 $  0.17                 $  0.17


Diluted:
--------
Earnings Applicable to Common Stock       $ 1,826      11,068     $ 1,740   10,459
$7.00 Series Dividend                          26         179          26      179
$8.00 Series Dividend                          24         164          24      164
                                           ------      ------     -------   ------
Adjusted Earnings Applicable to
 Common Stock                             $ 1,876      11,411     $ 1,790   10,802

Diluted EPS                               $  0.16                 $  0.17


                                                   Six Months Ended
                                                      June 30,
                                            2004                  2003
Basic:                                     Income     Shares     Income     Shares
------                                    -------     ------     -------    ------
Net Income                                $ 2,924     10,824     $ 3,028    10,419
Preferred Dividend                           (127)                  (127)
                                          -------     ------      ------    ------
Earnings Applicable to Common Stock       $ 2,797     10,824     $ 2,901    10,419

Basic EPS                                 $  0.26                $  0.28

Diluted:
--------
Earnings Applicable to Common Stock       $ 2,797     10,824     $ 2,901    10,419
$7.00 Series Dividend                          52        179          52       179
$8.00 Series Dividend                          48        164          48       164
                                           ------     ------     -------    ------
Adjusted Earnings Applicable to
  Common Stock                            $ 2,897     11,167     $ 3,001    10,762

Diluted EPS                               $  0.26                $  0.28


                                       8

                                                  Twelve Months Ended
                                                        June 30,
                                            2004                  2003
Basic:                                     Income     Shares     Income     Shares
------                                    -------     ------     -------    ------
Net Income                                $ 6,526     10,676     $ 7,628    10,375
Preferred Dividend                           (255)                  (255)
                                           ------     ------     -------    ------
Earnings Applicable to Common Stock       $ 6,271     10,676     $ 7,373    10,375

Basic EPS                                 $  0.59                $  0.71

Diluted:
Earnings Applicable to Common Stock       $ 6,271     10,676     $ 7,373    10,375
$7.00 Series Dividend                         104        179         104       179
$8.00 Series Dividend                          96        164          96       164
                                           ------     ------     -------    ------
Adjusted Earnings Applicable to
  Common Stock                            $ 6,471     11,019     $ 7,573    10,718

Diluted EPS                               $  0.59                $  0.71


Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report for the period ended December 31, 2003 filed on Form 10-K/A-2. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter- segment transactions are eliminated in the Company's consolidated financial statements.

                                                                     (Dollars in Thousands)
                                            Three Months Ended           Six Months Ended        Twelve Months Ended
                                                June 30,                    June 30,                   June 30,
Operations by Segments:                   2004             2003         2004        2003         2004          2003
-----------------------                 ---------         --------    ---------    --------    --------     ---------
Revenues:
   Regulated                            $  15,099         $  14,118     $ 28,490    $ 27,067    $ 57,130     $ 55,277
   Non - Regulated                          2,701             1,904        5,216       3,948       9,768        7,939
Inter-segment Elimination                     (30)              (24)         (60)        (36)       (120)         (59)
                                        ---------         ---------     --------    --------    --------     --------
Consolidated Revenues                   $  17,770         $  15,998     $ 33,646    $ 30,979    $ 66,778     $ 63,157
                                        ---------         ---------     --------    --------    --------     --------
Operating Income:
   Regulated                            $   3,040         $   3,026     $  5,113    $  5,299    $ 10,827     $ 11,904
   Non - Regulated                             70                82          217         184         520          483
                                        ---------         ---------     --------    --------    --------     --------
Consolidated Operating Income           $   3,110         $   3,108     $  5,330    $  5,483    $ 11,347     $ 12,387
                                        ---------         ---------     --------    --------    --------     --------
Net Income:
   Regulated                            $   1,856         $   1,783     $  2,781    $  2,920    $  6,153     $  7,260
   Non - Regulated                             34                21          143         109         373          368
                                        ---------         ---------     --------    --------    --------     --------
Consolidated Net Income                 $   1,890         $   1,804     $  2,924    $  3,029    $  6,526     $  7,628
                                        ---------         ---------     --------    --------    --------     --------
Capital Expenditures:
   Regulated                            $   6,053         $   4,304     $  8,915    $  7,775    $ 20,142     $ 14,860
   Non - Regulated                             46               235          120         561         131          922
                                        ---------         ---------     --------    --------    --------     --------
Total Capital Expenditures              $   6,099         $   4,539     $  9,035    $  8,336    $ 20,273     $ 15,782
                                        ---------         ---------     --------    --------    --------     --------

                                          As of            As of
                                        June 30,        December 31,
                                          2004              2003
                                        ---------         ---------
Assets:
   Regulated                            $ 266,955         $ 259,689
   Non - Regulated                          5,825             5,223
Inter-segment Elimination                  (1,774)           (1,720)
                                        ---------         ---------
Consolidated Assets                     $ 271,006         $ 263,192
                                        ---------         ---------



Note 5 - Short-term Borrowings

The Board of Directors has authorized lines of credit for up to an aggregate of $40.0 million. As of June 30, 2004, the Company has established revolving lines of credit aggregating $33.0 million that have varying expiration dates through the remainder of 2004. At June 30, 2004, the outstanding borrowings under these credit lines were $4.5 million at a weighted average interest rate of 1.91%. As of that date, the Company had borrowing capacity of $28.5 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $8.2 million and $18.6 million at 1.58% and 1.89% for the three months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $10.7 million and $16.6 million at 1.57% and 2.02% for the six months ended June 30, 2004 and 2003, respectively.

Note 6 - Commitments and Contingent Liabilities

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

Another claim is pending involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project. The dispute relates to work required to be performed under a construction contract and related subcontracts and includes payment issues and timing/delay issues. The matter was instituted in 2001 and is pending in Superior Court, Middlesex County, New Jersey. We have estimated our maximum exposure in this litigation to be $4.3 million. We believe that we have substantial defenses to a number of the asserted claims. It is reasonably possible that we may be responsible for some portion of the amount claimed, but significantly less than the maximum. We are unable, however, to determine this amount. Any amount in this matter, which is determined to be due from us, will be recorded as an addition to utility plant in service, subject to recovery in rates charged to our customers. However, the outcome could have a material adverse effect on the Company's financial statements if rate recovery of any related costs is not allowed by the BPU.

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives. Based on the 2004 pension plan valuation, the Company made cash contributions of $0.5 million during the current year, which is a decrease from the $1.0 million estimate disclosed at December 31, 2003. The Company does not anticipate the need for additional cash contributions at this time.

Post-retirement Benefits Other Than Pensions - The Company has a post-retirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Based on the 2004 postretirement benefit plan valuation, the Company expects to make total cash contributions of $1.2 million during the current year, which is an increase from the $1.0 million estimate disclosed at December 31, 2003. The Company made contributions of $0.1 million during the second quarter of 2004.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.



                                                                       (Dollars in Thousands)
                                                           Pension Benefits            Other Benefits
                                                           ----------------            --------------
                                                                    Three Months Ended June 30,
                                                         2004          2003          2004        2003
                                                      ---------     --------       -------      -----

Service Cost                                          $    186       $    171       $   106    $   66
Interest Cost                                              346            339           145       121
Expected Return on Assets                                 (372)          (318)          (53)      (44)
Amortization of Unrecognized Losses                         --             --            73        36
Amortization of Unrecognized Prior Service Cost             23             23            --        --
Amortization of Transition Obligation                       --             --            34        34
                                                      --------       --------       -------    ------
Net Periodic Benefit Cost                             $    183       $    215       $   305    $  213
                                                      --------       --------       -------    ------

                                                           Pension Benefits            Other Benefits
                                                           ----------------            --------------
                                                                      Six Months Ended June 30,
                                                         2004          2003          2004        2003
                                                      --------      --------       -------      -----
Service Cost                                          $    373       $   342       $   213    $   131
Interest Cost                                              693           678           290        242
Expected Return on Assets                                 (746)         (636)         (107)       (87)
Amortization of Unrecognized Losses                         --            --           146         72
Amortization of Unrecognized Prior Service Cost             46            46            --         --
Amortization of Transition Obligation                       --            --            68         68
                                                      --------       -------       -------    -------
Net Periodic Benefit Cost                             $    366       $   430       $   610    $   426
                                                      --------       -------       -------    -------

                                                           Pension Benefits            Other Benefits
                                                           ----------------            --------------
                                                                    Twelve Months Ended June 30,
                                                         2004          2003          2004        2003
                                                      --------      --------       -------      -----
Service Cost                                          $    715      $    704       $   344    $   242
Interest Cost                                            1,371         1,328           532        474
Expected Return on Assets                               (1,382)       (1,277)         (194)      (150)
Amortization of Unrecognized Losses                         --            --           218        127
Amortization of Unrecognized Prior Service Cost             92            92            --         --
Amortization of Transition Obligation                       --             1           135        135
                                                      --------      --------       -------    -------
Net Periodic Benefit Cost                             $    796      $    848       $ 1,035    $   828
                                                      --------      --------       -------    -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 2003.

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The Company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

    - statements as to expected financial condition, performance, prospects and earnings of the Company;
    -  statements regarding strategic plans for growth;
    - statements regarding the amount and timing of rate increases and other regulatory matters;
    - statements regarding expectations and events concerning capital expenditures;
    - statements as to the Company's expected liquidity needs during fiscal 2004 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
    - statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
    - statements as to the Company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;
    - statements as to the safety and reliability of the Company's equipment, facilities and operations;
    -  statements as to financial projections;
    -  statements as to the ability of the Company to pay dividends;
    - statements as to the Company's plans to renew municipal franchises and consents in the territories it serves;
    - expectations as to the cost of cash contributions to fund the Company's pension plan, including statements as to anticipated rates of return on plan assets;
    -  statements as to trends; and
    -  statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

    -  the effects of general economic conditions;
    -  increases in competition in the markets served by the Company;
    - the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
    -  the availability of adequate supplies of water;
    - actions taken by government regulators, including decisions on base rate increase requests;
    -  weather variations and other natural phenomena;
    -  acts of war or terrorism; and
    -  other factors discussed elsewhere in this quarterly report.

Many of these factors are beyond the Company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak as of the date of this quarterly report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company's business and results of operations, see Risk Factors in our Prospectus filed on Form 424(b)(4) dated May 7, 2004.

Overview

The Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the "Middlesex System") provides water services to approximately 58,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 24,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our other Delaware subsidiary, White Marsh, serves an additional 1,900 customers in Kent and Sussex Counties.

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

Recent Developments

Sale of Common Stock

On May 12, 2004, the Company closed on the public offering of 700,000 shares of its common stock at a price of $19.80 per share. The net proceeds of the stock offering were used to repay most of the Company's outstanding short-term borrowings. See Liquidity and Capital Resources for additional discussion.

Rate Increases

Effective May 27, 2004, Middlesex Water Company received approval from the BPU for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of the Company's November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water Company and Pinelands Wastewater Company received approval from the BPU for a combined overall rate increase of approximately $131,000. This increase represents a portion of the Company's December 2003 request for a total rate increase of approximately $250,000 to help offset the increasing costs associated with capital improvements, and the operation and maintenance of their systems.

Tidewater filed for a 24% base rate increase with the PSC on April 26, 2004. In the rate application, Tidewater has projected that its net investment in rate base since April 30, 2002 through September 30, 2004 will grow by $24.0 million to $47.9 million. These expenditures are necessary to keep pace with double digit growth in customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. Tidewater has requested that the new rates be implemented in phases, and was granted an initial 15% interim rate increase effective on June 25, 2004. We cannot predict whether the PSC will approve, deny or reduce the amount of our requests. If the ultimate outcome of the PSC decision is less than the 15% increase implemented on June 25, 2004, Tidewater will be required to refund the difference, with interest, to its customers.

New Pipeline Project

During June 2004, the Company began construction of a $9.7 million raw water pipeline from its pump station in New Brunswick, New Jersey to its Water Treatment Plant in Edison, New Jersey. This new 60" pipeline will ensure backup water supply and will provide security and necessary redundancy for the Company's existing concrete supply line. The Company anticipates the pipeline construction project will be completed by Spring 2005, and will be financed through low interest loans obtained through the New Jersey Environmental Infrastructure Trust.

Results Of Operations - Three Months Ended June 30, 2004

Operating revenues for the three months ended June 30, 2004 increased $1.8 million or 11.1% from the same period in 2003. Water sales improved by $0.5 million in our New Jersey systems, which was primarily a result of base rate increases.

Revenues rose in our Delaware service territories by $0.5 million. Customer growth in Delaware provided additional consumption sales, facility charges and connection fees of $0.4 million, and the Distribution System Improvements Surcharge (DSIC) accounted for $0.1 million. The DSIC is a separate rate mechanism that allows for cost recovery of certain capital improvement costs incurred between base rate filings.

Our new meter services venture provided $0.7 million of additional revenues. All other operations accounted for $0.1 million of higher revenues.

While we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Weather conditions may adversely impact future consumption even with an anticipated growth in the number of customers. Our New Jersey systems are also highly dependent on the effects of weather. Our ability to generate operating revenues by our meter services venture is dependent upon our ability to obtain additional contracts, and there can be no assurance that we will be the successful bidder.

Operating expenses increased $1.8 million or 13.7%. Operation and maintenance expenses increased $1.6 million or 18.2%. In New Jersey, source of supply, which is primarily purchased water, and pumping costs, which is primarily purchased power, increased by $0.4 million. Purchased water increased as a result of a change in the unit cost and structure and base purchases under the raw water contract with the New Jersey Water Supply Authority and a non-affiliated water utility. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining portion of electric service. Payroll and benefits costs, insurance and corporate governance related fees increased $0.2 million. The continued growth of our Delaware systems resulted in increases in the cost of water treatment, insurance and additional employees and related benefit costs of $0.2 million. The costs of our meter services venture and wastewater operations and maintenance contracts increased $0.7 million. Costs relating to our City of Perth Amboy contract increased by $0.1 million.

Depreciation expense increased $0.1 million or 8.3%, primarily as a result of a higher level of utility plant in service. Since June 30, 2003, our net investment in utility plant has increased by $18.2 million.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues.

Other income increased $0.1 million, primarily due the recognition of a gain on the sale of real estate that had previously been deferred pending the outcome of the Middlesex rate case.

Net income increased by 4.8% to $1.9 million, however basic earnings per share remained at $0.17 due to the increase in shares outstanding during the current year, primarily due to the sale of 700,000 shares of common stock on May 12, 2004. Diluted earnings per share decreased from $0.17 to $0.16 as a result of the increase in shares outstanding as compared to the prior year.

Results Of Operations - Six Months Ended June 30, 2004

Operating revenues for the six months ended June 30, 2004 increased $2.7 million or 8.6% from the same period in 2003. Customer growth of 10.6% in Delaware provided additional consumption sales, facility charges and connection fees of $0.6 million, and the DSIC helped to increase revenues by $0.2 million. Favorable weather conditions during the current year period and increased rates in New Jersey resulted in additional revenues of $0.6 million. Our meter services venture contributed an additional $1.2 million. All other revenues increased $0.1 million.

Operating expenses increased $2.8 million or 11.1%. Operation and maintenance expenses increased $2.5 million or 14.6%. In New Jersey, source of supply and pumping costs increased by $0.6 million, which is a result of the factors discussed for the three-month results. Payroll and benefits costs, insurance and corporate governance related fees increased $0.5 million. As previously discussed, the continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses, insurance, and corporate governance related fees of $0.5 million.

The costs of our meter services venture and wastewater operations and maintenance contracts increased $1.2 million. Costs relating to our City of Perth Amboy contract decreased by $0.1 million. All other costs of operations decreased by $0.1 million.

Depreciation expense increased $0.3 million or 10.2%, primarily as a result of a higher level of utility plant in service.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues.

Lower income taxes of $0.1 million over the prior year are attributable to reduced operating results for 2004 as compared to 2003.

Other income increased $0.1 million as a result of a gain on the sale of real estate discussed earlier.

Net income decreased by $0.1 million and basic and diluted earnings per share decreased to $0.26 from $0.28 per share. The earnings per share decline was due to the reduction in net income and the increase in the shares outstanding, mainly due to the sale of 700,000 shares of common stock on May 12, 2004.

Results of Operations - Twelve Months Ended June 30, 2004

Operating revenues for the twelve months ended June 30, 2004 were $66.8 million, an increase of $3.6 million or 5.7%, compared to the twelve-month period ended June 30, 2003. Customer growth of 10.6% in Delaware provided additional consumption, connection fees and fixed services fees of $0.9 million. The DSIC contributed $0.3 million and the rate increase on April 1, 2003, accounted for $0.6 million. The Middlesex rate increase approved effective May 27, 2004 helped increase revenues by $0.4 million.

Cool, wet weather caused consumption revenue to decline in New Jersey ($0.3 million) and Delaware ($0.1 million). Service fees from our meter services venture and wastewater operations and maintenance contracts rose by $1.7 million. All other revenues increased by $0.1 million.

Operating expenses increased $4.7 million or 9.2%. Operations and maintenance expenses increased $4.6 million or 13.6%. In New Jersey, water treatment, source of supply and pumping costs increased by $1.1 million. Purchased water increased as a result of a change in the unit cost structure and base purchases under the raw water contract with the New Jersey Water Supply Authority and an increase in the cost of finished water by a non-affiliated water utility. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining regulated portion of electric service. Payroll and benefits costs, insurance and corporate governance related fees increased $0.9 million. Due to the continuing growth of our Delaware systems, the costs of water treatment, additional employees and related benefit expenses, insurance, bad debts, and consulting fees increased $1.0 million.

The costs of our meter services venture and wastewater operations and maintenance contracts increased $1.5 million. Costs relating to our City of Perth Amboy contract increased by $0.1 million. All other costs of operations increased by $0.1 million.

Depreciation expense increased $0.7 million or 13.2%, primarily as a result of a higher level of utility plant in service. Since June 30, 2002, our net investment in utility plant has increased by $30.8 million.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues.

Income taxes decreased $0.7 million due to reduced operating results as compared to the same period in 2003.

Net income decreased 14.5% to $6.5 million. Basic and diluted earnings per share decreased by $0.12 to $0.59 per share due to reduced earnings and the increase in the number of common shares outstanding, resulting from the stock issuance previously discussed.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the six months ended June 30, 2004, cash flows from operating activities decreased $2.3 million to $4.8 million, as compared to the prior year. This decrease was primarily attributable to larger amounts due from customers as a result increased in operating revenues, and the timing of payments to vendors. The $4.8 million of net cash flow from operations allowed us to fund approximately 50% of our utility plant expenditures for the period, with the remainder funded with both short- and long-term borrowings. Due to the seasonality of our primary business of providing regulated water service, cash flow from operations in the first and second quarters of our fiscal year is not necessarily an indication of our ability to generate cash to fund our capital program or pay dividends to our shareholders.

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

To pay for our capital program in 2004, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $2.6 million) and Delaware State Revolving Fund loans (currently, $3.0 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $33.0 million of available lines of credit with three commercial banks. As of June 30, 2004, there was $4.5 million outstanding against the lines of credit.

The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes. On November 26, 2003, we filed a registration statement on Form S-3 covering the offering of 700,000 shares of our common stock with the United States Securities and Exchange Commission. The common stock offering was priced at $19.80 and closed on May 12, 2004. We used a majority of the net proceeds to repay most of our outstanding short-term borrowings following the closing of the stock sale.

Going forward into 2005 through 2006, we currently project that we will be required to expend approximately $38.5 million for capital projects. Plans to finance those projects are underway as we have received approval to borrow up to $18.0 million under the New Jersey Environmental Infrastructure Trust program. That debt financing is expected to close in early November 2004. We anticipate that some of the capital projects in Delaware will be eligible for the Delaware State Revolving Fund program in that state and we are pursuing those opportunities. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.


In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described in our overview section, we have recently received rate relief for Middlesex and the Pinelands Companies and we have filed for rate relief for Tidewater. There is no certainty, however, that the PSC will approve any or all of the requested increase. The timing of any decision rendered will have an impact on revenues and earnings and also the need of when to file for additional rate increases.

Recent Accounting Pronouncements - In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

Middlesex's retirees health benefit plan currently includes a prescription drug benefit that is provided to retired employees. It is anticipated that implementation of the new requirements will have a positive impact on the Company's results of operations and cash flows, although the magnitude of the impact cannot be determined with any degree of certainty at this time.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 further defines the meaning of an "other-than-temporary impairment" and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-
1. When an impairment is other-than-temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended June 30, 2004.

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


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K/A-2 for the year ended December 31, 2003, and Quarterly Report on Form 10-Q filed for the period ended March 31, 2004.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the security holders during the Company's Annual Meeting of Shareholders held on May 19, 2004:

(1)  Election of Directors. Nominees for Class II, term expiring 2007:




                                     FOR          WITHHOLD
                                  ---------       --------

           Annette Catino         8,806,489        86,248
           Stephen H. Mundy       8,728,016       164,721
           Walter G. Reinhard     8,775,571       117,116


(2)  Appointment of Deloitte & Touche LLP as independent auditors for 2004:


                FOR               AGAINST                ABSTAIN
             ---------           --------                -------

             8,744,407           105,558                 42,772


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31 Section 302 Certification by Dennis G. Sullivan pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1 Section 302 Certification by A. Bruce O'Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32 Section 906 Certification by Dennis G. Sullivan pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 906 Certification by A. Bruce O'Connor pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1) On April 15, 2004, the Company filed a Current Report on Form 8-K dated April 15, 2004, under Item 5, announcing the Company had filed Form 10-K/A for 2003 and Form 10-Q/A for each of the first, second, and third quarters of 2003.

(2) On April 28, 2004, the Company filed a Current Report on Form 8-K dated April 28, 2004, under Item 5, furnishing a press release announcing the Company's earnings for the first quarter of fiscal 2004.

(3) On May 13, 2004, the Company filed a Current Report on form 8-K dated May 13, 2004, under Item 5, furnishing a press release announcing the closing on the public offering of 700,000 shares of Common Stock.

(4) On May 28, 2004, the Company filed a Current Report on Form 8-K dated May 28, 2004, under Item 5, furnishing a press release announcing the approval from the New Jersey Board of Public Utilities for a rate increase filed by Middlesex Water Company.

(5) On July 29, 2004, the Company filed a Current Report on Form 8-K dated July 29, 2004, under Item 5, furnishing a press release announcing the Company's earnings for the first quarter of fiscal 2004.

(6) On July 29, 2004, the Company filed a Current Report on Form 8-K/A dated July 29, 2004, under Item 5, furnishing a revised press release of the Company's earnings for the first quarter of fiscal 2004.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MIDDLESEX WATER COMPANY

                                By:  /s/ A. Bruce O'Connor
                                     ----------------------
                                       A. Bruce O'Connor
                                       Vice President and
                                       Chief Financial Officer