Form 10-Q
period 2004-09-30
MIDDLESEX WATER CO
filed 2004-11-09
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number          0-422

MIDDLESEX WATER COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of incorporation)	(IRS employer identification no.)

1500 Ronson Road, Iselin NJ  08830
(Address of principal executive offices, including zip code)

(732) 634-1500
(Registrant’s telephone number, including area code)

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

Yes  |X|   No  |_|

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2004: Common Stock, No Par Value: 11,344,172  shares outstanding.

M IDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003	2004	2003	2004	2003

Operating Revenues	$19,856,688	$17,585,575	$53,502,334	$48,564,914	$69,048,634	$63,759,946

Operating Expenses:
Operations	9,193,804	8,687,828	27,455,475	24,292,699	35,828,875	31,478,131
Maintenance	759,352	830,877	2,430,319	2,612,556	3,346,876	3,457,835
Depreciation	1,467,523	1,342,059	4,353,222	3,960,856	5,755,093	5,242,946
Other Taxes	2,224,028	2,081,210	6,195,329	5,950,472	8,060,775	7,854,295
Income Taxes	1,714,802	1,143,264	3,240,804	2,764,542	3,713,480	3,592,126

Total Operating Expenses	15,359,509	14,085,238	43,675,149	39,581,125	56,705,099	51,625,333

Operating Income	4,497,179	3,500,337	9,827,185	8,983,789	12,343,535	12,134,613

Other Income:
Allowance for Funds Used During Construction	179,173	95,448	309,455	253,253	372,121	336,482
Other Income	33,418	41,705	170,983	83,896	218,586	199,144
Other Expense	(85)	(984)	(29,761)	(68,708)	(50,984)	(122,367)

Total Other Income, net	212,506	136,169	450,677	268,441	539,723	413,259

Interest Charges	1,347,475	1,243,888	3,991,681	3,830,926	5,387,785	5,099,090

Net Income	3,362,210	2,392,618	6,286,181	5,421,304	7,495,473	7,448,782

Preferred Stock Dividend Requirements	63,697	63,697	191,090	191,090	254,786	254,786

Earnings Applicable to Common Stock	$3,298,513	$2,328,921	$6,095,091	$5,230,214	$7,240,687	$7,193,996

Earnings per share of Common Stock:
Basic	$0.29	$0.22	$0.55	$0.50	$0.67	$0.69
Diluted	$0.29	$0.22	$0.55	$0.50	$0.66	$0.68

Average Number of
Common Shares Outstanding :
Basic	11,316,768	10,505,517	10,989,209	10,448,226	10,880,220	10,472,573
Diluted	11,659,908	10,848,657	11,332,349	10,791,366	11,223,360	10,815,713

Cash Dividends Paid per Common Share	$0.1650	$0.1613	$0.4950	$0.4839	$0.6600	$0.6452

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED  BALANCE SHEETS
(Unaudited)

		September 30, 2004	December 31, 2003

ASSETS

UTILITY PLANT:	Water Production	$79,388,120	$77,265,782
	Transmission and Distribution	178,501,289	174,455,437
	General	20,061,010	19,776,293
	Construction Work in Progress	16,517,777	2,798,070

	TOTAL	294,468,196	274,295,582
	Less Accumulated Depreciation	50,782,036	47,510,797

	UTILITY PLANT - NET	243,686,160	226,784,785

	NONUTILITY ASSETS - NET	4,337,165	4,147,685

CURRENT ASSETS:	Cash and Cash Equivalents	2,601,686	3,005,610
	Accounts Receivable	7,180,976	5,682,608
	Unbilled Revenues	4,124,599	3,234,788
	Materials and Supplies (at average cost)	1,594,800	1,419,142
	Prepayments	1,035,892	1,009,304

	TOTAL CURRENT ASSETS	16,537,953	14,351,452

DEFERRED CHARGES AND OTHER ASSETS:	Unamortized Debt Expense	3,166,448	3,272,783
	Preliminary Survey and Investigation Charges	882,065	1,380,771
	Regulatory Assets	8,655,119	8,216,117
	Operations Contracts Fees Receivable	699,806	699,806
	Restricted Cash	1,437,163	3,825,420
	Other	545,272	513,116

	TOTAL DEFERRED CHARGES AND OTHER ASSETS	15,385,873	17,908,013

	TOTAL ASSETS	$279,947,151	$263,191,935

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$71,583,902	$56,924,028
	Retained Earnings	22,908,761	22,668,348
	Accumulated Other Comprehensive Income, net of tax	35,904	50,808

	TOTAL COMMON EQUITY	94,528,567	79,643,184

	Preferred Stock	4,063,062	4,063,062
	Long-term Debt	100,277,424	97,376,847

	TOTAL CAPITALIZATION	198,869,053	181,083,093

CURRENT LIABILITIES:	Current Portion of Long-term Debt	1,089,578	1,067,258
	Notes Payable	6,000,000	12,500,000
	Accounts Payable	7,408,853	4,777,400
	Taxes Accrued	7,863,080	6,258,739
	Interest Accrued	711,915	1,810,639
	Unearned Revenues and Advanced Service Fees	744,851	602,854
	Other	815,683	678,596

	TOTAL CURRENT LIABILITIES	24,633,960	27,695,486

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

DEFERRED CREDITS:	Customer Advances for Construction	12,275,493	11,711,846
	Accumulated Deferred Investment Tax Credits	1,716,220	1,775,183
	Accumulated Deferred Income Taxes	14,617,451	14,125,970
	Employee Benefit Plans	5,252,701	5,086,988
	Regulatory Liability - Cost of Utility Plant Removal	5,234,354	4,830,308
	Other	861,444	909,498

	TOTAL DEFERRED CREDITS	39,957,663	38,439,793

CONTRIBUTIONS IN AID OF CONSTRUCTION		16,486,475	15,973,563

	TOTAL CAPITALIZATION AND LIABILITIES	$279,947,151	$263,191,935

See Notes to Condensed Consolidated Financial Statements.

M IDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,286,181	$5,421,304	$7,495,473	$7,448,782
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,735,468	4,288,489	6,080,842	5,755,882
Provision for Deferred Income Taxes	182,178	231,330	257,767	390,279
Allowance for Funds Used During Construction	(309,455)	(253,253)	(372,121)	(336,482)
Changes in Assets and Liabilities:
Accounts Receivable	(1,498,368)	(739,938)	(412,736)	94,629
Unbilled Revenues	(889,811)	(690,448)	(253,060)	(445,748)
Materials & Supplies	(175,658)	(137,097)	(267,366)	(193,632)
Prepayments	(26,588)	(334,983)	114,483	(62,000)
Other Assets	(479,433)	(655,528)	451,897	(827,383)
Operations Contracts Receivable	—	—	(699,806)	—
Accounts Payable	2,631,453	1,172,965	3,718,919	998,840
Accrued Taxes	1,612,018	930,136	1,015,697	(76,575)
Accrued Interest	(1,098,724)	(875,333)	(27,030)	45,723
Employee Benefit Plans	165,713	(290,201)	263,165	(156,753)
Unearned Revenue & Advanced Service Fees	141,997	(137,555)	465,817	(147,636)
Other Liabilities	89,033	689,285	(836,683)	132,147

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,366,004	8,619,173	16,995,258	12,620,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures*	(20,629,121)	(13,121,493)	(27,081,833)	(16,789,966)
Cash Surrender Value & Other Investments	(123,714)	—	(590,004)	(4,438)
Restricted Cash	2,388,257	1,254,887	3,454,528	2,933,258
Investment in Associated Companies	—	—	—	(20,618)
Proceeds from Real Estate Dispositions	—	344,972	187,950	344,972
Preliminary Survey & Investigation Charges	498,706	(645,659)	862,062	(863,174)
Other Assets	—	(169,003)	121,739	(229,301)

NET CASH USED IN INVESTING ACTIVITIES	(17,865,872)	(12,336,296)	(23,045,558)	(14,629,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(943,353)	(762,143)	(1,065,637)	(777,944)
Proceeds from Issuance of Long-term Debt	3,866,250	11,155,568	3,916,405	11,156,853
Net Short-term Bank Borrowings (Repayments)	(6,500,000)	(5,150,000)	(6,500,000)	(4,750,000)
Deferred Debt Issuance Expenses	(17,618)	(196,935)	(15,167)	(206,195)
Common Stock Issuance Expense	(379,532)	—	(482,816)	(3,688)
Restricted Cash	—	132	(11)	132
Proceeds from Issuance of Common Stock	14,659,874	2,980,026	15,289,707	3,353,942
Payment of Common Dividends	(5,475,146)	(5,050,066)	(7,216,334)	(6,717,698)
Payment of Preferred Dividends	(191,090)	(191,090)	(254,786)	(254,786)
Construction Advances and Contributions-Net	1,076,559	968,685	2,005,677	1,406,449

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,095,944	3,754,177	5,677,038	3,207,065

NET CHANGES IN CASH AND CASH EQUIVALENTS	(403,924)	37,054	(373,262)	1,197,871

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,005,610	2,937,894	2,974,948	1,777,077

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,601,686	$2,974,948	$2,601,686	$2,974,948

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Cash Paid for Interest	$5,090,405	$4,764,452	$5,387,831	$4,929,207
Interest Capitalized	$(309,455)	$(253,253)	$(372,121)	$(336,482)
Income Taxes	$1,755,500	$1,615,000	$2,612,500	$3,122,500

See Notes to Condensed Consolidated Financial Statements.

M IDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)

	September 30, 2004	December 31, 2003

Common Stock, No Par Value
Shares Authorized - 20,000,000
Shares Outstanding - 2004 - 11,327,237	$71,583,902	$56,924,028
2003 - 10,566,937

Retained Earnings	22,908,761	22,668,348
Accumulated Other Comprehensive Income, net of tax	35,904	50,808

TOTAL COMMON EQUITY	94,528,567	79,643,184

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100,000
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
Shares Authorized - 140,497
Convertible:
Shares Outstanding, $7.00 Series - 14,881	1,562,505	1,562,505
Shares Outstanding, $8.00 Series - 12,000	1,398,857	1,398,857
Nonredeemable:
Shares Outstanding, $7.00 Series - 1,017	101,700	101,700
Shares Outstanding, $4.75 Series - 10,000	1,000,000	1,000,000

TOTAL PREFERRED STOCK	4,063,062	4,063,062

Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021	3,082,294	3,136,531
6.25%, Amortizing Secured Note, due May 22, 2028	9,940,000	10,255,000
4.22%, State Revolving Trust Note, due December 31, 2022	374,775	192,281
3.60%, State Revolving Trust Note, due May 1, 2025	2,348,316	580,792
4.00%, State Revolving Trust Bond, due September 1, 2021	790,000	820,000
0.00%, State Revolving Fund Bond, due September 1, 2021	652,306	690,833
0.00%, State Revolving Fund Note, due September 1, 2025	1,916,232	—
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000,000	12,000,000
5.25%, Series T, due October 1, 2023	6,500,000	6,500,000
6.40%, Series U, due February 1, 2009	15,000,000	15,000,000
5.25%, Series V, due February 1, 2029	10,000,000	10,000,000
5.35%, Series W, due February 1, 2038	23,000,000	23,000,000
0.00%, Series X, due September 1, 2018	755,006	807,956
4.25%, Series Y, due September 1, 2018	920,000	965,000
0.00%, Series Z, due September 1, 2019	1,679,979	1,792,435
5.25%, Series AA, due September 1, 2019	2,085,000	2,175,000
0.00%, Series BB, due September 1, 2021	2,048,094	2,168,277
4.00%, Series CC, due September 1, 2021	2,275,000	2,360,000
5.10%, Series DD, due January 1, 2032	6,000,000	6,000,000

SUBTOTAL LONG-TERM DEBT	101,367,002	98,444,105

Less: Current Portion of Long-term Debt	(1,089,578)	(1,067,258)

TOTAL LONG-TERM DEBT	$100,277,424	$97,376,847

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003	2004	2003	2004	2003

Net Income	$3,362,210	$2,392,618	$6,286,181	$5,421,304	$7,495,473	$7,448,782

Other Comprehensive Income:
Change in Value of Equity Investments,
Net of Income Tax	(11,703)	—	(14,904)	—	35,904	—

Other Comprehensive Income	(11,703)	—	(14,904)	—	35,904	—

Comprehensive Income	$3,350,507	$2,392,618	$6,271,277	$5,421,304	$7,531,377	$7,448,782

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization – Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. (USA), Utility Service Affiliates  (Perth Amboy) Inc. (USA-PA) and Bayview Water Company. Southern Shores Water Company, LLC and White Marsh Environmental Systems, Inc. are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

The consolidated notes within the 2003 Form 10-K/A-2 are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three, nine, and twelve month periods ended September 30, 2004 and 2003, and cash flows for the nine and twelve month periods ended September 30, 2004 and 2003. Information included in the Balance Sheet as of December 31, 2003, has been derived from the Company’s audited financial statements for the year ended December 31, 2003. Certain reclassifications of prior period data have been made to conform with current presentation.

Recent Accounting Pronouncements - In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2).  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act.  The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are “actuarially equivalent” to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussions with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company will account for the effects of  FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 will not have a material effect on the Company’s financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities.  Impairment occurs when the fair value of a security is less than its cost basis.  When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1.  When an impairment is other-than-temporary, the security must be written down to its fair value.  EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired.  On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective date of Paragraph’s 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

Rate Matters - Effective May 27, 2004, Middlesex Water Company received approval from the New Jersey Board of Public Utilities (BPU) for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of the Company’s November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water Company and Pinelands Wastewater Company received approval from the BPU for rate increases of 9.2% and 9.9%, respectively, or approximately $131,000 in the aggregate. This increase represents a portion of the Company’s December 2003 request for a total rate increase of approximately $250,000 to help offset the increasing costs associated with capital improvements, and the operation and maintenance of their systems.

Effective June 25, 2004, Tidewater received approval from the Delaware Public Service Commission (PSC) for an interim rate increase of 15%, or $1.5 million increase in its water rates, which includes 4.5% of previously implemented Distribution System Improvement Charges (DSIC). On October 19, 2004, the PSC approved a settlement between Tidewater and interveners in the matter. The settlement allows the 15% interim rates to become permanent. This increase represents a portion of the Company’s April 2004 request for a 24% rate increase to accommodate the growth of Tidewater’s customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. As part of the settlement, Tidewater will be eligible to apply for a second phase rate increase of $0.5 million, provided it completes a number of capital projects within a specified time schedule. Tidewater must file an application for this increase no earlier than March 2005 nor later than May 2005. Upon verification of project completion, new rates will become effective 30 days after the filing date. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 1, 2006.

Stock Based Compensation - As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the Company’s restricted stock plan been determined based on the methodology prescribed in SFAS No. 123, there would have been no effect on its results of operations or cash flows.

Note 2 – Capitalization

Common Stock – In May 2004, the Company had a common stock offering of 700,000 shares that was priced at $19.80. The majority of the net proceeds of approximately $13.3 million were used to repay most of the Company’s outstanding short-term borrowings. During the nine months ended September 30, 2004, there were 60,300 common shares (approximately $1.4 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt – On March 24, 2004, Tidewater received approval from the PSC to borrow $0.8 million to fund a portion of its multi-year capital program. Subsequent to the PSC approval, Tidewater closed on a Delaware State Revolving Fund (SRF) loan of $0.8 million. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for three specific projects. Tidewater will be charged an annual fee, which is a combination of interest charges and administrative fees, of 3.30% on the outstanding principal amount.  All unpaid principal and fees must be paid on or before March 1, 2026.

Middlesex received approval from the BPU to issue up to $18.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. Of this amount, $5.0 million of interim SRF funding was made available to the Company prior the closing of the first mortgage bonds. At September 30, 2004, the Company had $1.9 million in borrowings outstanding under the interim SRF funding at 0% interest. The Company closed on $16.6 million of Series EE and FF bonds on November 4, 2004, which included the interim borrowings.

Note 3 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

(In Thousands Except for per Share Amounts)

	Three Months Ended September 30,
Basic:	2004 Income	Wtd Average Shares	2003 Income	Wtd Average Shares

Net Income	$3,362	11,317	$2,393	10,506
Preferred Dividend	(64)		(64)

Earnings Applicable to Common Stock	$3,298	11,317	$2,329	10,506

Basic EPS	$0.29		$0.22

Diluted:

Earnings Applicable to Common Stock	$3,298	11,317	$2,329	10,506
$7.00 Series Dividend	26	179	26	179
$8.00 Series Dividend	24	164	24	164

Adjusted Earnings Applicable to Common Stock	$3,348	11,660	$2,379	10,849

Diluted EPS	$0.29		$0.22

	Nine Months Ended September 30,
Basic:	2004 Income	Wtd Average Shares	2003 Income	Wtd Average Shares

Net Income	$6,286	10,989	$5,421	10,448
Preferred Dividend	(191)		(191)

Earnings Applicable to Common Stock	$6,095	10,989	$5,230	10,448

Basic EPS	$0.55		$0.50

Diluted:

Earnings Applicable to Common Stock	$6,095	10,989	$5,230	10,448
$7.00 Series Dividend	78	179	78	179
$8.00 Series Dividend	72	164	72	164

Adjusted Earnings Applicable to Common Stock	$6,245	11,332	$5,380	10,791

Diluted EPS	$0.55		$0.50

	Twelve Months Ended September 30,
Basic:	2004 Income	Wtd Average Shares	2003 Income	Wtd Average Shares

Net Income	$7,495	10,880	$7,449	10,473
Preferred Dividend	(255)		(255)

Earnings Applicable to Common Stock	$7,240	10,880	$7,194	10,473

Basic EPS	$0.67		$0.69

Diluted:

Earnings Applicable to Common Stock	$7,240	10,880	$7,194	10,473
$7.00 Series Dividend	104	179	104	179
$8.00 Series Dividend	96	164	96	164

Adjusted Earnings Applicable to Common Stock	$7,440	11,223	$7,394	10,816

Diluted EPS	$0.66		$0.68

 Note 4 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. It also operates a regulated wastewater system in New Jersey.  The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment is the non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company’s Annual Report for the period ended December 31, 2003 filed on Form 10-K/A-2. Inter-segment transactions relating to operational costs are treated as pass through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.  These inter-segment transactions are eliminated in the Company’s consolidated financial statements.

			(Dollars in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
Operations by Segments:	2004	2003	2004	2003	2004	2003

Revenues:
Regulated	$17,296	$15,360	$45,786	$42,427	$59,067	$55,669
Non – Regulated	2,590	2,256	7,806	6,204	10,102	8,169
Inter-segment Elimination	(30)	(30)	(90)	(66)	(120)	(78)

Consolidated Revenues	$19,856	$17,586	$53,502	$48,565	$69,049	$63,760

Operating Income:
Regulated	$4,341	$3,329	$9,454	$8,629	$11,840	$11,573
Non – Regulated	156	171	373	355	504	562

Consolidated Operating Income	$4,497	$3,500	$9,827	$8,984	$12,344	$12,135

Net Income:
Regulated	$3,245	$2,260	$6,026	$5,179	$7,139	$7,014
Non – Regulated	117	133	260	242	356	435

Consolidated Net Income	$3,362	$2,393	$6,286	$5,421	$7,495	$7,449

Capital Expenditures:
Regulated	$11,563	$4,784	$20,478	$12,559	$26,921	$15,999
Non – Regulated	31	1	151	562	161	791

Total Capital Expenditures	$11,594	$4,785	$20,629	$13,121	$27,082	$16,790

	As of September 30, 2004	As of December 31, 2003

Assets:
Regulated	$276,516	$259,689
Non – Regulated	5,322	5,223
Inter-segment Elimination	(1,891)	(1,720)

Consolidated Assets	$279,947	$263,192

Note 5 – Short-term Borrowings

The Board of Directors has authorized lines of credit for up to an aggregate of $40.0 million. As of September 30, 2004, the Company has established revolving lines of credit aggregating $40.0 million. At September 30, 2004, the outstanding borrowings under these credit lines were $6.0 million at a weighted average interest rate of 2.15%. As of that date, the Company had borrowing capacity of $34.0 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $4.9 million and $10.5 million at 2.05% and 1.71% for the three months ended September 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $8.7 million and $14.5 million at 1.60% and 1.93% for the nine months ended September 30, 2004 and 2003, respectively.

Note 6 – Commitments and Contingent Liabilities

A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility’s counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.  We have not recorded any liability for the claim.

A claim involving a construction subcontractor, the Company’s general contractor and the Company concerning a major construction project was settled during October 2004. The matter was instituted in 2001, and related to work required to be performed under a construction contract and related subcontracts and included payment issues and timing/delay issues. The amount that was determined to be due from us for the work performed was $1.4 million and was recorded as an addition to utility plant in service as of September 30, 2004.

Note 7 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives.  Based on the 2004 pension plan valuation, the Company made cash contributions of $0.5 million during the current year, which is a decrease from the $1.0 million estimate disclosed at December 31, 2003.  The Company does not anticipate the need for additional cash contributions at this time.

Post-retirement Benefits Other Than Pensions – The Company has a post-retirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Based on the 2004 post-retirement benefit plan valuation, the Company expects to make total cash contributions of $1.2 million during the current year, which is an increase from the $1.0 million estimate disclosed at December 31, 2003. The Company made contributions of $0.2 million during the third quarter of 2004 and $0.5 million for the nine-months ended September 30, 2004.

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(Dollars in Thousands)
	Pension Benefits		Other Benefits

	Three Months Ended September 30,
	2004	2003	2004	2003

Service Cost	$186	$171	$106	$66
Interest Cost	346	339	145	121
Expected Return on Assets	(372)	(318)	(53)	(44)
Amortization of Unrecognized Losses	—	—	73	36
Amortization of Unrecognized Prior Service Cost	23	23	—	—
Amortization of Transition Obligation	—	—	34	34

Net Periodic Benefit Cost	$183	$215	$305	$213

	Pension Benefits		Other Benefits

	Nine Months Ended September 30,
	2004	2003	2004	2003

Service Cost	$559	$513	$319	$197
Interest Cost	1,039	1,017	435	363
Expected Return on Assets	(1,118)	(954)	(160)	(131)
Amortization of Unrecognized Losses	—	—	219	107
Amortization of Unrecognized Prior Service Cost	69	69	—	—
Amortization of Transition Obligation	—	—	102	102

Net Periodic Benefit Cost	$549	$645	$915	$638

	Pension Benefits		Other Benefits

	Twelve Months Ended September 30,
	2004	2003	2004	2003

Service Cost	$730	$694	$385	$253
Interest Cost	1,379	1,342	557	479
Expected Return on Assets	(1,437)	(1,275)	(204)	(162)
Amortization of Unrecognized Losses	—	—	255	135
Amortization of Unrecognized Prior Service Cost	92	92	—	—
Amortization of Transition Obligation	—	1	135	135

Net Periodic Benefit Cost	$764	$854	$1,128	$840

I tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the company’s Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 2003.

Forward-Looking Statements

Certain statements contained in this quarterly report are “forward-looking statements” within the meaning of federal securities laws. The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

•	statements as to expected financial condition, performance, prospects and earnings of the Company;

•	statements regarding strategic plans for growth;

•	statements regarding the amount and timing of rate increases and other regulatory matters;

•	statements regarding expectations and events concerning capital expenditures;

•	statements as to the Company’s expected liquidity needs during fiscal 2004 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;

•	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;

•	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;

•	statements as to the safety and reliability of the Company’s equipment, facilities and operations;

•	statements as to financial projections;

•	statements as to the ability of the Company to pay dividends;

•	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;

•	expectations as to the cost of cash contributions to fund the Company’s pension plan, including statements as to anticipated rates of return on plan assets;

•	statements as to trends; and

•	statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

•	the effects of general economic conditions;

•	increases in competition in the markets served by the Company;

•	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;

•	the availability of adequate supplies of water;

•	actions taken by government regulators, including decisions on base rate increase requests;

•	weather variations and other natural phenomena;

•	acts of war or terrorism; and

•	other factors discussed elsewhere in this quarterly report.

Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the Company’s understanding as of the date of this quarterly report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company’s business and results of operations, see Risk Factors in our Prospectus filed on Form 424(b)(4) dated May 7, 2004.

Overview

The Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities. It is anticipated that rates for certain wastewater services in Delaware are also to be regulated.

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

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 25,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our other Delaware subsidiary, White Marsh, serves an additional 1,900 customers in Kent and Sussex Counties.

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

Recent Developments

Rate Increases

Effective May 27, 2004, Middlesex Water Company received approval from the New Jersey Board of Public Utilities (BPU) for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of the Company’s November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water Company and Pinelands Wastewater Company received approval from the BPU for rate increases of 9.2% and 9.9%, respectively, or approximately $131,000 in the aggregate. This increase represents a portion of the Company’s December 2003 request for a total rate increase of approximately $250,000 to help offset the increasing costs associated with capital improvements, and the operation and maintenance of their systems.

Effective June 25, 2004, Tidewater received approval from the Delaware Public Service Commission (PSC) for an interim rate increase of 15%, or $1.5 million increase in its water rates, which includes 4.5% of previously implemented Distribution System Improvement Charge (DSIC). On October 19, 2004, the PSC approved a settlement between Tidewater and interveners in the matter. The settlement allows the 15% interim rates to become permanent. This increase represents a portion of the Company’s April 2004 request for a total rate increase of 24% to accommodate the growth of Tidewater’s customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. As part of the settlement, Tidewater will be eligible to apply for a second phase rate increase of $0.5 million, provided it completes a number of capital projects within a specified time schedule. Tidewater must file an application for this increase no earlier than March 2005 nor later than May 2005. Upon verification of project completion, new rates will become effective 30 days after the filing date. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 1, 2006.

New Pipeline Project

During June 2004, the Company began construction of a $9.7 million raw water pipeline from its pump station in New Brunswick, New Jersey to its Water Treatment Plant in Edison, New Jersey. This new 60” pipeline will ensure backup water supply and will provide security and necessary redundancy for the Company’s existing concrete supply line. The Company anticipates the pipeline construction project will be completed by Spring 2005, and will be financed through low interest loans obtained through the New Jersey Environmental Infrastructure Trust.

Results of Operations – Three Months Ended September 30, 2004

Operating revenues for the three months ended September 30, 2004 increased $2.3 million or 12.9% from the same period in 2003. Water sales improved by $1.1 million in our New Jersey systems, which was primarily a result of base rate increases.

Revenues rose in our Delaware service territories by $0.8 million. Customer growth in Delaware provided additional consumption sales, facility charges and connection fees of $0.4 million, and base rate increases accounted for $0.4 million.

Our new meter services venture through USA provided $0.6 million of additional revenues for completed installations. Revenues from our City of Perth Amboy contract decreased by $0.3 million due to scheduled reductions in fixed fees. All other operations accounted for $0.1 million of higher revenues.

While we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Weather conditions may adversely impact future consumption even with an anticipated growth in the number of customers. Our New Jersey systems are also highly dependent on the effects of weather. Our ability to generate operating revenues by our meter services venture is dependent upon our ability to obtain additional contracts, and there can be no assurance that we will be the successful bidder. USA did not submit bids for any meter service contracts during the third quarter and currently does not expect to submit any bids in the fourth quarter. The existing meter services contracts are expected to be completed during the fourth quarter of 2004.

Operating expenses increased $1.3 million or 9.0%.  Operation and maintenance expenses increased $0.4 million or 4.6%. The costs of our meter services venture increased $0.5 million due to completed installations and corporate governance related fees increased $0.1 million. These increases were partially offset by reduced costs related to our City of Perth Amboy contract of $0.2 million due to the reduced water treatment costs and a decrease of $0.1 million for water main costs in our Middlesex system. All other operating expenses increased $0.1 million.

Depreciation expense increased $0.1 million or 9.3%, primarily as a result of a higher level of utility plant in service. Since September 30, 2003, our net investment in utility plant has increased by $13.5 million.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues. Higher income taxes of $0.6 million over the prior year are attributable to improved operating results for 2004 as compared to 2003.

Other income increased $0.1 million, primarily due to higher AFUDC as a result of an increase in capital projects in New Jersey and Delaware.

Interest expense increased by $0.1 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Net income increased by 40.5% to $3.3 million, and basic and diluted earnings per share increased from $0.22 to $0.29. The increase in earnings per share was impacted by the higher number of shares outstanding during the current year as a result of the sale of 700,000 shares of common stock in May 2004.

Results of Operations – Nine Months Ended September 30, 2004

Operating revenues for the nine months ended September 30, 2004 increased $4.9 million or 10.2% from the same period in 2003. Customer growth of 10.7% in Delaware provided additional consumption sales, facility charges and connection fees of $0.6 million, and base rate increases helped to improve revenues by $1.0 million.  Revenues in New Jersey increased $1.7 million, primarily due to increased base rates. Our new meter services venture contributed an additional $1.8 million for completed installations. Revenues from our City of Perth Amboy contract decreased by $0.4 million due to scheduled reductions in fixed fees. All other revenues increased $0.2 million.

Operating expenses increased $4.1 million or 10.3%. Operation and maintenance expenses increased $3.0 million or 11.1%. In New Jersey, source of supply, which is primarily purchased water, and pumping costs, which is primarily purchased power, increased by $0.7 million. Purchased water increased as a result of a change in the unit cost and structure and base purchases under the raw water contract with the New Jersey Water Supply Authority and an increase in the cost of finished water by a non-affiliated water utility. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining portion of electric service. Payroll and benefits costs, insurance and corporate governance related fees increased $0.5 million. As previously discussed, the continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses, and insurance of $0.6 million.

The costs of our meter services venture increased $1.6 million, primarily due to completed installations. Costs related to our City of Perth Amboy contract decreased by $0.3 million due to reduced water treatment and real estate costs, and water main costs decreased by $0.2 million in our Middlesex system. All other operating costs decreased by $0.1 million. All other operating costs increased $0.1 million.

Depreciation expense increased $0.4 million or 9.9%, primarily as a result of a higher level of utility plant in service.

Other taxes increased by $0.2 million, reflecting higher taxes on taxable gross revenues. Higher income taxes of $0.5 million over the prior year period are attributable to improved operating results for 2004 as compared to 2003.

Other income increased $0.2 million, primarily due the recognition of a gain on the sale of real estate that had previously been deferred pending the outcome of the Middlesex rate case and higher AFUDC as a result of an increase in capital projects in New Jersey and Delaware.

Interest expense increased by $0.2 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Net income increased by 16.0% to $6.3 million from $5.4 million in the prior year, and basic and diluted earnings per share increased from $0.50 to $0.55. The increase in earnings per share was impacted by the higher number of shares outstanding during the current year as a result of the sale of 700,000 shares of common stock in May 2004.

Results of Operations – Twelve Months Ended September 30, 2004

Operating revenues for the twelve months ended September 30, 2004 were $69.0 million, an increase of $5.3 million or 8.3%, compared to the twelve-month period ended September 30, 2003. Customer growth of 10.7% in Delaware provided additional consumption, connection fees and fixed services fees of $1.0 million. Base rate increases accounted for an additional $1.1 million. The Middlesex rate increase approved effective May 27, 2004 helped increase revenues by $1.5 million. Cool, wet weather caused consumption revenue to decline in New Jersey by $0.3 million. Service fees from our new meter services venture contributed $2.1 million primarily for completed installations. Wastewater operations and maintenance contract revenues increased by $0.2 million, due to customer growth. Revenues from our City of Perth Amboy contract decreased by $0.4 million due to scheduled reductions in fixed fees. All other revenues increased by $0.1 million.

Operating expenses increased $5.1 million or 9.8%. Operations and maintenance expenses increased $4.2 million or 12.1%. In New Jersey, water treatment, source of supply and pumping costs increased by $0.7 million. Purchased water increased as a result of a change in the unit cost structure and base purchases under the raw water contract with the New Jersey Water Supply Authority and an increase in the cost of finished water by a non-affiliated water utility. Purchased power costs are higher due to the effect of the August 1, 2003 deregulation of electric generation in New Jersey and a rate increase on the remaining regulated portion of electric service. Payroll and benefits costs, insurance and corporate governance related fees increased $0.8 million. Due to the continuing growth of our Delaware systems, the costs of water treatment, additional employees and related benefit expenses, insurance, bad debts, and consulting fees increased $1.0 million.

The costs of our meter services venture increased $1.8 million, primarily due to completed installations. Wastewater operations and maintenance costs increased by $0.2 million, as a result of the larger customer base. Costs related to our City of Perth Amboy contract decreased by $0.4 million due to due to reduced water treatment and real estate costs. All other operating costs increased by $0.1 million.

Depreciation expense increased $0.5 million or 9.8%, primarily as a result of a higher level of utility plant in service. Since September 30, 2002, our net investment in utility plant has increased by $32.5 million.

Interest expense increased by $0.3 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Net income increased by less than 1.0% to $7.5 million, from $7.4 million for the prior twelve-month period. However, basic and diluted earnings per share decreased by $0.02 to $0.67 and $0.66 per share, respectively, due to the increase in the number of common shares outstanding that resulted from the stock issuance previously discussed.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the nine months ended September 30, 2004, cash flows from operating activities increased $2.7 million to $11.4 million, as compared to the prior year. This increase was primarily attributable to improved profitability during the current year period and the timing of payments to vendors and taxes. The $11.4 million of net cash flow from operations allowed us to fund approximately 55% of our utility plant expenditures for the period, with the remainder funded with both short-term and long-term borrowings.

The Company’s capital program for 2004 is estimated to be $28.9 million and includes $13.1 million for water system additions and improvements for our Delaware systems, $5.5 million for a portion of the second raw water line to Middlesex’s primary water treatment plant, and $4.1 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System, of which eight were complete at September 30, 2004.  There remains a total of approximately 130 miles of unlined mains in the 730-mile Middlesex System. Additional expenditures on the upgrade to the CJO Plant are estimated at $3.0 million. The capital program also includes $3.2 million for other scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.5 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.2 million for hydrants, and $0.4 million for computer systems.

To pay for our capital program in 2004, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $4.1 million) and Delaware State Revolving Fund loans (currently, $2.2 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $40.0 million of available lines of credit with three commercial banks. As of September 30, 2004, there was $6.0 million outstanding against the lines of credit.

The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

Going forward into 2005 through 2006, we currently project that we will be required to expend approximately $38.5 million for capital projects. Plans to finance those projects are underway as we have received approval to borrow up to $18.0 million under the New Jersey Environmental Infrastructure Trust program. The Company closed on $16.6 million under the program on November 4, 2004. We anticipate that some of the capital projects in Delaware will be eligible for the Delaware State Revolving Fund program in that state and we are pursuing those opportunities. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described in our overview section, we have recently received rate relief for Middlesex, the Pinelands Companies and Tidewater. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and also the need of when we file for future rate increases.

Recent Accounting Pronouncements – In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2).  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act.  The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are “actuarially equivalent” to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussion with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company will account for the effects of  FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 will not have a material effect on the Company’s financial statements.

In March 2004, the EITF reached consensus on EITF 03-1.  EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities.  Impairment occurs when the fair value of a security is less than its cost basis.  When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1.  When an impairment is other-than-temporary, the security must be written down to its fair value.  EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1. FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

I tem 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $1.1 million of the current portion of eleven existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

I tem 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls during the quarter ended September 30, 2004.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

P ART II.  OTHER INFORMATION

I tem 1.     Legal Proceedings

A claim involving a construction subcontractor, the Company’s general contractor and the Company concerning a major construction project was settled during October 2004.  The matter was instituted in 2001, and related to work required to be performed under a construction contract and related subcontracts and included payment issues and timing/delay issues. The amount that was determined to be due from us for work performed was $1.4 million and was recorded as an addition to utility plant in service as of September 30, 2004.

I tem 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

I tem 3.     Defaults Upon Senior Securities

None.

I tem 4.     Submission of Matters to a Vote of Security Holders

None.

I tem 5.     Other Information

None.

I tem 6.     Exhibits

31	Section 302 Certification by Dennis G. Sullivan pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Section 906 Certification by Dennis G. Sullivan pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

	By:	/s/ A. Bruce O’Connor

A. Bruce O’Connor
Vice President and Chief Financial Officer

Date: November 9, 2004