Form 10-K
period 2004-12-31
MIDDLESEX WATER CO
filed 2005-03-16
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

Commission File Number 0-422

                             MIDDLESEX WATER COMPANY
             (Exact name of registrant as specified in its charter)

       New Jersey                                           22-1114430
       ----------                                           ----------
(State of Incorporation)                       (IRS employer identification no.)

                        1500 Ronson Road, Iselin NJ 08830
          (Address of principal executive offices, including zip code)

                                 (732) 634-1500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:                  Name of each exchange on which registered:
None                                  None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was $212,760,366 based on the closing market price of $19.41 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 1, 2005:

            Common Stock, No par Value: 11,377,403 shares outstanding

                       Documents Incorporated by Reference
                       -----------------------------------

Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission within 120 days, is incorporated as to Part III.

================================================================================

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
Forward-Looking Statements                                                    1

PART I
Item 1.   Business:
             Overview                                                         2
             Financial Information                                            4
             Water Supplies and Contracts                                     4
             Employees                                                        6
             Competition                                                      6
             Regulation                                                       6
             Management                                                       8
             Risk Factors                                                    10
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                15

PART II
Item 5.   Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchase of
             Equity Securities                                               15
Item 6.   Selected Financial Data                                            17
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   18
Item 7A.  Qualitative and Quantitative Disclosure About Market Risk          26
Item 8.   Financial Statements and Supplementary Data                        27
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             48
Item 9A.  Controls and Procedures                                            48
Item 9B.  Other Information                                                  51

PART III
Item 10.  Directors and Executive Officers of the Registrant                 52
Item 11.  Executive Compensation                                             52
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                                  52
Item 13.  Certain Relationships and Related Transactions                     52
Item 14.  Principal Accountant Fees and Services                             52

PART IV
Item 15.  Exhibits and Financial Statement Schedules                         53

Signatures                                                                   54
Exhibit Index                                                                55

Forward-Looking Statements

Certain statements contained in this annual report are "forward-looking statements" within the meaning of federal securities laws. The Company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

      -     statements  as  to  expected   financial   condition,   performance,
            prospects and earnings of the Company;

      -     statements regarding strategic plans for growth;

      - statements regarding the amount and timing of rate increases and other regulatory matters;

      - statements regarding expectations and events concerning capital expenditures;

      - statements as to the Company's expected liquidity needs during fiscal 2005 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;

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

      - expectations as to the cost of cash contributions to fund the Company's pension plan, including statements as to anticipated discount rates and rates of return on plan assets;

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

      -     new or additional water quality standards;

      -     weather variations and other natural phenomena;

      -     acts of war or terrorism; and

      -     other factors discussed elsewhere in this annual report.

Many of these factors are beyond the Company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the Company's understanding as of the date of this annual report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company's business and results of operations, see Item 1. Business- Risk Factors.

                                     PART I

Item 1. Business.

Overview

Middlesex Water Company was incorporated as a water utility company in 1897 and owns and operates regulated water utility systems in central and southern New Jersey and in Delaware as well as a regulated wastewater utility in southern New Jersey. We also operate water and wastewater systems on behalf of others in New Jersey and Delaware.

The terms "the Company," "we," "our," and "us" refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater's wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh),
Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc., (USA-PA) and Bayview Water Company (Bayview).

We recently created a new wholly-owned Delaware corporation named Tidewater Environmental Services, Inc. (TESI), which will be used to own and operate
regulated   wastewater   systems  in  Delaware  (see   Regulation   for  further
discussion).

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

Middlesex System

The Middlesex System provides water services to approximately 58,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under contract to the Township of Edison, the Boroughs of Highland Park and Sayreville, and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. Under a special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick. The Middlesex System, through its retail and contract sales, produced approximately 67% of our 2004 revenue.

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

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores Water Company, LLC, provides water services to approximately 26,000 retail customers for domestic, commercial and fire protection purposes in over 250 separate community water systems in New Castle, Kent and Sussex Counties, Delaware.
Tidewater has another wholly-owned subsidiary, White Marsh Environmental Systems, Inc., which operates water and wastewater systems under contract for approximately 4,500 customers and also owns the office building that Tidewater uses as its business office. White Marsh's rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC). The Tidewater System produced approximately 17% of our total revenue in 2004.

Utility Service Affiliates (Perth Amboy)

USA-PA operates the City of Perth Amboy's water and wastewater systems under a 20-year agreement, which expires in 2018. Perth Amboy has a population of 40,000 and has approximately 9,600 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees based on increased system billing. Fixed fee payments began at $6.4 million in the first year and are to increase over the term of the 20-year contract to $10.2 million. USA-PA produced approximately 11% of our total revenue in 2004.

In connection with the agreement, we guaranteed a series of bonds in the principal amount of approximately $26.3 million, of which approximately $23.9 million remains outstanding. In addition to the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,400 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our total revenue in 2004.

Pinelands   Wastewater  provides  wastewater  services  to  approximately  2,400 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. Pinelands Wastewater produced approximately 1% of our total revenue in 2004.

Utility Service Affiliates, Inc.

In 1999, we implemented a franchise agreement with the City of South Amboy (South Amboy) to provide water service and install water system facilities in South Amboy. The South Amboy franchise was approved by the Board of Public Utilities (BPU) and its implementation significantly impacted two existing agreements entered into by the parties. The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement was for the provision of management services for a fixed fee.

USA provides customers within the Middlesex System a service line maintenance program called LineCare(SM). LineCare(SM) is an affordable maintenance program that covers all parts, material and labor required to repair or replace specific elements of the customer's water service line and customer shut-off value.

Middlesex and USA have entered into a venture with an entity that provides meter installation and related services. This venture seeks to obtain competitively bid service contracts with municipalities in the Mid-Atlantic and New England regions. The contract work may include any or all of the following: meter purchases, replacement meter program, new meter program and meter testing. These businesses contributed approximately 3% of our total revenue in 2004.

Bayview System

Bayview provides water service to approximately 300 customers in Cumberland County, New Jersey. Bayview produced less than 1% of our total revenue in 2004.

Financial Information

Consolidated operating revenues and operating income are as follows:

                                             (Thousands of Dollars)
                                            Years Ended December 31,
                                            ------------------------
                                        2004          2003          2002
                                       -------       -------       -------
      Operating Revenues               $70,991       $64,111       $61,933
      Operating Income                 $13,119       $11,500       $12,467

Operating revenues were earned from the following sources:

                                          Years Ended December 31,
                                          ------------------------
                                         2004       2003       2002
                                        -----      -----      -----

            Residential                  39.9%      39.4%      40.0%
            Commercial                    9.5        9.8        9.7
            Industrial                   10.9       11.1       11.9
            Fire Protection              10.2       10.7       10.5
            Contract Sales               12.8       13.2       14.1
            Contract Operations          11.2       12.6       12.1
            Other                         5.5        3.2        1.7
                                        -----      -----      -----

                 TOTAL                  100.0%     100.0%     100.0%
                                        -----      -----      -----

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

Middlesex System

Our Middlesex System, which produced 16,623 million gallons in 2004, obtains water from surface sources and wells, which we call groundwater sources. In 2004, surface sources of water provided approximately 70% of the

Middlesex System's water supply, groundwater from wells provided approximately 23% and the balance of 7% was purchased from a nonaffiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface water supply for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority. Middlesex renewed and modified its agreement with the New Jersey Water Supply Authority, which was effective January 1, 2004 and expires November 30, 2023, and provides for an average purchase of 27 million gallons per day of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to and treated at the Carl J. Olsen (CJO) Plant. Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 million gallons per day of treated water with provisions for additional purchases. Purchased water costs are shown below:

                                              (Millions of Dollars)
                                            Years Ended December 31,
                                            ------------------------
            Purchased Water                 2004      2003      2002
            ---------------                 ----      ----      ----
            Untreated                       $2.2      $2.0      $1.9
            Treated                          2.0       1.8       1.8
                                            ----      ----      ----
            Total Costs                     $4.2      $3.8      $3.7
                                            ====      ====      ====

Our Middlesex System also derives water from groundwater sources equipped with electric motor-driven, deepwell turbine-type pumps. The Middlesex System has 31 wells, which provide an aggregate pump capacity of approximately 27 million gallons per day.

The Middlesex System's groundwater sources are:

                                                 2004
                                             Maximum Use
                             No.of         Per Day Pumpage            Pump
            Source           Wells      (millions of gallons)    Capacity (mgd)     Location
            ------           -----      ---------------------    --------------     --------
      Park Avenue             15                  8.3                 15.2      South Plainfield
      Tingley Lane North       4                  2.8                  2.8      Edison
      Tingley Lane South       5                  2.1                  2.6      Edison
      Spring Lake              4                  0.0                  2.8      South Plainfield
      Sprague Avenue #1        1                  1.1                  1.1      South Plainfield
      Sprague Avenue #2        1                  1.3                  1.3      South Plainfield
      Maple Avenue             1                  0.0                  0.9      South Plainfield
                              --                 ----                 ----

           Totals             31                 15.6                 26.7

Tidewater System

Our Tidewater System, which produced 1,517 million gallons in 2004, obtains 100% of its water from 202 wells. In 2004, we placed 11 new wells in service and also deactivated, sealed and abandoned 18 wells. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional filter plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells drilled into the Mt. Laurel aquifer which provided overall system delivery of 179 million gallons in 2004. The pump capacity for the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from two wells, which provided an overall system delivery of 11 million gallons in 2004. Each well has treatment facilities.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is
0.5 million gallons per day. Current average flow is 0.3 million gallons per day. Pinelands has a current valid discharge permit issued by the New Jersey Department of Environmental Protection (DEP).

Employees

As of December 31, 2004, we had a total of 149 employees in New Jersey, and a total of 71 employees in Delaware. In addition, we lease 22 employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within the industry.

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

Regulation

We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities. We are subject to environmental and water quality regulation by the United States Environmental Protection Agency (EPA), and the DEP with respect to operations in New Jersey and the Delaware Department of Natural Resources and Environmental Control (DNREC), Delaware Department of Health and Social Services-Division of Public Health (DPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware. In addition, our issuances of securities are subject to the prior approval of the Securities and Exchange Commission and the BPU or the PSC.

During 2004, the PSC assumed regulatory authority over wastewater services in Delaware and issued proposed rules and regulations similar to the water systems it regulates.

Regulation of Rates and Services

New Jersey water and wastewater service operations (excluding the operations of USA-PA) are subject to regulation by the BPU. Similarly, our Delaware water service operations, and beginning in 2005, wastewater services to be offered by TESI, are subject to regulation by the PSC. These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. For ratemaking purposes, we account separately for operations in New Jersey and Delaware to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

In determining our rates, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on that property each within its separate jurisdiction. Rate determinations by the BPU do not guarantee particular rates of return to us for our New Jersey operations nor do rate determinations by the PSC guarantee particular rates of return for our Delaware operations. Thus, we may not achieve the rates of return permitted by the BPU or the PSC.

Effective May 27, 2004, Middlesex Water Company received approval from the BPU for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of the Company's November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water and Pinelands Wastewater received approval from the BPU for increases of 9.2% and 9.9%, respectively, or approximately $131,000 in the aggregate. This increase represents a portion of Pinelands' December 2003 request for a total base rate increase of approximately $250,000 to help offset the increased costs associated with capital improvements, and the operation and maintenance of their systems.

Effective June 25, 2004, Tidewater received approval from the PSC for an interim increase of 15%, or $1.5 million in its water rates, which includes 4.89% of previously Distribution System Improvement Charges (DSIC). On October 19, 2004, the PSC approved a settlement between Tidewater and the interveners in the matter. The settlement allowed the interim rates to become permanent. This increase represents a portion of Tidewater's April 2004 request for at 24% rate increase to accommodate the growth of Tidewater's customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. As part of the settlement, Tidewater will be eligible to apply for a second phase rate increase of $0.5 million, provided it completes a number of capital projects within a specified time schedule. Tidewater must file an application for this increase no earlier than March 2005 or later than May 2005. Upon verification of project completion, new rates will become effective 30 days after the filing date. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 1, 2006.

In accordance with the tariff established for Southern Shores, a rate increase of 2.8% based on the Consumer Price Index was implemented on January 1, 2004.

Other than rates for the Southern Shores system, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts we requested.

Water Quality and Environmental Regulations

Both the EPA and the DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, DNREC, DPH and DRBC with respect to operations in Delaware.

Federal, New Jersey and Delaware regulations adopted relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to implement such reduction. We believe the CJO Plant capabilities put us in a strong position to meet any such future standards with regard to our Middlesex System. We use regular testing of our water to determine compliance with existing federal, New Jersey and Delaware primary water quality standards.

Well water treatment in our Tidewater System is by chlorination and, in some cases, pH correction and filtration for nitrate and iron removal.

Well water treatment in the Pinelands and Bayview Systems (disinfection only) is done at individual well sites.

The DEP and the DPH monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other regulations applicable to us include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule.

Management

This table lists information concerning our senior management team:


Name                  Age  Principal Position(s)
------------------    ---  -----------------------------------------------------
Dennis G. Sullivan    63   President and Chief Executive Officer
Dennis W. Doll        46   Executive Vice President
A. Bruce O'Connor     46   Vice President and Chief Financial Officer
Ronald F. Williams    55   Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn      57   Vice President, General Counsel, Secretary and Treasurer
James P. Garrett      59   Vice President-Human Resources
Richard M. Risoldi    48   Vice President- Subsidiary Operations
Gerard L. Esposito    53   President, Tidewater Utilities, Inc.

Dennis G. Sullivan - Mr. Sullivan has been a Director of Middlesex since 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was elected President and General Counsel in 2001 and became President and Chief Executive Officer in January 2003. He is Chairman of the Board and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc. and Bayview Water Company. He is also a Director of the New Jersey Utilities Association and the National Association of Water Companies.

Dennis W. Doll - Mr. Doll, a Certified Public Accountant, joined the Company in November 2004 as Executive Vice President. Prior to joining the Company Mr. Doll was employed by Elizabethtown Water Company since 1985, serving most recently as a member of the senior leadership team of the Northeast Region of American Water, which was comprised of Elizabethtown Water Company, New Jersey-American Water Company and

Long Island Water Corporation and included other regulated and non-regulated subsidiaries. In this capacity, Mr. Doll served as Vice President - Finance & Controller and served previously, as Vice President - Merger Integration. Prior to 2001, Mr. Doll served as Vice President & Controller of Elizabethtown, Elizabethtown's parent company, E'town Corporation, and various other regulated and non-regulated subsidiaries, primarily engaged in the water and wastewater fields.

A. Bruce O'Connor - Mr. O'Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Controller and Chief Financial Officer in 1996. In July 2004, his Controller responsibilities were assigned to the newly created Corporate Controller position. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Bayview Water Company, Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc. He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.

Ronald F. Williams - Mr. Williams was hired in 1995 as Assistant Vice President-Operations, responsible for the Company's Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. Mr. Williams was elected to the additional posts of Assistant Secretary and Assistant Treasurer for Middlesex in 2004. He was formerly employed with the Garden State Water Company as President and Chief Executive Officer. He is a Director and President of Utility Service Affiliates (Perth Amboy) Inc., and Director of Utility Service Affiliates, Inc., Pinelands Water Company, Pinelands Wastewater Company, and Bayview Water Company.

Kenneth J. Quinn - Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003. In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex. He has been engaged in the practice of law for 29 years and prior to joining the Company he had been employed by the law firm of Schenck, Price, Smith and King in Morristown, New Jersey. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant
Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc., Bayview Water Company and White Marsh Environmental Systems, Inc. He is a Director of Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates, Inc., Pinelands Water Company, Pinelands Wastewater Company, and Bayview Water Company. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar.

James P. Garrett - Mr. Garrett joined the Company in 2003 as Assistant Vice President-Human Resources. In May 2004, he was elected Vice President- Human Resources. Prior to his hire, Mr. Garrett was employed by Toys "R" Us, Inc. for 23 years, most recently as Director of Organizational Development. Mr. Garrett is responsible for all human resource programs and activities at Middlesex Water Company and its subsidiaries.

Richard M. Risoldi - Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company's treatment and pumping facilities. He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President in May 2004, responsible for regulated subsidiary operations and business development. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and USA-PA. He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company, Bayview Water Company and Utility Service Affiliates, Inc.

Gerard L. Esposito - Mr. Esposito joined Tidewater Utilities, Inc. in 1998 as Executive Vice President. He was elected President of Tidewater and White Marsh Environmental Systems, Inc. in 2003 and elected President of Tidewater Environmental Services, Inc. in January 2005 . Prior to joining the Company he worked for 22 years in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., and White Marsh Environmental Systems, Inc.

Risk Factors

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates without filing a petition with the appropriate governmental agency. If these agencies modify, delay, or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

The BPU regulates all of our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first filing a petition with the BPU and going through a lengthy administrative process. In much the same way, the PSC regulates our public utility companies in Delaware. We cannot give assurances of when we will request approval for any such matter, nor can we predict whether the BPU or PSC will approve, deny or reduce the amount of such requests.

Certain costs of doing business are not within our control. The failure to obtain any rate increase would prevent us from increasing our revenues and, unless we are able to reduce costs, would result in reduced earnings.

We are subject to penalties unless we comply with environmental laws and regulations, including water quality regulations. Compliance with those laws and regulations impose costs on us.

The EPA and DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, DNREC, DPH and DRBC with respect to operations in Delaware. Federal, New Jersey and Delaware regulations relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. We are subject to EPA regulations under the Federal Safe Drinking Water Act, which include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar state regulations by the DEP in New Jersey. The DEP and DPH monitor our activities and review the results of water quality tests that we perform for adherence to applicable regulations. In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to implement them. Those costs could be very high and make us less profitable if we cannot recover those costs through our rates that we charge our customers.

We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations or to pay for some of the costs of improvements or the expansion of our utility system assets. We cannot issue debt or equity securities without regulatory approval.

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of that system. We project that we may expend approximately $74.4 million for existing capital projects. We must have regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we would not be able to meet the cost of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

Weather conditions and overuse of underground aquifers may interfere with our sources of water, demand for water services, and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions might result in decreased use of water services and can adversely affect our revenue and earnings. Additionally, cool and wet weather may reduce consumption demands, also adversely affecting our revenue and earnings. Freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability.

Our water sources may become contaminated by naturally-occurring or man-made compounds and events. This may cause disruption in services and impose costs to restore the water to required levels of quality.

Our sources of water may become contaminated by naturally-occurring or man-made compounds and events. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water source through our transmission and distribution systems. We may also incur significant costs in treating the contaminated water through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner may reduce our revenues and make us less profitable.

The necessity for increased security has and may continue to result in increased operating costs.

In the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the health and security of the United States of America, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have and will continue to incur increased costs for security precautions to protect our facilities, operations and supplies from such risks.

We face competition from other utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a utility regulator grants a service territory to a utility, that utility is usually the only one to service that territory. Although a new territory offers some protection against competitors, the pursuit of service territories is competitive, especially in Delaware where new territories may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may in the future challenge, our applications for new service territories. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities.

We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a multi-year contract. This contract does not protect us against incurring costs in excess of payments we will receive pursuant to the contract. There can be no assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, as of December 31, 2004, approximately $23.9 million of Perth Amboy's bonds we have guaranteed remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee,

An important element of our growth strategy is the acquisition of water and wastewater systems. Any pending or future acquisitions we decide to undertake may involve risks.

The acquisition of water and wastewater systems is an important element in our growth strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. Further, acquisitions may result in dilution of our equity securities, incurrence of debt and contingent liabilities, fluctuations in quarterly results and other acquisition related expenses. In addition, the business and other assets we acquire may not achieve the sales and profitability expected.

We have restrictions on our dividends. There can also be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Our Restated Certificate of Incorporation and our Indenture of Mortgage dated as of April 1, 1927, as supplemented impose conditions on our ability to pay dividends. We have paid dividends on our common stock each year since 1912 and have increased the amount of dividends paid each year since 1973. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends on common stock and the amount of those dividends. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

We are subject to anti-takeover measures that may be used by existing management
to  discourage,   delay  or  prevent  changes  of  control  that  might  benefit non-management shareholders.

Subsection 10A of the New Jersey Business Corporation Act, known as the Shareholder Protection Act, applies to us. The Shareholder Protection Act deters merger proposals, tender offers or other attempts to effect changes in our control that are not negotiated and approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only one-third of the Directors are elected each year. A classified Board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining BPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that might benefit non-management shareholders.

Item 2. Properties.

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

Water is withdrawn from the Delaware & Raritan Canal at New Brunswick, New Jersey through our intake and pumping station, which has a design capacity of 80 million gallons per day and is located on state-owned land bordering the canal. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate design capacity of 82 million gallons per day. Water is transported through our 4,900 foot 54-inch reinforced concrete supply main for treatment and distribution at our CJO Plant in Edison, New Jersey. The design capacity of our raw water supply main is 55 million gallons per day.

In the Spring of 2004, the Company began construction on a second raw water pipeline from the intake and pumping station to the CJO Plant. The pipeline, which is approximately 6,100 feet of 60-inch ductile iron pipe, will provide for redundancy, additional security, and additional capacity. The project, which includes renovations to the intake and pumping station, is scheduled to be completed in the Spring of 2005 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation- Liquidity and Capital Resources- Capital Expenditures and Commitments for additional discussion).

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. There is an on site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 45 million gallons per day (60 million gallons per day maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 million gallons per day. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 72 million gallons per day.

In addition, there is a 15 million gallon per day auxiliary pumping station located in a separate building at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 722 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

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

Tidewater System

The Tidewater System's is comprised of 91 production plants that vary in pumping capacity from 40,000 gallons per day to 1.5 million gallons per day. Water is transported to our customers through 446 miles of transmission and distribution mains. Storage facilities include 38 tanks, with an aggregate capacity of 4.7 million gallons. Our Delaware operations are managed from Tidewater's leased offices in Dover, Delaware and Millsboro, Delaware. Tidewater's Dover, Delaware office property, located on property owned by White Marsh, consists of a 6,800 square foot office building situated on an eleven-acre lot. White Marsh also owns another business site for which it is exploring several options for future use.

Pinelands System

Pinelands Water owns well site and storage properties that are located in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.2 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Pinelands Wastewater System

Pinelands Wastewater owns a 12 acre site on which its 0.5 million gallons per day capacity tertiary treatment plant and connecting pipes are located. Its wastewater collection system is comprised of approximately 24.5 miles of main.

Bayview System

Bayview owns two wells, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 3.5 mile distribution system.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3. Legal Proceedings

A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, which the Company has accrued for. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

A claim involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project was settled during October 2004. The matter was instituted in 2001, and related to work required to be performed under a construction contract and related subcontracts and included payment issues and timing/delay issues. The amount that was determined to be due from us for the work performed was $1.4 million and was recorded as an addition to utility plant in service during fiscal 2004.

The Company is defendant in various lawsuits. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Market Information

The Company's common stock is traded on the NASDAQ Stock Market, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter.

        2004                                 High           Low         Dividend
        ----                                 ----           ---         --------

Fourth Quarter                             $ 20.72        $ 17.06        $0.1675
Third Quarter                                19.50          16.65         0.1650
Second Quarter                               21.81          18.83         0.1650
First Quarter                                21.32          19.38         0.1650

        2003                                 High           Low         Dividend
        ----                                 ----           ---         --------

Fourth Quarter                             $ 21.12        $ 18.19        $0.1650
Third Quarter                                21.23          17.72         0.1613
Second Quarter                               18.49          16.32         0.1613
First Quarter                                18.00          15.77         0.1613

(b)         Approximate  Number of Equity  Security  Holders as of December  31,
            2004

                                                                     Number of
                               Title of Class                     Record Holders
                               --------------                     --------------

            Common Stock, No Par Value                                2,077
            Cumulative Preferred Stock, No Par Value:
                 $7.00 Series                                            14
                 $4.75 Series                                             1
            Cumulative Convertible Preferred Stock, No Par Value:
                 $7.00 Series                                             4
                 $8.00 Series                                             3

(c)         Dividends

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

(d)         Restricted Stock Plan

The Company maintains a shareholder approved restricted Stock Plan, under which 65,233 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability. The maximum number of shares authorized for grant under this plan is 240,000 shares.

(e)         Sale of Unregistered Securities

The Company did not issue any shares of unregistered securities during fiscal years 2004, 2003, or 2002.

(f)         Issuer Purchases of Equity Securities

The Company did not purchase any shares of its equity securities during fiscal year 2004.

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                            2004         2003         2002         2001         2000
----------------------------------------------------------------------------------------------------
Operating Revenues                      $ 70,991     $ 64,111     $ 61,933     $ 59,638     $ 54,477
----------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance             39,984       36,195       32,767       31,740       30,269
   Depreciation                            5,846        5,363        4,963        5,051        4,701
   Other Taxes                             8,228        7,816        7,737        7,594        6,916
   Income Taxes                            3,814        3,237        3,999        3,760        2,653
----------------------------------------------------------------------------------------------------
      Total Operating Expenses            57,872       52,611       49,466       48,145       44,539
----------------------------------------------------------------------------------------------------
Operating Income                          13,119       11,500       12,467       11,493        9,938
Other Income, Net                            795          358          442          502          364
Interest Charges                           5,468        5,227        5,144        5,042        4,997
----------------------------------------------------------------------------------------------------
      Net Income                           8,446        6,631        7,765        6,953        5,305
Preferred Stock Dividend                     255          255          255          255          255
----------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock     $  8,191     $  6,376     $  7,510     $  6,698     $  5,050
----------------------------------------------------------------------------------------------------
Earnings per Share:
      Basic                             $   0.74     $   0.61     $   0.73     $   0.66     $   0.50
      Diluted                           $   0.73     $   0.61     $   0.73     $   0.66     $   0.50
Average Shares Outstanding:
      Basic                               11,080       10,475       10,280       10,131       10,044
      Diluted                             11,423       10,818       10,623       10,474       10,387
Dividends Declared and Paid             $  0.663     $  0.649     $  0.634     $  0.623     $  0.613
Total Assets                            $299,129     $263,192     $248,962     $240,312     $222,815
Convertible Preferred Stock             $  2,961     $  2,961     $  2,961     $  2,961     $  2,961
Long-term Debt                          $115,281     $ 97,377     $ 87,483     $ 88,140     $ 82,109
----------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following  discussions of the Company's historical results of operations and
financial   condition   should  be  read  in  conjunction   with  the  Company's
consolidated financial statements and related notes.

Overview

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Our TESI subsidiary is expected to commence operations during 2005 as a regulated wastewater utility in Delaware. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

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

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 26,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our other Delaware subsidiary, White Marsh, services an additional 4,500 customers in Kent and Sussex Counties.

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

Results of Operations in 2004 Compared to 2003

Operating revenues for the year rose $6.9 million, or 10.7% over the same period in 2003. Water sales improved by $2.9 million in our Middlesex system, which was primarily a result of base rate increases. Customer growth of 10.4% in Delaware provided additional consumption revenues of $1.2 million and higher base rates provided $0.8 million. Our meter services venture provided $2.0 million of additional revenues for completed meter installations. New unregulated wastewater contracts in Delaware provided $0.3 million in additional revenues. Base rate increases for our Pinelands system contributed $0.1 million of additional revenues. Revenues from our operations and maintenance contracts decreased $0.4 million due to scheduled reductions in fixed fees under the City of Perth Amboy contract.

While we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Weather conditions may adversely impact future consumption even with an anticipated growth in the number of customers. Our New Jersey systems are also highly dependent on the effects of weather. Our ability to generate operating revenues by our meter services venture is dependent upon our ability to obtain additional contracts, however USA did not submit bids for any meter service contracts during fiscal 2004 and currently does not expect to submit any bids during fiscal 2005. The existing meter services contracts were substantially completed during the fourth quarter of 2004.

Operating expenses increased by $5.3 million, or 10.0% as compared to the same period in 2003. Operation and maintenance expenses increased $3.8 million or 10.5%. In New Jersey, payroll costs, employee benefits and corporate governance related fees increased costs by $1.1 million. Source of supply and pumping costs for the Middlesex system increased by $0.7 million combined due to increased costs for electricity and purchased water. Costs to operate the Tidewater system, as well as an increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits increased costs by $0.6 million. The costs of our meter services venture increased $1.6 million due to completed installations. The costs of our non-regulated wastewater operations and maintenance contracts increased $0.3 million due to additional contracts obtained during the year. These increases were partially offset by $0.4 million of reduced costs related to our City of Perth Amboy contract due to reduced water treatment costs and a decrease of $0.1 million for water main repair costs in our Middlesex system.

Going forward we anticipate an increase in New Jersey's electric generation costs due to deregulation of electricity. These increasing costs, in addition to higher business insurance and corporate governance costs, as well as completion of the new raw water pipeline during the second quarter of 2005 will require us to file for a base rate increase with the BPU for Middlesex during 2005. We cannot predict whether the BPU will approve, deny or reduce the amount of any request.

Depreciation expense for 2004 increased by $0.5 million, or 9.0%, due to a higher level of utility plant in service. Allowance for funds used during construction rose by $0.3 million for the year, due to large construction projects in New Jersey for the RENEW program and a new raw water pipeline (see Liquidity and Capital Resources for additional discussion of capital spending). As our investments in utility plant and operating expenses increase, we continue to seek timely rate relief through base rate filings as discussed above.

Other taxes increased by $0.4 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate. Improved operating results in 2004 compared to 2003 led to higher income taxes of $0.8 million, which was partially offset by $0.2 million of tax benefits.

Other income increased $0.1 million, primarily due the recognition of a gain on the sale of real estate that had previously been deferred pending the outcome of the Middlesex rate case.

Interest expense increased by $0.2 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Net income increased by 27.4% to $8.4 million from $6.6 million in the prior year, and basic earnings per share increased from $0.61 to $0.74. Diluted earnings per share increased from $0.61 to $0.73. The increase in earnings per share was impacted by the higher number of shares outstanding during the current year as a result of the sale of 700,000 shares of common stock in May 2004.

Results of Operations in 2003 Compared to 2002

Operating revenues for the year rose $2.2 million, or 3.5% over the same period in 2002. Customer growth of 10.9% in Delaware provided additional facility charges and connection fees of $1.4 million. Higher base rates in our Delaware service territories provided $0.6 million of the increase. For the year ended December 31, 2003, cool wet weather in the Mid-Atlantic region pushed Tidewater's consumption revenue down by $0.3 million and Middlesex consumption revenue down by $0.5 million. Despite such adverse weather conditions, revenues from our operations and maintenance contracts rose $0.5 million due to scheduled increases in fixed fees under the City of Perth Amboy contract.

New unregulated wastewater operations in Delaware provided $0.1 million in additional revenues. Our new meter services venture provided $0.3 million in additional revenues. All other operations accounted for $0.1 million of the higher revenues.

Operating expenses increased by $3.1 million, or 6.4%. Costs related to main breaks resulting from severe winter weather conditions in the first quarter of 2003 contributed to additional expenses of $0.4 million. There were also higher sewer disposal fees and security costs for USA-PA that helped increase costs by $0.6 million. An increase in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits pushed up costs by $0.7 million. In New Jersey, payroll costs, employee benefits and legal fees pushed up costs by $0.9 million. Non-regulated operations of meter installations and wastewater, which began in 2003, contributed $0.3 million of the overall expense increase. Water treatment, source of supply and pumping costs increased by $0.5 million combined.

Depreciation expense for 2003 increased by $0.4 million, or 8.1%, due to a higher level of utility plant in service. Allowance for funds used during construction rose 17% for the year as Tidewater's capital program included larger projects with longer construction schedules.

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

Outlook

In addition to some of the factors previously discussed under "Results of Operations in 2004 Compared to 2003," our revenues are expected to increase in 2005 from anticipated customer growth in Delaware for our regulated operations and, to a lesser degree, from growth of non-regulated operations in Delaware and elsewhere. We settled four rate cases during 2004, from which we expect to receive the full annualized benefit in 2005. Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs are the primary factors that determine the need for rate increase filings. The level of revenues and earnings will be impacted by the ultimate timing and outcome of the anticipated base rate filing in New Jersey during 2005.

We continue to explore viable plans to streamline operations and reduce costs, particularly in Delaware, where customer growth continues to exceed industry averages. Part of the challenge is that our Delaware operations are a combination of over 91 stand-alone production and distribution systems serving 250 communities.

As a result of anticipated regulation of wastewater services in Delaware, we have established a new regulated wastewater operation that will commence operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary to exceed its revenues in the near term.

We expect our interest expense to increase during 2005 as a result of incurring a full year of interest expense on the approximately $19.0 million of long-term debt we financed during fiscal 2004 and higher expected average borrowings and interest rates on short-term credit facilities in order to finance a portion of our capital expenditures during the coming year (see Liquidity and Capital Resources).

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2004, cash flows from operating activities increased $1.4 million to $15.6 million, as compared to the prior year. This increase was primarily attributable to improved profitability during the current year period and the timing of payments made toward prepaid expenses, materials and supplies, and employee benefit plans. These increases in cash flows were partially offset by the timing of collection of customer accounts and payments to vendors. The $15.6 million of net cash flow from operations allowed us to fund approximately 52% of our utility plant expenditures for the period internally, with the remainder funded with both short-term and long-term borrowings. Net proceeds from issuing long-term debt were used to fund the balance of those expenditures.

For 2003, net cash flow from operations of $14.2 million, which increased over 2002 due to lower working capital requirements, and proceeds from prior year financings allowed us to find approximately 85% of our 2003 utility plant expenditures. Net proceeds from issuing long-term debt were used to fund the balance of those expenditures.

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations discussion, during 2004 we received rate relief for Middlesex, Tidewater and the Pinelands Companies. We also plan to file for a base rate increase for Middlesex in 2005 in conjunction with the completion of the raw water pipeline project (see Capital Expenditures and Commitments). There is no certainty, however, that the BPU will approve any or all of this or other future requested increases.

Sources of Liquidity

Short-Term Debt. The Board of Directors has authorized lines of credit for up to an aggregate of $40.0 million. As of December 31, 2004, the Company has established revolving lines of credit aggregating $33.0 million. At December 31, 2004, the outstanding borrowings under these credit lines were $11.0 million at a weighted average interest rate of 3.42%. As of that date, the Company had borrowing capacity of $22.0 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $8.9 million and $14.0 million at 2.37% and 1.89% for the years ended December 31, 2004 and 2003, respectively.

Long-Term Debt. Subject to regulatory approval, the Company periodically finances capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the financial markets. A portion of the borrowings under the New Jersey SRF is interest free. We participated in the SRF loan programs during 2004 and will continue to pursue opportunities to participate as circumstances allow us in the future.

During 2004, Middlesex closed on $16.6 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program in order to finance the costs of a new raw water pipeline and our 2005 and 2006 RENEW programs (see Capital Expenditures and Commitments for discussion of these projects). The proceeds of these bonds and any interest earned are held by a trustee, and are classified as Restricted Cash on the Consolidated Balance Sheet.

During 2004, Tidewater closed on a Delaware SRF loan of $0.8 million to fund a portion of its multi-year capital program. The Delaware SRF program will allow, but does not obligate, Tidewater to draw down against a General Obligation Note for three specific projects.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. Periodically, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes. During 2004, the Company issued $15.1 million of common stock, which included a common stock offering of 700,000 shares that was priced at $19.80 in May. The majority of the net proceeds of approximately $12.9 million from the common stock offering were used to repay most of the Company's short-term borrowings outstanding at that time.

Capital Expenditures and Commitments

As shown in the following table, we expect our capital expenditures in 2005 and 2006 to increase over 2004. These increases are attributable to a major pipeline installation in the Middlesex system and continued customer growth and service improvement requirements in our Tidewater systems in Delaware, where we spent $12.8 million on utility plant in 2004. At this time we have not determined any amounts anticipated to be spent by TESI in the table below.

                                                       (Millions of Dollars)
                                                       2005     2006     2007
                                                      -----    -----    -----
            Delaware Systems                          $16.5    $18.1    $ 9.3
            Raw Water Line                              3.4       --       --
            RENEW Program                               3.3      3.3      3.3
            Scheduled Upgrades to Existing Systems      5.3      8.1      3.8
                                                      -----    -----    -----

            Total                                     $28.5    $29.5    $16.4
                                                      =====    =====    =====

Under our capital program for 2005, we plan to expend $16.5 million for water system additions and improvements for our Delaware systems, which include the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $3.4 million to complete the new raw water line to the Middlesex primary water treatment plant that began in 2004. We expect to spend $3.3 million for the RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 129 miles of unlined mains in the 730-mile Middlesex System. In 2004, nine miles of unlined mains were cleaned and cement lined. The capital program also includes $5.3 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.1 million for improvements to existing plant, $1.2 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.3 million for hydrants, and $1.6 million for computer systems and various other items.

To pay for our capital program in 2005, we will utilize internally generated funds and funds available under existing NJEIT loans (currently, $8.3 million) and Delaware SRF loans (currently, $1.8 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $33.0 million of available lines of credit with four financial institutions. As of December 31, 2004, we had $11.0 million outstanding against the lines of credit.

Going forward into 2006 through 2007, we currently project that we will be required to expend approximately $45.9 million for capital projects. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under the SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company's balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company's underlying consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2004.

                                                            Payment Due by Period
                                                            (Millions of Dollars)
                                                         Less
                                                         than         1-3         4-5     More than
                                             Total      1 Year       Years       Years     5 Years
                                            ------      ------      ------      ------     -------
            Long-term Debt                  $116.4      $  1.1      $  3.4      $  3.9      $108.0
            Notes Payable                     11.0        11.0          --          --          --
            Interest on Long-term Debt       104.0         5.6        11.2        10.2        77.0
            Purchased Water Contracts         21.7         3.9         4.5         4.5         8.8
            Wastewater Operations             63.0         3.8         7.8         8.3        43.1
                                            ------      ------      ------      ------      ------
            Total                           $316.1      $ 25.4      $ 26.9      $ 26.9      $236.9
                                            ======      ======      ======      ======      ======

Guarantees

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments began at $6.4 million in the first year and will increase over the term of the contract to $10.2 million at the end of the contract.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2004, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

      Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 86% of Operating Revenues and 99% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 71, "Accounting For the Effects of Certain Types of Regulation" (SFAS 71).

In accordance with SFAS No. 71, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment will require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded would be treated differently by the regulators in the future.

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

Revenues from the Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors and are not significant, are recorded upon approval of the amount by Perth Amboy.

      Pension Plan

We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service.

The discount rate utilized for determining future pension obligations has decreased from 6.75% at December 31, 2002 to 6.00% at December 31, 2003 to 5.875% at December 31, 2004. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.1 million in 2004. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to
7.5%) would have increased the net periodic pension cost in 2004 by approximately $0.1 million.

The discount rate for determining future pension obligations are determined based on market rates for long-term, high-quality corporate bonds at our December 31 measurement date. The expected long-term rate of return for pension assets is determined based on historical returns and our asset allocation.

Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Recent Accounting Standards

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No.123(R) "Share-Based Payment", which replaces SFAS No.123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective for quarters beginning after June 15, 2005. The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in quarters beginning after June 15, 2005. The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussions with its Actuary, Management determined the effect of the Medicare Drug Act was not considered a significant event and thus the Company will account for the effects of FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 will not have a material effect on the Company's financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 further defines the meaning of an "other-than-temporary impairment" and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1. When an impairment is other-than-temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, "Effective date of Paragraph's 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.1 million of the current portion of ten existing long-term debt instruments will mature. Combining this amount with the $11.0 million in short-term debt outstanding at December 31, 2004, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 8. Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Middlesex Water Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 15, 2005

                                         MIDDLESEX WATER COMPANY
                                       CONSOLIDATED BALANCE SHEETS
                                                                                              December 31,
ASSETS                                                                                    2004            2003
==================================================================================================================
UTILITY PLANT:                Water Production                                        $ 82,340,798    $ 77,265,782
                              Transmission and Distribution                            188,026,091     174,455,437
                              General                                                   20,451,215      19,776,293
                              Construction Work in Progress                             13,013,391       2,798,070
                              ------------------------------------------------------------------------------------
                              TOTAL                                                    303,831,495     274,295,582
                              Less Accumulated Depreciation                             52,017,761      47,510,797
                              ------------------------------------------------------------------------------------
                              UTILITY PLANT - NET                                      251,813,734     226,784,785
                              ------------------------------------------------------------------------------------

==================================================================================================================
CURRENT ASSETS:               Cash and Cash Equivalents                                  4,034,768       3,005,610
                              Accounts Receivable, net                                   6,316,853       5,682,608
                              Unbilled Revenues                                          3,572,713       3,234,788
                              Materials and Supplies (at average cost)                   1,203,906       1,419,142
                              Prepayments                                                  823,976       1,009,304
                              ------------------------------------------------------------------------------------
                              TOTAL CURRENT ASSETS                                      15,952,216      14,351,452

==================================================================================================================
DEFERRED CHARGES              Unamortized Debt Expense                                   3,172,254       3,272,783
AND OTHER ASSETS:             Preliminary Survey and Investigation Charges               1,032,182       1,380,771
                              Regulatory Assets                                          8,198,565       8,216,117
                              Operations Contracts Fees Receivable                         685,599         699,806
                              Restricted Cash                                           13,257,106       3,825,420
                              Non-utility Assets - Net                                   4,552,023       4,147,685
                              Other                                                        465,419         513,116
                              ------------------------------------------------------------------------------------
                              TOTAL DEFERRED CHARGES AND OTHER ASSETS                   31,363,148      22,055,698
                              ------------------------------------------------------------------------------------
                              TOTAL ASSETS                                            $299,129,098    $263,191,935
                              ------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
==================================================================================================================
CAPITALIZATION:               Common Stock, No Par Value                              $ 71,979,902    $ 56,924,028
                              Retained Earnings                                         23,103,908      22,668,348
                              Accumulated Other Comprehensive Income, net of tax            44,841          50,808
                              ====================================================================================
                              TOTAL COMMON EQUITY                                       95,128,651      79,643,184
                              ====================================================================================
                              Preferred Stock                                            4,063,062       4,063,062
                              Long-term Debt                                           115,280,649      97,376,847
                              ------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION                                     214,472,362     181,083,093

==================================================================================================================
CURRENT                       Current Portion of Long-term Debt                          1,091,351       1,067,258
LIABILITIES:                  Notes Payable                                             11,000,000      12,500,000
                              Accounts Payable                                           6,001,806       4,777,400
                              Accrued Taxes                                              6,784,380       6,258,739
                              Accrued Interest                                           1,703,131       1,810,639
                              Unearned Revenues and Advanced Service Fees                  387,156         602,854
                              Other                                                        795,456         678,596
                              ------------------------------------------------------------------------------------
                              TOTAL CURRENT LIABILITIES                                 27,763,280      27,695,486

==================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

==================================================================================================================
DEFERRED CREDITS              Customer Advances for Construction                        12,366,060      11,711,846
AND OTHER LIABILITIES:        Accumulated Deferred Investment Tax Credits                1,696,566       1,775,183
                              Accumulated Deferred Income Taxes                         14,556,153      14,125,970
                              Employee Benefit Plans                                     5,464,056       5,086,988
                              Regulatory Liability - Cost of Utility Plant Removal       5,363,152       4,830,308
                              Other                                                        849,551         909,498
                              ------------------------------------------------------------------------------------
                              TOTAL DEFERRED CREDITS AND OTHER LIABILITIES              40,295,538      38,439,793

==================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                    16,597,918      15,973,563
                              ------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION AND LIABILITIES                    $299,129,098    $263,191,935
                              ------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                   MIDDLESEX WATER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                        2004             2003             2002
==================================================================================================
Operating Revenues                                  $ 70,991,146     $ 64,111,214     $ 61,932,786
--------------------------------------------------------------------------------------------------

Operating Expenses:
    Operations                                        36,519,355       32,666,099       29,918,921
    Maintenance                                        3,464,036        3,529,113        2,847,209
    Depreciation                                       5,846,191        5,362,727        4,963,268
    Other Taxes                                        8,228,354        7,815,918        7,737,155
    Income Taxes                                       3,814,418        3,237,218        3,999,295
--------------------------------------------------------------------------------------------------

        Total Operating Expenses                      57,872,354       52,611,075       49,465,848
==================================================================================================

               Operating Income                       13,118,792       11,500,139       12,466,938
--------------------------------------------------------------------------------------------------

Other Income (Expense):
    Allowance for Funds Used During Construction         606,019          315,919          269,668
    Other Income                                         221,950          131,499          249,324
    Other Expense                                        (32,676)         (89,931)         (77,114)
--------------------------------------------------------------------------------------------------

        Total Other Income, net                          795,293          357,487          441,878

Interest Charges                                       5,468,576        5,227,030        5,143,463
--------------------------------------------------------------------------------------------------

Net Income                                             8,445,509        6,630,596        7,765,353

Preferred Stock Dividend Requirements                    254,786          254,786          254,786
--------------------------------------------------------------------------------------------------

Earnings Applicable to Common Stock                 $  8,190,723     $  6,375,810     $  7,510,567
==================================================================================================

Earnings per share of Common Stock:
    Basic                                           $       0.74     $       0.61     $       0.73
    Diluted                                         $       0.73     $       0.61     $       0.73

Average Number of
    Common Shares Outstanding :
    Basic                                             11,079,835       10,475,295       10,280,302
    Diluted                                           11,422,975       10,818,435       10,623,442

Cash Dividends Paid per Common Share                $      0.663     $      0.649     $      0.634

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Twelve Months Ended December 31,
                                                               2004             2003             2002
                                                           ==============================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $  8,445,509     $  6,630,596     $  7,765,353
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                       6,387,808        5,633,863        5,436,525
          Provision for Deferred Income Taxes and ITC           603,275          306,919          197,714
          Allowance for Funds Used During Construction         (606,019)        (315,919)        (269,668)
      Changes in Assets and Liabilities:
          Accounts Receivable                                  (634,245)         345,694          637,418
          Unbilled Revenues                                    (337,925)         (53,697)        (380,076)
          Materials & Supplies                                  215,236         (228,805)        (162,417)
          Prepayments                                           185,328         (193,912)          54,301
          Other Assets                                         (578,048)         275,802         (256,683)
          Operations Contracts Receivable                        14,207         (699,806)              --
          Accounts Payable                                    1,224,406        2,260,431         (476,148)
          Accrued Taxes                                         528,715          333,815         (432,126)
          Accrued Interest                                     (107,508)         196,361         (199,618)
          Employee Benefit Plans                                377,068         (192,749)          17,061
          Unearned Revenue & Advanced Service Fees             (215,698)         186,265           71,316
          Other Liabilities                                      56,913         (236,431)        (803,949)

---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    15,559,022       14,248,427       11,199,003
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                           (29,860,100)     (19,574,205)     (16,489,095)
      Cash Surrender Value & Other Investments                 (273,837)        (466,290)          (4,438)
      Restricted Cash                                        (9,431,686)       2,321,158        2,843,996
      Proceeds from Real Estate Dispositions                         --          532,922               --
      Preliminary Survey & Investigation Charges                348,589         (282,303)        (154,846)
      Other Assets                                                   --          (47,264)         (68,179)

---------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (39,217,034)     (17,515,982)     (13,872,562)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                           (1,067,258)        (884,427)      (6,443,836)
      Proceeds from Issuance of Long-term Debt               18,995,153       11,205,723        6,067,350
      Net Short-term Bank Borrowings (Repayments)            (1,500,000)      (5,150,000)       4,425,000
      Deferred Debt Issuance Expenses                           (65,219)        (194,484)        (510,818)
      Common Stock Issuance Expense                            (379,534)        (103,284)          (3,688)
      Restricted Cash                                                --              121          219,588
      Proceeds from Issuance of Common Stock                 15,055,874        3,609,859        3,214,548
      Payment of Common Dividends                            (7,375,629)      (6,791,254)      (6,510,494)
      Payment of Preferred Dividends                           (254,786)        (254,786)        (254,786)
      Construction Advances and Contributions-Net             1,278,569        1,897,803          874,205
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    24,687,170        3,335,271        1,077,069
---------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                      1,029,158           67,716       (1,596,490)
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                3,005,610        2,937,894        4,534,384
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  4,034,768     $  3,005,610     $  2,937,894
---------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest                                             $  5,409,803     $  5,061,878     $  5,103,787
      Interest Capitalized                                 $   (606,019)    $   (315,919)    $   (269,668)
      Income Taxes                                         $  3,074,513     $  2,472,000     $  4,237,000
---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                               AND LONG-TERM DEBT

                                                                                 December 31,
                                                                             2004             2003
======================================================================================================
Common Stock, No Par Value
     Shares Authorized - 20,000,000
     Shares Outstanding - 2004 - 11,358,772                             $  71,979,902     $ 56,924,028
                          2003 - 10,566,937

Retained Earnings                                                          23,103,908       22,668,348
Accumulated Other Comprehensive Income, net of tax                             44,841           50,808
------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                                95,128,651       79,643,184
------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                              1,562,505        1,562,505
     Shares Outstanding, $8.00 Series - 12,000                              1,398,857        1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -  1,017                                101,700          101,700
     Shares Outstanding, $4.75 Series - 10,000                              1,000,000        1,000,000
------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                               4,063,062        4,063,062
------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                    3,063,389        3,136,531
   6.25%, Amortizing Secured Note, due May 22, 2028                         9,835,000       10,255,000
   4.22%, State Revolving Trust Note, due December 31, 2022                   784,000          192,281
   3.60%, State Revolving Trust Note, due May 1, 2025                       2,348,316          580,792
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021          790,000          820,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                    652,306          690,833

   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                 12,000,000       12,000,000
      5.25%, Series T, due October 1, 2023                                  6,500,000        6,500,000
      6.40%, Series U, due February 1, 2009                                15,000,000       15,000,000
      5.25%, Series V, due February 1, 2029                                10,000,000       10,000,000
      5.35%, Series W, due February 1, 2038                                23,000,000       23,000,000
      0.00%, Series X, due September 1, 2018                                  755,006          807,956
      4.25% to 4.63%, Series Y, due September 1, 2018                         920,000          965,000
      0.00%, Series Z, due September 1, 2019                                1,679,979        1,792,435
      5.25% to 5.75%, Series AA, due September 1, 2019                      2,085,000        2,175,000
      0.00%, Series BB, due September 1, 2021                               2,048,095        2,168,277
      4.00% to 5.00%, Series CC, due September 1, 2021                      2,275,000        2,360,000
      5.10%, Series DD, due January 1, 2032                                 6,000,000        6,000,000
      0.00%, Series EE, due September 1, 2024                               7,715,909               --
      3.00% to 5.50%, Series FF, due September 1, 2024                      8,920,000               --
------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                           116,372,000       98,444,105
------------------------------------------------------------------------------------------------------
                            Less: Current Portion of Long-term Debt        (1,091,351)      (1,067,258)
------------------------------------------------------------------------------------------------------
                               TOTAL LONG-TERM DEBT                     $ 115,280,649     $ 97,376,847
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
            CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                                                                    Accumulated
                                                   Common           Common                             Other
                                                   Stock            Stock           Retained       Comprehensive
                                                   Shares           Amount          Earnings           Income           Total
                                                ===========      ===========      ===========      =============     ===========
Balance at January 1, 2002                       10,168,002      $50,099,621      $22,190,691       $        --      $72,290,312

    Net Income                                                                      7,765,353                          7,765,353
    Dividend Reinvestment & Common
      Stock Purchase Plan                           176,320        2,990,712                                           2,990,712
    Restricted Stock Awards - Net                    12,167          223,836                                             223,836
    Cash Dividends on Common Stock                                                 (6,510,494)                        (6,510,494)
    Cash Dividends on Preferred Stock                                                (254,786)                          (254,786)
    Common Stock Expenses                                                              (3,688)                            (3,688)

                                                -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2002                     10,356,489      $53,314,169      $23,187,076       $        --      $76,501,245

    Net Income                                                                      6,630,596                          6,630,596
    Change in Value of Equity Investments,
     net of $26,000 Income Tax                                                                           50,808           50,808
                                                                                                                     -----------
      Comprehensive Income                                                                                             6,681,404
                                                                                                                     -----------
    Dividend Reinvestment & Common
      Stock Purchase Plan                           192,515        3,263,569                                           3,263,569
    Restricted Stock Awards - Net                    17,933          346,290                                             346,290
    Cash Dividends on Common Stock                                                 (6,791,254)                        (6,791,254)
    Cash Dividends on Preferred Stock                                                (254,786)                          (254,786)
    Common Stock Expenses                                                            (103,284)                          (103,284)

                                                -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2003                     10,566,937      $56,924,028      $22,668,348       $    50,808      $79,643,184

    Net Income                                                                      8,445,509                          8,445,509
    Change in Value of Equity Investments,
     net of $3,000 Income Tax                                                                            (5,967)          (5,967)
                                                                                                                     -----------
      Comprehensive Income                                                                                             8,439,542
    Dividend Reinvestment & Common
      Stock Purchase Plan                            76,935        1,533,507                                           1,533,507
    Issuance of Common Stock                        700,000       13,257,000                                          13,257,000
    Restricted Stock Awards - Net                    14,900          265,367                                             265,367
    Cash Dividends on Common Stock                                                 (7,375,629)                        (7,375,629)
    Cash Dividends on Preferred Stock                                                (254,786)                          (254,786)
    Common Stock Expenses                                                            (379,534)                          (379,534)

                                                -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2004                     11,358,772      $71,979,902      $23,103,908       $    44,841      $95,128,651
                                                ===========      ===========      ===========       ===========      ===========

See Notes to Consolidated Financial Statements.

                             Middlesex Water Company
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company (Bayview). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh), are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Our Tidewater Environmental Services, Inc. subsidiary will commence operations during 2005 as a regulated wastewater utility in Delaware. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

(b) System of Accounts - Middlesex, Pinelands Water, Pinelands Wastewater and Bayview maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey
(BPU). Tidewater and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2004, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2004, 2003 and 2002. These rates have been approved by either the BPU or PSC:

      Source of Supply  1.15% -  3.44%      Transmission and Distribution (T&D):
      Pumping           2.87% -  5.04%      T&D - Mains       1.10% - 3.13%
      Water Treatment   2.71% -  7.64%      T&D - Services    2.12% - 2.81%
      General Plant     2.08% - 17.84%      T&D - Other       1.61% - 4.63%

Non-regulated fixed assets consist primarily of an office building, furniture and fixtures, and transportation equipment. These assets are recorded at original cost and depreciation is calculated based on the estimated useful lives, ranging from 3 to 40 years.

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

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water, Pinelands Wastewater and Bayview capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. For the years ended December 31, 2004, 2003 and 2002 approximately $0.6 million, $0.3 million and $0.3 million of AFUDC was added to the cost of construction projects. AFUDC is calculated using each company's weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for the years ended December 31, 2004, 2003 and 2002 for Middlesex, Tidewater and Bayview were 7.42%, 8.77% and 3.11%, respectively. Pinelands Water and Pinelands Wastewater did not incur AFUDC during the periods covered by this report.

(g) Accounts Receivable - We record bad debt expense based on historical accounts receivable write-offs. The allowance for doubtful accounts at December 31, 2004, 2003 and 2002 was $0.2 million, $0.2 million and $0.1 million, respectively. The corresponding expense for the year ended December 31, 2004, 2003 and 2002 was $0.1 million, $0.2 million and $0.1 million, respectively.

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

Bayview and Southern Shores are unmetered systems. Customers are billed a fixed service charge in accordance with the approved tariff. Southern Shore service charges are billed in advance at the beginning of each month and are recognized as earned. Bayview service charges are billed in advance at the beginning of each calendar quarter and are recognized in revenue ratably over the quarter. Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are not significant, are recorded upon approval of the amount by the City of Perth Amboy.

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

(m) Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123(R) "Share-Based Payment", which replaces SFAS No.123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective for quarters beginning after June 15, 2005. The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in quarters beginning after June 15, 2005. The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussions with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company will account for the effects of FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 will not have a material effect on the Company's financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 further defines the meaning of an "other-than-temporary impairment" and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1. When an impairment is other-than-temporary, the security must be written down to its fair value. EITF 03-1 also requires additional annual quantitative and qualitative disclosures for available for sale and held to maturity impaired investments that are not other-than temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, "Effective date of Paragraph's 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued. The Company does not expect any material effects from the adoption of EITF 03-1 on its financial statements.

(n) Other Comprehensive Income - Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded into a separate section of capitalization on the consolidated balance sheets. The Company's accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized gains on investment holdings.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 86% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service. The discount rate utilized for determining pension costs decreased from 7.25% for the year ended December 31, 2002 to 6.75% for the year ended December 31, 2003 to 6.00% for the year ended December 31, 2004. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Note 2 - Rate and Regulatory Matters

Effective May 27, 2004, Middlesex received approval from the BPU for a 9.5%, or $4.3 million increase in its water rates. This increase represents a portion of Middlesex's November 2003 request for a total rate increase of 17.8% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

Effective June 24, 2004, Pinelands Water and Pinelands Wastewater received approval from the BPU for rate increases of 9.2% and 9.9%, respectively, or approximately $0.13 million in the aggregate. This increase represents a portion of Pinelands' December 2003 request for a total rate increase of approximately $0.25 million to help offset the increasing costs associated with capital improvements, and the operation and maintenance of their systems.

Effective June 25, 2004, Tidewater received approval from the PSC for an interim rate increase of 15%, or $1.5 million increase in its water rates, which includes 4.89% of previously implemented Distribution System Improvement Charges
(DSIC). On October 19, 2004, the PSC approved a settlement between Tidewater and interveners in the matter. The settlement allows the interim rates to become permanent. This increase represents a portion of Tidewater's April 2004 request for a 24% rate increase to accommodate the growth of Tidewater's customer base, improvements to water treatment, fire protection and to interconnect systems for service reliability and back-up. As part of the settlement, Tidewater will be eligible to apply for a second phase rate increase of $0.5 million, provided it completes a number of capital projects within a specified time schedule. Tidewater must file an application for this increase no earlier than March 2005 or later than May 2005. Upon verification of project completion, new rates will become effective 30 days after the filing date. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 1, 2006.

In accordance with the tariff established for Southern Shores, an annual rate increase of 2.8% was implemented on January 1, 2004. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Other than rates for the Southern Shores system, there can be no assurance that any rate increases will be granted or, if granted, that they will be in the amounts we requested.

In the fall of 2002, the BPU approved a 76.7% base rate increase for the Bayview. This translates into additional revenues of less than $0.1 million. Two-thirds of the increase was implemented on January 1, 2003 and the balance became effective July 1, 2003. The new rates are designed to allow for the recovery of operating costs and capital costs incurred to replace the entire water distribution system on Fortescue Island in Southern New Jersey.

We have recorded certain costs as regulatory assets because we believe we will be allowed full recovery of or are currently recovering these costs in the rates that we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.

                                     Years Ended December 31,
                                      (Thousands of Dollars)
                                                               Remaining
                                                               Recovery
         Regulatory Assets                2004      2003        Periods
         -----------------               ------    ------       -------

      Income Taxes                       $6,535    $6,786       Various
      Post-retirement Benefits              697       783       8 years
      Tank Painting                         426       198     3-10 years
      Rate Cases and Other                  541       449    Up to 3 years
                                         ------    ------
      Total                              $8,199    $8,216
                                         ======    ======

The recovery period for income taxes is dependent upon when the temporary differences between tax and book will reverse.

The Company uses the composite deprecation method for its regulated utility operations, which is currently an acceptable method of accounting under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite deprecation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. However, FASB Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), precludes the recognition of expected future costs of removal as a component of depreciation expense unless they are legal obligations under SFAS 143. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of deprecation expense. As of December 31, 2004 and 2003, the Company has approximately $5.4 million and $4.8 million, respectively, of cost of removal recovered in rates in excess of actual costs incurred. These amounts are included in regulatory liabilities.

Bayview, Pinelands Water and Pinelands Wastewater are recovering the acquisition premium of $0.9 million over the remaining life of their Utility Plant. These deferred costs have been included in their rate bases as utility plant and are earning a return on the unamortized costs during the recovery periods.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                  Years Ended December 31,
                                                   (Thousands of Dollars)
                                                2004         2003         2002
-------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%           $ 4,168      $ 3,355      $ 4,000
Tax Effect of:
  Utility Plant Related                          (500)        (171)        (123)
  State Income Taxes - Net                        167          106           80
  Employee Benefits                               (25)         (67)          25
  Other                                             4           14           17
-------------------------------------------------------------------------------
Total Income Tax Expense                      $ 3,814      $ 3,237      $ 3,999
-------------------------------------------------------------------------------

Income tax expense is comprised of the following:

Current:
   Federal                                    $ 3,128      $ 2,835      $ 3,730
   State                                           83           95           82
Deferred:
   Federal                                        512          321          227
   State                                          170           65           39
   Investment Tax Credits                         (79)         (79)         (79)
-------------------------------------------------------------------------------
Total Income Tax Expense                      $ 3,814      $ 3,237      $ 3,999
-------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 2001 has been closed.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

                                                      Years Ended December 31,
                                                       (Thousands of Dollars)
                                                       2004              2003
-------------------------------------------------------------------------------
Utility Plant Related                                $ 21,293          $ 20,522
Customer Advances                                      (4,263)           (4,218)
Employee Benefits                                      (2,568)           (2,209)
Other                                                      94                31
--------------------------------------------------------------------------------
Total Deferred Tax Liability                         $ 14,556          $ 14,126
-------------------------------------------------------------------------------

The Company is required to set up deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. Because management believes that it is probable that these additional taxes will be passed on to ratepayers, an offsetting regulatory asset of $6.5 million and $6.8 million has been recorded at December 31, 2004 and 2003 respectively.

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2004, 2003 and 2002 were $7.4 million, $7.2 million and $6.9 million, respectively. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2004, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

The first agreement was for the sale of water to South Amboy on a wholesale basis. The second agreement, which included Middlesex's wholly-owned subsidiary USA, was a contract to provide management services for a fixed fee. In conjunction with the franchise agreement, the water sales contract was eliminated. In addition, the management services contract was extended through May 2045 and significantly modified to correspond with the terms and conditions of the franchise agreement. Fixed fee revenues recognized under the original contract have been eliminated effective December 1999, in lieu of revenues earned from providing water to South Amboy's 2,900 customers.

Water Supply - Middlesex revised and extended its agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water, effective January 1, 2004. The agreement now expires November 30, 2023 and provides an average purchase of 27 million gallons a day (mgd) up from 20 mgd. Pricing has been modified to include a two tier pricing schedule for the original 20 mgd and the additional 7 mgd. In addition, the agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

                                             (Millions of Dollars)
                                           Years Ended December 31,
            Purchased Water                 2004      2003      2002
            ---------------                -----     -----     -----
            Untreated                      $ 2.2     $ 2.0     $ 1.9
            Treated                          2.0       1.8       1.8
                                           -----     -----     -----
            Total Costs                    $ 4.2     $ 3.8     $ 3.7
                                           =====     =====     =====

Construction - Based on its capital budget, the Company plans to spend approximately $28.5 million in 2005, $29.5 million in 2006 and $16.4 million in 2007 on its construction program.

Litigation - A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, which the Company has accrued for. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

A claim involving a construction subcontractor, the Company's general contractor and the Company concerning a major construction project was settled during October 2004. The matter was instituted in 2001, and related to work required to be performed under a construction contract and related subcontracts and included payment issues and timing/delay issues. The amount that was determined to be due from us for the work performed was $1.4 million and was recorded as an addition to utility plant in service during fiscal 2004.

The Company is defendant in various lawsuits. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 - Short-term Borrowings

Information regarding the Company's short-term borrowings for the years ended December 31, 2004 and 2003 is summarized below:

                                                       (Millions of Dollars)
                                                           2004      2003
            ----------------------------------------------------------------

            Established Lines at Year-End                 $33.0     $25.0
            Maximum Amount Outstanding                     13.5      18.5
            Average Outstanding                             8.9      14.0
            Notes Payable at Year-End                      11.0      12.5
            Weighted Average Interest Rate                 2.37%     1.89%
            Weighted Average Interest Rate at Year-End     3.42%     1.64%

Year-end interest rates on short-term borrowings outstanding ranged from 2.82% to 3.75% and 1.56% to 1.67% as of December 31, 2004 and 2003, respectively. The maturity dates for borrowings outstanding as of December 31, 2004 are: January 3, 2005- $7.0 million; January 21, 2005- $3.0 million; and March 14, 2005- $1.0 million.

The Board of Directors has authorized lines of credit for up to $40.0 million. Short-term borrowings are below the prime rate with some requirements for compensating balances not exceeding 1% of the line.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by the BPU, except where noted.

Common Stock

In May 2004, the Company sold and issued 700,000 shares of its common stock in a public offering that was priced at $19.80. The majority of the net proceeds of approximately $12.9 million were used to repay most of the Company's short-term borrowings outstanding at that time.

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

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2004, is 1,316,725. In each of 2003 and 2002 for specific six month periods, DRP participants had the opportunity to purchase the Company's common stock at a 5% discount with reinvested dividends and optional cash payments. The Company also has a restricted stock plan, which is described in Note 7 - Employee Benefit Plans.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2004, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2004 and 2003, 37,898 shares of preferred stock presently authorized were outstanding and there were no dividends in arrears.

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

Middlesex received approval from the BPU to issue up to $18.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on $16.6 million of First Mortgage Bonds designated as Series EE and FF on November 4, 2004.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. The aggregate annual principal repayment obligations for all other long-term debt are shown below:

                            (Millions of Dollars)
                           Annual              Annual
                  Year   Maturities   Year   Maturities
                  ----   ----------   ----   ----------
                  2005      $1.1      2008      $1.9
                  2006      $1.5      2009      $2.0
                  2007      $1.9

The weighted average interest rate on all long-term debt at December 31, 2004 and 2003 was 5.26% and 6.03%, respectively. Except for the Amortizing Secured Note and Series U First Mortgage Bonds, all of the Company's outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Environmental Infrastructure Trust program ($27.9 million) and the SRF program ($3.1 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE and FF First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series BB and CC proceeds can only be used for the 2004 main cleaning and cement lining programs. Series EE and FF proceeds can only be used for the construction of a raw water pipeline and the 2005 and 2006 main cleaning and cement lining programs.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2004. Basic EPS are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series. All share and per share amounts reflect the three-for-two common stock split, effective January 2, 2002 and the four-for-three common stock split, effective November 14, 2003.

                                                          (In Thousands of Dollars, Except per Share Amounts)
                                                         2004                    2003                    2002
Basic:                                            Income      Shares      Income      Shares      Income      Shares
--------------------------------------------------------------------------------------------------------------------
Net Income                                       $ 8,446      11,080     $ 6,631      10,475     $ 7,765      10,280
Preferred Dividend                                  (255)                   (255)                   (255)
                                                 -------------------------------------------------------------------
Earnings Applicable to Common Stock              $ 8,191      11,080     $ 6,376      10,475     $ 7,510      10,280

Basic EPS                                        $  0.74                 $  0.61                 $  0.73

Diluted:
--------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock              $ 8,191      11,080     $ 6,376      10,475     $ 7,510      10,280

$7.00 Series Dividend                                104         178         104         178         104         178
$8.00 Series Dividend                                 96         165          96         165          96         165
                                                 -------------------------------------------------------------------
Adjusted Earnings Applicable to Common Stock     $ 8,391      11,423     $ 6,576      10,818     $ 7,710      10,623

Diluted EPS                                      $  0.73                 $  0.61                 $  0.73

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

                                             (Thousands of Dollars)
                                                At December 31,
                                         2004                       2003
                                 Carrying       Fair        Carrying      Fair
                                  Amount        Value        Amount       Value
--------------------------------------------------------------------------------
First Mortgage Bonds             $98,899      $101,968      $82,769      $85,734
State Revolving Bonds            $ 1,442      $  1,476      $ 1,511      $ 1,539

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2004 and 2003 was $16.0 million and $14.2 million, respectively. Customer advances for construction have a carrying amount of $12.4 million and $11.7 million at December 31, 2004 and 2003, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension

The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives. The Accumulated Benefit Obligation for all pension plans at December 31, 2004 was $20.9 million.

Postretirement Benefits Other Than Pensions

The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106 on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2004 and 2003, respectively were $0.7 million and $0.8 million.

The Company uses a December 31 measurement date for all of its employee benefit plans. The following table sets forth information relating to the Company's pension plans and other postretirement benefits:

                                                                         (Thousands of Dollars)
                                                                        Years Ended December 31,
                                                             Pension Benefits             Other Benefits
                                                             2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation
Beginning Balance                                          $ 23,671      $ 19,677      $  9,498      $ 7,437
Service Cost                                                    746           684           426          263
Interest Cost                                                 1,387         1,356           580          485
Actuarial (Gain)/Loss                                         1,516         3,039         1,028        1,645
Benefits Paid                                                (1,221)       (1,085)         (399)        (332)
------------------------------------------------------------------------------------------------------------
Ending Balance                                             $ 26,099      $ 23,671      $ 11,133      $ 9,498
------------------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                          $ 18,587      $ 15,846      $  2,582      $ 2,065
Actual Return on Plan Assets                                  1,497         2,768           190           15
Employer Contributions                                          647         1,058         1,057          834
Benefits Paid                                                (1,221)       (1,085)         (399)        (332)
------------------------------------------------------------------------------------------------------------
Ending Balance                                             $ 19,510      $ 18,587      $  3,430      $ 2,582
------------------------------------------------------------------------------------------------------------

Funded Status                                              $ (6,589)     $ (5,084)     $ (7,703)     $(6,916)
Unrecognized Net Transition Obligation                           --            --         1,082        1,217
Unrecognized Net Actuarial (Gain)/Loss                        2,655         1,144         4,835        4,076
Unrecognized Prior Service Cost                                 173           264            (3)          (3)
------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                       $ (3,761)     $ (3,676)     $ (1,789)     $(1,626)
------------------------------------------------------------------------------------------------------------

                                                                      (Thousands of Dollars)
                                                                     Years Ended December 31,
                                                      Pension Benefits                        Other Benefits
                                               2004         2003         2002         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost                                 $   746      $   684      $   724      $   426      $   263      $   222
Interest Cost                                  1,387        1,356        1,300          580          485          463
Expected Return on Plan Assets                (1,492)      (1,272)      (1,281)        (213)        (175)        (125)
Amortization of Net Transition Obligation         --           --            2          135          135          135
Amortization of Net Actuarial (Gain)/Loss         --           --           --          292          143          111
Amortization of Prior Service Cost                92           92           92           --           --           --
---------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                    $   733      $   860      $   837      $ 1,220      $   851      $   806
---------------------------------------------------------------------------------------------------------------------
                                               2004         2003         2002         2004         2003         2002
                                             -------      -------      -------      -------      -------      -------
Actual Return on Plan Assets                    8.18%       17.48%       (9.47%)       6.53%        0.77%        1.38%
Weighted Average Assumptions:
   Expected Return on Plan Assets               8.00%        8.00%        8.00%        7.50%        7.50%        7.50%
   Discount Rate for:
     Benefit Obligation                        5.875%        6.00%        6.75%       5.875%        6.00%        6.75%
     Benefit Cost                               6.00%        6.75%        7.25%        6.00%        6.75%        7.25%
   Compensation Increase for:
     Benefit Obligation                         3.50%        3.50%        3.50%        3.50%        3.50%        3.50%
     Benefit Cost                               3.50%        3.50%        4.25%        3.50%        3.50%        4.25%

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004 and declining by 1.0% per year through 2007 and 0.5% per year to 5% by year 2009. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                      (Thousands of Dollars)
                                                        1 Percentage Point
                                                              Increase         Decrease
---------------------------------------------------------------------------------------
Effect on Current Year's Service and Benefit Cost              $  230          $  (173)
Effect on Benefit Obligation                                    1,714           (1,338)

The following benefit payments, which reflect expected future service, are expected to be paid:

Year                         Pension Benefits          Other Benefits
----                         ----------------          --------------
2005                             $ 1,282                   $  354
2006                               1,269                      367
2007                               1,457                      388
2008                               1,509                      414
2009                               1,528                      452
2010-2014                          8,075                    2,565
                                 -------                   ------
  Totals                         $15,120                   $4,540
                                 =======                   ======

Benefit Plans Assets

The benefit plans asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                             Pension Plan       Other Benefits
                           ---------------     ---------------
      Asset Category        2004      2003      2004      2003      Target   Range
                           -----     -----     -----     -----      ------   -----
      Equity Securities     62.8%     63.1%     54.0%     -0- %       60%    30-65%
      Debt Securities       34.5      33.4      36.9      -0- %       38%    25-70%
      Cash                   2.7       3.5       9.1     100.0%        2%     0-10%
                           -----     -----     -----     -----
      Total                100.0%    100.0%    100.0%    100.0%
                           =====     =====     =====     =====

Middlesex  utilizes  two  investment  firms to manage  its  pension  plan  asset portfolio. One of those investment firms manages the other post-retirement benefits assets. Quarterly meetings are held between the Company's Pension Committee and the investment managers to review their performance and asset allocation. If the current asset allocation is outside the targeted range, the Pension Committee reviews current market conditions and advice provided by the investment managers to determine the appropriateness of rebalancing the portfolio.

The investment objective of the Company is to maximize its long-term return on benefit plan assets, relative to a reasonable level of risk, maintain a diversified investment portfolio and invest in compliance with the Employee Retirement Income Security Act of 1974. The expected long-term rate of return is based on the various asset categories in which it invests and the current expectations and historical performance for these categories.

Equity securities include Middlesex common stock in the amounts of $0.7 million (3.8 percent of total plan assets) and $0.8 million (4.2 percent of total plan assets) at December 31, 2004 and 2003, respectively.

For the pension plan, Middlesex made total cash contributions of $0.6 million in 2004 and expects to make cash contributions of approximately $0.8 million in 2005.

For the other benefit plan, Middlesex made total cash contributions of $1.1 million in 2004 and expects to make cash contributions of approximately $1.2 million in 2005.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions were $0.3 million in 2004, $0.3 million in 2003 and $0.2 million in 2002.

Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 65,233 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death or disability.

The maximum number of shares authorized for grant under this plan is 240,000 shares. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for each of the years ended December 31, 2004, 2003 and 2002 was $0.3 million, $0.3 million and $0.2 million, respectively.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation."

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

                                                   (Thousands of Dollars)
                                              Twelve Months Ended December 31,
Operations by Segments:                      2004          2003          2002
-------------------------------------------------------------------------------
Revenues:
   Regulated                               $ 60,745      $ 55,707      $ 54,398
   Non - Regulated                           10,366         8,500         7,576
Inter-segment Elimination                      (120)          (96)          (41)
-------------------------------------------------------------------------------
Consolidated Revenues                      $ 70,991      $ 64,111      $ 61,933
-------------------------------------------------------------------------------

Operating Income:
   Regulated                               $ 12,569      $ 11,013      $ 12,032
   Non - Regulated                              550           487           435
-------------------------------------------------------------------------------
Consolidated Operating Income              $ 13,119      $ 11,500      $ 12,467
-------------------------------------------------------------------------------

Depreciation:
   Regulated                               $  5,762      $  5,308      $  4,925
   Non - Regulated                               84            55            38
-------------------------------------------------------------------------------
 Consolidated Depreciation                 $  5,846      $  5,363      $  4,963
-------------------------------------------------------------------------------

Other Income, Net:
   Regulated                               $    892      $    506      $    474
   Non - Regulated                               (1)          (33)           22
Inter-segment Elimination                       (96)         (116)          (54)
-------------------------------------------------------------------------------
Consolidated Other Income, Net             $    795      $    357      $    442
-------------------------------------------------------------------------------

Interest Expense:
   Regulated                               $  5,469      $  5,227      $  5,143
   Non - Regulated                               96           116            54
Inter-segment Elimination                       (96)         (116)          (54)
-------------------------------------------------------------------------------
Consolidated Interest Charges              $  5,469      $  5,227      $  5,143
-------------------------------------------------------------------------------

Net Income:
   Regulated                               $  7,993      $  6,292      $  7,361
   Non - Regulated                              453           339           404
-------------------------------------------------------------------------------
Consolidated Net Income                    $  8,446      $  6,631      $  7,765
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Capital Expenditures:
   Regulated                               $ 29,650      $ 19,002      $ 16,060
   Non - Regulated                              210           572           429
-------------------------------------------------------------------------------
Total Capital Expenditures                 $ 29,860      $ 19,574      $ 16,489
-------------------------------------------------------------------------------

                                                         As of         As of
                                                      December 31,  December 31,
                                                          2004          2003
--------------------------------------------------------------------------------
Assets:
   Regulated                                            $296,260      $259,689
   Non - Regulated                                         4,943         5,223
   Inter-segment Elimination                              (2,074)       (1,720)
--------------------------------------------------------------------------------
Consolidated Assets                                     $299,129      $263,192
--------------------------------------------------------------------------------

Note 9 - Quarterly Operating Results - Unaudited

Quarterly operating results for 2004 and 2003 are as follows:

                               (Thousands of Dollars, Except per Share Data)

                               1st        2nd        3rd        4th       Total
2004
--------------------------------------------------------------------------------
Operating Revenues           $15,876    $17,770    $19,856    $17,489    $70,991
Operating Income               2,220      3,110      4,497      3,292     13,119
Net Income                     1,034      1,890      3,362      2,160      8,446
Basic Earnings per Share     $  0.09    $  0.17    $  0.29    $  0.19    $  0.74
Diluted Earnings per Share   $  0.09    $  0.16    $  0.29    $  0.19    $  0.73

2003
--------------------------------------------------------------------------------
Operating Revenues           $14,981    $15,998    $17,586    $15,546    $64,111
Operating Income               2,376      3,108      3,500      2,516     11,500
Net Income                     1,225      1,804      2,393      1,209      6,631
Basic Earnings per Share     $  0.11    $  0.17    $  0.22    $  0.11    $  0.61
Diluted Earnings per Share   $  0.11    $  0.17    $  0.22    $  0.11    $  0.61

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(1) As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or other factors, which could significantly affect internal controls during the quarter ended December 31, 2004.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

(2) Management's Report on Internal Control Over Financial Reporting

The management of Middlesex Water Company (Middlesex or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13A-15(f) and 15d-15(f). Middlesex's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the adequate preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control- Integrated Framework. Based on our assessment, we believe that as of December 31, 2004, the Company's internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex's independent registered public accounting firm has issued their report on our assessment of the Company's internal control over financial reporting. This report appears on pages 50 and 51.


            /s/ Dennis G. Sullivan            /s/ A. Bruce O'Connor
            ---------------------------       --------------------------
            Dennis G. Sullivan                A. Bruce O'Connor
            President                         Vice President and Chief
                                                Financial Officer

Iselin, New Jersey
March 15, 2005

(3) Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Middlesex Water Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Middlesex Water Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt of the Company as of December 31, 2004, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 15, 2005




Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this annual report.

Item 11. Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.    The following Financial  Statements and Supplementary Data are included in
      Part II- Item 8. of this annual report:

      Consolidated Balance Sheets at December 31, 2004 and 2003.

      Consolidated Statements of Income for each of the three years in the period ended December 31, 2004, 2003 and 2002.

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004, 2003 and 2002.

      Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2004 and 2003.

      Consolidated Statements of Common Stockholders Equity and Comprehensive Income for each of the three years in the period ended December 31, 2004, 2003 and 2002.

      Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules
      -----------------------------

      All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.    Exhibits
      --------

      See Exhibit listing immediately following the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY


By:   /s/ Dennis G. Sullivan
      -----------------------------------------------
      Dennis G. Sullivan
      President, Chief Executive Officer and Director

Date: March 16, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 16, 2005.


By:   /s/ A. Bruce O'Connor
      -----------------------------------------------
      A. Bruce O'Connor
      Vice President and Chief Financial Officer


By:   /s/ J. Richard Tompkins
      -----------------------------------------------
      J. Richard Tompkins
      Chairman of the Board and Director


By:   /s/ Dennis G. Sullivan
      -----------------------------------------------
      Dennis G. Sullivan
      President, Chief Executive Officer and Director


By:   /s/ Annette Catino
      -----------------------------------------------
      Annette Catino
      Director


By:   /s/ John C. Cutting
      -----------------------------------------------
      John C. Cutting
      Director


By:   /s/ John R. Middleton
      -----------------------------------------------
      John R. Middleton
      Director


By:   /s/ John P. Mulkerin
      -----------------------------------------------
      John P. Mulkerin
      Director


By:   /s/ Walter G. Reinhard
      -----------------------------------------------
      Walter G. Reinhard
      Director


By:   /s/ Jeffries Shein
      -----------------------------------------------
      Jeffries Shein
      Director

                                  EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits. Exhibits designated with a dagger
(t) are management contracts or compensatory plans.

                                                                                         Previous        Filing's
                                                                                       Registration      Exhibit
Exhibit No.                              Document Description                               No.             No.
=================================================================================================================
   3.1            Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 of 1998 Form 10-K.

   3.2            Bylaws of the Company, as amended                                      33-54922           3.2

   3.3 Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as
                  Exhibit 3.3 of 2003 Form 10-K.

   3.4            Certificate  of  Amendment  to  the  Restated  Certificate  of
                  Incorporation Middlesex Water Company, filed with the State of
                  New Jersey on February 17, 2000,  filed as Exhibit 3.4 of 2003
                  Form 10-K.

   3.5            Certificate  of  Amendment  to  the  Restated  Certificate  of
                  Incorporation Middlesex Water Company, filed with the State of
                  New Jersey on June 5, 2002,  filed as Exhibit 3.5 of 2003 Form
                  10-K.

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

   10.3           Copy of Supplemental  Indenture,  dated as of July 1, 1964 and
                  June 15,  1991,  between the Company  and Union  County  Trust
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

                                  EXHIBIT INDEX

                                                                                         Previous        Filing's
                                                                                       Registration      Exhibit
Exhibit No.                              Document Description                               No.             No.
=================================================================================================================
    10.6          Copy of Supply Agreement,  dated as of February 11, 1988, with modifications  dated  February 25,  1992,  and April 20, 1994, between the Company  and the  Borough of  Sayreville  filed as
                  Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

    10.7          Copy of Water  Purchase  Contract,  dated as of September  25,
                  2003,  between  the Company  and the New Jersey  Water  Supply
                  Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.

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

  (t)10.11        Copy of  Supplemental  Executive  Retirement  Plan,  filed  as
                  Exhibit 10.13 of 1999 Third Quarter Form 10-Q.

  (t)10.12        Copy of 1989 Restricted Stock Plan, filed as Appendix B to the
                  Company's  Definitive Proxy  Statement,  dated and filed April
                  25, 1997.                                                              33-31476         10.22

 (t)10.13(a)      Employment  Agreement  between  Middlesex  Water  Company  and
                  Dennis G.  Sullivan,  filed as Exhibit  10.15(f) of 1999 Third
                  Quarter Form 10-Q.

 (t)10.13(b)      Employment  Agreement  between  Middlesex Water Company and A.
                  Bruce  O'Connor,  filed  as  Exhibit  10.15(c)  of 1999  Third
                  Quarter Form 10-Q.

 (t)10.13(d)      Employment  Agreement  between  Middlesex  Water  Company  and
                  Richard M.  Risoldi,  filed as Exhibit  10.13(d)  of 2003 Form
                  10-K.

 (t)10.13(e)      Employment  Agreement  between  Middlesex  Water  Company  and
                  Kenneth J. Quinn, filed as Exhibit 10.13(e) of 2003 Form 10-K.

 (t)10.13(f)      Employment Agreement between Middlesex Water Company and James
                  P. Garrett, filed as Exhibit 10.13(f) of 2003 Form 10-K.

 (t)10.13(g)      Employment  Agreement  between Tidewater  Utilities,  Inc. and
                  Gerard L.  Esposito,  filed as Exhibit  10.13(g)  of 2003 Form
                  10-K.

 (t)10.13(h)      Consulting  Agreement  between  Middlesex Water Company and J.
                  Richard Tompkins, filed as Exhibit 10.13(h) of 2003 Form 10-K.

(t)*10.13(i)      Employment  Agreement  between  Middlesex  Water  Company  and
                  Dennis W. Doll.

                                  EXHIBIT INDEX

                                                                                         Previous        Filing's
                                                                                       Registration      Exhibit
Exhibit No.                              Document Description                               No.             No.
=================================================================================================================
   10.14          Copy  of  Transmission  Agreement,  dated  October  16,  1992,
                  between  the  Company  and the  Township  of  East  Brunswick.         33-54922         10.23

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

   10.19          Copy  of  Operation,   Maintenance  and  Management   Services
                  Agreement  dated  January 1, 1999  between the Company City of
                  Perth  Amboy,   Middlesex  County  Improvement  Authority  and
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

                                  EXHIBIT INDEX

                                                                                         Previous        Filing's
                                                                                       Registration      Exhibit
Exhibit No.                              Document Description                               No.             No.
=================================================================================================================
    10.22         Copy of Supplemental  Indenture dated October 15, 2001 between
                  Middlesex  Water  Company and First Union  National  Bank,  as
                  Trustee  and copy of Loan  Agreement  dated  November  1, 2001 between the State of New Jersey and  Middlesex  Water  Company
                  (Series BB). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.

    10.23         Copy of Supplemental  Indenture dated October 15, 2001 between
                  Middlesex  Water  Company and First Union  National  Bank,  as
                  Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and
                  Middlesex  Water  Company  (Series  CC).  Filed as Exhibit No.
                  10.22 of the 2001 Form 10-K.

    10.24         Copy of Supplemental  Indenture dated January 15, 2002 between
                  Middlesex  Water  Company and First Union  National  Bank,  as
                  Trustee  and copy of Loan  Agreement  dated  January  1,  2002 between  the New Jersey  Economic  Development  Authority  and
                  Middlesex  Water  Company  (Series  DD),  filed as Exhibit No.
                  10.24 of the 2001 Form 10-K.

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

   *10.26         Copy of Supplemental  Indenture dated October 15, 2004 between
                  Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of
                  New Jersey and Middlesex Water Company (Series EE).

   *10.27         Copy of Supplemental  Indenture dated October 15, 2004 between
                  Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New
                  Jersey Environmental  Infrastructure Trust and Middlesex Water
                  Company (Series FF).

     *21          Middlesex Water Company Subsidiaries.

     *23          Consent of Independent Registered Public Accounting Firm.

     *31          Section 302  Certification  by Dennis G. Sullivan  pursuant to
                  Rules  13a-14 and  15d-14 of the  Securities  Exchange  Act of
                  1934.

    *31.1         Section 302  Certification  by A. Bruce  O'Connor  pursuant to
                  Rules  13a-14 and  15d-14 of the  Securities  Exchange  Act of
                  1934.

                                  EXHIBIT INDEX

                                                                                         Previous        Filing's
                                                                                       Registration      Exhibit
Exhibit No.                              Document Description                               No.             No.
=================================================================================================================
     *32          Section 906 Certification by Dennis G. Sullivan pursuant to 18
                  U.S.C. ss.1350.

    *32.1         Section 906  Certification by A. Bruce O'Connor pursuant to 18
                  U.S.C. ss.1350.