Form 10-Q
period 2005-03-31
MIDDLESEX WATER CO
filed 2005-05-06
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                       1500 Ronson Road, Iselin, NJ 08830
          (Address of principal executive offices, including zip code)

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

                                 Yes |X| No |_|

The number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2005: Common Stock, No Par Value: 11,380,682 shares outstanding.

================================================================================

                                      INDEX

      PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                            ----

      Item 1.  Financial Statements:

               Condensed Consolidated Statements of Income                    1

               Condensed Consolidated Balance Sheets                          2

               Condensed Consolidated Statement of Cash Flows                 3

               Condensed Consolidated Statements of Capital Stock
                 and Long-term Debt                                           4

               Notes to Condensed Consolidated Financial Statements           5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           12

      Item 3.  Quantitative and Qualitative Disclosures of Market Risk       18

      Item 4.  Controls and Procedures                                       18

      PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                             18

      Item 2.  Changes in Securities                                         18

      Item 3.  Defaults upon Senior Securities                               18

      Item 4.  Submission of Matters to a Vote of Security Holders           18

      Item 5.  Other Information                                             19

      Item 6.  Exhibits                                                      19

SIGNATURE                                                                    20

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                        2005            2004
                                                    ===========================

Operating Revenues                                  $16,742,903     $15,875,733
                                                    ---------------------------

Operating Expenses:
     Operations                                       9,041,996       8,904,091
     Maintenance                                        898,685         862,508
     Depreciation                                     1,548,048       1,436,230
     Other Taxes                                      2,083,134       1,945,194
     Income Taxes                                       666,770         507,359
                                                    ---------------------------

          Total Operating Expenses                   14,238,633      13,655,382
                                                    ---------------------------

               Operating Income                       2,504,270       2,220,351

Other Income:
     Allowance for Funds Used During Construction       210,450          49,561
     Other Income                                        55,219          19,806
     Other Expense                                       (8,145)         (3,236)
                                                    ---------------------------

          Total Other Income, net                       257,524          66,131

Interest Charges                                      1,382,092       1,252,842
                                                    ---------------------------

Net Income                                            1,379,702       1,033,640

Preferred Stock Dividend Requirements                    63,697          63,697
                                                    ---------------------------

Earnings Applicable to Common Stock                 $ 1,316,005     $   969,943
                                                    ---------------------------

Earnings per share of Common Stock:
     Basic                                          $      0.12     $      0.09
     Diluted                                        $      0.12     $      0.09

Average Number of
     Common Shares Outstanding :
     Basic                                           11,367,475      10,579,095
     Diluted                                         11,710,615      10,922,235

Cash Dividends Paid per Common Share                $    0.1675     $    0.1650

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             March 31,     December 31,
ASSETS                                                                                         2005            2004
=======================================================================================================================
UTILITY PLANT:                     Water Production                                        $ 84,008,905    $ 82,340,798
                                   Transmission and Distribution                            190,591,871     188,026,091
                                   General                                                   20,503,687      20,451,215
                                   Construction Work in Progress                             12,939,425      13,013,391
                                   ------------------------------------------------------------------------------------
                                   TOTAL                                                    308,043,888     303,831,495
                                   Less Accumulated Depreciation                             53,253,309      52,017,761
                                   ------------------------------------------------------------------------------------
                                   UTILITY PLANT - NET                                      254,790,579     251,813,734
                                   ------------------------------------------------------------------------------------

=======================================================================================================================
CURRENT ASSETS:                    Cash and Cash Equivalents                                  1,739,186       4,034,768
                                   Accounts Receivable, net                                   6,081,133       6,316,853
                                   Unbilled Revenues                                          3,594,987       3,572,713
                                   Materials and Supplies (at average cost)                   1,298,836       1,203,906
                                   Prepayments                                                  591,754         823,976
                                   ------------------------------------------------------------------------------------
                                   TOTAL CURRENT ASSETS                                      13,305,896      15,952,216
                                   ------------------------------------------------------------------------------------

=======================================================================================================================
DEFERRED CHARGES                   Unamortized Debt Expense                                   3,137,481       3,172,254
AND OTHER ASSETS:                  Preliminary Survey and Investigation Charges               1,293,538       1,032,182
                                   Regulatory Assets                                          8,418,941       8,198,565
                                   Restricted Cash                                           10,715,906      13,257,106
                                   Non-utility Assets, net                                    5,363,244       5,237,622
                                   Other                                                        462,932         465,419
                                   ------------------------------------------------------------------------------------
                                   TOTAL DEFERRED CHARGES AND OTHER ASSETS                   29,392,042      31,363,148
                                   ------------------------------------------------------------------------------------
                                    TOTAL ASSETS                                           $297,488,517    $299,129,098
                                   ------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
=======================================================================================================================
CAPITALIZATION:                    Common Stock, No Par Value                              $ 72,369,198    $ 71,979,902
                                   Retained Earnings                                         22,516,420      23,103,908
                                   Accumulated Other Comprehensive Income, net of tax            44,228          44,841
                                   ====================================================================================
                                   TOTAL COMMON EQUITY                                       94,929,846      95,128,651
                                   ====================================================================================
                                   Preferred Stock                                            4,063,062       4,063,062
                                   Long-term Debt                                           115,343,509     115,280,649
                                   ------------------------------------------------------------------------------------
                                   TOTAL CAPITALIZATION                                     214,336,417     214,472,362
                                   ------------------------------------------------------------------------------------

=======================================================================================================================
CURRENT                            Current Portion of Long-term Debt                          1,153,562       1,091,351
LIABILITIES:                       Notes Payable                                              9,500,000      11,000,000
                                   Accounts Payable                                           4,314,812       6,001,806
                                   Accrued Taxes                                              8,699,514       6,784,380
                                   Accrued Interest                                             931,729       1,703,131
                                   Unearned Revenues and Advanced Service Fees                  395,834         387,156
                                   Other                                                        741,153         795,456
                                   ------------------------------------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES                                 25,736,604      27,763,280
                                   ------------------------------------------------------------------------------------

=======================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

=======================================================================================================================
DEFERRED CREDITS                   Customer Advances for Construction                        12,032,771      12,366,060
AND OTHER LIABILITIES:             Accumulated Deferred Investment Tax Credits                1,676,912       1,696,566
                                   Accumulated Deferred Income Taxes                         14,873,351      14,556,153
                                   Employee Benefit Plans                                     5,875,032       5,464,056
                                   Regulatory Liability - Cost of Utility Plant Removal       5,522,494       5,363,152
                                   Other                                                        807,918         849,551
                                   ------------------------------------------------------------------------------------
                                   TOTAL DEFERRED CREDITS AND OTHER LIABILITIES              40,788,478      40,295,538
                                   ------------------------------------------------------------------------------------

=======================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                         16,627,018      16,597,918
                                   ------------------------------------------------------------------------------------
                                   TOTAL CAPITALIZATION AND LIABILITIES                    $297,488,517    $299,129,098
                                   ------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                               2005            2004
                                                            ============================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $ 1,379,702     $ 1,033,640
Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
            Depreciation and Amortization                     1,720,355       1,499,191
            Provision for Deferred Income Taxes and ITC         (25,049)        (58,444)
            Allowance for Funds Used During Construction       (210,450)        (49,561)
       Changes in Assets and Liabilities:
            Accounts Receivable                                 235,720        (201,372)
            Unbilled Revenues                                   (22,274)        (18,363)
            Materials & Supplies                                (94,930)       (228,443)
            Prepayments                                         232,222         161,209
            Other Assets                                        (28,823)         30,126
            Accounts Payable                                 (1,686,994)       (606,899)
            Accrued Taxes                                     1,915,449       1,897,195
            Accrued Interest                                   (771,402)     (1,091,009)
            Employee Benefit Plans                              410,976         211,445
            Unearned Revenue & Advanced Service Fees              8,678         260,004
            Other Liabilities                                   (95,936)         99,805

---------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,967,244       2,938,524
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Utility Plant Expenditures*                           (4,192,222)     (2,935,590)
       Cash Surrender Value & Other Investments                 (85,936)        (57,864)
       Restricted Cash                                        2,541,200         299,378
       Preliminary Survey & Investigation Charges              (261,356)        (94,170)

---------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                        (1,998,314)     (2,788,246)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption of Long-term Debt                            (210,575)       (212,204)
       Proceeds from Issuance of Long-term Debt                 335,646       1,084,746
       Net Short-term Bank (Repayments) Borrowings           (1,500,000)        975,000
       Deferred Debt Issuance Expenses                           (7,500)        (17,512)
       Common Stock Issuance Expense                                 --        (204,286)
       Proceeds from Issuance of Common Stock                   389,296         507,153
       Payment of Common Dividends                           (1,903,493)     (1,744,975)
       Payment of Preferred Dividends                           (63,697)        (63,697)
       Construction Advances and Contributions-Net             (304,189)       (183,889)
---------------------------------------------------------------------------------------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES          (3,264,512)        140,336
---------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                     (2,295,582)        290,614
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              4,034,768       3,005,610
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,739,186     $ 3,296,224
---------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Period for:
       Interest                                             $ 2,111,221     $ 2,453,181
       Interest Capitalized                                 $  (210,450)    $   (49,561)
       Income Taxes                                         $   300,000     $   112,000
---------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                               AND LONG-TERM DEBT
                                   (Unaudited)

                                                                               March 31,        December 31,
                                                                                 2005              2004
============================================================================================================
Common Stock, No Par Value
      Shares Authorized  - 20,000,000
      Shares Outstanding - 2005 - 11,377,403                                 $  72,369,198     $  71,979,902
                           2004 - 11,358,772

Retained Earnings                                                               22,516,420        23,103,908
Accumulated Other Comprehensive Income, net of tax                                  44,228            44,841
------------------------------------------------------------------------------------------------------------
          TOTAL COMMON EQUITY                                                   94,929,846        95,128,651
------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
      Shares Authorized - 100,000
      Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
      Shares Authorized - 140,497
   Convertible:
      Shares Outstanding, $7.00 Series - 14,881                                  1,562,505         1,562,505
      Shares Outstanding, $8.00 Series - 12,000                                  1,398,857         1,398,857
   Nonredeemable:
      Shares Outstanding, $7.00 Series -  1,017                                    101,700           101,700
      Shares Outstanding, $4.75 Series - 10,000                                  1,000,000         1,000,000
------------------------------------------------------------------------------------------------------------
          TOTAL PREFERRED STOCK                                                  4,063,062         4,063,062
------------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                         3,044,055         3,063,389
   6.25%, Amortizing Secured Note, due May 22, 2028                              9,730,000         9,835,000
   4.22%, State Revolving Trust Note, due December 31, 2022                        784,000           784,000
   3.60%, State Revolving Trust Note, due May 1, 2025                            2,683,962         2,348,316
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021               790,000           790,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                         641,580           652,306
   First Mortgage Bonds:
       5.20%, Series S, due October 1, 2022                                     12,000,000        12,000,000
       5.25%, Series T, due October 1, 2023                                      6,500,000         6,500,000
       6.40%, Series U, due February 1, 2009                                    15,000,000        15,000,000
       5.25%, Series V, due February 1, 2029                                    10,000,000        10,000,000
       5.35%, Series W, due February 1, 2038                                    23,000,000        23,000,000
       0.00%, Series X, due September 1, 2018                                      742,578           755,006
       4.25% to 4.63%, Series Y, due September 1, 2018                             920,000           920,000
       0.00%, Series Z, due September 1, 2019                                    1,650,588         1,679,979
       5.25% to 5.75%, Series AA, due September 1, 2019                          2,085,000         2,085,000
       0.00%, Series BB, due September 1, 2021                                   2,014,399         2,048,095
       4.00% to 5.00%, Series CC, due September 1, 2021                          2,275,000         2,275,000
       5.10%, Series DD, due January 1, 2032                                     6,000,000         6,000,000
       0.00%, Series EE, due September 1, 2024                                   7,715,909         7,715,909
       3.00% to 5.50%, Series FF, due September 1, 2024                          8,920,000         8,920,000
------------------------------------------------------------------------------------------------------------
          SUBTOTAL LONG-TERM DEBT                                              116,497,071       116,372,000
------------------------------------------------------------------------------------------------------------
                                  Less: Current Portion of Long-term Debt       (1,153,562)       (1,091,351)
------------------------------------------------------------------------------------------------------------
                                      TOTAL LONG-TERM DEBT                   $ 115,343,509     $ 115,280,649
------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company. Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The consolidated notes within the 2004 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three month periods ended March 31, 2005 and 2004. Information included in the Balance Sheet as of December 31, 2004, has been derived from the Company's audited financial statements for the year ended December 31, 2004.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123(R) "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for fiscal periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussions with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company accounted for the effects of FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 did not have a material effect on the Company's financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), to clarify the term
"conditional asset retirement obligation" as used in Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations." Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

Rate Matters - As part of an approved settlement with the Delaware Public Service Commission (PSC) on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charges (DISC) applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 27, 2006.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Stock Based Compensation - The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123. As discussed in Note 1, SFAS 123(R) is effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

Note 2 - Capitalization

Common Stock -During the three months ended March 31, 2005, there were 18,631 common shares (approximately $0.4 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. On April 28, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005.

Long-term Debt -On May 6, 2005, Tidewater filed an application with the PSC seeking approval to finance up to $16.0 million in the form of long-term debt securities. Of this amount, Tidewater received loan approval in April 2005 under the Delaware State Revolving Fund (SRF) program of $2.0 million. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate is set on the loan closing date and is based on 62.5% of the interest rate for a 10+ year high quality corporate bond. Tidewater has received a commitment letter from CoBank, a rural cooperative financial institution, approving the conversion of Tidewater's existing $7.0 million short-term borrowings with CoBank and an additional $7.0 million of funding for an aggregated $14.0 million mortgage type loan to be repaid over a term of 25 years. The terms of the CoBank loan allows, but does not obligate, Tidewater to draw down against the additional $7.0 million at any time after the loan closing through August 31, 2006. During that period, there is a commitment fee of 12.5 basis points, or 0.125%, on the unused balance. The interest rate for the CoBank loan will be a variable rate set weekly by CoBank, with Tidewater having an option to fix the interest rate at any time over the life of the loan at a margin over CoBank's cost of funds. The SRF and CoBank borrowings must be approved by the PSC prior to the loan closings.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                                                         Three Months Ended March 31,
                                                             Weighted                   Weighted
                                                 2005        Average        2004        Average
      Basic:                                    Income        Shares       Income        Shares
      ------------------------------------------------------------------------------------------
      Net Income                               $ 1,380        11,367      $ 1,034        10,579
      Preferred Dividend                           (64)                       (64)
                                               -------       -------      -------       -------
      Earnings Applicable to Common Stock      $ 1,316        11,367      $   970        10,579

      Basic EPS                                $  0.12                    $  0.09

      ------------------------------------------------------------------------------------------
      Diluted:
      ------------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock      $ 1,316        11,367      $   970        10,579
      $7.00 Series Preferred Dividend               26           179           26           179
      $8.00 Series Preferred Dividend               24           164           24           164
                                               -------       -------      -------       -------
      Adjusted Earnings Applicable to
        Common Stock                           $ 1,366        11,710      $ 1,020        10,922

      Diluted EPS                              $  0.12                    $  0.09

Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report for the period ended December 31, 2004 filed on Form 10-K. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements.

                                                  (Dollars in Thousands)
                                                    Three Months Ended
                                                         March 31,
      Operations by Segments:                     2005               2004
      ---------------------------------------------------------------------
      Revenues:
         Regulated                             $  14,759          $  13,391
         Non - Regulated                           2,014              2,515
      Inter-segment Elimination                      (30)               (30)
                                               ----------------------------
      Consolidated Revenues                    $  16,743          $  15,876
                                               ----------------------------

      Operating Income:
         Regulated                             $   2,374          $   2,073
         Non - Regulated                             130                147
                                               ----------------------------
      Consolidated Operating Income            $   2,504          $   2,220
                                               ----------------------------

      Net Income:
         Regulated                             $   1,273          $     925
         Non - Regulated                             107                109
                                               ----------------------------
      Consolidated Net Income                  $   1,380          $   1,034
                                               ----------------------------

      Capital Expenditures:
         Regulated                             $   4,133          $   2,862
         Non - Regulated                              59                 74
                                               ----------------------------
      Total Capital Expenditures               $   4,192          $   2,936
                                               ----------------------------

                                                 As of              As of
                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
      Assets:
         Regulated                             $ 294,609          $ 296,260
         Non - Regulated                           5,061              4,943
      Inter-segment Elimination                   (2,181)            (2,074)
                                               ----------------------------
      Consolidated Assets                      $ 297,489          $ 299,129
                                               ----------------------------

Note 5 - Short-term Borrowings

The Board of Directors has authorized lines of credit for up to an aggregate of $40.0 million. As of March 31, 2005, the Company has established lines of credit aggregating $40.0 million. At March 31, 2005, the outstanding borrowings under these credit lines were $9.5 million at a weighted average interest rate of 4.05%. As of that date, the Company had borrowing capacity of $30.5 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $10.4 million and $13.8 million at 3.85% and 1.56% for the three months ended March 31, 2005 and 2004, respectively.

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

The Company is a defendant in various lawsuits. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company expects to make cash contributions of $0.8 million during the current year. These contributions are expected to be made during the second quarter of 2005. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

Post-retirement Benefits Other Than Pensions - The Company has a post-retirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make total cash contributions of $1.2 million during the current year. These contributions will be made each quarter during 2005.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                               (Dollars in Thousands)
                                                      Pension Benefits        Other Benefits
                                                      ----------------        --------------
                                                            Three Months Ended March 31,
                                                      2005        2004        2005        2004
                                                     -----------------------------------------
Service Cost                                         $ 264       $ 186       $ 126       $ 106
Interest Cost                                          374         346         161         145
Expected Return on Assets                             (384)       (372)        (66)        (53)
Amortization of Unrecognized Losses                      3          --          82          73
Amortization of Unrecognized Prior Service Cost         23          23          --          --
Amortization of Transition Obligation                   --          --          34          34
                                                     -----------------------------------------
Net Periodic Benefit Cost                            $ 280       $ 183       $ 337       $ 305
                                                     -----------------------------------------

Note 8 - Other Comprehensive Income

Comprehensive income was as follows:

                                                       Three Months Ended
                                                            March 31,
                                                      2005              2004
                                                  -----------------------------

      Net Income                                  $ 1,379,702       $ 1,033,640

      Other Comprehensive Income:
      Change in Value of Equity Investments,
        Net of Income Tax                                (613)               --
                                                  -----------------------------
           Other Comprehensive Income                    (613)               --

                                                  -----------------------------
      Comprehensive Income                        $ 1,379,089       $ 1,033,640
                                                  -----------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Many of these factors are beyond the Company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the

Company's understanding as of the date of this quarterly report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company's business and results of operations, see Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 25,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary commenced operations during 2005 as a regulated wastewater utility in Delaware. Although TESI has responded to numerous requests for proposal, the Company does not have any customers or revenues as of March 31, 2005. Our other Delaware subsidiary, White Marsh, serves 1,900 customers in Kent and Sussex Counties.

Our USA subsidiary provides customers within the Middlesex System a service line maintenance program called LineCareSM.

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

Our ability to increase operating income and net income is based significantly on three factors: weather, adequate and timely rate relief, and customer growth.

Recent Developments

Rate Increases

The Company anticipates that its Middlesex subsidiary will file for a base rate increase with the New Jersey Board of Public Utilities (BPU) during the second quarter of 2005. This increase is intended to recover the costs of increased capital investments, including a $9.7 million raw water pipeline, as well as higher operating and corporate governance expenses.

As part of an approved  settlement with the Delaware  Public Service  Commission
(PSC) on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 1, 2006.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Results of Operations - Three Months Ended March 31, 2005

Operating revenues for the three months ended March 31, 2005 increased $0.9 million or 5.5% from the same period in 2004. Water sales improved by $0.9 million in our New Jersey systems, which was primarily a result of base rate increases. The increased water sales were partially offset by decreased water consumption during the current year period as compared to the prior year.

Revenues rose in our Delaware service territories by $0.5 million. Customer growth in Delaware provided additional water consumption sales, facility charges and connection fees totaling $0.4 million. Base rate increases accounted for $0.1 million of the increase.

USA had reduced revenues of $0.5 million as compared to the same period in 2004. This reduction was due to our meter services venture completing its original contracts during December 2004. USA has not bid on, and consequently has not obtained any additional meter services contracts for 2005. Revenues for all of our other operations were consistent with the same period in 2004.

While we anticipate continued growth in the number of customers and increased water consumption among our Delaware systems, such growth and increased consumption cannot be guaranteed. Weather conditions may adversely impact future water consumption in spite of anticipated growth in the number of customers. Our New Jersey systems are also highly dependent on the effects of weather. Our ability to generate operating revenues by our meter services venture is dependent upon our ability to obtain additional contracts, and there can be no assurance that we will be the successful bidder. USA did not submit bids for any meter service contracts during the first quarter and currently does not expect to submit any bids in the second quarter. As a result of anticipated regulation of wastewater services in Delaware, we have established a new regulated wastewater operation (TESI) that commenced operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary to exceed its revenues in the near term.

Operating expenses increased $0.6 million or 4.3%. Operation and maintenance expenses increased $0.2 million or 1.8%. Payroll and benefits costs, insurance and corporate governance related fees increased $0.3 million. Water treatment costs for the Middlesex System increased $0.1 million. The continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses of $0.2 million. These increases were partially offset by reduced costs related to our meter services venture, which decreased $0.5 million due to the completion of the original projects during December 2004. All other operating expenses increased $0.1 million.

Depreciation expense increased $0.1 million or 7.8%, primarily as a result of a higher level of utility plant in service. Since March 31, 2004, our net investment in utility plant has increased by $21.9 million.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues. Higher income taxes of $0.2 million over the prior year are attributable to improved operating results for 2005 as compared to 2004.

Other income increased $0.2 million, primarily due to higher AFUDC as a result of increases in capital projects in New Jersey and Delaware.

Interest expense increased by $0.1 million, primarily due to higher average long-term borrowings and higher average interest rates charged on short-term borrowings as compared to the prior year period.

Net income increased by 33.5% to $1.4 million, and basic and diluted earnings per share increased from $0.09 to $0.12.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2005, cash flows from operating activities were $3.0 million, which was comparable to the prior year. The $3.0 million of net cash flow from operations allowed us to fund approximately 71% of our utility plant expenditures for the period, with the remainder funded with restricted cash from the proceeds of previously issued long-term borrowings.

The Company's capital program for 2005 is estimated to be $28.5 million and includes $16.5 million for water system additions and improvements for our Delaware systems, $3.4 million to complete the new raw water line to the Middlesex primary water treatment plant that began in 2004, and $3.3 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There remains a total of approximately 129 miles of unlined mains in the 730-mile Middlesex System. The capital program also includes $5.3 million for other scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.1 million for improvements to existing plant, $1.2 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.3 million for hydrants, and $1.6 million for computer systems and various other items.

To pay for our capital program in 2005, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $9.1 million) and Delaware State Revolving Fund (SRF) loans (currently, $1.5 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $40.0 million of available lines of credit with three commercial banks. As of March 31, 2005, there was $9.5 million outstanding against the lines of credit.

On May 6, 2005, Tidewater filed an application with the PSC seeking approval to finance up to $16.0 million in the form of long-term debt securities. Of this amount, Tidewater received loan approval in April 2005 under the Delaware SRF program of $2.0 million. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate is set on the loan closing date and is based on 62.5% of the interest rate for a 10+ year high quality corporate bond. Tidewater has received a commitment letter from CoBank, a rural cooperative financial institution, approving the conversion of Tidewater's existing $7.0 million short-term borrowings with CoBank and an additional $7.0 million of funding for an aggregated $14.0 million mortgage type loan to be repaid over a term of 25 years. The terms of the CoBank loan allows, but does not obligate, Tidewater to draw down against the additional $7.0 million at any time after the loan closing through August 31, 2006. During that period, there is a commitment fee of 12.5 basis points, or 0.125%, on the unused balance. The interest rate for the CoBank loan will be a variable rate set weekly by CoBank, with Tidewater having an option to fix the interest rate at any time over the life of the loan at a margin over CoBank's cost of funds. The SRF and CoBank borrowings must be approved by the PSC prior to the loan closings.

The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. On April 27, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

Going forward into 2006 through 2007, we currently project that we will expend approximately $45.9 million for capital projects. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described in our overview section, we have recently received rate relief for Middlesex, the Pinelands Companies and Tidewater. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123(R) "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for fiscal periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on Management's discussions with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company accounted for the effects of FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 did not have a material effect on the Company's financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditioned Asset Retirement Obligations" (FIN 47), to clarify the term
"conditional asset retirement obligation" as used in Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations." Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended March 31, 2005.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

None.

Item 6. Exhibits

31 Section 302 Certification by Dennis G. Sullivan pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1 Section 302 Certification by A. Bruce O'Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32 Section 906 Certification by Dennis G. Sullivan pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 906 Certification by A. Bruce O'Connor pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MIDDLESEX WATER COMPANY


                                        By:  /s/ A. Bruce O'Connor
                                             ---------------------
                                               A. Bruce O'Connor
                                               Vice President and
                                            Chief Financial Officer

Date: May 6, 2005