Form 10-Q
period 2005-06-30
MIDDLESEX WATER CO
filed 2005-08-09
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                                 Yes |X| No |_|

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2005: Common Stock, No Par Value: 11,453,119 shares outstanding.

================================================================================

                                      INDEX


     PART I.      FINANCIAL INFORMATION                                     PAGE
                                                                            ----

     Item 1.      Financial Statements:
                  Condensed Consolidated Statements of Income                 1
                  Condensed Consolidated Balance Sheets                       2
                  Condensed Consolidated Statement of Cash Flows              3
                  Condensed Consolidated Statements of Capital Stock
                    and Long-term Debt                                        4
                  Notes to Unaudited Condensed Consolidated
                    Financial Statements                                      5

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

     Item 3.      Quantitative and Qualitative Disclosures of Market Risk    19

     Item 4.      Controls and Procedures                                    19


     PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings                                           19

     Item 2.      Changes in Securities                                       19

     Item 3.      Defaults upon Senior Securities                             19

     Item 4.      Submission of Matters to a Vote of Security Holders         20

     Item 5.      Other Information                                           20

     Item 6.      Exhibits                                                    20

SIGNATURE                                                                     21

                                          MIDDLESEX WATER COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2005             2004            2005            2004
                                                  ----------------------------    ----------------------------
Operating Revenues                                $ 18,430,751    $ 17,769,913    $ 35,173,654    $ 33,645,646
                                                  ----------------------------    ----------------------------

Operating Expenses:
   Operations                                        9,409,108       9,357,580      18,451,104      18,261,671
   Maintenance                                         979,119         808,459       1,877,804       1,670,967
   Depreciation                                      1,620,159       1,449,469       3,168,207       2,885,699
   Other Taxes                                       2,163,520       2,026,107       4,246,654       3,971,301
   Income Taxes                                        894,714       1,018,643       1,561,484       1,526,002
                                                  ----------------------------    ----------------------------

       Total Operating Expenses                     15,066,620      14,660,258      29,305,253      28,315,640
                                                  ----------------------------    ----------------------------

               Operating Income                      3,364,131       3,109,655       5,868,401       5,330,006

Other Income (Expense):
   Allowance for Funds Used During Construction        140,456          80,721         350,906         130,282
   Other Income                                         35,943         117,759          91,162         137,565
   Other Expense                                       (16,324)        (26,440)        (24,469)        (29,676)
                                                  ----------------------------    ----------------------------

       Total Other Income, net                         160,075         172,040         417,599         238,171

Interest Charges                                     1,578,078       1,391,364       2,960,170       2,644,206
                                                  ----------------------------    ----------------------------

Net Income                                           1,946,128       1,890,331       3,325,830       2,923,971

Preferred Stock Dividend Requirements                   63,696          63,696         127,393         127,393
                                                  ----------------------------    ----------------------------

Earnings Applicable to Common Stock               $  1,882,432    $  1,826,635    $  3,198,437    $  2,796,578
                                                  ----------------------------    ----------------------------

Earnings per share of Common Stock:
   Basic                                          $       0.17    $       0.17    $       0.28    $       0.26
   Diluted                                        $       0.16    $       0.16    $       0.28    $       0.26

Average Number of
   Common Shares Outstanding :
   Basic                                            11,392,964      11,068,164      11,380,290      10,823,630
   Diluted                                          11,736,104      11,411,304      11,723,430      11,166,770

Cash Dividends Paid per Common Share              $     0.1675    $     0.1650    $     0.3350    $     0.3300


See Notes to Condensed Consolidated Financial Statements.


                                           MIDDLESEX WATER COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                                       June 30,           December 31,
ASSETS                                                                                   2005                 2004
=====================================================================================================================
UTILITY PLANT:            Water Production                                          $ 90,016,001         $ 82,340,798
                          Transmission and Distribution                              195,627,732          188,026,091
                          General                                                     23,235,929           20,451,215
                          Construction Work in Progress                                4,522,572           13,013,391
                          -------------------------------------------------------------------------------------------
                          TOTAL                                                      313,402,234          303,831,495
                          Less Accumulated Depreciation                               52,843,576           52,017,761
                          -------------------------------------------------------------------------------------------
                          UTILITY PLANT - NET                                        260,558,658          251,813,734
                          -------------------------------------------------------------------------------------------

=====================================================================================================================
CURRENT ASSETS:           Cash and Cash Equivalents                                    1,775,866            4,034,768
                          Accounts Receivable, net                                     6,887,716            6,316,853
                          Unbilled Revenues                                            4,469,823            3,572,713
                          Materials and Supplies (at average cost)                     1,484,304            1,203,906
                          Prepayments                                                  1,148,964              823,976
                          -------------------------------------------------------------------------------------------
                          TOTAL CURRENT ASSETS                                        15,766,673           15,952,216
                          -------------------------------------------------------------------------------------------

=====================================================================================================================
DEFERRED CHARGES          Unamortized Debt Expense                                     3,095,555            3,172,254
AND OTHER ASSETS:         Preliminary Survey and Investigation Charges                 1,525,533            1,032,182
                          Regulatory Assets                                            8,185,848            8,198,565
                          Restricted Cash                                              8,943,926           13,257,106
                          Non-utility Assets, net                                      5,573,584            5,237,622
                          Other                                                          554,826              465,419
                          -------------------------------------------------------------------------------------------
                          TOTAL DEFERRED CHARGES AND OTHER ASSETS                     27,879,272           31,363,148
                          -------------------------------------------------------------------------------------------
                           TOTAL ASSETS                                            $ 304,204,603        $ 299,129,098
                          -------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
=====================================================================================================================
CAPITALIZATION:           Common Stock, No Par Value                                $ 73,187,022         $ 71,979,902
                          Retained Earnings                                           22,492,587           23,103,908
                          Accumulated Other Comprehensive Income, net of tax              53,888               44,841
                          ===========================================================================================
                          TOTAL COMMON EQUITY                                         95,733,497           95,128,651
                          ===========================================================================================
                          Preferred Stock                                              4,063,062            4,063,062
                          Long-term Debt                                             115,376,100          115,280,649
                          -------------------------------------------------------------------------------------------
                          TOTAL CAPITALIZATION                                       215,172,659          214,472,362
                          -------------------------------------------------------------------------------------------

=====================================================================================================================
CURRENT                   Current Portion of Long-term Debt                            1,185,882            1,091,351
LIABILITIES:              Notes Payable                                               14,000,000           11,000,000
                          Accounts Payable                                             5,070,380            6,001,806
                          Accrued Taxes                                                7,204,777            6,784,380
                          Accrued Interest                                             1,942,373            1,703,131
                          Unearned Revenues and Advanced Service Fees                    463,696              387,156
                          Other                                                          659,381              795,456
                          -------------------------------------------------------------------------------------------
                          TOTAL CURRENT LIABILITIES                                   30,526,489           27,763,280
                          -------------------------------------------------------------------------------------------

=====================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

=====================================================================================================================
DEFERRED CREDITS          Customer Advances for Construction                          12,178,644           12,366,060
AND OTHER LIABILITIES:    Accumulated Deferred Investment Tax Credits                  1,657,258            1,696,566
                          Accumulated Deferred Income Taxes                           14,682,242           14,556,153
                          Employee Benefit Plans                                       6,357,169            5,464,056
                          Regulatory Liability - Cost of Utility Plant Removal         5,431,423            5,363,152
                          Other                                                          812,069              849,551
                          -------------------------------------------------------------------------------------------
                          TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                41,118,805           40,295,538
                          -------------------------------------------------------------------------------------------

=====================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                  17,386,650           16,597,918
                          -------------------------------------------------------------------------------------------
                          TOTAL CAPITALIZATION AND LIABILITIES                     $ 304,204,603        $ 299,129,098
                          ===========================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                       MIDDLESEX WATER COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                    Six Months Ended June 30,
                                                                     2005             2004
                                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 3,325,830       $ 2,923,971
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                            3,509,017         3,020,567
          Provision for Deferred Income Taxes and ITC               (159,513)           39,170
          Allowance for Funds Used During Construction              (350,906)         (130,282)
      Changes in Assets and Liabilities:
          Accounts Receivable                                       (570,863)         (785,289)
          Unbilled Revenues                                         (897,110)         (873,204)
          Materials & Supplies                                      (280,398)         (215,910)
          Prepayments                                               (324,988)         (200,973)
          Other Assets                                              (155,411)         (222,368)
          Accounts Payable                                          (931,426)          669,749
          Accrued Taxes                                              415,736           559,769
          Accrued Interest                                           239,242          (178,028)
          Employee Benefit Plans                                     893,113           (24,223)
          Unearned Revenue & Advanced Service Fees                    76,540           231,263
          Other Liabilities                                         (173,557)              289

----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,615,306         4,814,501
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                (11,592,836)       (9,035,216)
      Cash Surrender Value & Other Investments                      (154,744)          (57,864)
      Restricted Cash                                              4,313,180           823,690
      Preliminary Survey & Investigation Charges                    (493,351)          318,934
      Other Assets                                                         -            25,859

----------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (7,927,751)       (7,924,597)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                  (350,109)         (335,280)
      Proceeds from Issuance of Long-term Debt                       540,091         1,242,581
      Net Short-term Bank (Repayments) Borrowings                  3,000,000        (8,000,000)
      Deferred Debt Issuance Expenses                                 (7,724)          (11,859)
      Common Stock Issuance Expense                                        -          (303,222)
      Proceeds from Issuance of Common Stock                       1,207,120        14,239,689
      Payment of Common Dividends                                 (3,809,758)       (3,608,581)
      Payment of Preferred Dividends                                (127,393)         (127,393)
      Construction Advances and Contributions-Net                    601,316            46,027
----------------------------------------------------------------------------------------------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES                1,053,543         3,141,962
----------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                          (2,258,902)           31,866
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,034,768         3,005,610
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,775,866       $ 3,037,476
----------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Period for:
      Interest                                                   $ 2,779,732       $ 2,822,152
      Interest Capitalized                                       $  (350,906)      $  (130,282)
      Income Taxes                                               $ 1,807,000       $ 1,435,500
----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                            MIDDLESEX WATER COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                               AND LONG-TERM DEBT
                                                  (Unaudited)

                                                                              June 30,            December 31,
                                                                                2005                  2004
===============================================================================================================
Common Stock, No Par Value
     Shares Authorized   -   20,000,000
     Shares Outstanding  -   2005 - 11,419,347                              $ 73,187,022          $ 71,979,902
                             2004 - 11,358,772

Retained Earnings                                                             22,492,587            23,103,908
Accumulated Other Comprehensive Income, net of tax                                53,888                44,841
--------------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                                   95,733,497            95,128,651
--------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                                 1,562,505             1,562,505
     Shares Outstanding, $8.00 Series - 12,000                                 1,398,857             1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -   1,017                                  101,700               101,700
     Shares Outstanding, $4.75 Series - 10,000                                 1,000,000             1,000,000
--------------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                                  4,063,062             4,063,062
--------------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                       3,024,283             3,063,389
   6.25%, Amortizing Secured Note, due May 22, 2028                            9,625,000             9,835,000
   4.22%, State Revolving Trust Note, due December 31, 2022                      769,238               784,000
   3.60%, State Revolving Trust Note, due May 1, 2025                          2,888,407             2,348,316
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021             790,000               790,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                       641,580               652,306
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                    12,000,000            12,000,000
      5.25%, Series T, due October 1, 2023                                     6,500,000             6,500,000
      6.40%, Series U, due February 1, 2009                                   15,000,000            15,000,000
      5.25%, Series V, due February 1, 2029                                   10,000,000            10,000,000
      5.35%, Series W, due February 1, 2038                                   23,000,000            23,000,000
      0.00%, Series X, due September 1, 2018                                     742,578               755,006
      4.25% to 4.63%, Series Y, due September 1, 2018                            920,000               920,000
      0.00%, Series Z, due September 1, 2019                                   1,650,588             1,679,979
      5.25% to 5.75%, Series AA, due September 1, 2019                         2,085,000             2,085,000
      0.00%, Series BB, due September 1, 2021                                  2,014,399             2,048,095
      4.00% to 5.00%, Series CC, due September 1, 2021                         2,275,000             2,275,000
      5.10%, Series DD, due January 1, 2032                                    6,000,000             6,000,000
      0.00%, Series EE, due September 1, 2024                                  7,715,909             7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                         8,920,000             8,920,000
--------------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                              116,561,982           116,372,000
--------------------------------------------------------------------------------------------------------------
                            Less: Current Portion of Long-term Debt           (1,185,882)           (1,091,351)
--------------------------------------------------------------------------------------------------------------
                               TOTAL LONG-TERM DEBT                        $ 115,376,100         $ 115,280,649
--------------------------------------------------------------------------------------------------------------

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

The consolidated notes within the 2004 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. Information included in the Condensed Consolidated Balance Sheets as of December 31, 2004, has been derived from the Company's audited financial statements for the year ended December 31, 2004.

Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.154, "Accounting Changes and Error Corrections" (SFAS 154), which requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS 154 replaces Accounting Principles Bulletin (APB) No. 20, "Accounting Changes" (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle, whereas APB 20 had required accounting for such a change as a change in accounting principle. SFAS 154 carries forward the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate as well as the requirement for justifying a change in accounting principle on the basis of a preference. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company).

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for fiscal periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on discussions with its Actuary, Management determined the effect of the Medicare Drug Act is not considered a significant event and thus the Company will account for the effects of FSP 106-2 at its next measurement date (January 1, 2005). The adoption of FSP 106-2 did not have a material effect on the Company's financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), to clarify the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

Rate Matters - Middlesex filed for a 13.1% base rate increase with the New Jersey Board of Public Utilities (BPU) on May 16, 2005. The requested increase is intended to recover increased costs of operations, maintenance, and taxes, as well as capital investment of approximately $19.2 million since January 2004. Included in the capital investment is $8.7 million for a second raw water pipeline to ensure back-up water supply for our primary treatment plant. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request. We expect a decision on this matter in the first quarter of 2006.

The Company anticipates its Pinelands subsidiaries will file for base rate increases with the BPU during August 2005. The request will be necessitated by increased costs of operations, maintenance, and capital investment. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request.

As part of an approved  settlement with the Delaware  Public Service  Commission
(PSC) on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charges (DSIC) applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 27, 2006. The DSIC allows a utility to promptly begin recovering depreciation expense and a return on the capital invested for eligible distribution system improvements recently placed into service.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Note 2 - Capitalization

Common Stock - On April 28, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005. During the six months ended June 30, 2005, there were 60,575 common shares (approximately $1.2 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt - Tidewater has received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities. Of this amount, Tidewater received loan approval in April 2005 under the Delaware State Revolving Fund (SRF) program of $2.0 million. Tidewater closed on this loan on July 25, 2005. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw down will be set at 3.49%. Tidewater has received a commitment letter from CoBank, a rural cooperative financial institution, approving the conversion of Tidewater's existing $7.0 million short-term borrowings with CoBank and an additional $7.0 million of funding for an aggregated $14.0 million mortgage-type loan to be repaid over a term of 25 years. The terms of the CoBank loan allow but do not obligate, Tidewater to draw down against the additional $7.0 million at any time after the loan closing through August 31, 2006. During that period, there is a commitment fee of 12.5 basis points, or 0.125%, on the unused balance. The interest rate for the CoBank loan will be a variable rate set weekly by CoBank, with Tidewater having an option to fix the interest rate at any time over the life of the loan at a margin over CoBank's cost of funds. The CoBank financing is expected to be completed during the third quarter of 2005.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                                                 Three Months Ended
                                                      June 30,

                                                Weighted              Weighted
                                       2005      Average    2004       Average
Basic:                                Income     Shares    Income      Shares
-----------------------------------------------------------------------------
Net Income                            $ 1,946     11,393   $ 1,890     11,068
Preferred Dividend                        (64)                 (64)
                                      -------    -------   -------    -------
Earnings Applicable to Common Stock   $ 1,882     11,393   $ 1,826     11,068

Basic EPS                             $  0.17              $  0.17

-----------------------------------------------------------------------------
Diluted:
-----------------------------------------------------------------------------
Earnings Applicable to Common Stock   $ 1,882     11,393   $ 1,826     11,068
$7.00 Series Preferred Dividend            26        179        26        179
$8.00 Series Preferred Dividend            24        164        24        164
                                      -------    -------   -------    -------
Adjusted Earnings Applicable to
  Common Stock                        $ 1,932     11,736   $ 1,876     11,411

Diluted EPS                           $  0.16              $  0.16

                                                    Six Months Ended
                                                        June 30,

                                                 Weighted              Weighted
                                        2005      Average    2004       Average
Basic:                                 Income     Shares    Income      Shares
------------------------------------------------------------------------------
 Net Income                            $ 3,326     11,380   $ 2,924     10,824
 Preferred Dividend                       (127)                (127)
                                       -------    -------   -------    -------
 Earnings Applicable to Common Stock   $ 3,199     11,380   $ 2,797     10,824

 Basic EPS                             $  0.28              $  0.26

------------------------------------------------------------------------------
 Diluted:
------------------------------------------------------------------------------
 Earnings Applicable to Common Stock   $ 3,199     11,380   $ 2,797     10,824
 $7.00 Series Dividend                      52        179        52        179
 $8.00 Series Dividend                      48        164        48        164
                                       -------    -------   -------    -------
 Adjusted Earnings Applicable to
   Common Stock                        $ 3,299     11,723   $ 2,897     11,167

 Diluted EPS                           $  0.28              $  0.26


Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of a regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report for the period ended December 31, 2004 filed on Form 10-K. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements. Segment information is as follows:

                                           (Dollars in Thousands)
                                 Three Months Ended       Six Months Ended
                                      June 30                  June 30,
Operations by Segments:           2005        2004        2005        2004
----------------------------------------------------------------------------
Revenues:
   Regulated                    $ 16,393    $ 15,099    $ 31,152    $ 28,490
   Non - Regulated                 2,068       2,701       4,082       5,216
Inter-segment Elimination            (30)        (30)        (60)        (60)
                                --------------------   ---------------------
Consolidated Revenues           $ 18,431    $ 17,770    $ 35,174    $ 33,646
                                --------------------   ---------------------

Operating Income:
   Regulated                    $  3,262    $  3,040    $  5,636    $  5,113
   Non - Regulated                   102          70         232         217
                                --------------------   ---------------------
Consolidated Operating Income   $  3,364    $  3,110    $  5,868    $  5,330
                                --------------------   ---------------------

Net Income:
   Regulated                    $  1,867    $  1,856    $  3,140    $  2,781
   Non - Regulated                    79          34         186         143
                                --------------------   ---------------------
Consolidated Net Income         $  1,946    $  1,890    $  3,326    $  2,924
                                --------------------   ---------------------

Capital Expenditures:
   Regulated                    $  7,313    $  6,053    $ 11,446    $  8,915
   Non - Regulated                    88          46         147         120
                                --------------------   ---------------------
Total Capital Expenditures      $  7,401    $  6,099    $ 11,593    $  9,035
                                --------------------   ---------------------

                                  As of        As of
                                 June 30,   December 31,
                                   2005         2004
                                   ----         ----
Assets:
   Regulated                    $ 301,183    $ 296,260
   Non - Regulated                  5,231        4,943
Inter-segment Elimination          (2,209)      (2,074)
                                ---------    ---------
Consolidated Assets             $ 304,205    $ 299,129
                                ---------    ---------

Note 5 - Short-term Borrowings

The Company has established lines of credit aggregating $40.0 million that have varying expiration dates through the remainder of 2005. At June 30, 2005, the outstanding borrowings under these credit lines were $14.0 million at a weighted average interest rate of 4.14%. As of that date, the Company had borrowing capacity of $26.0 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $12.0 million and $8.2 million at 4.36% and 1.58% for the three months ended June 30, 2005 and 2004, respectively. The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $11.1 million and $10.7 million at 4.11% and 1.57% for the six months ended June 30, 2005 and 2004, respectively.

Note 6 - Commitments and Contingent Liabilities

A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, for which the Company has accrued. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

The Company is a defendant in various lawsuits. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company expects to make cash contributions of $0.6 million during the current year. These contributions are expected to be made during the third quarter of 2005. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

Post-retirement Benefits Other Than Pensions - The Company has a post-retirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make total cash contributions of $1.2 million during the current year. These contributions will be made each quarter during 2005. The Company has made contributions totaling $0.6 million through June 30, 2005.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.


                                                                   (Dollars in Thousands)
                                                          Pension Benefits       Other Benefits
                                                          ----------------       --------------
                                                                 Three Months Ended June 30,
                                                            2005      2004       2005       2004
                                                          ----------------------------------------
Service Cost                                              $   283    $   186    $   153    $   106
Interest Cost                                                 381        346        193        145
Expected Return on Assets                                    (384)      (372)       (69)       (53)
Amortization of Unrecognized Losses                             3         --        120         73
Amortization of Unrecognized Prior Service Cost                23         23         --         --
Amortization of Transition Obligation                          --         --         34         34
                                                          ----------------------------------------
Net Periodic Benefit Cost                                 $   306    $   183    $   431    $   305
                                                          ----------------------------------------

                                                                  (Dollars in Thousands)
                                                          Pension Benefits       Other Benefits
                                                          ----------------       --------------
                                                                  Six Months Ended June 30,
                                                            2005      2004       2005       2004
                                                          ----------------------------------------
Service Cost                                              $   565    $   373    $   306    $   213
Interest Cost                                                 762        693        385        290
Expected Return on Assets                                    (768)      (746)      (137)      (107)
Amortization of Unrecognized Losses                             7         --        240        146
Amortization of Unrecognized Prior Service Cost                46         46         --         --
Amortization of Transition Obligation                          --         --         68         68
                                                          ----------------------------------------
Net Periodic Benefit Cost                                 $   612    $   366    $   862    $   610
                                                          ----------------------------------------


Note 8 - Other Comprehensive Income

Comprehensive income was as follows:

                                                                  (Dollars in Thousands)
                                                          Three Months Ended       Six Months
                                                               June 30,             June 30,
                                                            2005      2004       2005       2004
                                                          ----------------------------------------
Net Income                                                $ 1,946    $ 1,890    $ 3,326    $ 2,924
Other Comprehensive Income:
Change in Value of Equity Investments,
  Net of Income Tax                                            10         (3)         9         (3)
                                                          ----------------------------------------
     Other Comprehensive Income                                10         (3)         9         (3)

                                                          ----------------------------------------
Comprehensive Income                                      $ 1,956    $ 1,887    $ 3,335    $ 2,921
                                                          ----------------------------------------

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

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 27,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary commenced operations during 2005 as a regulated wastewater utility in Delaware. Although TESI has responded to numerous requests for proposal, the Company does not have any customers or revenues as of June 30, 2005. Our other Delaware subsidiary, White Marsh, serves 1,900 customers in Kent and Sussex Counties under operating contracts.

Our USA subsidiary provides customers within the Middlesex System a service line maintenance program called LineCareSM.

The majority of our revenue is generated from retail and contract water services to customers in or near our service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth.

Recent Developments

Rate Increases

Middlesex filed for a 13.1% base rate increase with the BPU on May 16, 2005. Reasons for the requested increase are higher costs of operations, maintenance, and taxes, as well as capital investment of approximately $19.2 million since January 2004. Included in the capital investment is $8.7 million for a second raw water pipeline to ensure back-up water supply for our primary treatment plant. We cannot predict whether the BPU will approve, deny, or reduce the amount of our request. We believe a decision on this matter will be received in the first quarter of 2006.

The Company anticipates its Pinelands subsidiaries will file for base rate increases with the BPU during August 2005. The request will be necessitated by increased costs of operations, maintenance, and capital investment. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request.

As part of an approved settlement with the PSC on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file DSIC applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 27, 2006.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Results of Operations - Three Months Ended June 30, 2005

Operating revenues for the three months ended June 30, 2005 increased $0.7 million or 3.7% from the same period in 2004. Water sales improved by $0.9 million in our New Jersey systems, which was primarily a result of a base rate increase that was granted to Middlesex on May 27, 2004. Revenues rose in our Delaware service territories by $0.4 million. Base rate increases and customer growth in Delaware provided additional water consumption sales and facility charges totaling $0.5 million. Unfavorable weather in the Spring of 2005 delayed the completion of homes by developers in several residential subdivisions resulting in lower than expected customer growth in Delaware. Revenues from connection fees, which are one-time charges as homes are initially connected to the water system, were delayed in the second quarter due to the construction delays. This resulted in a reduction in connection fee revenues by $0.1 million as compared to the same period in the prior year.

USA had reduced revenues of $0.7 million as compared to the same period in 2004. This reduction was due to our meter services venture completing its original contracts during December 2004. USA has not bid on, and consequently has not obtained any additional meter services contracts for 2005. Furthermore, no additional meter services contracts are expected for the remainder of 2005. All other operations accounted for $0.1 million of higher revenues.

While we anticipate continued customer and consumption growth among our Delaware systems, such growth and increased consumption cannot be guaranteed. During the first six months of 2005, approximately 1,000 new customers were added to the Delaware System, as compared to approximately 1,200 during the prior year period. This has resulted in reduced connection fee revenues through June 30, 2005 and lower water consumption revenues than anticipated due to the lag in new customer connections that resulted from the developer construction delays. While overall water sales for the Middlesex System are higher in 2005 than the prior year period, there has been decreased consumption of 4.9% by several large industrial customers. With regard to Middlesex's industrial customer class, we expect this trend to continue throughout the remainder of 2005. Weather conditions may adversely impact future water consumption in spite of anticipated customer growth in Delaware. Our water systems are also highly dependent on the effects of weather. As a result of anticipated regulation of wastewater services in Delaware, we have established a new regulated wastewater operation (TESI) that commenced operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary to marginally exceed its revenues in the near term.

Operating expenses increased $0.4 million or 2.8%. Operation and maintenance expenses increased $0.2 million or 2.2%. In New Jersey, Payroll and benefits costs, insurance and corporate governance related fees increased $0.7 million. The continued growth of our Delaware systems resulted in increases in the cost of water treatment, insurance and additional employees and related benefit costs of $0.2 million. Costs related to our meter services venture decreased $0.7 million due to the completion of the original projects during December 2004. Water treatment costs related to our City of Perth Amboy contract decreased by $0.1 million. All other operating expenses increased $0.1 million.

Depreciation expense increased $0.2 million or 11.8%, primarily as a result of a higher level of utility plant in service. Since June 30, 2004, our net investment in utility plant has increased by $34.0 million.

Other taxes increased by $0.1 million, reflecting taxes on increased taxable gross revenues. Income taxes decreased by $0.1 million as a result of an increased tax benefits from a higher level of Allowance for Funds Used During Construction (AFUDC) as compared to the prior year period, due to the increase in capital projects in New Jersey and Delaware.

Net income increased by 3.0% to $1.9 million. Basic earnings per share, however remained at $0.17 due to the increase in shares outstanding during the current year, primarily due to the sale of 700,000 shares of common stock on May 12, 2004 and shares issued under the Company's Dividend Reinvestment plan during the second quarter of 2005. Diluted earnings per share remained at $0.16.

Results of Operations - Six Months Ended June 30, 2005

Operating revenues for the six months ended June 30, 2005 increased $1.5 million or 4.5% from the same period in 2004. Water sales improved by $1.8 million in our New Jersey systems, as a result of the base rate increases that were granted to Middlesex on May 27, 2004. Customer growth of 9.1% in Delaware provided additional consumption sales, facility charges and connection fees of $0.7 million. Base rate increases accounted for $0.1 million of the increase.

USA had reduced revenues of $1.2 million as compared to the same period in 2004, due to our meter services venture completing its original contracts during December 2004. All other operations accounted for $0.1 million of additional revenues.

Operating expenses increased $1.0 million or 3.5%. Operation and maintenance expenses increased $0.4 million or 2.0%. In New Jersey, Payroll and benefits costs (primarily pension and post-retirement expenses) and corporate governance related fees increased $1.0 million. As previously discussed, the continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses, and corporate governance related fees of $0.5 million.

The costs of our meter services decreased $1.1 million due to the completion of the original projects during December 2004. Costs relating to our City of Perth Amboy contract decreased by $0.1 million. All other costs of operations increased by $0.1 million.

Our pension and post-retirement costs have increased by approximately $0.3 million for the six months ended June 30, 2005 as compared to the prior year period (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). Our pension and post-retirement expenses are anticipated to increase by a similar amount for the remainder of fiscal 2005. Payroll and benefits costs (excluding pension and post-retirement expenses previously discussed) are also expected to be higher during the remainder of 2005 than the same period in 2004.

Depreciation expense increased $0.3 million or 9.8%, due to the higher level of utility plant in service, as discussed for the three-month results.

Other taxes increased by $0.3 million, reflecting taxes on higher taxable gross revenues.

Income taxes were comparable to the prior year period as a result of an increased tax benefits from a higher level of AFUDC.

Other income increased $0.2 million, primarily due to higher AFUDC as a result of increases in capital projects in New Jersey and Delaware.

Net income increased by $0.4 million, or 13.7%, and basic and diluted earnings per share increased from $0.26 to $0.28 per share. The earnings per share increase was due to the higher net income, but was partially offset by the increase in average shares outstanding as compared to the prior year period.

Liquidity and Capital Resources

Cash flows from operations are largely based on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. The effect of these factors on net income is discussed in results of operations. For the six months ended June 30, 2005, cash flows from operating activities decreased $0.2 million to $4.6 million, as compared to the prior year. This decrease was primarily attributable to the timing of payments to vendors, which was partially offset by the timing of retirement plan contributions, and interest payments. The $4.6 million of net cash flow from operations allowed us to internally fund approximately 40% of our utility plant expenditures for the period, with the remainder funded with restricted cash from the proceeds of previously issued long-term borrowings. Due to the seasonality of our primary business of providing regulated water service, cash flow from operations in the first and second quarters of any fiscal year is not necessarily an indication of our ability to generate cash to fund our capital program or pay dividends to our shareholders over the course of an entire calendar year.

The Company's capital program for 2005 is estimated to be $23.2 million and includes $11.2 million for water system additions and improvements for our Delaware systems, $3.4 million to complete the new raw water line to the Middlesex primary water treatment plant that began in 2004, and $3.3 million for the RENEW Program, which is our program to clean and cement line approximately nine miles of unlined mains in the Middlesex System. There remains a total of approximately 129 miles of unlined mains in the 730-mile Middlesex System. The capital program also includes $5.3 million for other scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.1 million for improvements to existing plant, $1.2 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.3 million for hydrants, and $1.6 million for computer systems and various other items.

To pay for our capital program in 2005, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $3.8 million) and Delaware State Revolving Fund (SRF) loans (currently, $1.3 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $40.0 million of available lines of credit with three commercial banks. As of June 30, 2005, there was $14.0 million outstanding against the lines of credit.

Tidewater received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities. Of this amount, Tidewater received loan approval in April 2005 under the Delaware SRF program of $2.0 million. Tidewater closed on the $2.0 loan on July 25, 2005. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw down will be set at 3.49%. Tidewater has received a commitment letter from CoBank, a rural cooperative financial institution, approving the conversion of Tidewater's existing $7.0 million short-term borrowings with CoBank and an additional $7.0 million of funding for an aggregated $14.0 million mortgage type loan to be repaid over a term of 25 years. The terms of the CoBank loan allow, but do not obligate, Tidewater to draw down against the additional $7.0 million at any time after the loan closing through August 31, 2006. During that period, there is a commitment fee of 12.5 basis points, or 0.125%, on the unused balance. The interest rate for the CoBank loan will be a variable rate set weekly by CoBank, with Tidewater having an option to fix the interest rate at any time over the life of the loan at a margin over CoBank's cost of funds. The CoBank financing is expected to be completed during the third quarter of 2005.

The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. On April 27, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005. During the six months ended June 30, 2005, the company raised approximately $1.2 million through the issuance of 60,575 common shares under the Company's Dividend Reinvestment and Common Stock Purchase Plan. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

Going forward into 2006 through 2007, we project that we will expend approximately $45.9 million for capital projects. To the extent possible, and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock and through the Dividend Reinvestment and Common Stock Purchase Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. We have received rate relief for Tidewater in the last twelve months, and Middlesex and the Pinelands Companies have recently filed for base rate increases. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent  Accounting  Pronouncements  - See  Note  1 of  the  Notes  to  Unaudited
Condensed   Consolidated   Financial  Statements  for  a  discussion  of  recent
accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.2 million of the current portion of eleven existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended June 30, 2005.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Report on Form 10-Q filed for the period ended March 31, 2005.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of the security holders during the Company's Annual Meeting of Shareholders held on May 25, 2005:

Election of Directors. Nominees for Class III, term expiring 2008:

                                                   FOR             WITHHELD
                                                   ---             --------

           John R. Middleton, M.D.               9,627,320         135,425
           Jeffries Shein                        9,630,158         132,587
           J. Richard Tompkins                   9,625,118         137,627


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

Date: August 9, 2005