Form 10-Q
period 2005-09-30
MIDDLESEX WATER CO
filed 2005-11-14
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                 Yes |X| No |_|

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2005: Common Stock, No Par Value: 11,523,589 shares outstanding.

================================================================================

                                      INDEX

  PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                            ----

  Item 1.  Financial Statements:

           Condensed Consolidated Statements of Income                        1

           Condensed Consolidated Balance Sheets                              2

           Condensed Consolidated Statement of Cash Flows                     3

           Condensed Consolidated Statements of Capital Stock
             and Long-term Debt                                               4

           Notes to Unaudited Condensed Consolidated
             Financial Statements                                             5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               16

  Item 3.  Quantitative and Qualitative Disclosures of Market Risk           26

  Item 4.  Controls and Procedures                                           27

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 28

  Item 2.  Changes in Securities                                             28

  Item 3.  Defaults upon Senior Securities                                   28

  Item 4.  Submission of Matters to a Vote of Security Holders               28

  Item 5.  Other Information                                                 28

  Item 6.  Exhibits                                                          28

SIGNATURE                                                                    29

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                              2005                2004                2005               2004
                                                         ---------------------------------       ---------------------------------
Operating Revenues                                       $  20,832,448       $  19,856,688       $  56,006,102       $  53,502,334
                                                         ---------------------------------       ---------------------------------

Operating Expenses:
   Operations                                               10,065,706           9,193,804          28,516,810          27,455,475
   Maintenance                                                 765,422             759,352           2,643,226           2,430,319
   Depreciation                                              1,635,403           1,467,523           4,803,610           4,353,222
   Other Taxes                                               2,352,781           2,224,028           6,599,435           6,195,329
   Income Taxes                                              1,535,061           1,714,802           3,096,545           3,240,804
                                                         ---------------------------------       ---------------------------------

       Total Operating Expenses                             16,354,373          15,359,509          45,659,626          43,675,149
                                                         ---------------------------------       ---------------------------------

               Operating Income                              4,478,075           4,497,179          10,346,476           9,827,185

Other Income (Expense):
   Allowance for Funds Used During Construction                109,009             179,173             459,915             309,455
   Other Income                                                 63,368              33,418             154,530             170,983
   Other Expense                                                (1,879)                (85)            (26,348)            (29,761)
                                                         ---------------------------------       ---------------------------------

       Total Other Income, net                                 170,498             212,506             588,097             450,677

Interest Charges                                             1,624,145           1,347,475           4,584,315           3,991,681
                                                         ---------------------------------       ---------------------------------

Net Income                                                   3,024,428           3,362,210           6,350,258           6,286,181

Preferred Stock Dividend Requirements                           61,947              63,697             189,340             191,090
                                                         ---------------------------------       ---------------------------------

Earnings Applicable to Common Stock                      $   2,962,481       $   3,298,513       $   6,160,918       $   6,095,091
                                                         ---------------------------------       ---------------------------------

Earnings per share of Common Stock:
   Basic                                                 $        0.26       $        0.29       $        0.54       $        0.55
   Diluted                                               $        0.26       $        0.29       $        0.54       $        0.55

Average Number of
   Common Shares Outstanding :
   Basic                                                    11,466,024          11,316,768          11,409,182          10,989,209
   Diluted                                                  11,805,164          11,659,908          11,750,989          11,332,349

Cash Dividends Paid per Common Share                     $      0.1675       $      0.1650       $      0.5025       $      0.4950

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        September 30,         December 31,
ASSETS                                                                                     2005                   2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Restated-
                                                                                                              see Note 9)
UTILITY PLANT:             Water Production                                            $  89,764,872        $  82,340,798
                           Transmission and Distribution                                 208,141,580          194,531,035
                           General                                                        23,244,601           20,451,215
                           Construction Work in Progress                                   6,389,218           13,013,391
                           -----------------------------------------------------------------------------------------------
                           TOTAL                                                         327,540,271          310,336,439
                           Less Accumulated Depreciation                                  53,942,198           52,017,761
                           -----------------------------------------------------------------------------------------------
                           UTILITY PLANT - NET                                           273,598,073          258,318,678
                           -----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:            Cash and Cash Equivalents                                       4,208,562            4,034,768
                           Accounts Receivable, net                                        7,719,202            6,316,853
                           Unbilled Revenues                                               4,574,528            3,572,713
                           Materials and Supplies (at average cost)                        1,548,021            1,203,906
                           Prepayments                                                     1,033,478              823,976
                           -----------------------------------------------------------------------------------------------
                           TOTAL CURRENT ASSETS                                           19,083,791           15,952,216
                           -----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES           Unamortized Debt Expense                                        3,177,044            3,172,254
AND OTHER ASSETS:          Preliminary Survey and Investigation Charges                    1,822,706            1,032,182
                           Regulatory Assets                                               8,482,542            8,198,565
                           Restricted Cash                                                 6,493,814           13,257,106
                           Non-utility Assets, net                                         5,627,845            5,237,622
                           Other                                                             596,871              465,419
                           -----------------------------------------------------------------------------------------------
                           TOTAL DEFERRED CHARGES AND OTHER ASSETS                        26,200,822           31,363,148
                           -----------------------------------------------------------------------------------------------
                            TOTAL ASSETS                                               $ 318,882,686        $ 305,634,042
                           -----------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:            Common Stock, No Par Value                                  $  74,684,237        $  71,979,902
                           Retained Earnings                                              23,536,670           23,103,908
                           Accumulated Other Comprehensive Income, net of tax                 52,524               44,841
                           -----------------------------------------------------------------------------------------------
                           TOTAL COMMON EQUITY                                            98,273,431           95,128,651
                           -----------------------------------------------------------------------------------------------
                           Preferred Stock                                                 3,958,062            4,063,062
                           Long-term Debt                                                127,901,370          115,280,649
                           -----------------------------------------------------------------------------------------------
                           TOTAL CAPITALIZATION                                          230,132,863          214,472,362
                           -----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CURRENT                    Current Portion of Long-term Debt                               2,103,932            1,091,351
LIABILITIES:               Notes Payable                                                   5,000,000           11,000,000
                           Accounts Payable                                                4,654,688            6,001,806
                           Accrued Taxes                                                   7,390,748            6,784,380
                           Accrued Interest                                                  851,683            1,703,131
                           Unearned Revenues and Advanced Service Fees                       489,527              387,156
                           Other                                                             724,968              795,456
                           -----------------------------------------------------------------------------------------------
                           TOTAL CURRENT LIABILITIES                                      21,215,546           27,763,280
                           -----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

--------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS           Customer Advances for Construction                             15,467,903           14,018,006
AND OTHER LIABILITIES:     Accumulated Deferred Investment Tax Credits                     1,637,603            1,696,566
                           Accumulated Deferred Income Taxes                              15,381,387           14,556,153
                           Employee Benefit Plans                                          5,880,779            5,464,056
                           Regulatory Liability - Cost of Utility Plant Removal            5,553,764            5,363,152
                           Other                                                             803,943              849,551
                           -----------------------------------------------------------------------------------------------
                           TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                   44,725,379           41,947,484
                           -----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                      22,808,898           21,450,916
                           -----------------------------------------------------------------------------------------------
                           TOTAL CAPITALIZATION AND LIABILITIES                        $ 318,882,686        $ 305,634,042
                           -----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                                2005                2004
                                                                                           ---------------------------------
                                                                                                                 (Restated-
                                                                                                                 see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                 $   6,350,258       $   6,286,181
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                                        5,320,479           4,735,468
          Provision for Deferred Income Taxes and ITC                                             61,268             182,178
          Allowance for Funds Used During Construction                                          (459,915)           (309,455)
      Changes in Assets and Liabilities:
          Accounts Receivable                                                                 (1,402,349)         (1,498,368)
          Unbilled Revenues                                                                   (1,001,815)           (889,811)
          Materials & Supplies                                                                  (344,115)           (175,658)
          Prepayments                                                                           (209,502)            (26,588)
          Other Assets                                                                          (130,128)           (479,433)
          Accounts Payable                                                                    (1,384,541)          2,631,453
          Accrued Taxes                                                                          602,410           1,612,018
          Accrued Interest                                                                      (851,448)         (1,098,724)
          Employee Benefit Plans                                                                 416,723             165,713
          Unearned Revenue & Advanced Service Fees                                               102,371             141,997
          Other Liabilities                                                                     (116,096)             89,033
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      6,953,600          11,366,004
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                                            (17,684,593)        (19,773,185)
      Cash Surrender Value & Other Investments                                                  (189,951)           (123,714)
      Restricted Cash                                                                          6,763,292           2,388,257
      Preliminary Survey & Investigation Charges                                                (790,524)            498,706
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (11,901,776)        (17,009,936)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                                            (1,003,768)           (943,353)
      Proceeds from Issuance of Long-term Debt                                                14,637,070           3,866,250
      Net Short-term Notes Payable Repayments                                                 (6,000,000)         (6,500,000)
      Deferred Debt Issuance Expenses                                                           (131,777)            (17,618)
      Common Stock Issuance Expense                                                                   --            (379,532)
      Proceeds from Issuance of Common Stock                                                   2,599,335          14,659,874
      Payment of Common Dividends                                                             (5,728,156)         (5,475,146)
      Payment of Preferred Dividends                                                            (189,340)           (191,090)
      Construction Advances and Contributions-Net                                                938,606             220,623
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      5,121,970           5,240,008
-----------------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                                         173,794            (403,924)
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               4,034,768           3,005,610
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   4,208,562       $   2,601,686
-----------------------------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Utility Plant received as Construction Advances and Contributions                    $     901,531       $   2,015,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Period for:
      Interest                                                                             $   5,394,714       $   5,024,123
      Interest Capitalized                                                                 $    (459,915)      $    (309,455)
      Income Taxes                                                                         $   2,822,000       $   1,755,500
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                               AND LONG-TERM DEBT
                                   (Unaudited)

                                                                          September 30,        December 31,
                                                                               2005               2004
-----------------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized  - 20,000,000
     Shares Outstanding - 2005 - 11,499,745                               $  74,684,237       $  71,979,902
                          2004 - 11,358,772

Retained Earnings                                                            23,536,670          23,103,908
Accumulated Other Comprehensive Income, net of tax                               52,524              44,841
-----------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                               $  98,273,431       $  95,128,651
-----------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 13,881                            $   1,457,505       $   1,562,505
     Shares Outstanding, $8.00 Series - 12,000                                1,398,857           1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -  1,017                                  101,700             101,700
     Shares Outstanding, $4.75 Series - 10,000                                1,000,000           1,000,000
-----------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                             $   3,958,062       $   4,063,062
-----------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                  $   3,004,063       $   3,063,389
   6.25%, Amortizing Secured Note, due May 22, 2028                           9,520,000           9,835,000
   6.44%, Amortizing Secured Note, due August 25, 2030                        6,976,667                  --
   6.46%, Amortizing Secured Note, due September 19, 2031                     7,000,000                  --
   4.22%, State Revolving Trust Note, due December 31, 2022                     769,238             784,000
   3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025                2,985,386           2,348,316
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021            760,000             790,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                      614,436             652,306
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                   12,000,000          12,000,000
      5.25%, Series T, due October 1, 2023                                    6,500,000           6,500,000
      6.40%, Series U, due February 1, 2009                                  15,000,000          15,000,000
      5.25%, Series V, due February 1, 2029                                  10,000,000          10,000,000
      5.35%, Series W, due February 1, 2038                                  23,000,000          23,000,000
      0.00%, Series X, due September 1, 2018                                    700,280             755,006
      4.25% to 4.63%, Series Y, due September 1, 2018                           870,000             920,000
      0.00%, Series Z, due September 1, 2019                                  1,567,367           1,679,979
      5.25% to 5.75%, Series AA, due September 1, 2019                        1,990,000           2,085,000
      0.00%, Series BB, due September 1, 2021                                 1,926,956           2,048,095
      4.00% to 5.00%, Series CC, due September 1, 2021                        2,185,000           2,275,000
      5.10%, Series DD, due January 1, 2032                                   6,000,000           6,000,000
      0.00%, Series EE, due September 1, 2024                                 7,715,909           7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                        8,920,000           8,920,000
-----------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                             130,005,302         116,372,000
-----------------------------------------------------------------------------------------------------------
                            Less: Current Portion of Long-term Debt          (2,103,932)         (1,091,351)
-----------------------------------------------------------------------------------------------------------
                               TOTAL LONG-TERM DEBT                       $ 127,901,370       $ 115,280,649
-----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Bayview Water Company. Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements of Middlesex and its wholly owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, after the effect of the restatement of certain financial reporting period financial statements (see Note 9 - Restatement of Condensed Consolidated Financial Statements), to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for the first annual reporting period beginning after June 15, 2005 (January 1, 2006 for the Company). The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in quarters beginning after June 15, 2005. The adoption of this standard did not have an impact on its financial position, results of operations, or cash flows.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain activities of the Company, such as our water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, the Company is treating the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. The adoption of this statement has not had a material impact on the Company's financial position, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on discussions with its Actuary, Management determined the effect of the Medicare Drug Act was a significant event and thus the Company is accounting for the effects of FSP 106-2 as of its next measurement date. The adoption of FSP 106-2 did not have a material effect on the Company's financial statements.

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

Rate Matters - Middlesex filed for a 13.1% base rate increase with the New Jersey Board of Public Utilities (BPU) on May 16, 2005. The requested increase is intended to recover increased costs of operations, maintenance, and taxes, as well as capital investment of approximately $19.2 million since January 2004. Included in the capital investment is $8.7 million for a second raw water pipeline to ensure back-up water supply for our largest treatment plant. We expect a decision on this matter within the next several months with new rates being effective by the first quarter of 2006.

On August 10, 2005 Pinelands Water Company and Pinelands Wastewater Company filed for base rate increases of 16.72% and 6.14%, respectively, with the BPU. The requests were necessitated by increased costs of operations, maintenance, and capital investment. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request. We expect a decision on this matter in the first quarter of 2006.

As part of an approved  settlement with the Delaware  Public Service  Commission
(PSC) on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charges (DSIC) applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a base rate increase until after April 27, 2006. The DSIC allows a utility to promptly begin recovering depreciation expense and a return on the capital invested for eligible distribution system improvements recently placed into service.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Note 2 - Capitalization

Common Stock - On April 28, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005. During the nine months ended September 30, 2005, there were 128,973 common shares (approximately $2.6 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

On September 20, 2005, 1,000 shares of convertible $7.00 series preferred stock were converted into 12,000 shares of common stock. The original value of the preferred shares that were converted was $105,000.

Long-term Debt - Tidewater had previously received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities during the current year. Of this amount, Tidewater received loan approval in April 2005 under the Delaware State Revolving Fund (SRF) program of $2.0 million. Tidewater closed on this loan on July 25, 2005. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw-down will be set at 3.49%. On August 25, 2005, Tidewater converted $7.0 million of short-term borrowings to a $7.0 million mortgage-type loan to be repaid over a term of 25 years. This loan bears interest at 6.44%. On September 15, 2005, Tidewater closed on another $7.0 million mortgage-type loan. This loan bears interest at 6.46% and is to be repaid over a term of 26 years.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                                                              Three Months Ended
                                                                 September 30,

                                                            Weighted                  Weighted
                                                2005        Average       2004        Average
      Basic:                                   Income        Shares      Income        Shares
      ----------------------------------------------------------------------------------------
      Net Income                               $3,024        11,466      $3,362        11,317
      Preferred Dividend                          (62)                      (64)
                                               ------       -------      ------       -------
      Earnings Applicable to Common Stock      $2,962        11,466      $3,298        11,317

      Basic EPS                                $ 0.26                    $ 0.29

      ----------------------------------------------------------------------------------------
      Diluted:
      ----------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock      $2,962        11,466      $3,298        11,317
      $7.00 Series Preferred Dividend              24           175          26           179
      $8.00 Series Preferred Dividend              24           164          24           164
                                               ------       -------      ------       -------
      Adjusted Earnings Applicable to
        Common Stock                           $3,010        11,805      $3,348        11,660

      Diluted EPS                              $ 0.26                    $ 0.29

                                                             Nine Months Ended
                                                               September 30,

                                                            Weighted                  Weighted
                                                2005        Average       2004        Average
      Basic:                                   Income        Shares      Income        Shares
      ----------------------------------------------------------------------------------------
      Net Income                               $6,350        11,409      $6,286        10,989
      Preferred Dividend                         (189)                     (191)
                                               ------       -------      ------       -------
      Earnings Applicable to Common Stock      $6,161        11,409      $6,095        10,989

      Basic EPS                                $ 0.54                    $ 0.55

      ----------------------------------------------------------------------------------------
      Diluted:
      ----------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock      $6,161        11,409      $6,095        10,989
      $7.00 Series Dividend                        76           178          78           179
      $8.00 Series Dividend                        72           164          72           164
                                               ------       -------      ------       -------
      Adjusted Earnings Applicable to
        Common Stock                           $6,309        11,751      $6,245        11,332

      Diluted EPS                              $ 0.54                    $ 0.55

Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements. Segment information is as follows:

                                                      (Dollars in Thousands)
                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
      Operations by Segments:              2005          2004            2005           2004
      --------------------------------------------------------------------------------------
      Revenues:
         Regulated                       $18,700       $17,297       $49,852       $45,786
         Non - Regulated                   2,162         2,590         6,244         7,806
      Inter-segment Elimination              (30)          (30)          (90)          (90)
                                         ---------------------------------------------------
      Consolidated Revenues              $20,832       $19,857       $56,006       $53,502
                                         ---------------------------------------------------

      Operating Income:
         Regulated                       $ 4,308       $ 4,341       $ 9,944       $ 9,454
         Non - Regulated                     170           156           402           373
                                         ---------------------------------------------------
      Consolidated Operating Income      $ 4,478       $ 4,497       $10,346       $ 9,827
                                         ---------------------------------------------------

      Net Income:
         Regulated                       $ 2,878       $ 3,245       $ 6,018       $ 6,026
         Non - Regulated                     146           117           332           260
                                         ---------------------------------------------------
      Consolidated Net Income            $ 3,024       $ 3,362       $ 6,350       $ 6,286
                                         ---------------------------------------------------

      Capital Expenditures:
         Regulated                       $ 6,004       $10,908       $17,450       $19,622
         Non - Regulated                      88            31           235           151
                                         ---------------------------------------------------
      Total Capital Expenditures         $ 6,092       $10,939       $17,685       $19,773
                                         ---------------------------------------------------

                                          As of          As of
                                      September 30,   December 31,
                                          2005            2004
                                          ----            ----
      Assets:
         Regulated                      $315,505       $302,765
         Non - Regulated                   5,689          4,943
      Inter-segment Elimination           (2,311)        (2,074)
                                        -----------------------
      Consolidated Assets               $318,883       $305,634
                                        -----------------------

Note 5 - Short-term Borrowings

The Company has established available lines of credit aggregating $40.0 million that have varying expiration dates in 2006. At September 30, 2005, the outstanding borrowings under these credit lines were $5.0 million at a weighted average interest rate of 4.51%. As of that date, the Company had borrowing capacity of $35.0 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $10.9 million and $6.7 million at 4.72% and 2.04% for the three months ended September 30, 2005 and 2004, respectively. The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $10.9 million and $9.3 million at 4.29% and 1.63% for the nine months ended September 30, 2005 and 2004, respectively.

Note 6 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2005 are $7.3 million. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of September 30, 2005 approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Water Supply - Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water. The agreement expires November 30, 2023 and provides for an average purchase of 27 million gallons a day (mgd). Pricing includes a two tier pricing schedule for the first 20 mgd and the additional 7 mgd. In addition, the agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This agreement, which expires December 31, 2005, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. Middlesex is currently negotiating an extension of the agreement as to its duration and daily minimum purchase. The cost of the treated water is set by the BPU and is not subject to negotiation.

Purchased water costs are shown below:

                                        (Millions of Dollars)
                            Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                              -------------               -------------
     Purchased Water        2005          2004          2005         2004
     ---------------        ----          ----          ----         ----
     Untreated              $0.7          $0.6          $1.7         $1.6
     Treated                 0.5           0.5           1.4          1.6
                            ----          ----          ----         ----
     Total Costs            $1.2          $1.1          $3.1         $3.2
                            ====          ====          ====         ====

Construction - Based on its capital budget, the Company plans to spend approximately $23.2 million on its construction program in 2005.

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

The Company is defendant in various lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a non-contributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company made cash contributions of $1.0 million during the current year. In addition, the Company maintains an unfunded supplemental pension plan for certain of its executives.

Post-retirement Benefits Other Than Pensions - The Company has a post-retirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make total cash contributions of $1.4 million during the current year. These contributions will be made each quarter during 2005. The Company has made contributions totaling $0.9 million through September 30, 2005.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                                       (Dollars in Thousands)
                                                           Pension Benefits              Other Benefits
                                                           ----------------              --------------
                                                                  Three Months Ended September 30,
                                                           2005          2004          2005          2004
                                                         --------------------------------------------------
    Service Cost                                         $   281       $   186       $   156       $   106
    Interest Cost                                            390           346           193           145
    Expected Return on Assets                               (387)         (372)          (69)          (53)
    Amortization of Unrecognized Losses                       12            --           120            73
    Amortization of Unrecognized Prior Service Cost           23            23            --            --
    Amortization of Transition Obligation                     --            --            34            34
                                                         --------------------------------------------------
    Net Periodic Benefit Cost                            $   319       $   183       $   434       $   305
                                                         --------------------------------------------------

                                                           Pension Benefits               Other Benefits
                                                           ----------------               --------------
                                                                  Nine Months Ended September 30,
                                                           2005          2004         2005           2004
                                                         --------------------------------------------------
    Service Cost                                         $   844       $   559       $   466       $   319
    Interest Cost                                          1,169         1,039           578           435
    Expected Return on Assets                             (1,160)       (1,118)         (206)         (160)
    Amortization of Unrecognized Losses                       36            --           361           219
    Amortization of Unrecognized Prior Service Cost           69            69            --            --
    Amortization of Transition Obligation                     --            --           102           102
                                                         --------------------------------------------------
    Net Periodic Benefit Cost                            $   958       $   549       $ 1,301       $   915
                                                         --------------------------------------------------

Note 8 - Other Comprehensive Income

Comprehensive income was as follows:

                                                                         (Dollars in Thousands)
                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                           2005           2004         2005          2004
                                                          -------------------------------------------------
    Net Income                                            $ 3,024       $ 3,362       $ 6,350      $ 6,286

    Other Comprehensive Income:
    Change in Value of Equity Investments,
      Net of Income Tax                                        (1)          (11)            8          (15)
                                                          -------------------------------------------------
         Other Comprehensive Income                            (1)          (11)            8          (15)

                                                          -------------------------------------------------
    Comprehensive Income                                  $ 3,023       $ 3,351       $ 6,358      $ 6,271
                                                          -------------------------------------------------

Note 9 - Restatement of Condensed Consolidated Financial Statements

On November 5, 2005 and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed Consolidated Balance Sheets and Statements of Cash Flows needed to be restated.

The Condensed Consolidated Balance Sheet reflects the non-cash contributions of utility plant from developers and the related construction advance or contributions as of the date the Company took ownership of the property. Previously, the Company recorded the contributions as of the date the cost information regarding the contributed property was received from the developer.

The Condensed Consolidated Statement of Cash Flows reflects only the related cash activity for construction advances and contributions of utility plant. Additionally, the Company has included supplemental non-cash disclosure related to utility plant contributions by developers. Previously, the Company incorrectly included non-cash activity for construction advances and contributions of utility plant as cash outflows from investing activities and cash inflows from financing activities.

The restatement does not have any effect on net income, earnings applicable to common stock, cash flow from operations, or liquidity.

A summary of the significant effect of the restatement is as follows:

Condensed Consolidated Balance Sheet Effects:

                                                    December 31, 2004
                                                    -----------------
                                             As Previously            As
                                                Reported           Restated
                                                --------           --------

    Utility Plant - Transmission and
      Distribution                            $188,026,091      $194,531,035
    Total Assets                               299,129,098       305,634,042
    Customer Advances for Construction          12,366,060        14,018,006
    Contributions in Aid of Construction        16,597,918        21,450,916
    Total Capitalization and Liabilities       299,129,098       305,634,042

Condensed Consolidated Statement of Cash Flows Effects:

                                                                 Nine Months Ended
                                                                 September 30, 2004
                                                                 ------------------
                                                          As Previously             As
                                                             Reported           Restated
                                                             --------           --------
       Utility Plant Expenditures                         $(20,629,121)      $(19,773,184)
       Net Cash Used in Investing Activities               (17,865,872)       (17,009,935)

       Construction Advances and Contributions - Net         1,076,559            220,622
       Net Cash Provided by Financing Activities             6,095,944          5,240,007

Supplemental Disclosure of Non-Cash Activity:
   Utility Plant received as Construction Advances
       and Contributions                                  $         --       $  2,015,064

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein.

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

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a multi-year contract. This contract does not protect us against incurring costs in excess of payments we will receive pursuant to the contract. There can be no assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, as of September 30, 2005, approximately $23.9 million of Perth Amboy's bonds we have guaranteed remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee,

An important element of our growth strategy is the acquisition of water and wastewater systems. Any pending or future acquisitions we decide to undertake may involve risks.

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

Overview

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and for water services in Delaware, as to the quality of water service we provide and as to certain other matters. Our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA), and White Marsh Environmental Systems, Inc. (White Marsh) subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 58,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 27,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our Tidewater Environmental Services, Inc. (TESI) subsidiary commenced operations during 2005 as a regulated wastewater utility in Delaware. Although TESI has responded to numerous requests for proposal, the Company does not have any customers or revenues as of September 30, 2005. Our other Delaware subsidiary, White Marsh, serves 1,900 customers in Kent and Sussex Counties under operating contracts.

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

Our ability to increase operating income and net income is significantly dependent on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth.

Recent Developments

Restatement of Consolidated Financial Statements

As noted in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements, on November 5, 2005 and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed Consolidated Balance Sheets and Statements of Cash Flows needed to be restated.

The accompanying Condensed Consolidated Balance Sheet, as restated, reflects the non-cash contributions of utility plant from developers and the related construction advance or contributions as of the date the Company took ownership of the property. Previously, the Company recorded the contributions as of the date the cost information regarding the contributed property was received from the developer.

The accompanying Condensed Consolidated Statement of Cash Flows, as restated, reflects only the cash activity for construction advances and contributions of utility plant. Additionally, the Company has included supplemental non-cash disclosure related to utility plant contributions by developers. Previously, the Company incorrectly included non-cash construction advances and contributions of utility plant as cash outflows from investing activities and cash inflows from financing activities.

The Consolidated Balance Sheets as of December 31, 2004 and 2003 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2004, 2003, and 2002, and the Condensed Consolidated Balance Sheet as of March 31, 2005 and June 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2004 and June 30, 2004 will be restated on Forms 10-K/A and 10-Q/A, respectively, and will be filed as soon as practicable.

The restatement does not have any effect on net income, earnings applicable to common stock, cash flow from operations, or liquidity. The restatement does not have any effect on utility rate base in either Delaware or New Jersey and is not anticipated to affect pending or future rate cases.

A summary of the significant effects of the restatement on our Form 10-Q filings for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 and on our Form 10-K for the year ended December 31, 2004 are as follows:

Condensed Consolidated Balance Sheet Effects:

                                                        June 30, 2005                         March 31, 2005
                                                        -------------                         --------------
                                              As Previously            As             As Previously           As
                                                 Reported           Restated             Reported          Restated
                                                 --------           --------             --------          --------
Utility Plant - Transmission and Distribution  $197,627,732       $202,613,826         $190,591,871      $197,429,415
Total Assets                                    304,204,603        311,190,697          297,488,517       304,326,061
Customer Advances for Construction               12,178,644         14,153,090           12,032,771        13,871,817
Contributions in Aid of Construction             17,386,650         22,398,298           16,627,018        21,625,516
Total Capitalization and Liabilities            304,204,603        311,190,697          297,488,517       304,326,061

Condensed Consolidated Statement of Cash Flows Effects:

                                                    Nine Months Ended              Six Months Ended          Three Months Ended
                                                   September 30, 2004               June 30, 2004              March 31, 2004
                                                   ------------------               -------------              --------------
                                               As Previously       As        As Previously       As      As Previously       As
                                                 Reported       Restated       Reported       Restated       Reported     Restated
                                                 --------       --------       --------       --------       --------     --------
Utility Plant Expenditures                     $(20,629,121)  $(19,773,184)  $ (9,035,216)  $(8,834,106)  $(2,935,590)  $(2,918,050)
Net Cash Used in Investing Activities           (17,865,872)   (17,009,935)    (7,924,597)   (7,723,487)   (2,788,246)   (2,770,706)

Construction Advances and Contributions - Net     1,076,559        220,622         46,027      (155,083)     (183,889)     (201,429)
Net Cash Provided by Financing Activities         6,095,944      5,240,007      3,141,962     2,940,852       140,336       122,796

Supplemental Disclosure of Non-Cash Activity:
   Utility Plant received as Construction
       Advances and Contributions              $         --   $  2,015,064   $         --   $   950,037   $        --   $   252,743

Consolidated Balance Sheet Effects:

                                                             December 31, 2004                         December 31, 2003
                                                             -----------------                         -----------------
                                                         As Previously           As             As Previously           As
                                                           Reported           Restated             Reported          Restated
                                                           --------           --------             --------          --------
Utility Plant - Transmission and Distribution            $188,026,091       $194,531,035         $174,455,437      $179,219,783
Total Assets                                              299,129,098        305,634,042          263,191,935       267,956,281
Customer Advances for Construction                         12,366,060         14,018,006           11,711,846        12,838,342
Contributions in Aid of Construction                       16,597,918         21,450,916           15,973,563        19,611,413
Total Capitalization and Liabilities                      299,129,098        305,634,042          263,191,935       267,956,281

Consolidated Statement of Cash Flows Effects:

                                                     Year Ended                   Year Ended                    Year Ended
                                                  December 31, 2004            December 31, 2003            December 31, 2002
                                                  -----------------            -----------------            -----------------
                                              As Previously       As        As Previously       As      As Previously        As
                                                Reported       Restated        Reported      Restated      Reported       Restated
                                                --------       --------        --------      --------      --------       --------
Utility Plant Expenditures                     $(29,860,100) $(28,878,576)  $(19,574,205)  $(17,576,634) $(16,489,095) $(16,255,866)
Net Cash Used in Investing Activities           (39,217,034)  (38,235,510)   (17,515,982)   (15,518,411)  (13,872,562)  (13,639,333)

Construction Advances and Contributions - Net     1,278,569       297,045      1,897,803        (99,768)      874,205       640,976
Net Cash Provided by Financing Activities        24,687,170    23,705,646      3,335,271      1,337,700     1,077,069       843,840

Supplemental Disclosure of Non-Cash Activity:
   Utility Plant received as Construction
       Advances and Contributions              $         --  $  2,722,121   $         --   $  3,753,037  $         --  $  1,042,529

Rate Increases

Middlesex filed for a 13.1% base rate increase with the BPU on May 16, 2005. Reasons for the requested increase are higher costs of operations, maintenance, and taxes, as well as capital investment of approximately $19.2 million since January 2004. Included in the capital investment is $8.7 million for a second raw water pipeline to ensure back-up water supply for our primary treatment plant. We expect a decision on this matter within the next several months with new rates being effective by the first quarter of 2006.

On August 10, 2005 Pinelands Water and Pinelands Wastewater filed for base rate increases of 16.72% and 6.14%, respectively, with the New Jersey Board of Public Utilities (BPU). The requests were necessitated by increased costs of operations, maintenance, and capital investment. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request. We expect a decision on this matter in the first quarter of 2006.

As part of an approved settlement with the Public Service Commission on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. Upon verification of project completion, the new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charge applications over the next three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 27, 2006.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2005. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Results of Operations - Three Months Ended September 30, 2005

Operating revenues for the three months ended September 30, 2005 increased $1.0 million or 4.9% from the same period in 2004. Water sales improved by $1.0 million in our New Jersey systems from increased water consumption due to weather that was drier than the same period in 2004. Revenues rose in our Delaware service territories by $0.4 million due to the phase two base rate increase as discussed above and customer growth.

USA had reduced revenues of $0.5 million as compared to the same period in 2004. This reduction was due to our meter services venture completing its original contracts during December 2004. USA has not bid on, and consequently has not obtained, any additional meter services contracts for 2005. Furthermore, no additional meter services contracts are expected for the remainder of 2005. All other operations accounted for $0.1 million of higher revenues.

While we anticipate continued customer and consumption growth among our Delaware systems, such growth and increased consumption cannot be guaranteed. Unfavorable weather in the Spring of 2005 delayed the completion of homes by developers in several residential subdivisions, which has resulted in lower water consumption revenues than anticipated due to the lag in new customer connections that resulted from the developer construction delays. While overall water sales for the Middlesex System are higher in 2005 than the prior year period, there has been decreased consumption of 1.0% by several large industrial customers. With regard to Middlesex's industrial customer class, we expect this trend to continue throughout the remainder of 2005. Our water systems are highly dependent on the effects of weather, which may adversely impact future consumption in spite of anticipated customer growth. As a result of recent regulation of wastewater services in

Delaware, we have established a regulated wastewater operation (TESI) that commenced operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary to marginally exceed revenues in the near term.

Operating expenses increased $1.0 million or 6.5%. Operation and maintenance expenses increased $0.9 million or 8.8%. In New Jersey, payroll and benefits costs increased $0.7 million and the costs of purchased water, purchased power and repairs to our distribution system increased $0.3 million. The continued growth of our Delaware systems resulted in increases in the cost of water production and additional employees and related benefit costs of $0.3 million. Costs related to our meter services venture decreased $0.5 million due to the completion of the original projects during December 2004. All other operating expenses increased $0.1 million.

Depreciation expense increased $0.2 million or 11.4%, primarily as a result of a higher level of utility plant in service.

Other taxes increased by $0.1 million, reflecting taxes on increased taxable gross revenues. Income taxes decreased by $0.2 million as a result of reduced operating results as compared to the same period in 2004.

Interest expense increased by $0.3 million, or 20.5%, as a result of a higher level of long-term indebtedness, and higher interest rates on short-term borrowings during the current quarter as compared to the same period in 2004. As a result of the additional long-term debt issuances during 2005, as well as expected higher short-term interest rates than were charged in the fourth quarter of 2004, we anticipate that our interest expense will increase for the remainder of 2005.

Net income decreased by 10.0% to $3.0 million. Basic and diluted earnings per share decreased from $0.29 to $0.26, primarily due to reduced earnings.

Results of Operations - Nine Months Ended September 30, 2005

Operating revenues for the nine months ended September 30, 2005 increased $2.5 million or 4.7% from the same period in 2004. Water sales improved by $2.7 million in our Middlesex system, of which $1.7 million was a result of the base rate increases that were granted to Middlesex on May 27, 2004, and $1.0 million was due to increased consumption due to drier weather as compared to the prior year period. Customer growth of 8.7% in Delaware provided additional water consumption sales, facility charges and connection fees of $1.3 million. Base rate increases accounted for $0.3 million of the increase.

USA had reduced revenues of $1.7 million as compared to the same period in 2004, due to our meter services venture completing its original contracts during December 2004. All other operations accounted for $0.2 million of additional revenues.

Operating expenses increased $2.0 million or 4.5%. Operation and maintenance expenses increased $1.3 million or 4.3%. In New Jersey, payroll and benefits costs (primarily pension and post-retirement expenses) and corporate governance related fees increased $1.7 million. Costs for purchased power and purchased water increased by $0.1 million, and costs for water treatment and distribution increased by $0.4 million for our Middlesex system. The continuing growth of our Delaware systems resulted in higher costs of water treatment and additional employees and related benefit expenses of $0.7 million.

The costs of our meter services venture decreased $1.6 million due to the completion of the original projects during December 2004. All other costs of operations were consistent with the prior year period.

Our pension and post-retirement costs have increased by approximately $0.8 million for the nine months ended September 30, 2005 as compared to the prior year period (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). Our pension and post-retirement expenses are anticipated to increase by $0.3 million for the remainder of fiscal 2005. Payroll and benefits costs (excluding pension and post-retirement expenses previously discussed) are also expected to be higher during the remainder of 2005 than the same period in 2004.

Depreciation expense increased $0.5 million or 10.3%, primarily due to the higher level of utility plant in service.

Other taxes increased by $0.4 million, reflecting taxes on higher taxable gross revenues.

Income taxes decreased $0.1 million, as a result of an increased tax benefits from a higher level of Allowance for Funds Used During Construction (AFUDC) and deductions available to the Company for qualified production activities under the American Jobs Creation Act of 2004.

Other income increased $0.1 million, primarily due to higher AFUDC as a result of increases in capital projects in New Jersey and Delaware.

Interest expense increased by $0.6 million, or 14.9%, as a result of a higher level of long-term indebtedness, and higher average interest rates and increased weighted average short-term borrowings as compared to the prior year period.

Net income increased by $0.1 million, or 1.0%, however basic and diluted earnings per share decreased from $0.55 to $0.54 per share. The earnings per share decrease was due to an increase in average shares outstanding as compared to the prior year period as a result of the sale of 700,000 shares of common stock on May 12, 2004, and shares issued under the Company's Dividend Reinvestment Plan during 2005.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. The effect of these factors on net income is discussed in results of operations. For the nine months ended September 30, 2005, cash flows from operating activities decreased $4.4 million to $7.0 million, as compared to the prior year. This decrease was primarily attributable to the timing of payments to vendors and for taxes. The $7.0 million of net cash flow from operations allowed us to internally fund approximately 36% of our utility plant expenditures for the period, with the remainder funded with the proceeds from the issuance of long-term debt and restricted cash from the proceeds of previously issued long-term borrowings.

The Company's capital program for 2005 is estimated to be $23.2 million and includes $11.2 million for water system additions and improvements for our Delaware systems, $3.4 million to complete the new raw water line to the Middlesex primary water treatment plant that began in 2004, and $3.3 million for the RENEW Program, which is our program to clean and cement-line approximately nine miles of unlined mains in the Middlesex System. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex System. The capital program also includes $5.3 million for other planned upgrades to our systems in New Jersey. The upgrades consist of $1.1 million for improvements to existing plant, $1.2 million for mains, $0.8 million for service lines, $0.3 million for meters, $0.3 million for hydrants, and $1.6 million for computer systems and various other capital items.

To pay for our capital program in 2005, we expect to utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust loans (currently, $1.6 million) and Delaware State Revolving Fund (SRF) loans (currently, $1.2 million), which provide low cost financing for projects that meet certain water quality and system improvement criteria. If necessary, we will also utilize short-term borrowings through $40.0 million of available lines of credit with five financial institutions. All of the lines have one year lives and expire at different dates during the year. The Company has renewed all the lines of credit into 2006. As of September 30, 2005, there was $5.0 million outstanding against the lines of credit.

Tidewater had previously received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities during the current year. Of this amount, Tidewater received loan approval in April 2005 under the Delaware SRF program of $2.0 million. Tidewater closed on this loan on July 25, 2005. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw down will be set at 3.49%. On August 25, 2005, Tidewater converted $7.0 million of short-term borrowings to a $7.0 million mortgage-type loan to be repaid over a term of 25 years. This loan bears interest at 6.44%. On September 15, 2005, Tidewater closed on another $7.0 million mortgage-type loan. This loan bears interest at 6.46% and is to be repaid over a term of 26 years.

On April 28, 2005, the Company filed with the Securities and Exchange Commission on Form S-3 to issue shares under its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) at a 5% discount on optional cash payments and reinvested dividends for a six-month period commencing on June 1, 2005, and concluding on December 1, 2005. During the nine months ended September 30, 2005, the company raised approximately $2.6 million through the issuance of 128,973 common shares under the Plan. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

Going forward into 2006 through 2007, we project that we will expend approximately $45.9 million for capital projects. To the extent possible, and because of the favorable interest rates available to regulated water utilities at this time, we expect to finance a portion of our capital needs under SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock, which includes proceeds from the Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. We have received rate relief for Tidewater in the last twelve months and Middlesex and the Pinelands Companies have recently filed for base rate increases. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent  Accounting  Pronouncements  - See  Note  1 of  the  Notes  to  Unaudited
Condensed   Consolidated   Financial  Statements  for  a  discussion  of  recent
accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Approximately $2.1 million of the total balance of the sixteen existing long-term debt instruments is current. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on earnings.

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

On November, 5, 2005, and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed consolidated balance sheets and cash flow statements needed to be restated. The restatement is necessary to reflect the non-cash contributions of utility plant from developers and the related construction advances or contributions at the date the Company took ownership of the property, to reflect only the related cash activity for construction advances and contributions for utility plant, and add supplemental non-cash disclosure related to contributions of utility plant. The Consolidated Balance Sheets as of December 31, 2003 and 2004 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2002, 2003 and 2004, and the Condensed Consolidated Balance Sheet as of March 31, 2005 and June 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the periods March 31, 2004 and June 30, 2004 will be restated on Forms 10-K/A and 10-Q/A, respectively.

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, which included consideration of the restatements, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Report. As a result of this conclusion, the Company performed additional review and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal controls over financial reporting were not effective in meeting the objectives as described above. During the quarter covered by this report, in connection with the discovery of errors related to recording and reporting construction advances and contributions for utility plant, and conclusion that the Company had a material weakness in its internal control over financial reporting, the Company has subsequently implemented procedures related to recording non-cash contributions of utility assets from developers, expanded its periodic review process of non-cash activities and expanded its review of the presentation of non-cash transactions. Management believes these changes will remediate the material weakness that led to the restatement and enhance the reliability and effectiveness of the financial reporting process.

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

The Company is defendant in various lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company's Chief Executive Officer, Chief Financial Officer and Audit Committee have discussed with its independent registered public accounting firm, the matters disclosed in the accompanying unaudited Condensed Consolidated Financial Statements and more fully described in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 6. Exhibits

10 Agreement dated September 26, 2005, between Dennis G. Sullivan and Middlesex Water Company.

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

Date: November 14, 2005