Form 10-K/A
period 2004-12-31
MIDDLESEX WATER CO
filed 2005-11-18
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

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

================================================================================

                                Explanatory Note

This amendment on Form 10-K/A reflects the restatement of Middlesex Water Company's (the Company) consolidated balance sheets as of December 31, 2004 and 2003 and consolidated statements of cash flows for the years ended December 31, 2004, 2003, and 2002 to correct the accounting and disclosure of non-cash contributions of utility plant from developers, as discussed in Note 10 of the Notes to the Consolidated Financial Statements, included in Item 8. In addition, the Company has amended Item 9A and Management's Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

The restatement affects only Items 6, 7, 8 and 15 of this report. Except for the foregoing amended items, the information in this Form 10-K/A is as of March 16, 2005, the filing date of the original Form 10-K for the year ended December 31, 2004, and has not been updated for the events subsequent to that date other than for the matter discussed above.

                             MIDDLESEX WATER COMPANY
                                   FORM 10-K/A

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
Forward-Looking Statements                                                    1

PART I
Item 1.   Business:
             Overview                                                         2
             Financial Information                                            4
             Water Supplies and Contracts                                     4
             Employees                                                        6
             Competition                                                      6
             Regulation                                                       6
             Management                                                       8
             Risk Factors                                                    10
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                15

PART II
Item 5.   Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchase of
             Equity Securities                                               15
Item 6.   Selected Financial Data                                            17
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   18
Item 7A.  Qualitative and Quantitative Disclosure About Market Risk          26
Item 8.   Financial Statements and Supplementary Data                        27
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             49
Item 9A.  Controls and Procedures                                            49
Item 9B.  Other Information                                                  53

PART III
Item 10.  Directors and Executive Officers of the Registrant                 54
Item 11.  Executive Compensation                                             54
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                                  54
Item 13.  Certain Relationships and Related Transactions                     54
Item 14.  Principal Accountant Fees and Services                             54

PART IV
Item 15.  Exhibits and Financial Statement Schedules                         55

Signatures                                                                   56
Exhibit Index                                                                57

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

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                            2004         2003         2002         2001         2000
----------------------------------------------------------------------------------------------------
Operating Revenues                      $ 70,991     $ 64,111     $ 61,933     $ 59,638     $ 54,477
----------------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance             39,984       36,195       32,767       31,740       30,269
   Depreciation                            5,846        5,363        4,963        5,051        4,701
   Other Taxes                             8,228        7,816        7,737        7,594        6,916
   Income Taxes                            3,814        3,237        3,999        3,760        2,653
----------------------------------------------------------------------------------------------------
      Total Operating Expenses            57,872       52,611       49,466       48,145       44,539
----------------------------------------------------------------------------------------------------
Operating Income                          13,119       11,500       12,467       11,493        9,938
Other Income, Net                            795          358          442          502          364
Interest Charges                           5,468        5,227        5,144        5,042        4,997
----------------------------------------------------------------------------------------------------
      Net Income                           8,446        6,631        7,765        6,953        5,305
Preferred Stock Dividend                     255          255          255          255          255
----------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock     $  8,191     $  6,376     $  7,510     $  6,698     $  5,050
----------------------------------------------------------------------------------------------------
Earnings per Share:
      Basic                             $   0.74     $   0.61     $   0.73     $   0.66     $   0.50
      Diluted                           $   0.73     $   0.61     $   0.73     $   0.66     $   0.50
Average Shares Outstanding:
      Basic                               11,080       10,475       10,280       10,131       10,044
      Diluted                             11,423       10,818       10,623       10,474       10,387
Dividends Declared and Paid             $  0.663     $  0.649     $  0.634     $  0.623     $  0.613
Total Assets                            $305,634*    $267,956*    $251,971*    $242,512*    $224,534*
Convertible Preferred Stock             $  2,961     $  2,961     $  2,961     $  2,961     $  2,961
Long-term Debt                          $115,281     $ 97,377     $ 87,483     $ 88,140     $ 82,109
----------------------------------------------------------------------------------------------------

* As Restated (see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following  discussions of the Company's historical results of operations and
financial   condition   should  be  read  in  conjunction   with  the  Company's
consolidated financial statements and related notes.

This Management's Discussion and Analysis of Financial Condition and Results of Operation reflects the restatement of the Company's Consolidated Financial Statements, as discussed in Note 10 of the Notes to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2004, cash flows from operating activities increased $1.4 million to $15.6 million, as compared to the prior year. This increase was primarily attributable to improved profitability during the current year period and the timing of payments made toward prepaid expenses, materials and supplies, and employee benefit plans. These increases in cash flows were partially offset by the timing of collection of customer accounts and payments to vendors. The $15.6 million of net cash flow from operations allowed us to fund approximately 54% of our utility plant expenditures for the period internally, with the remainder funded with both short-term and long-term borrowings. Net proceeds from issuing long-term debt were used to fund the balance of those expenditures.

For 2003, net cash flow from operations of $14.2 million, which increased over 2002 due to lower working capital requirements, and proceeds from prior year financings allowed us to fund approximately 81% of our 2003 utility plant expenditures. Net proceeds from issuing long-term debt were used to fund the balance of those expenditures.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 (November 17, 2005 as to the effect of the material weakness described in Management's Report on Internal Controls Over Financial Reporting (as revised)) expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 10, the accompanying consolidated balance sheets and statements of cash flows have been restated.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 15, 2005 (November 14, 2005 as to the effects of the restatement described in Note 10)


                                        MIDDLESEX WATER COMPANY
                                      CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
ASSETS                                                                                    2004                 2003
========================================================================================================================
                                                                                      (Restated -           (Restated -
                                                                                       see Note 10)         see Note 10)
UTILITY PLANT:              Water Production                                          $  82,340,798        $  77,265,782
                            Transmission and Distribution                               194,531,035          179,219,783
                            General                                                      20,451,215           19,776,293
                            Construction Work in Progress                                13,013,391            2,798,070
                            --------------------------------------------------------------------------------------------
                            TOTAL                                                       310,336,439          279,059,928
                            Less Accumulated Depreciation                                52,017,761           47,510,797
                            --------------------------------------------------------------------------------------------
                            UTILITY PLANT - NET                                         258,318,678          231,549,131
                            --------------------------------------------------------------------------------------------

========================================================================================================================
CURRENT ASSETS:             Cash and Cash Equivalents                                     4,034,768            3,005,610
                            Accounts Receivable, net                                      6,316,853            5,682,608
                            Unbilled Revenues                                             3,572,713            3,234,788
                            Materials and Supplies (at average cost)                      1,203,906            1,419,142
                            Prepayments                                                     823,976            1,009,304
                            --------------------------------------------------------------------------------------------
                            TOTAL CURRENT ASSETS                                         15,952,216           14,351,452

========================================================================================================================
DEFERRED CHARGES            Unamortized Debt Expense                                      3,172,254            3,272,783
AND OTHER ASSETS:           Preliminary Survey and Investigation Charges                  1,032,182            1,380,771
                            Regulatory Assets                                             8,198,565            8,216,117
                            Operations Contracts Fees Receivable                            685,599              699,806
                            Restricted Cash                                              13,257,106            3,825,420
                            Non-utility Assets - Net                                      4,552,023            4,147,685
                            Other                                                           465,419              513,116
                            --------------------------------------------------------------------------------------------
                            TOTAL DEFERRED CHARGES AND OTHER ASSETS                      31,363,148           22,055,698
                            --------------------------------------------------------------------------------------------
                            TOTAL ASSETS                                              $ 305,634,042        $ 267,956,281
                            --------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
========================================================================================================================
CAPITALIZATION:             Common Stock, No Par Value                                $  71,979,902        $  56,924,028
                            Retained Earnings                                            23,103,908           22,668,348
                            Accumulated Other Comprehensive Income, net of tax               44,841               50,808
                            ============================================================================================
                            TOTAL COMMON EQUITY                                          95,128,651           79,643,184
                            ============================================================================================
                            Preferred Stock                                               4,063,062            4,063,062
                            Long-term Debt                                              115,280,649           97,376,847
                            --------------------------------------------------------------------------------------------
                            TOTAL CAPITALIZATION                                        214,472,362          181,083,093

========================================================================================================================
CURRENT                     Current Portion of Long-term Debt                             1,091,351            1,067,258
LIABILITIES:                Notes Payable                                                11,000,000           12,500,000
                            Accounts Payable                                              6,001,806            4,777,400
                            Accrued Taxes                                                 6,784,380            6,258,739
                            Accrued Interest                                              1,703,131            1,810,639
                            Unearned Revenues and Advanced Service Fees                     387,156              602,854
                            Other                                                           795,456              678,596
                            --------------------------------------------------------------------------------------------
                            TOTAL CURRENT LIABILITIES                                    27,763,280           27,695,486

========================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

========================================================================================================================
DEFERRED CREDITS            Customer Advances for Construction                           14,018,006           12,838,342
AND OTHER LIABILITIES:      Accumulated Deferred Investment Tax Credits                   1,696,566            1,775,183
                            Accumulated Deferred Income Taxes                            14,556,153           14,125,970
                            Employee Benefit Plans                                        5,464,056            5,086,988
                            Regulatory Liability - Cost of Utility Plant Removal          5,363,152            4,830,308
                            Other                                                           849,551              909,498
                            --------------------------------------------------------------------------------------------
                            TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                 41,947,484           39,566,289

========================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                     21,450,916           19,611,413
------------------------------------------------------------------------------------------------------------------------
                            TOTAL CAPITALIZATION AND LIABILITIES                      $ 305,634,042        $ 267,956,281
                            --------------------------------------------------------------------------------------------

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

See Notes to Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY

                                           MIDDLESEX WATER COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                           2004            2003              2002
                                                                       ---------------------------------------------
                                                                      (Restated -      (Restated -      (Restated -
                                                                       see Note 10)     see Note 10)     see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 8,445,509      $ 6,630,596      $ 7,765,353
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                   6,387,808        5,633,863        5,436,525
         Provision for Deferred Income Taxes and ITC                       603,275          306,919          197,714
         Allowance for Funds Used During Construction                     (606,019)        (315,919)        (269,668)
     Changes in Assets and Liabilities:
         Accounts Receivable                                              (634,245)         345,694          637,418
         Unbilled Revenues                                                (337,925)         (53,697)        (380,076)
         Materials & Supplies                                              215,236         (228,805)        (162,417)
         Prepayments                                                       185,328         (193,912)          54,301
         Other Assets                                                     (578,048)         275,802         (256,683)
         Operations Contracts Receivable                                    14,207         (699,806)              --
         Accounts Payable                                                1,224,406        2,260,431         (476,148)
         Accrued Taxes                                                     528,715          333,815         (432,126)
         Accrued Interest                                                 (107,508)         196,361         (199,618)
         Employee Benefit Plans                                            377,068         (192,749)          17,061
         Unearned Revenue & Advanced Service Fees                         (215,698)         186,265           71,316
         Other Liabilities                                                  56,913         (236,431)        (803,949)

--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               15,559,022       14,248,427       11,199,003
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Utility Plant Expenditures*                                       (28,878,576)     (17,576,634)     (16,255,866)
     Cash Surrender Value & Other Investments                             (273,837)        (466,290)          (4,438)
     Restricted Cash                                                    (9,431,686)       2,321,158        2,843,996
     Proceeds from Real Estate Dispositions                                     --          532,922               --
     Preliminary Survey & Investigation Charges                            348,589         (282,303)        (154,846)
     Other Assets                                                               --          (47,264)         (68,179)

--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (38,235,510)     (15,518,411)     (13,639,333)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of Long-term Debt                                       (1,067,258)        (884,427)      (6,443,836)
     Proceeds from Issuance of Long-term Debt                           18,995,153       11,205,723        6,067,350
     Net Short-term Bank Borrowings (Repayments)                        (1,500,000)      (5,150,000)       4,425,000
     Deferred Debt Issuance Expenses                                       (65,219)        (194,484)        (510,818)
     Common Stock Issuance Expense                                        (379,534)        (103,284)          (3,688)
     Restricted Cash                                                            --              121          219,588
     Proceeds from Issuance of Common Stock                             15,055,874        3,609,859        3,214,548
     Payment of Common Dividends                                        (7,375,629)      (6,791,254)      (6,510,494)
     Payment of Preferred Dividends                                       (254,786)        (254,786)        (254,786)
     Construction Advances and Contributions-Net                           297,045          (99,768)         640,976
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               23,705,646        1,337,700          843,840
--------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                 1,029,158           67,716       (1,596,490)
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           3,005,610        2,937,894        4,534,384
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 4,034,768      $ 3,005,610      $ 2,937,894
--------------------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
     Utility Plant received as Construction Advances and Contributions $ 2,722,121      $ 3,753,037      $ 1,042,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
     Interest                                                          $ 5,409,803      $ 5,061,878      $ 5,103,787
     Interest Capitalized                                              $  (606,019)     $  (315,919)     $  (269,668)
     Income Taxes                                                      $ 3,074,513      $ 2,472,000      $ 4,237,000
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
                                                ===========      ===========      ===========       ===========      ===========

See Notes to Consolidated Financial Statements.

                             Middlesex Water Company
            Notes to Consolidated Financial Statements (as Restated)

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

                                                   (Thousands of Dollars)
                                              Twelve Months Ended December 31,
Operations by Segments:                      2004          2003          2002
-------------------------------------------------------------------------------
Revenues:
   Regulated                               $ 60,745      $ 55,707      $ 54,398
   Non - Regulated                           10,366         8,500         7,576
Inter-segment Elimination                      (120)          (96)          (41)
-------------------------------------------------------------------------------
Consolidated Revenues                      $ 70,991      $ 64,111      $ 61,933
-------------------------------------------------------------------------------

Operating Income:
   Regulated                               $ 12,569      $ 11,013      $ 12,032
   Non - Regulated                              550           487           435
-------------------------------------------------------------------------------
Consolidated Operating Income              $ 13,119      $ 11,500      $ 12,467
-------------------------------------------------------------------------------

Depreciation:
   Regulated                               $  5,762      $  5,308      $  4,925
   Non - Regulated                               84            55            38
-------------------------------------------------------------------------------
 Consolidated Depreciation                 $  5,846      $  5,363      $  4,963
-------------------------------------------------------------------------------

Other Income, Net:
   Regulated                               $    892      $    506      $    474
   Non - Regulated                               (1)          (33)           22
Inter-segment Elimination                       (96)         (116)          (54)
-------------------------------------------------------------------------------
Consolidated Other Income, Net             $    795      $    357      $    442
-------------------------------------------------------------------------------

Interest Expense:
   Regulated                               $  5,469      $  5,227      $  5,143
   Non - Regulated                               96           116            54
Inter-segment Elimination                       (96)         (116)          (54)
-------------------------------------------------------------------------------
Consolidated Interest Charges              $  5,469      $  5,227      $  5,143
-------------------------------------------------------------------------------

Net Income:
   Regulated                               $  7,993      $  6,292      $  7,361
   Non - Regulated                              453           339           404
-------------------------------------------------------------------------------
Consolidated Net Income                    $  8,446      $  6,631      $  7,765
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Capital Expenditures:
   Regulated                               $ 28,669      $ 17,005      $ 15,827
   Non - Regulated                              210           572           429
-------------------------------------------------------------------------------
Total Capital Expenditures                 $ 28,879      $ 17,577      $ 16,256
-------------------------------------------------------------------------------

                                                         As of         As of
                                                      December 31,  December 31,
                                                          2004          2003
--------------------------------------------------------------------------------
Assets:
   Regulated                                            $302,765      $264,453
   Non - Regulated                                         4,943         5,223
   Inter-segment Elimination                              (2,074)       (1,720)
--------------------------------------------------------------------------------
Consolidated Assets                                     $305,634      $267,956
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

The Consolidated Balance Sheets as of December 31, 2004 and 2003, reflect the non-cash contributions of utility plant from developers and the related construction advance or contributions as of the date the Company took ownership of the property. Previously, the Company recorded the contributions as of the date the cost information regarding the contributed property was received from the developer.

The Consolidated Statements of Cash Flows for the three years ended December 31, 2004 reflect only the related cash activity for construction advances and contributions of utility plant. Additionally, the Company has included supplemental non-cash disclosure related to utility plant contributions by developers. Previously, the Company incorrectly included non-cash activity for construction advances and contributions of utility plant as cash outflows from investing activities and cash inflows from financing activities.

The restatement does not have any effect on net income, earnings applicable to common stock, cash flow from operations, or liquidity.

A summary of the significant effects of the restatement is as follows:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(1) The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, solely due to the material weakness described below under (2) Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

This matter and its resolution has been discussed with the Audit Committee of the Company's Board of Directors.

Based on the foregoing, in connection with this Annual Report on Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal controls over financial reporting were not effective as of the period covered by this annual report. Subsequent to the period covered by this report, in connection with the discovery of errors related to recording and reporting construction advances and contributions for utility plant, and conclusion that the Company had a material weakness in its internal control over financial reporting, the Company implemented procedures related to recording non-cash contributions of utility assets from developers, expanded its periodic review process of non-cash activities and expanded its review of the presentation of non-cash transactions. Management believes these changes will remediate the material weakness that led to the restatement and enhance the reliability and effectiveness of the financial reporting process. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no other changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2004, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

(2) Management's Report on Internal Control Over Financial Reporting (as revised)

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

In the Company's 2004 annual report on Form 10-K, filed on March 16, 2005, management of the Company included Management's Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of December 31, 2004, the Company's internal control over financial reporting was effective. As of result of the restatement of its financial statements, as described further in Note 10 of the Notes to Consolidated Financial Statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and, accordingly, has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described in Note 10 of the Notes to Consolidated Financial Statements, the management of Middlesex Water Company has concluded that a material weakness existed in the Company's internal control over financial reporting as of December 31, 2004 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, there were ineffective controls to record non-cash contributions of utility plant from developers and disclosure of these non-cash transactions in the statement of cash flows. These errors resulted in the restatement of the Company's Consolidated Balance Sheets as of December 31, 2004 and 2003 and Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

In making this revised assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on those criteria and management's revised assessment, management concludes that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, solely as a result of the material weakness described above.

Subsequent to December 31, 2004, the Company completed a comprehensive review of the recording of non-cash contributions of utility plant from developers and disclosure of these non-cash transactions in the statement of cash flows. As a result of this remediation effort, in the Company's best judgment, it has remediated the aforementioned material weakness.

Middlesex's independent registered public accounting firm has issued their report on our revised assessment of the Company's internal control over financial reporting. This report appears on pages 51 through 53.


         /s/ Dennis G. Sullivan               /s/ A. Bruce O'Connor
         ---------------------------          --------------------------
         Dennis G. Sullivan                   A. Bruce O'Connor
         President                            Vice President and Chief
                                               Financial Officer

Iselin, New Jersey
November 18, 2005

(3) Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Middlesex Water Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised), that Middlesex Water Company and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 15, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2002, 2003, and 2004 annual financial statements and 2004 interim financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's revised assessment: there were ineffective controls to record non-cash contributions of utility plant from developers and disclosure of these non-cash transactions in the statement of cash flows. This material weakness resulted in the restatement of the Company's previously issued annual financial statements as described more fully in Note 10 of the Notes to Consolidated Financial Statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We do not express an opinion or any other form of assurance on management's statements regarding the remediation of the material weakness included in paragraph six of Management's Report on Internal Control Over Financial Reporting (as revised).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt of the Company as of December 31, 2004, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2004 and our report dated March 15, 2005 (November 14, 2005 as to the effects of the restatement described in Note 10 of the Notes to Consolidated Financial Statements) expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the restatement described in Note 10.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 15, 2005 (November 14, 2005 as to the effect of the
 material weakness described in Management's Report on
Internal Control Over Financial Reporting (as revised))


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

      Consolidated Balance Sheets at December 31, 2004 and 2003 (as restated).

      Consolidated Statements of Income for each of the three years in the period ended December 31, 2004, 2003 and 2002.

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004, 2003 and 2002 (as restated).

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

MIDDLESEX WATER COMPANY


By:   /s/ Dennis G. Sullivan
      -----------------------------------------------
      Dennis G. Sullivan
      President, Chief Executive Officer and Director

Date: November 18, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on November 18, 2005.


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