Form 10-Q/A
period 2005-03-31
MIDDLESEX WATER CO
filed 2005-11-23
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                                Explanatory Note

This amendment on Form 10-Q/A reflects the restatement of the unaudited Condensed Consolidated Balance Sheets of Middlesex Water Company (the Company) as of March 31, 2005 and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004, to correct the accounting and disclosure of non-cash contributions of utility plant from developers, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I.- Item 1. In addition, the Company has amended Part I.- Item 4 to update the disclosures regarding disclosure controls and procedures.

The  restatement  affects  only  Part I.-  Items 1 and 4, and Part  II.- Item 6.
Except for the foregoing amended items, all of the information in this Form 10-Q/A is as of May 6, 2005, the filing date of the original Form 10-Q for the quarter ended March 31, 2005, and has not been updated for the events subsequent to that date other than for the matter discussed above.

                                      INDEX


     PART I.      FINANCIAL INFORMATION                                     PAGE
                                                                            ----

     Item 1.      Financial Statements:
                  Condensed Consolidated Statements of Income                 1

                  Condensed Consolidated Balance Sheets                       2

                  Condensed Consolidated Statements of Cash Flows             3

                  Condensed Consolidated Statements of Capital Stock
                    and Long-term Debt                                        4

                  Notes to Condensed Consolidated
                    Financial Statements (Unaudited)                          5

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

     Item 3.      Quantitative and Qualitative Disclosures of Market Risk     18

     Item 4.      Controls and Procedures                                     19


     PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings                                           20

     Item 2.      Changes in Securities                                       20

     Item 3.      Defaults upon Senior Securities                             20

     Item 4.      Submission of Matters to a Vote of Security Holders         20

     Item 5.      Other Information                                           20

     Item 6.      Exhibits                                                    20

SIGNATURE                                                                     21

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                       2005            2004
                                                   ----------------------------

Operating Revenues                                 $ 16,742,903    $ 15,875,733
                                                   ----------------------------

Operating Expenses:
    Operations                                        9,041,996       8,904,091
    Maintenance                                         898,685         862,508
    Depreciation                                      1,548,048       1,436,230
    Other Taxes                                       2,083,134       1,945,194
    Income Taxes                                        666,770         507,359
                                                   ----------------------------

        Total Operating Expenses                     14,238,633      13,655,382
                                                   ----------------------------

               Operating Income                       2,504,270       2,220,351

Other Income:
    Allowance for Funds Used During Construction        210,450          49,561
    Other Income                                         55,219          19,806
    Other Expense                                        (8,145)         (3,236)
                                                   ----------------------------

        Total Other Income, net                         257,524          66,131

Interest Charges                                      1,382,092       1,252,842
                                                   ----------------------------

Net Income                                            1,379,702       1,033,640

Preferred Stock Dividend Requirements                    63,697          63,697
                                                   ----------------------------

Earnings Applicable to Common Stock                $  1,316,005    $    969,943
                                                   ----------------------------

Earnings per share of Common Stock:
    Basic                                          $       0.12    $       0.09
    Diluted                                        $       0.12    $       0.09

Average Number of
    Common Shares Outstanding :
    Basic                                            11,367,475      10,579,095
    Diluted                                          11,710,615      10,922,235

Cash Dividends Paid per Common Share               $     0.1675    $     0.1650

See Notes to Condensed Consolidated Financial Statements.


                                                   MIDDLESEX WATER COMPANY
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                           March 31,          December 31,
ASSETS                                                                                       2005                 2004
===========================================================================================================================
                                                                                          (Restated -
                                                                                           see Note 9)
UTILITY PLANT:               Water Production                                            $  84,008,905        $  82,340,798
                             Transmission and Distribution                                 197,429,415          194,531,035
                             General                                                        20,503,687           20,451,215
                             Construction Work in Progress                                  12,939,425           13,013,391
                             ----------------------------------------------------------------------------------------------
                             TOTAL                                                         314,881,432          310,336,439
                             Less Accumulated Depreciation                                  53,253,309           52,017,761
                             ----------------------------------------------------------------------------------------------
                             UTILITY PLANT - NET                                           261,628,123          258,318,678
                             ----------------------------------------------------------------------------------------------

===========================================================================================================================
CURRENT ASSETS:              Cash and Cash Equivalents                                       1,739,186            4,034,768
                             Accounts Receivable, net                                        6,081,133            6,316,853
                             Unbilled Revenues                                               3,594,987            3,572,713
                             Materials and Supplies (at average cost)                        1,298,836            1,203,906
                             Prepayments                                                       591,754              823,976
                             ----------------------------------------------------------------------------------------------
                             TOTAL CURRENT ASSETS                                           13,305,896           15,952,216
                             ----------------------------------------------------------------------------------------------

===========================================================================================================================
DEFERRED CHARGES             Unamortized Debt Expense                                        3,137,481            3,172,254
AND OTHER ASSETS:            Preliminary Survey and Investigation Charges                    1,293,538            1,032,182
                             Regulatory Assets                                               8,418,941            8,198,565
                             Restricted Cash                                                10,715,906           13,257,106
                             Non-utility Assets, net                                         5,363,244            5,237,622
                             Other                                                             462,932              465,419
                             ----------------------------------------------------------------------------------------------
                             TOTAL DEFERRED CHARGES AND OTHER ASSETS                        29,392,042           31,363,148
                             ----------------------------------------------------------------------------------------------
                              TOTAL ASSETS                                               $ 304,326,061        $ 305,634,042
                             ----------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
===========================================================================================================================
CAPITALIZATION:              Common Stock, No Par Value                                  $  72,369,198        $  71,979,902
                             Retained Earnings                                              22,516,420           23,103,908
                             Accumulated Other Comprehensive Income, net of tax                 44,228               44,841
                             ==============================================================================================
                             TOTAL COMMON EQUITY                                            94,929,846           95,128,651
                             ==============================================================================================
                             Preferred Stock                                                 4,063,062            4,063,062
                             Long-term Debt                                                115,343,509          115,280,649
                             ----------------------------------------------------------------------------------------------
                             TOTAL CAPITALIZATION                                          214,336,417          214,472,362
                             ----------------------------------------------------------------------------------------------

===========================================================================================================================
CURRENT                      Current Portion of Long-term Debt                               1,153,562            1,091,351
LIABILITIES:                 Notes Payable                                                   9,500,000           11,000,000
                             Accounts Payable                                                4,314,812            6,001,806
                             Accrued Taxes                                                   8,699,514            6,784,380
                             Accrued Interest                                                  931,729            1,703,131
                             Unearned Revenues and Advanced Service Fees                       395,834              387,156
                             Other                                                             741,153              795,456
                             ----------------------------------------------------------------------------------------------
                             TOTAL CURRENT LIABILITIES                                      25,736,604           27,763,280
                             ----------------------------------------------------------------------------------------------

===========================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

===========================================================================================================================
DEFERRED CREDITS             Customer Advances for Construction                             13,871,817           14,018,006
AND OTHER LIABILITIES:       Accumulated Deferred Investment Tax Credits                     1,676,912            1,696,566
                             Accumulated Deferred Income Taxes                              14,873,351           14,556,153
                             Employee Benefit Plans                                          5,875,032            5,464,056
                             Regulatory Liability - Cost of Utility Plant Removal            5,522,494            5,363,152
                             Other                                                             807,918              849,551
                             ----------------------------------------------------------------------------------------------
                             TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                   42,627,524           41,947,484
                             ----------------------------------------------------------------------------------------------

===========================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                        21,625,516           21,450,916
---------------------------------------------------------------------------------------------------------------------------
                             TOTAL CAPITALIZATION AND LIABILITIES                        $ 304,326,061        $ 305,634,042
                             ----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                    MIDDLESEX WATER COMPANY
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)

                                                                        Three Months Ended March 31,
                                                                             2005           2004
                                                                        ----------------------------
                                                                                        (Restated -
                                                                                         see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $ 1,379,702    $ 1,033,640
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                     1,720,355      1,499,191
          Provision for Deferred Income Taxes and ITC                         (25,049)       (58,444)
          Allowance for Funds Used During Construction                       (210,450)       (49,561)
      Changes in Assets and Liabilities:
          Accounts Receivable                                                 235,720       (201,372)
          Unbilled Revenues                                                   (22,274)       (18,363)
          Materials & Supplies                                                (94,930)      (228,443)
          Prepayments                                                         232,222        161,209
          Other Assets                                                        (28,823)        30,126
          Accounts Payable                                                 (1,686,994)      (606,899)
          Accrued Taxes                                                     1,915,449      1,897,195
          Accrued Interest                                                   (771,402)    (1,091,009)
          Employee Benefit Plans                                              410,976        211,445
          Unearned Revenue & Advanced Service Fees                              8,678        260,004
          Other Liabilities                                                   (95,936)        99,805

----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,967,244      2,938,524
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                          (4,192,222)    (2,918,050)
      Cash Surrender Value & Other Investments                                (85,936)       (57,864)
      Restricted Cash                                                       2,541,200        299,378
      Preliminary Survey & Investigation Charges                             (261,356)       (94,170)

----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,998,314)    (2,770,706)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                           (210,575)      (212,204)
      Proceeds from Issuance of Long-term Debt                                335,646      1,084,746
      Net Short-term Bank (Repayments) Borrowings                          (1,500,000)       975,000
      Deferred Debt Issuance Expenses                                          (7,500)       (17,512)
      Common Stock Issuance Expense                                                --       (204,286)
      Proceeds from Issuance of Common Stock                                  389,296        507,153
      Payment of Common Dividends                                          (1,903,493)    (1,744,975)
      Payment of Preferred Dividends                                          (63,697)       (63,697)
      Construction Advances and Contributions-Net                            (304,189)      (201,429)
----------------------------------------------------------------------------------------------------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES                        (3,264,512)       122,796
----------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                   (2,295,582)       290,614
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,034,768      3,005,610
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,739,186    $ 3,296,224
----------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Utility Plant received as Construction Advances and Contributions   $   332,600    $   252,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Period for:
      Interest                                                            $ 2,111,221    $ 2,453,181
      Interest Capitalized                                                $  (210,450)   $   (49,561)
      Income Taxes                                                        $   300,000    $   112,000
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                      MIDDLESEX WATER COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                         AND LONG-TERM DEBT
                                            (Unaudited)

                                                                          March 31,      December 31,
                                                                            2005             2004
-----------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized  - 20,000,000
     Shares Outstanding - 2005 - 11,377,403                            $  72,369,198    $  71,979,902
                          2004 - 11,358,772

Retained Earnings                                                         22,516,420       23,103,908
Accumulated Other Comprehensive Income, net of tax                            44,228           44,841
-----------------------------------------------------------------------------------------------------
         TOTAL COMMON EQUITY                                              94,929,846       95,128,651
-----------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 140,497
   Convertible:
     Shares Outstanding, $7.00 Series - 14,881                             1,562,505        1,562,505
     Shares Outstanding, $8.00 Series - 12,000                             1,398,857        1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series - 1,017                                101,700          101,700
     Shares Outstanding, $4.75 Series - 10,000                             1,000,000        1,000,000
-----------------------------------------------------------------------------------------------------
         TOTAL PREFERRED STOCK                                             4,063,062        4,063,062
-----------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                   3,044,055        3,063,389
   6.25%, Amortizing Secured Note, due May 22, 2028                        9,730,000        9,835,000
   4.22%, State Revolving Trust Note, due December 31, 2022                  784,000          784,000
   3.60%, State Revolving Trust Note, due May 1, 2025                      2,683,962        2,348,316
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021         790,000          790,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                   641,580          652,306
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                12,000,000       12,000,000
      5.25%, Series T, due October 1, 2023                                 6,500,000        6,500,000
      6.40%, Series U, due February 1, 2009                               15,000,000       15,000,000
      5.25%, Series V, due February 1, 2029                               10,000,000       10,000,000
      5.35%, Series W, due February 1, 2038                               23,000,000       23,000,000
      0.00%, Series X, due September 1, 2018                                 742,578          755,006
      4.25% to 4.63%, Series Y, due September 1, 2018                        920,000          920,000
      0.00%, Series Z, due September 1, 2019                               1,650,588        1,679,979
      5.25% to 5.75%, Series AA, due September 1, 2019                     2,085,000        2,085,000
      0.00%, Series BB, due September 1, 2021                              2,014,399        2,048,095
      4.00% to 5.00%, Series CC, due September 1, 2021                     2,275,000        2,275,000
      5.10%, Series DD, due January 1, 2032                                6,000,000        6,000,000
      0.00%, Series EE, due September 1, 2024                              7,715,909        7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                     8,920,000        8,920,000
-----------------------------------------------------------------------------------------------------
         SUBTOTAL LONG-TERM DEBT                                         116,497,071      116,372,000
-----------------------------------------------------------------------------------------------------
                             Less: Current Portion of Long-term Debt      (1,153,562)      (1,091,351)
-----------------------------------------------------------------------------------------------------
                                 TOTAL LONG-TERM DEBT                  $ 115,343,509    $ 115,280,649
-----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The consolidated notes within the 2004 Form 10-K/A are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three month periods ended March 31, 2005 and 2004. Information included in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company's audited financial statements for the year ended December 31, 2004.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123(R) "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for fiscal periods beginning after June 15, 2005 (effective January 1, 2006 for the Company). The Company currently recognizes compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

                   (In Thousands Except for per Share Amounts)

                                               Three Months Ended March 31,
                                                   Weighted             Weighted
                                          2005      Average     2004     Average
Basic:                                   Income     Shares     Income    Shares
--------------------------------------------------------------------------------
Net Income                               $ 1,380     11,367    $ 1,034    10,579
Preferred Dividend                           (64)                  (64)
                                         -------    -------    -------   -------
Earnings Applicable to Common Stock      $ 1,316     11,367    $   970    10,579

Basic EPS                                $  0.12               $  0.09

--------------------------------------------------------------------------------
Diluted:
--------------------------------------------------------------------------------
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


Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report
for the period ended December 31, 2004 filed on Form 10-K/A. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements.

                                                    (Dollars in Thousands)
                                                      Three Months Ended
                                                           March 31,
Operations by Segments:                              2005             2004
-----------------------------------------------------------------------------
Revenues:
   Regulated                                      $  14,759         $  13,391
   Non - Regulated                                    2,014             2,515
Inter-segment Elimination                               (30)              (30)
                                                  ---------------------------
Consolidated Revenues                             $  16,743         $  15,876
                                                  ---------------------------

Operating Income:
   Regulated                                      $   2,374         $   2,073
   Non - Regulated                                      130               147
                                                  ---------------------------
Consolidated Operating Income                     $   2,504         $   2,220
                                                  ---------------------------

Net Income:
   Regulated                                      $   1,273            $  925
   Non - Regulated                                      107               109
                                                  ---------------------------
Consolidated Net Income                           $   1,380         $   1,034
                                                  ---------------------------

Capital Expenditures:
   Regulated                                      $   4,133         $   2,844
   Non - Regulated                                       59                74
                                                  ---------------------------
Total Capital Expenditures                        $   4,192         $   2,918
                                                  ---------------------------

                                                    As of             As of
                                                March 31,2005   December 31,2004
                                                -------------   ----------------
Assets:
   Regulated                                      $ 301,446         $ 302,765
   Non - Regulated                                    5,061             4,943
Inter-segment Elimination                            (2,181)           (2,074)
                                                  ---------------------------
Consolidated Assets                               $ 304,326         $ 305,634
                                                  ---------------------------

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2005 approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

                                      (Millions of Dollars)
                                       Three Months Ended
                                            March 31,
                      Purchased Water     2005      2004
                      ---------------   -------   -------
                      Untreated         $   0.6   $   0.6
                      Treated               0.4       0.4
                                        -------   -------
                      Total Costs       $   1.0   $   1.0
                                        =======   =======

Construction - Based on its capital budget, the Company plans to spend approximately $28.5 million on its construction program in 2005.

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

                                                        (Dollars in Thousands)
                                                 Pension Benefits   Other Benefits
                                                    Three Months Ended March 31,
                                                   2005     2004     2005     2004
                                                  --------------------------------
Service Cost                                      $ 264    $ 186    $ 126    $ 106

Interest Cost                                       374      346      161      145

Expected Return on Assets                          (384)    (372)     (66)     (53)

Amortization of Unrecognized Losses                   3       --       82       73

Amortization of Unrecognized Prior Service Cost      23       23       --       --

Amortization of Transition Obligation                --       --       34       34
                                                  --------------------------------
Net Periodic Benefit Cost                         $ 280    $ 183    $ 337    $ 305
                                                  --------------------------------

Note 8 - Other Comprehensive Income

Comprehensive income is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                       2005              2004
                                                    ----------------------------

Net Income                                          $ 1,379,702      $ 1,033,640

Other Comprehensive Income:
Change in Value of Equity Investments,
  Net of Income Tax                                        (613)              --
                                                    ----------------------------
     Other Comprehensive Income                            (613)              --

                                                    ----------------------------
Comprehensive Income                                $ 1,379,089      $ 1,033,640
                                                    ----------------------------

Note 9 - Restatement of Condensed Consolidated Financial Statements

On November 5, 2005 and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed Consolidated Balance Sheets and Statements of Cash Flows needed to be restated.

The Condensed Consolidated Balance Sheet as of March 31, 2005, reflects the non-cash contributions of utility plant from developers and the related construction advance or contributions as of the date the Company took ownership of the property. Previously, the Company recorded the contributions as of the date the cost information regarding the contributed property was received from the developer.

The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004,reflects only the related cash activity for construction advances and contributions of utility plant. Additionally, the Company has included supplemental non-cash disclosure related to utility plant contributions by developers. Previously, the Company incorrectly included non-cash activity for construction advances and contributions of utility plant as cash outflows from investing activities and cash inflows from financing activities.

The restatement does not have any effect on net income, earnings applicable to common stock, cash flow from operations, or liquidity.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheet Effects:

                                                      March 31, 2005
                                                      --------------
                                               As Previously        As
                                                  Reported       Restated
                                                  --------       --------
Transmission and Distribution                   $190,591,871   $197,429,415
Total Assets                                     297,488,517    304,326,061
Customer Advances for Construction                12,032,771     13,871,817
Contributions in Aid of Construction              16,627,018     21,625,516
Total Capitalization and Liabilities             297,488,517    304,326,061


Condensed Consolidated Statement of Cash Flows Effects:


                                                          Three Months Ended
                                                            March 31, 2004
                                                            --------------
                                                      As Previously        As
                                                         Reported       Restated
                                                         --------       --------
       Utility Plant Expenditures                      $(2,935,590)   $(2,918,050)
       Net Cash Used in Investing Activities            (2,788,246)    (2,770,706)

       Construction Advances and Contributions - Net      (183,889)      (201,429)
       Net Cash Provided by Financing Activities           140,336        122,796

Supplemental Disclosure of Non-Cash Activity
   Utility Plant received as Construction Advances
       and Contributions                               $        --    $   252,743

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

For an additional discussion of factors that may affect the Company's business and results of operations, see Risk Factors in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

On November 5, 2005, and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed consolidated balance sheets and cash flow statements needed to be restated. The restatement is necessary to reflect the non-cash contributions of utility plant from developers and the related construction advances or contributions at the date the Company took ownership of the property, to reflect only the related cash activity for construction advances and contributions for utility plant, and add supplemental non-cash disclosure related to contributions of utility plant. The Consolidated Balance Sheets as of December 31, 2003 and 2004 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2002, 2003 and 2004 were restated on Form 10K/A.

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

Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal controls over financial reporting were not effective in meeting the objectives as described above during the quarter covered by this report. In connection with the discovery of errors related to recording and reporting construction advances and contributions for utility plant, and conclusion that the Company had a material weakness in its internal control over financial reporting, the Company has subsequently implemented procedures related to recording non-cash contributions of utility assets from developers, expanded its periodic review process of non-cash activities and expanded its review of the presentation of non-cash transactions. Management believes these changes will remediate the material weakness that led to the restatement and enhance the reliability and effectiveness of the financial reporting process.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

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


Date: November 23, 2005