Form 10-Q/A
period 2005-06-30
MIDDLESEX WATER CO
filed 2005-11-23
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number  0-422

                             MIDDLESEX WATER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                         22-1114430
--------------------------------------------------------------------------------
(State of incorporation)                       (IRS employer identification no.)

                        1500 Ronson Road, Iselin NJ 08830
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (732) 634-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Explanatory Note

This amendment on Form 10-Q/A reflects the restatement of the unaudited Condensed Consolidated Balance Sheets of Middlesex Water Company (the Company) as of June 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to correct the accounting and disclosure of non-cash contributions of utility plant from developers, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I.- Item 1. In addition, the Company has amended Part I.- Item 4 to update the disclosures regarding disclosure controls and procedures.

The restatement affects only Part I. - Items 1 and 4, and Part II.- Item 6. Except for the foregoing amended items, all of the information in this Form 10-Q/A is as of August 9, 2005, the filing date of the original Form 10-Q for the quarter ended June 30, 2005, and has not been updated for the events subsequent to that date other than for the matter discussed above.

                                      INDEX

     PART I.      FINANCIAL INFORMATION                                     PAGE
                                                                            ----

     Item 1.      Financial Statements:

                  Condensed Consolidated Statements of Income                 1

                  Condensed Consolidated Balance Sheets                       2

                  Condensed Consolidated Statements of Cash Flows             3

                  Condensed Consolidated Statements of Capital Stock
                    and Long-term Debt                                        4

                  Notes to Condensed Consolidated
                    Financial Statements (Unaudited)                          5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       16

     Item 3.      Quantitative and Qualitative Disclosures of Market Risk     22

     Item 4.      Controls and Procedures                                     22


     PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings                                           24

     Item 2.      Changes in Securities                                       24

     Item 3.      Defaults upon Senior Securities                             24

     Item 4.      Submission of Matters to a Vote of Security Holders         24

     Item 5.      Other Information                                           24

     Item 6.      Exhibits                                                    24

SIGNATURE                                                                     25


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


See Notes to Condensed Consolidated Financial Statements.

                                                    MIDDLESEX WATER COMPANY
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                         June 30,           December 31,
ASSETS                                                                                     2005                 2004
========================================================================================================================
                                                                                       (Restated -
                                                                                        see Note 9)
UTILITY PLANT:              Water Production                                          $  90,016,001        $  82,340,798
                            Transmission and Distribution                               202,613,826          194,531,035
                            General                                                      23,235,929           20,451,215
                            Construction Work in Progress                                 4,522,572           13,013,391
                            --------------------------------------------------------------------------------------------
                            TOTAL                                                       320,388,328          310,336,439
                            Less Accumulated Depreciation                                52,843,576           52,017,761
                            --------------------------------------------------------------------------------------------
                            UTILITY PLANT - NET                                         267,544,752          258,318,678
                            --------------------------------------------------------------------------------------------

========================================================================================================================
CURRENT ASSETS:             Cash and Cash Equivalents                                     1,775,866            4,034,768
                            Accounts Receivable, net                                      6,887,716            6,316,853
                            Unbilled Revenues                                             4,469,823            3,572,713
                            Materials and Supplies (at average cost)                      1,484,304            1,203,906
                            Prepayments                                                   1,148,964              823,976
                            --------------------------------------------------------------------------------------------
                            TOTAL CURRENT ASSETS                                         15,766,673           15,952,216
                            ============================================================================================

========================================================================================================================
DEFERRED CHARGES            Unamortized Debt Expense                                      3,095,555            3,172,254
AND OTHER ASSETS:           Preliminary Survey and Investigation Charges                  1,525,533            1,032,182
                            Regulatory Assets                                             8,185,848            8,198,565
                            Restricted Cash                                               8,943,926           13,257,106
                            Non-utility Assets, net                                       5,573,584            5,237,622
                            Other                                                           554,826              465,419
                            --------------------------------------------------------------------------------------------
                            TOTAL DEFERRED CHARGES AND OTHER ASSETS                      27,879,272           31,363,148
                            --------------------------------------------------------------------------------------------
                             TOTAL ASSETS                                             $ 311,190,697        $ 305,634,042
                            --------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
========================================================================================================================
CAPITALIZATION:             Common Stock, No Par Value                                $  73,187,022        $  71,979,902
                            Retained Earnings                                            22,492,587           23,103,908
                            Accumulated Other Comprehensive Income, net of tax               53,888               44,841
                            ============================================================================================
                            TOTAL COMMON EQUITY                                          95,733,497           95,128,651
                            ============================================================================================
                            Preferred Stock                                               4,063,062            4,063,062
                            Long-term Debt                                              115,376,100          115,280,649
                            --------------------------------------------------------------------------------------------
                            TOTAL CAPITALIZATION                                        215,172,659          214,472,362
                            --------------------------------------------------------------------------------------------

========================================================================================================================
CURRENT                     Current Portion of Long-term Debt                             1,185,882            1,091,351
LIABILITIES:                Notes Payable                                                14,000,000           11,000,000
                            Accounts Payable                                              5,070,380            6,001,806
                            Accrued Taxes                                                 7,204,777            6,784,380
                            Accrued Interest                                              1,942,373            1,703,131
                            Unearned Revenues and Advanced Service Fees                     463,696              387,156
                            Other                                                           659,381              795,456
                            --------------------------------------------------------------------------------------------
                            TOTAL CURRENT LIABILITIES                                    30,526,489           27,763,280
                            --------------------------------------------------------------------------------------------

========================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

========================================================================================================================
DEFERRED CREDITS            Customer Advances for Construction                           14,153,090           14,018,006
AND OTHER LIABILITIES:      Accumulated Deferred Investment Tax Credits                   1,657,258            1,696,566
                            Accumulated Deferred Income Taxes                            14,682,242           14,556,153
                            Employee Benefit Plans                                        6,357,169            5,464,056
                            Regulatory Liability - Cost of Utility Plant Removal          5,431,423            5,363,152
                            Other                                                           812,069              849,551
                            --------------------------------------------------------------------------------------------
                            TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                 43,093,251           41,947,484
                            --------------------------------------------------------------------------------------------

========================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                     22,398,298           21,450,916
                            --------------------------------------------------------------------------------------------
                            TOTAL CAPITALIZATION AND LIABILITIES                      $ 311,190,697        $ 305,634,042
                            ============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                         MIDDLESEX WATER COMPANY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                          Six Months Ended June 30,
                                                                           2005             2004
                                                                        ----------------------------
                                                                                        (Restated -
                                                                                         see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $ 3,325,830      $ 2,923,971
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                    3,509,017        3,020,567
         Provision for Deferred Income Taxes and ITC                       (159,513)          39,170
         Allowance for Funds Used During Construction                      (350,906)        (130,282)
     Changes in Assets and Liabilities:
         Accounts Receivable                                               (570,863)        (785,289)
         Unbilled Revenues                                                 (897,110)        (873,204)
         Materials & Supplies                                              (280,398)        (215,910)
         Prepayments                                                       (324,988)        (200,973)
         Other Assets                                                      (155,411)        (222,368)
         Accounts Payable                                                  (931,426)         669,749
         Accrued Taxes                                                      415,736          559,769
         Accrued Interest                                                   239,242         (178,028)
         Employee Benefit Plans                                             893,113          (24,223)
         Unearned Revenue & Advanced Service Fees                            76,540          231,263
         Other Liabilities                                                 (173,557)             289

----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,615,306        4,814,501
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Utility Plant Expenditures*                                        (11,592,836)      (8,834,106)
     Cash Surrender Value & Other Investments                              (154,744)         (57,864)
     Restricted Cash                                                      4,313,180          823,690
     Preliminary Survey & Investigation Charges                            (493,351)         318,934
     Other Assets                                                                --           25,859

----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (7,927,751)      (7,723,487)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of Long-term Debt                                          (350,109)        (335,280)
     Proceeds from Issuance of Long-term Debt                               540,091        1,242,581
     Net Short-term Bank (Repayments) Borrowings                          3,000,000       (8,000,000)
     Deferred Debt Issuance Expenses                                         (7,724)         (11,859)
     Common Stock Issuance Expense                                               --         (303,222)
     Proceeds from Issuance of Common Stock                               1,207,120       14,239,689
     Payment of Common Dividends                                         (3,809,758)      (3,608,581)
     Payment of Preferred Dividends                                        (127,393)        (127,393)
     Construction Advances and Contributions-Net                            601,316         (155,083)
----------------------------------------------------------------------------------------------------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES                       1,053,543        2,940,852
----------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                 (2,258,902)          31,866
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,034,768        3,005,610
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 1,775,866      $ 3,037,476
----------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
     Utility Plant received as Construction Advances and Contributions  $   481,150      $   950,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Period for:
     Interest                                                           $ 2,779,732      $ 2,822,152
     Interest Capitalized                                               $  (350,906)     $  (130,282)
     Income Taxes                                                       $ 1,807,000      $ 1,435,500
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                            MIDDLESEX WATER COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                              AND LONG-TERM DEBT
                                                  (Unaudited)

                                                                             June 30,             December 31,
                                                                               2005                   2004
---------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized  -  20,000,000
     Shares Outstanding -  2005 - 11,419,347                               $  73,187,022         $  71,979,902
                           2004 - 11,358,772

Retained Earnings                                                             22,492,587            23,103,908
Accumulated Other Comprehensive Income, net of tax                                53,888                44,841
--------------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                                   95,733,497            95,128,651
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
--------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Uaudited)

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

The consolidated notes within the 2004 Form 10-K/A are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. Information included in the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004, has been derived from the Company's audited financial statements for the year ended December 31, 2004.

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

Long-term Debt - Tidewater has received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities. Of this amount, Tidewater received loan approval in April 2005 under the Delaware State Revolving Fund (SRF) program of $2.0 million. Tidewater closed on this loan on July 25, 2005. The

Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw down will be set at 3.49%. Tidewater has received a commitment letter from CoBank, a rural cooperative financial institution, approving the conversion of Tidewater's existing $7.0 million short-term borrowings with CoBank and an additional $7.0 million of funding for an aggregated $14.0 million mortgage-type loan to be repaid over a term of 25 years. The terms of the CoBank loan allows but do not obligate, Tidewater to draw down against the additional $7.0 million at any time after the loan closing through August 31, 2006. During that period, there is a commitment fee of 12.5 basis points, or 0.125%, on the unused balance. The interest rate for the CoBank loan will be a variable rate set weekly by CoBank, with Tidewater having an option to fix the interest rate at any time over the life of the loan at a margin over CoBank's cost of funds. The CoBank financing is expected to be completed during the third quarter of 2005.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                   (In Thousands Except for per Share Amounts)

                                                  Three Months Ended
                                                       June 30,

                                                 Weighted               Weighted
                                       2005      Average      2004      Average
Basic:                                Income      Shares     Income      Shares
--------------------------------------------------------------------------------
Net Income                           $  1,946      11,393   $  1,890      11,068
Preferred Dividend                        (64)                   (64)
                                     --------    --------   --------    --------
Earnings Applicable to Common Stock  $  1,882      11,393   $  1,826      11,068

Basic EPS                            $   0.17               $   0.17

--------------------------------------------------------------------------------
Diluted:

--------------------------------------------------------------------------------
Earnings Applicable to Common Stock  $  1,882      11,393   $  1,826      11,068
$7.00 Series Preferred Dividend            26         179         26         179
$8.00 Series Preferred Dividend            24         164         24         164
                                     --------    --------   --------    --------
Adjusted Earnings Applicable to
  Common Stock                       $  1,932      11,736   $  1,876      11,411

Diluted EPS                          $   0.16               $   0.16

                                                   Six Months Ended
                                                       June 30,

                                                 Weighted               Weighted
                                       2005      Average      2004      Average
Basic:                                Income      Shares     Income      Shares
--------------------------------------------------------------------------------
Net Income                           $  3,326      11,380   $  2,924      10,824
Preferred Dividend                       (127)                  (127)
                                     --------    --------   --------    --------
Earnings Applicable to Common Stock  $  3,199      11,380   $  2,797      10,824

Basic EPS                            $   0.28               $   0.26

--------------------------------------------------------------------------------
Diluted:

--------------------------------------------------------------------------------
Earnings Applicable to Common Stock  $  3,199      11,380   $  2,797      10,824
$7.00 Series Dividend                      52         179         52         179
$8.00 Series Dividend                      48         164         48         164
                                     --------    --------   --------    --------
Adjusted Earnings Applicable to

  Common Stock                       $  3,299      11,723   $  2,897      11,167

Diluted EPS                          $   0.28               $   0.26


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

                                            (Dollars in Thousands)
                                 Three Months Ended         Six Months Ended
                                       June 30                  June 30,
Operations by Segments:           2005         2004         2005        2004
-------------------------------------------------------------------------------
Revenues:
   Regulated                   $  16,393    $  15,099    $  31,152    $  28,490
   Non - Regulated                 2,068        2,701        4,082        5,216

Inter-segment Elimination            (30)         (30)         (60)         (60)
                               ------------------------------------------------
Consolidated Revenues          $  18,431    $  17,770    $  35,174    $  33,646
                               ------------------------------------------------

Operating Income:
   Regulated                   $   3,262    $   3,040    $   5,636    $   5,113
   Non - Regulated                   102           70          232          217
                               ------------------------------------------------
Consolidated Operating Income  $   3,364    $   3,110    $   5,868    $   5,330
                               ------------------------------------------------

Net Income:
   Regulated                   $   1,867    $   1,856    $   3,140    $   2,781
   Non - Regulated                    79           34          186          143
                               ------------------------------------------------
Consolidated Net Income        $   1,946    $   1,890    $   3,326    $   2,924
                               ------------------------------------------------

Capital Expenditures:
   Regulated                   $   7,313    $   5,870    $  11,446    $   8,714
   Non - Regulated                    88           46          147          120
                               ------------------------------------------------
Total Capital Expenditures     $   7,401    $   5,916    $  11,593    $   8,834
                               ------------------------------------------------

                                 As of        As of
                                June 30,   December 31,
                                  2005         2004
                                  ----         ----
Assets:
   Regulated                   $ 308,169    $ 302,765
   Non - Regulated                 5,231        4,943
Inter-segment Elimination         (2,209)      (2,074)
                               ----------------------
Consolidated Assets            $ 311,191    $ 305,634
                               ----------------------

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2005 approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

                                                (Millions of Dollars)
                                     Three Months Ended        Six Months Ended
                                            June 30,               June 30,
                                            --------               --------

Purchased Water                         2005        2004        2005        2004
---------------                         ----        ----        ----        ----
   Untreated                            $0.5        $0.5        $1.1        $1.1
   Treated                               0.5         0.6         0.9         1.1
                                        ----        ----        ----        ----
  Total Costs                           $1.0        $1.1        $2.0        $2.2

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

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                       (Dollars in Thousands)
                                                  Pension Benefits  Other Benefits
                                                  ----------------  --------------
                                                      Three Months Ended June 30,
                                                   2005     2004     2005     2004
                                                  --------------------------------
Service Cost                                      $ 283    $ 186    $ 153    $ 106
Interest Cost                                       381      346      193      145
Expected Return on Assets                          (384)    (372)     (69)     (53)
Amortization of Unrecognized Losses                   3       --      120       73
Amortization of Unrecognized Prior Service Cost      23       23       --       --
Amortization of Transition Obligation                --       --       34       34
                                                  --------------------------------
Net Periodic Benefit Cost                         $ 306    $ 183    $ 431    $ 305
                                                  --------------------------------
                                                       (Dollars in Thousands)
                                                  Pension Benefits  Other Benefits
                                                  ----------------  --------------
                                                       Six Months Ended June 30,
                                                   2005     2004     2005     2004
                                                  --------------------------------
Service Cost                                      $ 565    $ 373    $ 306    $ 213
Interest Cost                                       762      693      385      290
Expected Return on Assets                          (768)    (746)    (137)    (107)
Amortization of Unrecognized Losses                   7       --      240      146
Amortization of Unrecognized Prior Service Cost      46       46       --       --
Amortization of Transition Obligation                --       --       68       68
                                                  --------------------------------
Net Periodic Benefit Cost                         $ 612    $ 366    $ 862    $ 610
                                                  --------------------------------

Note 8 - Other Comprehensive Income

Comprehensive income is as follows:

                                                  (Dollars in Thousands)
                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                           2005      2004       2005      2004
                                         --------------------------------------

Net Income                               $ 1,946   $ 1,890    $ 3,326   $ 2,924

Other Comprehensive Income:
Change in Value of Equity Investments,
  Net of Income Tax                           10        (3)         9        (3)
                                         --------------------------------------
     Other Comprehensive Income               10        (3)         9        (3)

                                         --------------------------------------
Comprehensive Income                     $ 1,956   $ 1,887    $ 3,335   $ 2,921
                                         --------------------------------------

Note 9 - Restatement of Condensed Consolidated Financial Statements

On November 5, 2005 and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed Consolidated Balance Sheets and Statements of Cash Flows needed to be restated.

The Condensed Consolidated Balance Sheet as of June 30, 2005, reflects the non-cash contributions of utility plant from developers and the related construction advance or contributions as of the date the Company took ownership of the property. Previously, the Company recorded the contributions as of the date the cost information regarding the contributed property was received from the developer.

The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004, reflects only the related cash activity for construction advances and contributions of utility plant. Additionally, the Company has included supplemental non-cash disclosure related to utility plant contributions by developers. Previously, the Company incorrectly included non-cash activity for construction advances and contributions of utility plant as cash outflows from investing activities and cash inflows from financing activities.

The restatement does not have any effect on net income, earnings applicable to common stock, cash flow from operations, or liquidity.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheet Effects:

                                                       June 30, 2005
                                                       -------------
                                                As Previously       As
                                                  Reported       Restated
                                                  --------       --------
Transmission and Distribution                   $195,627,732   $202,613,826
Total Assets                                     304,204,603    311,190,697
Customer Advances for Construction                12,178,644     14,153,090
Contributions in Aid of Construction              17,386,650     22,398,298
Total Capitalization and Liabilities             304,204,603    311,190,697

Condensed Consolidated Statement of Cash Flows Effects:

                                                          Six Months Ended
                                                           June 30, 2004
                                                           -------------
                                                    As Previously        As
                                                       Reported       Restated
                                                       --------       --------

       Utility Plant Expenditures                    $(9,035,216)   $(8,834,106)
       Net Cash Used in Investing Activities          (7,924,597)    (7,723,487)

       Construction Advances and Contributions - Net      46,027       (155,083)
       Net Cash Provided by Financing Activities       3,141,962      2,940,852

Supplemental Disclosure of Non-Cash Activity
   Utility Plant received as Construction Advances
       and Contributions                             $        --    $   950,037

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

Net income increased by 3.0% to $1.9 million. Basic earnings per share however, remained at $0.17 due to the increase in shares outstanding during the current year, primarily due to the sale of 700,000 shares of common stock on May 12, 2004 and shares issued under the Company's Dividend Reinvestment plan during the second quarter of 2005. Diluted earnings per share remained at $0.16.

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

On November 5, 2005, and subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2004, management determined that the previously filed consolidated balance sheets and cash flow statements needed to be restated. The restatement is necessary to reflect the non-cash contributions of utility plant from developers and the related construction advances or contributions at the date the Company took ownership of the property, to reflect only the related cash activity for construction advances and contributions for utility plant, and add supplemental non-cash disclosure related to contributions of utility plant. The Consolidated Balance Sheets as of December 31, 2003 and 2004 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2002, 2003 and 2004 were restated on Form 10-K/A and the Condensed Consolidated Balance Sheet as of March 31, 2005 and the Condensed Consolidated Statement of Cash Flows for the quarterly period ended March 31, 2004 were restated on Form 10-Q/A.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, and Quarterly Report on Form 10-Q/A for the period ended March 31, 2005.

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