Form 10-K
period 2005-12-31
MIDDLESEX WATER CO
filed 2006-03-16
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
 (Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ___________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $211,641,354 based on the closing market price of $19.42 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 1, 2006:

           Common Stock, No par Value: 11,603,238 shares outstanding

                       Documents Incorporated by Reference
                       -----------------------------------
Proxy Statement to be filed in connection with the Registrant's Annual Meeting of Shareholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission within 120 days, is incorporated as to Part III.

                             MIDDLESEX WATER COMPANY
                                    FORM 10-K

                                      INDEX
                                                                           PAGE
                                                                           ----
Forward-Looking Statements                                                   1

PART I
Item 1.      Business:
                Overview                                                     2
                Financial Information                                        4
                Water Supplies and Contracts                                 4
                Employees                                                    6
                Competition                                                  7
                Regulation                                                   7
                Management                                                   9
Item 1A.     Risk Factors                                                   11
Item 1B.     Unresolved Staff Comments                                      13
Item 2.      Properties                                                     14
Item 3.      Legal Proceedings                                              15
Item 4.      Submission of Matters to a Vote of Security Holders            16

PART II
Item 5.      Market for the Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchase of
                Equity Securities                                           16
Item 6.      Selected Financial Data                                        18
Item 7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations               19
Item 7A.     Qualitative and Quantitative Disclosure About Market Risk      28
Item 8.      Financial Statements and Supplementary Data                    29
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         52
Item 9A.     Controls and Procedures                                        52
Item 9B.     Other Information                                              56

PART III
Item 10.     Directors and Executive Officers of the Registrant             57
Item 11.     Executive Compensation                                         57
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management                                              57
Item 13.     Certain Relationships and Related Transactions                 57
Item 14.     Principal Accountant Fees and Services                         57

PART IV
Item 15.     Exhibits and Financial Statement Schedules                     58

Signatures                                                                  59
Exhibit Index                                                               60

Forward-Looking Statements

Certain statements contained in this annual report are "forward-looking statements" within the meaning of federal securities laws. Middlesex Water Company (the Company) intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

     - statements as to expected financial condition, performance, prospects and earnings of the Company;
     -    statements regarding strategic plans for growth;
     - statements regarding the amount and timing of rate increases and other regulatory matters;
     - statements regarding expectations and events concerning capital expenditures;
     - statements as to the Company's expected liquidity needs during fiscal 2006 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
     - statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
     - statements as to the Company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;
     - statements as to the safety and reliability of the Company's equipment, facilities and operations;
     -    statements as to financial projections;
     -    statements as to the ability of the Company to pay dividends;
     - statements as to the Company's plans to renew municipal franchises and consents in the territories it serves;
     - expectations as to the amount of cash contributions to fund the Company's retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
     -    statements as to trends; and
     -    statements regarding the availability and quality of our water supply.

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

For an additional discussion of factors that may affect the Company's business and results of operations, see Item 1A.- Risk Factors.

                                     PART I

Item 1.  Business.

Overview

Middlesex Water Company was incorporated as a water utility company in 1897 and owns and operates regulated water utility systems in central and southern New Jersey and in Delaware as well as regulated wastewater utility systems in southern New Jersey and southern Delaware. We also operate water and wastewater systems under contract on behalf of others in New Jersey and Delaware.

The terms "the Company," "we," "our," and "us" refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater's wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh). The Company's other subsidiaries are Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc., (USA-PA), Bayview Water Company (Bayview), and Tidewater Environmental Services, Inc. (TESI). Effective January 1, 2006, Bayview was merged into Middlesex and ceased being a stand-alone entity.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 58,500 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the Township of Edison, the Boroughs of Highland Park and Sayreville, and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. Under a special contract, the Middlesex System also provides water treatment and pumping services to the Township of East Brunswick. The Middlesex System, through its retail and contract sales, produced approximately 69% of our 2005 revenue.

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

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 28,300 retail customers for domestic, commercial and fire protection purposes in over 271 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. Tidewater has another wholly-owned subsidiary, White Marsh, which operates water and wastewater systems under contract for approximately 4,000 customers and also owns the office building that Tidewater uses as its business office. White Marsh's rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC). The Tidewater System produced approximately 17% of our total revenue in 2005.

Utility Service Affiliates (Perth Amboy)

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. Perth Amboy has a population of approximately 40,000 and has approximately 9,600 customers, most of whom are served by both systems. The agreement was effected under New Jersey's Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees based on increased system billing. Fixed fee payments were $7.4 million in 2005 and are to increase over the term of the 20-year contract to $10.2 million. USA-PA produced approximately 10% of our total revenue in 2005.

In connection with the agreement, we guaranteed a series of Perth Amboy's municipal bonds in the principal amount of approximately $26.3 million, of which approximately $23.9 million remains outstanding. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,400 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our total revenue in 2005.

Pinelands   Wastewater  provides  wastewater  services  to  approximately  2,400 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. Pinelands Wastewater produced approximately 1% of our total revenue in 2005.

Utility Service Affiliates, Inc.

USA provides residential customers a service line maintenance program called LineCareSM. LineCareSM is an affordable maintenance program that covers all parts, material and labor required to repair or replace specific elements of the customer's water service line and customer shut-off valve in the event of a failure. USA produced less than 1% of our total revenue in 2005.

In 2003, Middlesex and USA entered into a venture with an entity that provided meter installation and related services. This venture sought to obtain competitively bid service contracts with municipalities in the Mid-Atlantic and New England regions. The contract work included the following: meter purchases, replacement meter program, new meter program and meter testing. This venture concluded in December 2004 and contributed approximately 3% of our total revenue in 2004, but no revenues in 2005. We do not anticipate pursuing new service contracts in the foreseeable future.

Bayview System

Bayview provides water service to approximately 300 customers in Cumberland County, New Jersey. Bayview produced less than 1% of our total revenue in 2005. Bayview was legally merged into Middlesex effective January 1, 2006.

TESI System

TESI, which began in 2005, provides wastewater services to approximately 20 residential retail customers in Delaware. TESI produced less than 1% of our total revenue in 2005.


Financial Information

Consolidated operating revenues and operating income are as follows:

                             (Thousands of Dollars)
                            Years Ended December 31,
                            ------------------------
                            2005      2004      2003
                            ----      ----      ----
     Operating Revenues   $74,613   $70,991   $64,111
     Operating Income     $17,218   $16,933   $14,737

Operating revenues were earned from the following sources:

                            Years Ended December 31,
                            ------------------------
                            2005     2004     2003
                            ----     ----     ----

     Residential            41.9%    39.9%    39.4%
     Commercial              9.8      9.5      9.8
     Industrial             11.0     10.9     11.1
     Fire Protection        10.4     10.2     10.7
     Contract Sales         13.4     12.8     13.2
     Contract Operations    10.8     11.2     12.6
     Other                   2.7      5.5      3.2
                           -----    -----    -----

          TOTAL            100.0%   100.0%   100.0%
                           -----    -----    -----

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe that we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System, which produced 17,439 million gallons in 2005, obtains water from surface sources and wells, which we call groundwater sources. In 2005, surface sources of water provided approximately 71% of the Middlesex System's water supply, groundwater from wells provided approximately 22% and the balance of 7% was purchased from a non-affiliated water utility. Middlesex System's distribution storage facilities are used to supply water to its customers at times of peak demand, outages and emergencies.

The principal source of surface water supply for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority. Middlesex is under contract with the New Jersey Water Supply Authority, which expires November 30, 2023, and provides for an average purchase of 27 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to and treated at the Middlesex Carl J. Olsen (CJO) Plant. Middlesex also has an agreement with a nonaffiliated water utility for the purchase of treated water. This long-term agreement, which expired December 31, 2005 and remains in effect on a month-to-month basis, is expected to be renewed for a five-year term under similar terms and conditions, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. Purchased water costs are shown below:

                                       (Millions of Dollars)
                                      Years Ended December 31,
                                      -----------------------
                      Purchased Water   2005   2004   2003
                      ---------------   ----   ----   ----
                      Untreated         $2.3   $2.2   $2.0
                      Treated            1.8    2.0    1.8
                                        ----   ----   ----
                      Total Costs       $4.1   $4.2   $3.8
                                        ====   ====   ====

Our Middlesex System also derives water from groundwater sources equipped with electric motor-driven, deepwell turbine-type pumps. The Middlesex System has 31 wells, which provide an aggregate pump capacity of approximately 27 mgd.

The Middlesex System's groundwater sources are:

                                   2005
                                 Maximum Use
                   No. of     Per Day Pumpage       Pump
         Source     Wells  (millions of gallons) Capacity (mgd)     Location
         ------     -----   -------------------  --------------     --------
Park Avenue          15             8.6             15.2        South Plainfield
Tingley Lane North    4             2.8              2.8        Edison
Tingley Lane South    5             2.4              2.6        Edison
Spring Lake           4             0.0              2.8        South Plainfield
Sprague Avenue #1     1             1.1              1.1        South Plainfield
Sprague Avenue #2     1             1.3              1.3        South Plainfield
Maple Avenue          1             0.0              0.9        South Plainfield
                     --            ----             ----

     Totals          31            16.2             26.7

Tidewater System

Our Tidewater System, which produced 1,638 million gallons in 2005, obtains 100% of its water from 183 wells. In 2005, we placed 8 new wells in service and also deactivated, sealed and abandoned 27 wells for either water quality reasons or for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells drilled into the Mt. Laurel aquifer which provided overall system delivery of 194 million gallons in 2005. The pump capacity for the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from two wells, which provided an overall system delivery of 10 million gallons in 2005. Each well has treatment facilities.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is
0.5 mgd, and the system provided overall treatment of 9.1 million gallons in 2005. Pinelands has a current valid discharge permit issued by the New Jersey Department of Environmental Protection (DEP).

TESI System

The TESI System discharges to a sub-surface disposal basin. The treatment plant provides clarification, sedimentation, and disinfection. The total capacity of the plant is 48,300 gallons per day. Current average flow is approximately 2,000 gallons per day. TESI has a current valid discharge permit issued by the Delaware Department of Natural Resources and Environmental Control (DNREC).

Employees

As of December 31, 2005, we had a total of 148 employees in New Jersey, and a total of 83 employees in Delaware. In addition, we lease 20 employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees who are subject to a collective bargaining agreement with the City of Perth Amboy. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Competition

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide some contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the PSC awarding franchises to other regulated water utilities with whom we compete for such franchises.

Regulation

We are regulated as to rates charged to customers for water and wastewater services in New Jersey and Delaware, as to the quality of the services we provide and as to certain other matters. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities. We are subject to environmental and water quality regulation by the United States Environmental Protection Agency
(EPA), and the DEP with respect to operations in New Jersey and DNREC, the Delaware Department of Health and Social Services-Division of Public Health
(DPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware. In addition, our issuances of securities are subject to the prior approval of the SEC and the New Jersey Board of Public Utilities (BPU) or the PSC.

Regulation of Rates and Services

New Jersey water and wastewater service operations (excluding the operations of USA-PA) are subject to regulation by the BPU. Similarly, our Delaware water and wastewater operations are subject to regulation by the PSC. These regulatory authorities have jurisdiction with respect to rates, service, accounting procedures, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. For ratemaking purposes, we account separately for operations in New Jersey and Delaware to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

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

Effective December 8, 2005, Middlesex Water Company received approval from the BPU for an 8.7%, or $4.3 million increase in its water rates. This increase represents a portion of the Company's May 2005 request for a total rate increase of 13.1% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

On August 10, 2005, Pinelands Water and Pinelands Wastewater filed with the BPU for base rate increases of 16.7% and 6.1%, respectively. This increase represents a total increase of approximately $150,000 to help offset the increased costs associated with capital improvements, and the operation and maintenance of those systems.

As part of an approved settlement with the PSC on October 19, 2004, Tidewater was eligible to apply for a second phase rate increase of $0.5 million, provided it completed a number of capital projects within a specified time schedule. Tidewater filed an application for this increase on March 28, 2005. The new rates became effective on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charges (DSIC) applications over the subsequent three six-month cycles (January and July 2005, and January 2006) and to defer making an application for a general rate increase until after April 27, 2006. The DSIC allows a utility to promptly begin recovering depreciation expense and a return on the capital invested for eligible distribution system improvements recently placed into service.

In accordance with the tariff established for Southern Shores, a rate increase of 3% based on the Consumer Price Index was implemented on January 1, 2006. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006, and the Company is currently negotiating a new agreement.

There can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Water Quality and Environmental Regulations

Both the EPA and the DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water, as do the EPA, DNREC, DPH and DRBC with respect to operations in Delaware.

Federal, New Jersey and Delaware regulations adopted relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. In addition, environmental regulatory agencies are reviewing current regulations governing the limits of certain organic compounds found in the water as byproducts of treatment. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to implement such reduction. We believe the CJO Plant capabilities put us in a strong position to meet any such future standards with regard to our Middlesex System. We regularly test our water to determine compliance with existing federal, New Jersey and Delaware primary water quality standards.

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

Management

This table lists information concerning our executive management team:

Name                       Age      Principal Position(s)
Dennis G. Sullivan         64       President and Chief Executive Officer
                                    (retired January 1, 2006)
Dennis W. Doll             47       President and Chief Executive Officer
                                    (effective January 1, 2006)
A. Bruce O'Connor          47       Vice President and Chief Financial Officer
Ronald F. Williams         56       Vice President-Operations and Chief
                                    Operating Officer
Kenneth J. Quinn           58       Vice President, General Counsel, Secretary
                                    and Treasurer
James P. Garrett           59       Vice President-Human Resources
Richard M. Risoldi         49       Vice President-Subsidiary Operations
Gerard L. Esposito         54       President, Tidewater Utilities, Inc.

Dennis G. Sullivan - Mr. Sullivan has been a Director of Middlesex since 1999. Mr. Sullivan was hired in 1984 as Corporate Attorney, responsible for general corporate internal legal matters. He was elected Assistant Secretary-Assistant Treasurer in 1988 and Vice President and General Counsel in 1990. He was elected President and General Counsel in 2001 and became President and Chief Executive Officer in January 2003. He was Chairman of the Board and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc. and Bayview Water Company. Mr. Sullivan retired all of the officer positions and subsidiary directorships held with the Company effective January 1, 2006. He was also a Director of the New Jersey Utilities Association and the National Association of Water Companies until his retirement on January 1, 2006.

Dennis W. Doll - Mr. Doll, a Certified Public Accountant, joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. Prior to joining the Company, Mr. Doll was employed by Elizabethtown Water Company since 1985, serving most recently as a member of the senior leadership team of the Northeast Region of American Water, which was comprised of Elizabethtown Water Company, New Jersey-American Water Company and Long Island Water Corporation and included other regulated and non-regulated subsidiaries. In this capacity, Mr. Doll served as Vice President - Finance & Controller and served previously, as Vice President - Merger Integration. Prior to 2001, Mr. Doll served as Vice President & Controller of Elizabethtown, Elizabethtown's parent company, E'town Corporation, and various other regulated and non-regulated subsidiaries, primarily engaged in the water and wastewater fields. Effective January 1, 2006, Mr. Doll assumed the subsidiary directorships previously held by Mr. Sullivan. Mr. Doll became a director of the New Jersey Utilities Association and the National Association of Water Companies effective January 1, 2006.

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

Gerard L. Esposito - Mr. Esposito joined Tidewater Utilities, Inc. in 1998 as Executive Vice President. He was elected President of Tidewater and White Marsh Environmental Systems, Inc. in 2003 and elected President of Tidewater Environmental Services, Inc. in January 2005. Prior to joining the Company he worked for 22 years in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., and White Marsh Environmental Systems, Inc.

Item 1A.  Risk Factors.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of that system. We project that we may expend approximately $156.7 million for capital projects over the next three years. We must have regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we would not be able to meet the cost of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a multi-year contract. This contract does not protect us against incurring costs in excess of payments we will receive pursuant to the contract. There can be no assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, as of December 31, 2005, approximately $23.9 million of Perth Amboy's bonds we have guaranteed remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee.

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

Our Restated Certificate of Incorporation and our Indenture of Mortgage dated as of April 1, 1927, as supplemented, impose conditions on our ability to pay dividends. We have paid dividends on our common stock each year since 1912 and have increased the amount of dividends paid each year since 1973. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends on common stock and the amount of those dividends. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

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

Item 1B.  Unresolved Staff Comments.

None.

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

Water is withdrawn from the Delaware & Raritan Canal at New Brunswick, New Jersey through our intake and pumping station, which has a design capacity of 80 mgd and is located on state-owned land bordering the canal. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate design capacity of 82 mgd. Water is transported through two of our raw water pipelines for treatment and distribution at our CJO Plant in Edison, New Jersey. One is a 4,900 foot, 54-inch reinforced concrete supply main. The other, which went into service in April 2005, is a 6,100 foot, 60-inch ductile iron main. The design capacity of our raw water supply mains is 80 mgd.

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. There is an on site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 45 mgd (60 mgd maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 72 mgd.

In addition, there is a 15 mgd auxiliary pumping station located in a separate building at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 726 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

Middlesex System's storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview), a 5 million gallon reservoir in Carteret (Eborn) and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which Middlesex System's 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We also own our headquarters complex located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building and an adjacent 16,500 square foot maintenance facility.

Tidewater System

The Tidewater System is comprised of 87 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 478 miles of transmission and distribution mains. Storage facilities include 38 tanks, with an aggregate capacity of 5.0 million gallons. Our Delaware operations are managed from Tidewater's leased offices in Dover, Delaware and Millsboro, Delaware. Tidewater's Dover, Delaware office property, located on property owned by White Marsh, consists of a 6,800 square foot office building situated on an eleven-acre lot. White Marsh also owns a three-acre parcel of raw land for which it is exploring several options for future use.

Pinelands System

Pinelands Water owns well site and storage properties that are located in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.2 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Pinelands Wastewater System

Pinelands Wastewater owns a 12 acre site on which its 0.5 million gallons per day capacity tertiary treatment plant and connecting pipes are located. Its wastewater collection system is comprised of approximately 25 miles of main.

Bayview System

Bayview owns two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 3.5 mile distribution system.

TESI System

TESI owns a wastewater treatment system located in Sussex County, Delaware on which its 48,300 gallons per day sub-surface treatment plant and connecting pipes are located. The collection system is still being fully installed and has not yet been completed.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3.  Legal Proceedings

A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, for which the Company has an accrued liability. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

During 2005, the Office of State Fire Marshal in Delaware issued a Notice of Violation (NOV) to Tidewater regarding a plan of correction to provide fire protection services to one of its community water systems, based upon a recent interpretation of regulations that have been effective since 1989. Tidewater has appealed this NOV in the Superior Court of the State of Delaware on the grounds that the water system was grandfathered under the 1989 regulations and that due process had not been served in the application of the recent interpretation. It is the Company's position that Tidewater is not required to provide fire protection service to that water system. Should Tidewater not be successful in its appeal, it would be required to install a fire protection system in that system with an estimated capital investment between $0.9 million and $1.6 million. If the Company is unsuccessful in its appeal, we cannot predict what further actions, if any, or the costs or timing thereof, would have on over 60 of Tidewater's other community water systems. However, such amounts could be material. The Company believes that any capital investments resulting from an unfavorable outcome would be a component of its Delaware rate base and therefore, included in future rates. While we are unable to predict the outcome of our appeal, we believe that we have substantial defenses.

The Company is a defendant in various lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

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

      2005                        High            Low          Dividend
      ----                        ----            ---          --------

Fourth Quarter                   $23.34         $17.31         $0.1700
Third Quarter                     23.47          19.05          0.1675
Second Quarter                    20.00          17.07          0.1675
First Quarter                     19.16          17.64          0.1675

      2004                        High            Low          Dividend
      ----                        ----            ---          --------

Fourth Quarter                   $20.72         $17.06         $0.1675
Third Quarter                     19.50          16.65          0.1650
Second Quarter                    21.81          18.83          0.1650
First Quarter                     21.32          19.38          0.1650

(b)      Approximate Number of Equity Security Holders as of December 31, 2005

                                                                     Number of
                                Title of Class                    Record Holders
                                --------------                    --------------

         Common Stock, No Par Value                                   2,074
         Cumulative Preferred Stock, No Par Value:
              $7.00 Series                                               12
              $4.75 Series                                                1
         Cumulative Convertible Preferred Stock, No Par Value:
              $7.00 Series                                                3
              $8.00 Series                                                3

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

(d)      Restricted Stock Plan

The Company maintains a shareholder approved restricted Stock Plan, under which 56,067 shares of the Company's common stock are held in escrow by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability. The maximum number of shares authorized for grant under this plan is 240,000 shares.

(e)      Sale of Unregistered Securities

The Company did not issue any shares of unregistered securities during fiscal years 2005, 2004, or 2003.

(f)      Issuer Purchases of Equity Securities

The Company did not purchase any shares of its equity securities during fiscal year 2005.

Item 6.  Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

                                           2005       2004       2003       2002       2001
-------------------------------------------------------------------------------------------
Operating Revenues                     $ 74,613   $ 70,991   $ 64,111   $ 61,933   $ 59,638
-------------------------------------------------------------------------------------------
Operating Expenses:
   Operations and Maintenance            42,156     39,984     36,195     32,767     31,740
   Depreciation                           6,460      5,846      5,363      4,963      5,051
   Other Taxes                            8,779      8,228      7,816      7,737      7,594
-------------------------------------------------------------------------------------------
      Total Operating Expenses           57,395     54,058     49,374     45,467     44,385
-------------------------------------------------------------------------------------------
Operating Income                         17,218     16,933     14,737     16,466     15,253
Other Income, Net                           740        795        358        442        502
Interest Charges                          6,245      5,468      5,227      5,144      5,042
Income Taxes                              3,237      3,814      3,237      3,999      3,760
-------------------------------------------------------------------------------------------
      Net Income                          8,476      8,446      6,631      7,765      6,953
Preferred Stock Dividend                    251        255        255        255        255
-------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock    $  8,225   $  8,191   $  6,376   $  7,510   $  6,698
-------------------------------------------------------------------------------------------
Earnings per Share:
      Basic                            $   0.72   $   0.74   $   0.61   $   0.73   $   0.66
      Diluted                          $   0.71   $   0.73   $   0.61   $   0.73   $   0.66
Average Shares Outstanding:
      Basic                              11,445     11,080     10,475     10,280     10,131
      Diluted                            11,784     11,423     10,818     10,623     10,474
Dividends Declared and Paid            $  0.673   $  0.663   $  0.649   $  0.634   $  0.623
Total Assets                           $324,383   $305,634   $267,956   $251,971   $242,512
Convertible Preferred Stock            $  2,856   $  2,961   $  2,961   $  2,961   $  2,961
Long-term Debt                         $128,175   $115,281   $ 97,377   $ 87,483   $ 88,140
-------------------------------------------------------------------------------------------

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 58,500 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 28,300 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 20 residential retail customers. Our other Delaware subsidiary, White Marsh, services an additional 4,000 customers in Kent and Sussex Counties.

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

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89% and 86% of total revenues, and 95% and 95% of net income for the years ended December 31, 2005 and 2004, respectively. The discussion of the Company's results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Bayview, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2005 Compared to 2004


                                                          (Millions of Dollars)
                                                     Fiscal Years ended December 31,
                                                     -------------------------------
                                                  2005                              2004
                                                  ----              |               ----
                                                   Non-             |               Non-
                                    Regulated   Regulated   Total   |  Regulated   Regulated   Total
                                    ---------   ---------   -----   |  ---------   ---------   -----
Revenues                              $66.3       $8.3      $74.6   |    $60.8       $10.2     $71.0
Operations and maintenance             35.0        7.2       42.2   |     31.0         9.0      40.0
Depreciation                            6.3        0.1        6.4   |      5.8         0.1       5.9
Other taxes                             8.6        0.2        8.8   |      7.9         0.3       8.2
                                    ----------------------------------------------------------------
  Operating income                     16.4        0.8       17.2   |     16.1         0.8      16.9
                                    ----------------------------------------------------------------
                                                                    |
Other income (expense)                  0.7        0.0        0.7   |      0.8         0.0       0.8
Interest expense                        6.1        0.1        6.2   |      5.4         0.1       5.5
Income taxes                            2.9        0.3        3.2   |      3.5         0.3       3.8
                                    ----------------------------------------------------------------
  Net income                           $8.1       $0.4       $8.5   |     $8.0        $0.4      $8.4
                                    ----------------------------------------------------------------

Operating revenues for the year rose $3.6 million, or 5.1% over the same period in 2004. Water sales improved by $3.6 million in our Middlesex system, of which $1.8 million was a result of base rate increases that were granted to Middlesex on May 27, 2004 and December 8, 2005, and $1.8 million was due to increased consumption due to drier weather as compared to the prior year. Customer growth of 9.2% in Delaware provided additional water consumption sales, facility charges and connection fees of $0.9 million, and higher base rates provided $1.0 million. New unregulated wastewater contracts in Delaware provided $0.1 million in additional revenues. USA had reduced revenues of $2.2 million as compared to the prior year period, due to our meter services venture completing its original contracts during December 2004. This decrease was partially offset by increased revenues for USA's LineCareSM maintenance program of $0.1 million. All other operations contributed $0.1 million of additional revenues.

While we anticipate continued organic customer and consumption growth among our Delaware systems, such growth and increased consumption cannot be guaranteed. Our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.

Operation and maintenance expenses increased $2.2 million or 5.4% as compared to the same period in 2004. In New Jersey, payroll and employee benefits costs increased by $1.9 million. Water production costs for the Middlesex system increased by $0.7 million due to higher demand and increased unit costs for electricity, chemicals and residuals removal. Costs to operate the Tidewater system increased $0.2 million, and increases in our Delaware employee base, general wage increases and higher costs associated with employee medical and retirement benefits increased costs by $1.0 million. Costs for providing services under our contract with the City of Perth Amboy increased by $0.1 million. All other operating costs increased by $0.1 million. The costs of our meter services venture decreased $1.8 million due to the completion of the original projects during December 2004.

Going forward we anticipate increases in electric generation costs by as much as 40% beginning May 1, 2006 in Delaware due to deregulation of electricity. Our pension and postretirement costs increased by $1.1 million during 2005 and we expect these costs to increase by $0.4 million in 2006. Payroll and related employee benefit costs (excluding pension and postretirement expenses previously discussed) are also expected to be higher in 2006. These increasing costs, in addition to higher business insurance, required us to file for a base rate increase with the BPU for Pinelands during 2005 and will require us to file for an increase with the PSC for Tidewater during 2006. We cannot predict whether the BPU or PSC will approve, deny or reduce the amount of any request.

Depreciation expense for 2005 increased by $0.6 million, or 10.5%, due to a higher level of utility plant in service. As our investments in utility plant and operating expenses increase, we continue to seek timely rate relief through base rate filings as discussed above.

Other taxes increased by $0.6 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate.

Other income decreased $0.1 million, primarily due to reduced Allowance for Funds Used During Construction (AFUDC) due to reduced capital spending as compared to the prior year.

Interest expense increased by $0.8 million, or 14.2%, as a result of a higher level of long-term debt, and higher average interest rates and increased weighted average short-term borrowings as compared to the prior year period.

Income tax expense based on our current year operating results was $3.8 million, which was partially offset by $0.6 million of tax benefits.

Net income increased to $8.5 million from $8.4 million in the prior year, however basic earnings per share decreased from $0.74 to $0.72. Diluted earnings per share decreased from $0.73 to $0.71. The earnings per share decrease was due to an increase in average shares outstanding as compared to the prior year period as a result of the sale of 700,000 shares of common stock on May 12, 2004, and shares issued under the Company's Dividend Reinvestment Plan during 2005.

Results of Operations in 2004 Compared to 2003

                                                          (Millions of Dollars)
                                                     Fiscal Years ended December 31,
                                                     -------------------------------
                                                  2004                              2003
                                                  ----              |               ----
Amounts in millions                                Non-             |                Non-
                                    Regulated   Regulated   Total   |  Regulated   Regulated   Total
                                    ---------   ---------   -----   |  ---------   ---------   -----
Revenues                              $60.8       $10.2     $71.0   |    $55.7       $8.4      $64.1
Operations and maintenance             31.0         9.0      40.0   |     28.9        7.3       36.2
Depreciation                            5.8         0.1       5.9   |      5.3        0.1        5.4
Other taxes                             7.9         0.3       8.2   |      7.5        0.3        7.8
                                    ----------------------------------------------------------------
  Operating income                     16.1         0.8      16.9   |     14.0        0.7       14.7
                                    ----------------------------------------------------------------

Other income (expense)                  0.8         0.0       0.8   |      0.3        0.0        0.3
Interest expense                        5.4         0.1       5.5   |      5.0        0.2        5.2
Income taxes                            3.5         0.3       3.8   |      3.0        0.2        3.2
                                    ----------------------------------------------------------------
  Net income                           $8.0        $0.4      $8.4   |     $6.3       $0.3       $6.6
                                    ----------------------------------------------------------------

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

AFUDC rose by $0.3 million for the year, due to large construction projects in New Jersey for the RENEW program and a new raw water pipeline. Other income increased $0.1 million, primarily due the recognition of a gain on the sale of real estate that had previously been deferred pending the outcome of the Middlesex rate case.

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

Outlook

In addition to some of the factors previously discussed under "Results of Operations in 2005 Compared to 2004," our revenues are expected to increase in 2006 from anticipated customer growth in Delaware for our regulated water operations and, to a lesser degree, from growth in our regulated wastewater operations in Delaware. We received approval for an 8.7%, or $4.3 million base rate increase for our Middlesex system in December 2005 and implemented the second phase of the settlement of our 2004 Tidewater rate case in April 2005, from which we expect to fully realize on an annualized basis in 2006. During 2005, we also filed for a combined 10.3%, or $0.2 million base rate increase for our Pinelands systems. We expect a decision in the matter during the second quarter of 2006.

We expect to file for a base rate increase for Tidewater during 2006. Revenues and earnings for 2006 will be impacted by the ultimate timing and outcome of the anticipated filing. Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs are the primary factors that determine the need for rate increase filings.

We continue to explore viable plans to streamline operations and reduce costs in all aspects of our business. We have unique challenges in Delaware, where customer growth continues to exceed industry averages. Part of this unique challenge is that our Delaware operations are a combination of over 87 stand-alone production and distribution systems serving 271 communities.

Our new regulated wastewater operation commenced operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary may marginally exceed its revenues in 2006.

We expect our interest expense to increase during 2006 as a result of incurring a full year of interest expense on the approximately $14.9 million of long-term debt we financed during fiscal 2005 and higher expected average borrowings and interest rates on short-term credit facilities in order to finance a portion of our capital expenditures during the coming year (see Liquidity and Capital Resources).

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2005, cash flows from operating activities decreased $2.1 million to $13.5 million, as compared to the prior year. This decrease was primarily attributable to the timing of collection of customer accounts and payments to vendors. These decreases in cash flows were partially offset by receipts of advance service fees and the timing of payments for interest and employee benefit plans. The $13.5 million of net cash flow from operations allowed us to fund approximately 53% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan and both short-term and long-term borrowings.

For 2004, net cash flow from operations of $15.6 million, which increased over 2003 due to improved profitability during the period and the timing of payments made toward prepaid expenses, materials and supplies, and employee benefit plans allowed us to fund approximately 54% of our 2004 utility plant expenditures. Net proceeds from both short-term and long-term borrowings were used to fund the balance of those expenditures.

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations discussion, during 2005 we received rate relief for Middlesex and Tidewater. We also plan to file for a base rate increase for Tidewater in 2006 as a result of continued capital investment in Delaware. We also expect to receive a decision on the requested Pinelands base rate increase in 2006. There is no certainty, however, that the BPU or PSC will approve any or all of this or other future requested increases.

Sources of Liquidity

Short-Term Debt. As of December 31, 2005, the Company has established revolving lines of credit aggregating $40.0 million. At December 31, 2005, the outstanding borrowings under these credit lines were $4.0 million at a weighted average interest rate of 5.09%. As of that date, the Company had borrowing capacity of $36.0 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $9.2 million and $8.9 million at 4.36% and 2.37% for the years ended December 31, 2005 and 2004, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the financial markets. A portion of the borrowings under the New Jersey SRF is interest free. We participated in the Delaware SRF loan programs during 2005 and expect to participate in the 2006 New Jersey SRF program for $4.0 million.

During 2004, Middlesex closed on $16.6 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program in order to finance the costs of a new raw water pipeline and our 2005 and 2006 RENEW programs. The proceeds of these bonds and any interest earned are held by a trustee, and are classified as Restricted Cash on the Consolidated Balance Sheet.

During 2005, Tidewater closed on a $2.0 million loan with the Delaware SRF program and on a $14.0 million secured loan with CoBank, a financial institution specializing in loans to rural utilities. The proceeds were used to fund the ongoing capital program in Delaware.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. Periodically, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes. The Company issued shares under its Dividend Reinvestment and Common Stock Purchase Plan at a 5% discount for a six-month period during 2005. This allowed the Company to raise $3.7 million through the plan during 2005, an increase of $2.2 million as compared to the prior year. During 2004, the Company issued $15.1 million of common stock, which included a common stock offering of 700,000 shares that was priced at $19.80 in May. The majority of the net proceeds of approximately $12.9 million from the common stock offering were used to repay most of the Company's short-term borrowings outstanding at that time.

Capital Expenditures and Commitments

As shown in the following table, we expect our capital expenditures in 2006, 2007 and 2008 to increase over the 2005 amount of $25.3 million. These increases are attributable to anticipated acquisitions and development for the TESI system and continued customer growth and service improvement requirements in our Tidewater systems in Delaware, where we spent $11.2 million on utility plant in 2005.

                                                   (Millions of Dollars)
                                                 2006      2007      2008
                                                 ----      ----      ----
      Delaware Water Systems                   $  20.2   $  19.4   $  16.3
      Delaware Wastewater Systems                 13.9      30.5       8.8
      RENEW Program                                3.3       3.3       3.3
      Scheduled Upgrades to Existing Systems       7.1      15.3      15.3
                                               -------   -------   -------

      Total                                    $  44.5   $  68.5   $  43.7
                                               =======   =======   =======

Under our capital program for 2006, we plan to expend $20.2 million for additions and improvements for our Delaware water systems, which include the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $13.9 million for system additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.3 million for our RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex System. In 2005, nine miles of unlined mains were cleaned and cement lined. The capital program also includes $7.1 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.4 million for improvements to existing plant, $1.0 million for mains, $0.8 million for service lines, $0.4 million for meters, $0.3 million for hydrants, and $3.2 million for other infrastructure needs.

To pay for our capital program in 2006, we will utilize internally generated funds and funds available and held in trust under existing NJEIT loans (currently, $4.2 million) and Delaware SRF loans (currently, $2.9 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $36.0 million of available lines of credit with several financial institutions. As of December 31, 2005, we had $4.0 million outstanding against the lines of credit.

Going forward into 2007 through 2008, we currently project that we will be required to expend approximately $112.2 million for capital projects. To the extent possible and because of favorable interest rates available to regulated water utilities, we will finance our capital expenditures under the SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan. We also expect to sell shares of our common stock through a public offering in late 2006 or early 2007.

Tidewater is appealing a Notice of Violation regarding a plan of correction to a community water system to provide fire protection services with an estimated capital investment cost of between $0.9 million and $1.6 million. Should we not be successful in asserting our defense, over 60 additional community water systems could be subject to similar corrective plans of action. While we are unable to estimate the potential capital investment costs for these additional community water systems at this time, Tidewater believes these expenditures would be subject to recovery in rates as set by the PSC. See Item 3. - Legal Proceedings for additional discussion of this matter.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company's balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company's underlying consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2005.

                                            (Millions of Dollars)
                                            Payment Due by Period
                                        Less than   1-3      4-5    More than
                                 Total    1 Year   Years    Years    5 Years
                                 -----    ------   -----    -----    -------
    Long-term Debt               $130.1   $  1.9   $  5.0   $  5.2   $118.0
    Notes Payable                   4.0      4.0       --       --       --
    Interest on Long-term Debt    110.0      6.5     12.8     10.6     80.1
    Purchased Water Contracts      27.5      4.0      8.2      8.2      7.1
    Wastewater Operations          59.3      3.9      8.1      8.5     38.8
                                 ------   ------   ------   ------   ------
    Total                        $330.9   $ 20.3   $ 34.1   $ 32.5   $244.0
                                 ======   ======   ======   ======   ======

Guarantees

USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments were $7.4 million in 2005 and will increase over the term of the contract to $10.2 million at the end of the contract.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2005, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 89% of Operating Revenues and 99% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For the Effects of Certain Types of Regulation" (SFAS 71).

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

The discount rate utilized for determining future pension obligations has decreased from 6.00% at December 31, 2003 to 5.88% at December 31, 2004 to 5.52% at December 31, 2005. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.3 million in 2005. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost in 2005 by approximately $0.1 million.

The discount rate for determining future pension obligations is determined based on market rates for long-term, high-quality corporate bonds at our December 31 measurement date. The expected long-term rate of return for pension assets is determined based on historical returns and our asset allocation.

Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Recent Accounting Standards

See Note 1(m) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $1.9 million of the current portion of 15 existing long-term debt instruments will mature. Combining this amount with the $4.0 million in short-term debt outstanding at December 31, 2005, and applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 8.  Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Middlesex Water Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 16, 2006

                                                    MIDDLESEX WATER COMPANY
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
ASSETS                                                                                           2005                 2004
==============================================================================================================================
UTILITY PLANT:                Water Production                                              $  91,403,549        $  82,340,798
                              Transmission and Distribution                                   217,098,466          194,531,035
                              General                                                          23,292,087           20,451,215
                              Construction Work in Progress                                     6,127,634           13,013,391
                              ------------------------------------------------------------------------------------------------
                              TOTAL                                                           337,921,736          310,336,439
                              Less Accumulated Depreciation                                    54,960,290           52,017,761
                              ------------------------------------------------------------------------------------------------
                              UTILITY PLANT - NET                                             282,961,446          258,318,678
                              ------------------------------------------------------------------------------------------------

==============================================================================================================================
CURRENT ASSETS:               Cash and Cash Equivalents                                         2,983,762            4,034,768
                              Accounts Receivable, net                                          8,074,929            6,316,853
                              Unbilled Revenues                                                 3,737,627            3,572,713
                              Materials and Supplies (at average cost)                          1,259,935            1,203,906
                              Prepayments                                                         927,254              823,976
                              ------------------------------------------------------------------------------------------------
                              TOTAL CURRENT ASSETS                                             16,983,507           15,952,216

==============================================================================================================================
DEFERRED CHARGES              Unamortized Debt Expense                                          3,164,043            3,172,254
AND OTHER ASSETS:             Preliminary Survey and Investigation Charges                      1,774,817            1,032,182
                              Regulatory Assets                                                 7,469,190            8,198,565
                              Operations Contracts Fees Receivable                                685,599              685,599
                              Restricted Cash                                                   5,782,705           13,257,106
                              Non-utility Assets - Net                                          5,042,207            4,552,023
                              Other                                                               519,610              465,419
                              ------------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CHARGES AND OTHER ASSETS                          24,438,171          31,363,148
                              ------------------------------------------------------------------------------------------------
                              TOTAL ASSETS                                                  $ 324,383,124        $ 305,634,042
                              ------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:               Common Stock, No Par Value                                    $  76,160,949        $  71,979,902
                              Retained Earnings                                                23,638,301           23,103,908
                              Accumulated Other Comprehensive Income, net of tax                 (206,925)              44,841
                              ================================================================================================
                              TOTAL COMMON EQUITY                                              99,592,325           95,128,651
                              ================================================================================================
                              Preferred Stock                                                   3,958,062            4,063,062
                              Long-term Debt                                                  128,174,944          115,280,649
                              ------------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION                                            231,725,331          214,472,362

==============================================================================================================================
CURRENT                       Current Portion of Long-term Debt                                 1,930,617            1,091,351
LIABILITIES:                  Notes Payable                                                     4,000,000           11,000,000
                              Accounts Payable                                                  6,038,060            6,001,806
                              Accrued Taxes                                                     6,466,531            6,784,380
                              Accrued Interest                                                  1,868,962            1,703,131
                              Unearned Revenues and Advanced Service Fees                         473,627              387,156
                              Other                                                               707,446              795,456
                              ------------------------------------------------------------------------------------------------
                              TOTAL CURRENT LIABILITIES                                        21,485,243           27,763,280

==============================================================================================================================
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

==============================================================================================================================
DEFERRED CREDITS              Customer Advances for Construction                               17,180,962           14,018,006
AND OTHER LIABILITIES:        Accumulated Deferred Investment Tax Credits                       1,617,949            1,696,566
                              Accumulated Deferred Income Taxes                                14,296,620           14,556,153
                              Employee Benefit Plans                                            6,650,724            5,464,056
                              Regulatory Liability - Cost of Utility Plant Removal              5,647,757            5,363,152
                              Other                                                               793,857              849,551
                              ------------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                     46,187,869           41,947,484

==============================================================================================================================
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                           24,984,681           21,450,916
------------------------------------------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION AND LIABILITIES                          $ 324,383,124        $ 305,634,042
                              ------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                     MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                         2005            2004            2003
=================================================================================================
Operating Revenues                                   $ 74,613,305    $ 70,991,146    $ 64,111,214
-------------------------------------------------------------------------------------------------

Operating Expenses:
      Operations                                       38,635,382      36,519,355      32,666,099
      Maintenance                                       3,519,914       3,464,036       3,529,113
      Depreciation                                      6,460,241       5,846,191       5,362,727
      Other Taxes                                       8,779,325       8,228,354       7,815,918
-------------------------------------------------------------------------------------------------

Total Operating Expenses                               57,394,862      54,057,936      49,373,857
-------------------------------------------------------------------------------------------------

Operating Income                                       17,218,443      16,933,210      14,737,357
=================================================================================================

Other Income (Expense):
      Allowance for Funds Used During Construction        547,714         606,019         315,919
      Other Income                                        219,572         221,950         131,499
      Other Expense                                       (27,593)        (32,676)        (89,931)
-------------------------------------------------------------------------------------------------

Total Other Income, net                                   739,693         795,293         357,487
-------------------------------------------------------------------------------------------------

Income before Interest and Income Taxes                17,958,136      17,728,503      15,094,844
=================================================================================================

Interest Charges                                        6,244,671       5,468,576       5,227,030
-------------------------------------------------------------------------------------------------

Income before Income Taxes                             11,713,465      12,259,927       9,867,814
=================================================================================================

Income Taxes                                            3,237,324       3,814,418       3,237,218
-------------------------------------------------------------------------------------------------

Net Income                                              8,476,141       8,445,509       6,630,596

Preferred Stock Dividend Requirements                     251,286         254,786         254,786
-------------------------------------------------------------------------------------------------

Earnings Applicable to Common Stock                  $  8,224,855    $  8,190,723    $  6,375,810
=================================================================================================

Earnings per share of Common Stock:
      Basic                                          $       0.72    $       0.74    $       0.61
      Diluted                                        $       0.71    $       0.73    $       0.61

Average Number of
      Common Shares Outstanding :
      Basic                                            11,444,785      11,079,835      10,475,295
      Diluted                                          11,783,925      11,422,975      10,818,435

Cash Dividends Paid per Common Share                 $      0.673    $      0.663    $      0.649


See Notes to Consolidated Financial Statements.


                                                MIDDLESEX WATER COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Twelve Months Ended December 31,
                                                                           2005              2004              2003
                                                                       -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 8,476,141       $ 8,445,509       $ 6,630,596
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                   7,159,670         6,387,808         5,633,863
         Provision for Deferred Income Taxes and ITC                       164,873           603,275           306,919
         Allowance for Funds Used During Construction                     (547,714)         (606,019)         (315,919)
     Changes in Assets and Liabilities:
         Accounts Receivable                                            (1,758,076)         (634,245)          345,694
         Unbilled Revenues                                                (164,914)         (337,925)          (53,697)
         Materials & Supplies                                              (56,029)          215,236          (228,805)
         Prepayments                                                      (103,278)          185,328          (193,912)
         Other Assets                                                     (151,166)         (578,048)          275,802
         Operations Contracts Receivable                                        --            14,207          (699,806)
         Accounts Payable                                                  (17,933)        1,224,406         2,260,431
         Accrued Taxes                                                    (323,227)          528,715           333,815
         Accrued Interest                                                  165,831          (107,508)          196,361
         Employee Benefit Plans                                            709,988           377,068          (192,749)
         Unearned Revenue & Advanced Service Fees                           86,471          (215,698)          186,265
         Other Liabilities                                                (143,704)           56,913          (236,431)

----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,496,933        15,559,022        14,248,427
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Utility Plant Expenditures*                                       (25,287,735)      (28,878,576)      (17,576,634)
     Cash Surrender Value & Other Investments                             (294,372)         (273,837)         (466,290)
     Restricted Cash                                                     7,637,175        (9,431,686)        2,321,158
     Proceeds from Real Estate Dispositions                                     --                --           532,922
     Preliminary Survey & Investigation Charges                           (742,635)          348,589          (282,303)
     Other Assets                                                               --                --           (47,264)

----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (18,687,567)      (38,235,510)      (15,518,411)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of Long-term Debt                                       (1,214,521)       (1,067,258)         (884,427)
     Proceeds from Issuance of Long-term Debt                           14,948,082        18,995,153        11,205,723
     Net Short-term Bank Borrowings (Repayments)                        (7,000,000)       (1,500,000)       (5,150,000)
     Deferred Debt Issuance Expenses                                      (166,477)          (65,219)         (194,484)
     Common Stock Issuance Expense                                              --          (379,534)         (103,284)
     Restricted Cash                                                      (162,774)               --               121
     Proceeds from Issuance of Common Stock                              4,076,047        15,055,874         3,609,859
     Payment of Common Dividends                                        (7,690,462)       (7,375,629)       (6,791,254)
     Payment of Preferred Dividends                                       (251,286)         (254,786)         (254,786)
     Construction Advances and Contributions-Net                         1,601,019           297,045           (99,768)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                4,139,628        23,705,646         1,337,700
----------------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                (1,051,006)        1,029,158            67,716
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           4,034,768         3,005,610         2,937,894
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 2,983,762       $ 4,034,768       $ 3,005,610
----------------------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
     Utility Plant received as Construction Advances and Contributions $ 5,149,990       $ 2,722,121       $ 3,753,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
     Interest                                                          $ 5,990,089       $ 5,409,083       $ 5,061,878
     Interest Capitalized                                              $  (547,714)      $  (606,019)      $  (315,919)
     Income Taxes                                                      $ 3,792,000       $ 3,074,513       $ 2,472,000
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                         MIDDLESEX WATER COMPANY
                                CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                           AND LONG-TERM DEBT


                                                                           December 31,      December 31,
                                                                               2005              2004
--------------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized   -  20,000,000
     Shares Outstanding  -  2005 - 11,584,499                             $ 76,160,949      $ 71,979,902
                            2004 - 11,358,772

Retained Earnings                                                           23,638,301        23,103,908
Accumulated Other Comprehensive Income, net of tax                            (206,925)           44,841
--------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                               $ 99,592,325      $ 95,128,651
--------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 139,497 in 2005 and 140,497 in 2004
   Convertible:
     Shares Outstanding, $7.00 Series - 13,881 in 2005 and 14,881 in 2004 $  1,457,505      $  1,562,505
     Shares Outstanding, $8.00 Series - 12,000                               1,398,857         1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -   1,017                                101,700           101,700
     Shares Outstanding, $4.75 Series - 10,000                               1,000,000         1,000,000
--------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                             $  3,958,062      $  4,063,062
--------------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021                  $  2,983,384      $  3,063,389
   6.25%, Amortizing Secured Note, due May 22, 2028                          9,415,000         9,835,000
   6.44%, Amortizing Secured Note, due August 25, 2030                       6,906,667                --
   6.46%, Amortizing Secured Note, due September 19, 2031                    7,000,000                --
   4.22%, State Revolving Trust Note, due December 31, 2022                    754,164           784,000
   3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025               3,018,254         2,348,316
   3.49%, State Revolving Trust Note, due January 25, 2027                     278,144                --
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021           760,000           790,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                     614,436           652,306
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                  12,000,000        12,000,000
      5.25%, Series T, due October 1, 2023                                   6,500,000         6,500,000
      6.40%, Series U, due February 1, 2009                                 15,000,000        15,000,000
      5.25%, Series V, due February 1, 2029                                 10,000,000        10,000,000
      5.35%, Series W, due February 1, 2038                                 23,000,000        23,000,000
      0.00%, Series X, due September 1, 2018                                   700,280           755,006
      4.25% to 4.63%, Series Y, due September 1, 2018                          870,000           920,000
      0.00%, Series Z, due September 1, 2019                                 1,567,367         1,679,979
      5.25% to 5.75%, Series AA, due September 1, 2019                       1,990,000         2,085,000
      0.00%, Series BB, due September 1, 2021                                1,926,956         2,048,095
      4.00% to 5.00%, Series CC, due September 1, 2021                       2,185,000         2,275,000
      5.10%, Series DD, due January 1, 2032                                  6,000,000         6,000,000
      0.00%, Series EE, due September 1, 2024                                7,715,909         7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                       8,920,000         8,920,000
--------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                            130,105,561       116,372,000
--------------------------------------------------------------------------------------------------------
                           Less: Current Portion of Long-term Debt          (1,930,617)       (1,091,351)
--------------------------------------------------------------------------------------------------------
                              TOTAL LONG-TERM DEBT                        $128,174,944      $115,280,649
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                                MIDDLESEX WATER COMPANY
                               CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY AND
                                                 COMPREHENSIVE INCOME

                                                                                          Accumulated
                                                Common         Common                        Other
                                                Stock          Stock         Retained    Comprehensive
                                                Shares         Amount        Earnings        Income           Total
                                             ------------   ------------   ------------   ------------    ------------
Balance at January 1, 2003                     10,356,489   $ 53,314,169   $ 23,187,076   $         --    $ 76,501,245

    Net Income                                                                6,630,596                      6,630,596
    Change in Value of Equity Investments,
    Net of $26,000 Income Tax                                                                   50,808          50,808
                                                                                                          ------------
       Comprehensive Income                                                                                  6,681,404
                                                                                                          ------------
    Dividend Reinvestment & Common
     Stock Purchase Plan                          192,515      3,263,569                                     3,263,569
    Restricted Stock Award - Net                   17,933        346,290                                       346,290
    Cash Dividends on Common Stock                                           (6,791,254)                    (6,791,254)
    Cash Dividends on Preferred Stock                                          (254,786)                      (254,786)
    Common Stock Expenses                                                      (103,284)                      (103,284)

                                             ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2003                   10,566,937   $ 56,924,028   $ 22,668,348   $     50,808    $ 79,643,184

    Net Income                                                                8,445,509                      8,445,509
    Change in Value of Equity Investments,
    Net of $3,000 Income Tax                                                                    (5,967)         (5,967)
                                                                                                          ------------
       Comprehensive Income                                                                                  8,439,542
    Dividend Reinvestment & Common Stock
    Purchase Plan                                  76,935      1,533,507                                     1,533,507
    Issuance of Common Stock                      700,000     13,257,000                                    13,257,000
    Restricted Stock Award - Net                   14,900        265,367                                       265,367
    Cash Dividends on Common Stock                                           (7,375,629)                    (7,375,629)
    Cash Dividends on Preferred Stock                                          (254,786)                      (254,786)
    Common Stock Expenses                                                      (379,534)                      (379,534)

                                             ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2004                   11,358,772   $ 71,979,902   $ 23,103,908   $     44,841    $ 95,128,651

    Net Income                                                                8,476,141                      8,476,141
    Minimum Pension Liability, Net of
    $135,000 Income Tax                                                                       (262,205)       (262,205)
    Change in Value of Equity Investments,
    Net of $5,000 Income Tax                                                                    10,439          10,439
                                                                                                          ------------
       Comprehensive Income                                                                                  8,224,375
    Dividend Reinvestment & Common Stock
    Purchase Plan                                 194,777      3,640,334                                     3,640,334
    Restricted Stock Award - Net                   18,950        435,713                                       435,713
    Preferred Stock Conversion                     12,000        105,000                                       105,000
    Cash Dividends on Common Stock                                           (7,690,462)                    (7,690,462)
    Cash Dividends on Preferred Stock                                          (251,286)                      (251,286)

                                             ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2005                   11,584,499   $ 76,160,949   $ 23,638,301   $   (206,925)   $ 99,592,325
                                             ============   ============   ============   ============    ============

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

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and Delaware, as to the quality of services we provide and as to certain other matters. Our TESI subsidiary commenced operations during 2005 as a regulated wastewater utility in Delaware. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

(b) System of Accounts - Middlesex, Pinelands Water, Pinelands Wastewater and Bayview maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey
(BPU). Tidewater, TESI and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2005, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2005, 2004 and 2003. These rates have been approved by either the BPU or PSC:

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

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex, Tidewater, Pinelands Water, Pinelands Wastewater and Bayview capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant's costs over its estimated useful life. For the years ended December 31, 2005, 2004 and 2003 approximately $0.5 million, $0.6 million and $0.3 million of AFUDC was added to the cost of construction projects. AFUDC is calculated using each company's weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for the years ended December 31, 2005, 2004 and 2003 for Middlesex, Tidewater and Bayview were 7.39%, 8.37% and 3.11%, respectively. Pinelands Water and Pinelands Wastewater did not incur AFUDC during the periods covered by this report.

(g) Accounts Receivable - We record bad debt expense based on historical accounts receivable write-offs. The allowance for doubtful accounts was $0.2 million at December 31, 2005, 2004 and 2003. The corresponding expense for the year ended December 31, 2005, 2004 and 2003 was $0.2 million, $0.1 million and $0.2 million, respectively.

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

USA bills customers on a quarterly or annual basis for its LineCareSM service line maintenance program. Quarterly amounts billed are recognized as earned.
Amounts that are billed on an annual basis are deferred and recognized as revenue ratably over the year.

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

(m) Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.154, "Accounting Changes and Error Corrections" (SFAS 154), which requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS 154 replaces Accounting Principles Bulletin (APB) No. 20, "Accounting Changes" (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle, whereas APB 20 had required accounting for such a change as a change in accounting principle. SFAS 154 carries forward the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate as well as the requirement for justifying a change in accounting principle on the basis of a preference. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company).

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides that if the effect of the Medicare Drug Act is not considered a significant event, the measurement date for the adoption of FSP 106-2 is delayed until the next regular measurement date. Based on discussions with its Actuary, Management determined the effect of the Medicare Drug Act was not a significant event and thus the Company is accounting for the effects of FSP 106-2 as of its next measurement date. The adoption of FSP 106-2 on January 1, 2005 did not have a material effect on the Company's financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), to clarify the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

(n) Other Comprehensive Income - Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded into a separate section of capitalization on the consolidated balance sheets. The Company's accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized gains on investment holdings and a minimum pension liability.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 89% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities' rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service. The discount rate utilized for determining pension costs decreased from 6.75% for the year ended December 31, 2003 to 6.00% for the year ended December 31, 2004 to 5.88% for the year ended December 31, 2005. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Note 2 - Rate and Regulatory Matters

Effective December 8, 2005, Middlesex received approval from the BPU for an 8.7%, or $4.3 million increase in its water rates. This increase represents a portion of Middlesex's May 2005 request for a total rate increase of 13.1% to cover the costs of its increased capital investment, as well as maintenance and operating expenses.

On August 10, 2005, Pinelands Water and Pinelands Wastewater filed with the BPU for increases of 16.7% and 6.1%, respectively. This increase represents a total base rate increase of approximately $0.2 million to help offset the increased costs associated with capital improvements, and the operation and maintenance of their systems. A decision on this matter is expected during the second quarter of 2006. There can be no assurance that any rate increases will be granted or, if granted, that they will be in the amounts we requested.

As part of an approved settlement with the PSC on October 19, 2004, Tidewater implemented the second phase rate increase of $0.5 million on April 27, 2005. Tidewater also agreed to waive its right to file Distribution System Improvement Charges (DSIC) applications until July 1, 2006 and to defer making an application for a general rate increase until after April 27, 2006. The DSIC allows a utility to promptly begin recovering depreciation expense and a return on the capital invested for eligible distribution system improvements recently placed into service.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2006. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006, and the Company is currently negotiating a new agreement.

In December 2005, the BPU approved a merger of Bayview into the Middlesex system effective January 1, 2006. As part of the BPU's stipulation approving the merger, the water service rates for the customers of Bayview are to remain at their current levels until the water service rates for Middlesex customers exceed the current Bayview rates.

We have recorded certain costs as regulatory assets because we believe we will be allowed full recovery of or are currently recovering these costs in the rates that we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.

                              (Thousands of Dollars)
                             Years Ended December 31,
                                                              Remaining
                                                              Recovery
        Regulatory Assets              2005       2004         Periods
        -----------------              ----       ----      -------------

     Income Taxes                     $6,167     $6,535        Various
     Postretirement Benefits             610        697        7 years
     Tank Painting                       352        426       3-9 years
     Rate Cases and Other                340        541     Up to 3 years
                                      ------     ------
     Total                            $7,469     $8,199
                                      ======     ======

The recovery period for income taxes is dependent upon when the temporary differences between tax and book will reverse.

The Company uses the composite depreciation method for its regulated utility operations, which is currently an acceptable method of accounting under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of deprecation expense. As of December 31, 2005 and 2004, the Company has approximately $5.7 million and $5.4 million, respectively, of cost of removal recovered in rates in excess of actual costs incurred. These amounts are included in regulatory liabilities.

Bayview, Pinelands Water and Pinelands Wastewater are recovering in rates the acquisition premiums totaling $0.8 million over the remaining lives of their Utility Plant. These deferred costs have been included in their respective rate bases as utility plant and are earning a return on the unamortized costs during the recovery periods.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                                      Years Ended December 31,
                                                      (Thousands of Dollars)
                                                    2005       2004       2003
-------------------------------------------------------------------------------
Income Tax at Statutory Rate of 34%               $ 3,982    $ 4,168    $ 3,355
Tax Effect of:
  Utility Plant Related                              (899)      (500)      (171)
  State Income Taxes - Net                            176        167        106
  Employee Benefits                                   (25)       (25)       (67)
  Other                                                 3          4         14
-------------------------------------------------------------------------------
Total Income Tax Expense                          $ 3,237    $ 3,814    $ 3,237
-------------------------------------------------------------------------------

Income tax expense is comprised of the following:

Current:
   Federal                                        $ 2,889    $ 3,128    $ 2,835
   State                                              183         83         95
Deferred:
   Federal                                            160        512        321
   State                                               84        170         65
   Investment Tax Credits                             (79)       (79)       (79)
-------------------------------------------------------------------------------
Total Income Tax Expense                          $ 3,237    $ 3,814    $ 3,237
-------------------------------------------------------------------------------

The statutory review period for income tax returns for the years prior to 2002 has been closed.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:
                                                  Years Ended December 31,
                                                   (Thousands of Dollars)
                                                      2005         2004
------------------------------------------------------------------------
Utility Plant Related                               $21,827      $21,293
Customer Advances                                    (4,250)      (4,263)
Employee Benefits                                    (3,210)      (2,568)
Other                                                   (70)          94
------------------------------------------------------------------------
Total Deferred Tax Liability                        $14,297      $14,556
------------------------------------------------------------------------

The Company is required to record deferred income taxes for all temporary differences regardless of the regulatory ratemaking treatment. Because management believes that it is probable that these additional taxes will be passed on to ratepayers, offsetting regulatory assets of $6.2 million and $6.5 million have been recorded at December 31, 2005 and 2004, respectively.

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2005, 2004 and 2003 were $7.4 million, $7.4 million and $7.2 million, respectively. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2005, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Water Supply - Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons a day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expired December 31, 2005 and is expected to be renewed for a five-year term under the same terms and conditions, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

                                     (Millions of Dollars)
                                     Years Ended December 31,
                 Purchased Water     2005      2004      2003
                 ---------------   -------   -------   -------
                 Untreated         $   2.3   $   2.2   $   2.0
                 Treated               1.8       2.0       1.8
                                   -------   -------   -------
                 Total Costs       $   4.1   $   4.2   $   3.8
                                   =======   =======   =======

Construction - Based on its capital budget, the Company plans to spend approximately $44.5 million in 2006, $68.5 million in 2007 and $43.7 million in 2008 on its construction program.

Litigation - A lawsuit was filed in 1998 against the Company for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, which the Company has a liability accrued. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

During 2005, the Office of State Fire Marshal in Delaware issued a Notice of Violation (NOV) to Tidewater regarding a plan of correction to provide fire protection services to one of its community water systems, based upon a recent interpretation of regulations that have been effective since 1989. Tidewater has appealed this NOV in the Superior Court of the State of Delaware on the grounds that the water system was grandfathered under the 1989 regulations and that due process had not been served in the application of the recent interpretation. It is the Company's position that Tidewater is not required to provide fire protection service to that water system. Should Tidewater not be successful in its appeal, it would be required to install a fire protection system in that system with an estimated capital investment between $0.9 million and $1.6 million. If the Company is unsuccessful in its appeal, we cannot predict what further actions, if any, or the costs or timing thereof, would have on over 60 of Tidewater's other community water systems. However, such amounts could be material. The Company believes that any capital investments resulting from an unfavorable outcome would be a component of its Delaware rate base and therefore, included in future rates. While we are unable to predict the outcome of our appeal, we believe that we have substantial defenses.

The Company is a defendant in various lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 - Short-term Borrowings

Information regarding the Company's short-term borrowings for the years ended December 31, 2005 and 2004 is summarized below:

                                                     (Millions of Dollars)
                                                       2005        2004
         -----------------------------------------------------------------

         Established Lines at Year-End                $ 40.0    $   33.0
         Maximum Amount Outstanding                     16.0        13.5
         Average Outstanding                             9.2         8.9
         Notes Payable at Year-End                       4.0        11.0
         Weighted Average Interest Rate                 4.36%       2.37%
         Weighted Average Interest Rate at Year-End     5.09%       3.42%

Year-end interest rates on short-term borrowings outstanding ranged from 4.69% to 5.75% and 2.82% to 3.75% as of December 31, 2005 and 2004, respectively. The maturity dates for borrowings outstanding as of December 31, 2005 are: January 3, 2006- $1.5 million; and February 27, 2006- $2.5 million.

The Company has lines of credit for up to $40.0 million. Short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by the BPU, except where otherwise noted.

Common Stock
In May 2004, the Company sold and issued 700,000 shares of its common stock in a public offering that was priced at $19.80. The majority of the net proceeds of approximately $12.9 million were used to repay most of the Company's short-term borrowings outstanding at that time.

In August 2003, the Board of Directors approved a four-for-three stock split of the Company's common stock, effective November 14, 2003 for shareholders of record on November 1, 2003. All share, average number of shares and per share amounts of no par common stock on the financial statements have been restated to reflect the effect of the stock split.

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2005, is 1,511,502. For a six month period beginning on June 1, 2005 and ending on December 1, 2005, DRP participants had the opportunity to purchase the Company's common stock at a 5% discount with reinvested dividends and optional cash payments. The Company also has a restricted stock plan, which is described in Note 7 - Employee Benefit Plans.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2005, no preferred stock dividends were in arrears.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2005 and 2004, 36,898 shares and 37,898 shares, respectively, of preferred stock presently authorized were outstanding and there were no dividends in arrears.

The conversion  feature of the no par $7.00 Series  Cumulative  and  Convertible
Preferred Stock allows the security holders to exchange one convertible preferred share for twelve shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair market value of twelve shares of the Company's common stock for each share of convertible stock redeemed. During September 2005, 1,000 shares of the no par $7.00 Series Cumulative and Convertible Preferred Stock was converted into 12,000 of common stock.

The conversion  feature of the no par $8.00 Series  Cumulative  and  Convertible
Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock. The preferred shares are convertible into common stock at the election of the security holder or Middlesex.

Long-term Debt
During 2005, Tidewater received approval from the PSC to finance up to $16.0 million in the form of long-term debt securities during the current year. Of this amount, Tidewater received loan approval in April 2005 under the Delaware State Revolving Fund (SRF) program of $2.0 million. Tidewater closed on this loan on July 25, 2005. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw-down will be set at 3.49%. On August 25, 2005, Tidewater converted $7.0 million of short-term borrowings to a $7.0 million mortgage-type loan to be repaid over a term of 25 years. This loan bears interest at 6.44%. On September 15, 2005, Tidewater closed on another $7.0 million mortgage-type loan. This loan bears interest at 6.46% and is to be repaid over a term of 26 years.

In November 2004, Middlesex issued $16.6 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series EE and FF on November 4, 2004.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. The aggregate annual principal repayment obligations for all other long-term debt are shown below:

                             (Millions of Dollars)
                          Annual                    Annual
              Year      Maturities     Year       Maturities
              ----      ----------     ----       ----------
              2006       $    1.9      2009        $    2.6
              2007       $    2.4      2010        $    2.6
              2008       $    2.5

The weighted average interest rate on all long-term debt at December 31, 2005 and 2004 was 5.36% and 5.26%, respectively. Except for the Amortizing Secured Notes and Series U First Mortgage Bonds, all of the Company's outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Environmental Infrastructure Trust program ($27.2 million) and the SRF program ($4.1 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE and FF First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series EE and FF proceeds can only be used for the construction of a raw water pipeline and the 2005 and 2006 main cleaning and cement lining programs. All other bond issuance balances in restricted cash are for debt service requirements.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2005. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series. All share and per share amounts reflect the four-for-three common stock split, effective November 14, 2003.

                                                      (In  Thousands of Dollars,  Except per Share Amounts)
                                                       2005                    2004                  2003
Basic:                                          Income      Shares     Income       Shares    Income      Shares
-----------------------------------------------------------------------------------------------------------------
Net Income                                     $  8,476      11,445   $  8,446      11,080   $  6,631      10,475
Preferred Dividend                                 (251)                  (255)                  (255)
                                               ------------------------------------------------------------------
Earnings Applicable to Common Stock            $  8,225      11,445   $  8,191      11,080   $  6,376      10,475

Basic EPS                                      $   0.72               $   0.74               $   0.61

Diluted:
Earnings Applicable to Common Stock            $  8,225      11,445   $  8,191      11,080   $  6,376      10,475

$7.00 Series Dividend                               101         175        104         179        104         179

$8.00 Series Dividend                                96         164         96         164         96         164
                                               ------------------------------------------------------------------
Adjusted Earnings Applicable to Common Stock
                                               $  8,422      11,784   $  8,391      11,423   $  6,576      10,818

Diluted EPS                                    $   0.71               $   0.73               $   0.61


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

                                            (Thousands of Dollars)
                                               At December 31,
                                         2005                     2004
                                         ----                     ----
                                Carrying      Fair       Carrying       Fair
                                 Amount       Value       Amount       Value
------------------------------------------------------------------------------
First Mortgage Bonds            $98,376      $101,080     $98,899     $101,968
State Revolving Bonds           $ 1,374      $  1,402     $ 1,442     $  1,476

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2005 and 2004 was $30.3 million and $16.0 million, respectively. Customer advances for construction have a carrying amount of $17.2 million and $14.0 million at December 31, 2005 and 2004, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension
The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. In addition, the Company maintains an unfunded supplemental pension plan for its executives. The Accumulated Benefit Obligation for all pension plans at December 31, 2005 was $24.4 million.

Postretirement Benefits Other Than Pensions
The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2005 and 2004, respectively were $0.6 million and $0.7 million.

The Company uses a December 31 measurement date for all of its employee benefit plans. The following table sets forth information relating to the Company's pension plans and other postretirement benefits:


                                                                     (Thousands of Dollars)
                                                                    Years Ended December 31,
                                                           Pension Benefits          Other Benefits
                                                           2005         2004        2005        2004
-----------------------------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation
Beginning Balance                                        $ 26,099    $ 23,671    $ 11,133    $  9,498
Service Cost                                                1,126         746         621         426
Interest Cost                                               1,559       1,387         771         580
Actuarial (Gain)/Loss                                       2,141       1,516       3,130       1,028
Benefits Paid                                              (1,259)     (1,221)       (408)       (399)
-----------------------------------------------------------------------------------------------------
Ending Balance                                           $ 29,666    $ 26,099    $ 15,247    $ 11,133
-----------------------------------------------------------------------------------------------------

Reconciliation of Plan Assets at Fair Value
Beginning Balance                                        $ 19,510    $ 18,587    $  3,430    $  2,582
Actual Return on Plan Assets                                  885       1,497         225         190
Employer Contributions                                      1,202         647       1,419       1,057
Benefits Paid                                              (1,259)     (1,221)       (408)       (399)
-----------------------------------------------------------------------------------------------------
Ending Balance                                           $ 20,338    $ 19,510    $  4,666    $  3,430
-----------------------------------------------------------------------------------------------------

Funded Status                                            $ (9,328)   $ (6,589)   $(10,581)   $ (7,703)
Unrecognized Net Transition Obligation                         --          --         947       1,082
Unrecognized Net Actuarial (Gain)/Loss                      5,163       2,655       7,533       4,835
Unrecognized Prior Service Cost                                81         173          (3)         (3)
-----------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                     $ (4,084)   $ (3,761)   $ (2,104)   $ (1,789)
-----------------------------------------------------------------------------------------------------

Amounts Recognized in the Consolidated Balance
Sheets consist of:
Accrued Benefit Cost                                     $ (4,084)   $ (3,761)   $ (2,104)   $ (1,789)
Additional Minimum Liability                                 (476)         --          --          --
Intangible Asset                                               79          --          --          --
Accumulated Other Comprehensive Income (pre-tax)              397          --          --          --
-----------------------------------------------------------------------------------------------------
Net Liability Recognized                                 $ (4,084)   $ (3,761)   $ (2,104)   $ (1,789)
-----------------------------------------------------------------------------------------------------

Separate Disclosure for Plans with Accumulated
Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation                             $ 25,822
Accumulated Benefit Obligation                             21,500
Fair Value of Plan Assets                                  20,338


                                                                     (Thousands of Dollars)
                                                                     Years Ended December 31,
                                                      Pension Benefits                       Other Benefits
                                               2005        2004         2003         2005         2004         2003
---------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service Cost                                $  1,126     $    746     $    684     $    622     $    426     $    263
Interest Cost                                  1,559        1,387        1,356          771          580          485
Expected Return on Plan Assets                (1,547)      (1,492)      (1,272)        (275)        (213)        (175)
Amortization of Net Transition Obligation         --           --           --          135          135          135
Amortization of Net Actuarial (Gain)/Loss         49           --           --          482          292          143
Amortization of Prior Service Cost                92           92           92           --           --           --
---------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                   $  1,279     $    733     $    860     $  1,735     $  1,220     $    851
---------------------------------------------------------------------------------------------------------------------

                                                2005         2004         2003         2005         2004         2003
                                                ----         ----         ----         ----         ----         ----
Actual Return on Plan Assets                    4.54%        8.18%       17.48%        5.71%        6.53%        0.77%
Weighted Average Assumptions:
   Expected Return on Plan Assets               8.00%        8.00%        8.00%        7.50%        7.50%        7.50%
   Discount Rate for:
     Benefit Obligation                         5.52%        5.88%        6.00%        5.52%        5.88%        6.00%
     Benefit Cost                               5.88%        6.00%        6.75%        5.88%        6.00%        6.75%
   Compensation Increase for:
     Benefit Obligation                         3.50%        3.50%        3.50%        3.50%        3.50%        3.50%
     Benefit Cost                               3.50%        3.50%        3.50%        3.50%        3.50%        3.50%


For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005 and declining by 1.0% per year through 2008 and 0.5% per year to 5% by year 2010. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                 (Thousands of Dollars)
                                                   1 Percentage Point
                                                        Increase       Decrease
-------------------------------------------------------------------------------
Effect on Current Year's Service and Benefit Cost        $    330      $   (247)
Effect on Benefit Obligation                                2,430        (1,894)

The following benefit payments, which reflect expected future service, are expected to be paid:

         Year                      Pension Benefits       Other Benefits
         ---------------------------------------------------------------
         2006                           $ 1,249               $  430
         2007                             1,449                  471
         2008                             1,542                  479
         2009                             1,565                  529
         2010                             1,568                  544
         2011-2015                        8,596                2,374
                                        -------               ------
           Totals                       $15,969               $4,827
                                        =======               ======

Benefit Plans Assets

The benefit plans asset allocations at December 31, 2005 and 2004, by asset category are as follows:

                             Pension Plan       Other Benefits
                             ------------       --------------
Asset Category              2005      2004      2005      2004   Target  Range
--------------              ----      ----      ----      ----   ------  -----
Equity Securities           63.7%     62.8%     56.3%     54.0%    60%   30-65%
Debt Securities             33.4      34.5      41.0      36.9     38%   25-70%
Cash                         2.9       2.7       2.7       9.1      2%    0-10%
                           -----     -----     -----     -----
Total                      100.0%    100.0%    100.0%    100.0%
                           =====     =====     =====     =====

Middlesex utilizes two investment firms to manage its pension plan asset portfolio. One of those investment firms also manages the other postretirement benefits assets. Quarterly meetings are held between the Company's Pension Committee of the Board of Directors and the investment managers to review their performance and asset allocation. If the current asset allocation is outside the targeted range, the Pension Committee reviews current market conditions and advice provided by the investment managers to determine the appropriateness of rebalancing the portfolio.

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

Equity securities include Middlesex common stock in the amounts of $0.7 million (3.3% of total plan assets) and $0.7 million (3.8% of total plan assets) at December 31, 2005 and 2004, respectively.

For the pension plan, Middlesex made total cash contributions of $1.2 million in 2005 and expects to make cash contributions of approximately $1.0 million in 2006.

For the postretirement benefit plan, Middlesex made total cash contributions of $1.0 million in 2005 and expects to make cash contributions of approximately $1.2 million in 2006.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant's contributions, which do not exceed 1% of a participant's compensation, plus 50% of a participant's contributions exceeding 1% but not more than 6%. The Company's matching contributions were $0.3 million for each of the years ended December 31, 2005, 2004 and 2003.

Stock-Based Compensation
The Company maintains a Restricted Stock Plan, under which 56,067 shares of the Company's common stock are held in escrow by the Company as of December 31, 2005 for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the Restricted Stock Plan:

                                                                      Weighted
                                                        Unearned      Average
                                             Shares   Compensation  Grant Price
-------------------------------------------------------------------------------

Balance, January 1, 2003                      77,566    $ 552,081

Granted                                       18,900      357,990    $   18.95
Vested                                       (26,099)
Forfeited                                       (967)     (11,700)
Amortization of Compensation Expense                     (286,199)
-----------------------------------------------------------------
Balance, December 31, 2003                    69,400      612,172
-----------------------------------------------------------------

Granted                                       14,900      265,367    $   17.81
Vested                                       (19,067)
Amortization of Compensation Expense                     (271,298)
-----------------------------------------------------------------
Balance, December 31, 2004                    65,233      606,241
-----------------------------------------------------------------

Granted                                       19,000      435,713    $   22.95
Vested                                       (28,166)
Amortization of Compensation Expense                     (342,122)
-----------------------------------------------------------------
Balance, December 31, 2005                    56,067    $ 699,832
------------------------------------------------------------------------------

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

                                                   (Thousands of Dollars)
                                              Twelve Months Ended December 31,
Operations by Segments:                        2005         2004         2003
-------------------------------------------------------------------------------
Revenues:
   Regulated                                $  66,317    $  60,745    $  55,707
   Non - Regulated                              8,416       10,366        8,500
Inter-segment Elimination                        (120)        (120)         (96)
-------------------------------------------------------------------------------
Consolidated Revenues                       $  74,613    $  70,991    $  64,111
-------------------------------------------------------------------------------

Operating Income:
   Regulated                                $  16,390    $  16,075    $  14,025
   Non - Regulated                                828          858          713
-------------------------------------------------------------------------------
Consolidated Operating Income               $  17,218    $  16,933    $  14,738
-------------------------------------------------------------------------------

Depreciation:
   Regulated                                $   6,357    $   5,762    $   5,308
   Non - Regulated                                103           84           55
-------------------------------------------------------------------------------
 Consolidated Depreciation                  $   6,460    $   5,846    $   5,363
-------------------------------------------------------------------------------

Other Income, Net:
   Regulated                                $     836    $     892    $     506
   Non - Regulated                                 --           (1)         (33)
Inter-segment Elimination                         (96)         (96)        (116)
-------------------------------------------------------------------------------
Consolidated Other Income, Net              $     740    $     795    $     357
-------------------------------------------------------------------------------

Interest Expense:
   Regulated                                $   6,245    $   5,469    $   5,227
   Non - Regulated                                 96           96          116
Inter-segment Elimination                         (96)         (96)        (116)
-------------------------------------------------------------------------------
Consolidated Interest Charges               $   6,245    $   5,469    $   5,227
-------------------------------------------------------------------------------

Net Income:
   Regulated                                $   8,037    $   7,993    $   6,292
   Non - Regulated                                439          453          339
-------------------------------------------------------------------------------
Consolidated Net Income                     $   8,476    $   8,446    $   6,631
-------------------------------------------------------------------------------

Capital Expenditures:
   Regulated                                $  25,016    $  28,669    $  17,005
   Non - Regulated                                272          210          572
-------------------------------------------------------------------------------
Total Capital Expenditures                  $  25,288    $  28,879    $  17,577
-------------------------------------------------------------------------------

                                                          As of         As of
                                                       December 31, December 31,
                                                           2005         2004
-------------------------------------------------------------------------------
 Assets:
   Regulated                                             $ 320,889    $ 302,765
   Non - Regulated                                           5,912        4,943
   Inter-segment Elimination                                (2,418)      (2,074)
-------------------------------------------------------------------------------
Consolidated Assets                                      $ 324,383    $ 305,634
-------------------------------------------------------------------------------

Note 9 - Quarterly Operating Results - Unaudited

Quarterly operating results for 2005 and 2004 are as follows:

                              (Thousands of Dollars, Except per Share Data)
----------------------------------------------------------------------------
                               1st       2nd       3rd       4th      Total
2005
----------------------------------------------------------------------------
Operating Revenues           $16,743   $18,431   $20,832   $18,607   $74,613
Operating Income               3,171     4,259     6,013     3,775    17,218
Net Income                     1,380     1,946     3,024     2,126     8,476
Basic Earnings per Share     $  0.12   $  0.17   $  0.26   $  0.17   $  0.72
Diluted Earnings per Share   $  0.12   $  0.16   $  0.26   $  0.17   $  0.71

2004
----------------------------------------------------------------------------
Operating Revenues           $15,876   $17,770   $19,856   $17,489   $70,991
Operating Income               2,728     4,128     6,212     3,865    16,933
Net Income                     1,034     1,890     3,362     2,160     8,446
Basic Earnings per Share     $  0.09   $  0.17   $  0.29   $  0.19   $  0.74
Diluted Earnings per Share   $  0.09   $  0.16   $  0.29   $  0.19   $  0.73

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(1) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer for the quarter ended December 31, 2005. Based upon that evaluation, which included consideration of the remediation of the material weakness that led to the restatements, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As described in the Company's 2004 annual report on Form 10-K/A, first and second quarter 2005 filings on Form 10-Q/A and in the third quarter filing on Form 10-Q, in November 2005, the Company identified a material weakness related to the controls over the recording of non-cash contributions of utility assets from developers and the presentation of such non-cash items in the statement of cash flows. In order to remediate this deficiency, during the fourth quarter of 2005, the Company implemented additional procedures related to recording non-cash contributions of utility assets from developers, expanded its periodic review of non-cash activities and expanded its review of the presentation of non-cash transactions. This change had a material affect on internal control over financial reporting.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control- Integrated Framework. Based on our assessment, we believe that as of December 31, 2005, the Company's internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex's independent registered public accounting firm has issued their report on our assessment of the Company's internal control over financial reporting. This report appears on pages 55 and 56.


         /s/ Dennis W. Doll                   /s/ A. Bruce O'Connor
         -----------------------              -------------------------
         Dennis W. Doll                       A. Bruce O'Connor
         President and Chief                  Vice President and Chief
         Executive Officer                    Financial Officer

Iselin, New Jersey
March 16, 2006

(3) Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Middlesex Water Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Middlesex Water Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt of the Company as of December 31, 2005, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2005 and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 16, 2006


Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11. Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

1. The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this annual report:

         Consolidated Balance Sheets at December 31, 2005 and 2004.

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2005, 2004 and 2003.

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005, 2004 and 2003.

         Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2005 and 2004.

         Consolidated   Statements   of  Common   Stockholders   Equity  and
         Comprehensive Income for each of the three years in the period ended December 31, 2005, 2004 and 2003.

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

MIDDLESEX WATER COMPANY

By:           /s/ Dennis W. Doll
              ------------------------------------------
              Dennis W. Doll
              President, Chief Executive Officer and Director

Date:         March 16, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 16, 2006.

By:           /s/ A. Bruce O'Connor
              ------------------------------------------
              A. Bruce O'Connor
              Vice President and Chief Financial Officer

By:           /s/ Dennis W. Doll
              ------------------------------------------
              Dennis W. Doll
              President, Chief Executive Officer and Director

By:           /s/ J. Richard Tompkins
              ------------------------------------------
              J. Richard Tompkins
              Chairman of the Board and Director

By:           /s/ Dennis G. Sullivan
              ------------------------------------------
              Dennis G. Sullivan
              Director

By:           /s/ Annette Catino
              ------------------------------------------
              Annette Catino
              Director

By:           /s/ John C. Cutting
              ------------------------------------------
              John C. Cutting
              Director

By:           /s/ John R. Middleton
              ------------------------------------------
              John R. Middleton
              Director

By:           /s/ John P. Mulkerin
              ------------------------------------------
              John P. Mulkerin
              Director

By:           /s/ Walter G. Reinhard
              ------------------------------------------
              Walter G. Reinhard
              Director

By:           /s/ Jeffries Shein
              ------------------------------------------
              Jeffries Shein
              Director

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

                                                                                        Previous      Filing's
                                                                                      Registration     Exhibit
 Exhibit No.                               Document Description                            No.           No.
----------------------------------------------------------------------------------------------------------------
     3.1        Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 of 1998 Form 10-K.
    *3.2        Bylaws of the Company, as amended
     3.3        Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of 2003 Form 10-K.
     3.4        Certificate of Amendment to the Restated Certificate of
                Incorporation Middlesex Water Company, filed with the State of
                New Jersey on February 17, 2000, filed as Exhibit 3.4 of 2003
                Form 10-K.
     3.5        Certificate of Amendment to the Restated Certificate of
                Incorporation Middlesex Water Company, filed with the State of
                New Jersey on June 5, 2002, filed as Exhibit 3.5 of 2003 Form
                10-K.
     4.1        Form of Common Stock Certificate.                                        2-55058         2(a)
     4.2        Registration Statement, Form S-3, under Securities Act of
                1933 filed February 3, 1987, relating to the Dividend
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


                                                EXHIBIT INDEX

                                                                                        Previous      Filing's
                                                                                      Registration    Exhibit
Exhibit No.                                 Document Description                           No.           No.
-----------------------------------------------------------------------------------------------------------------
    10.6        Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as
                Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.
    10.7        Copy of Water Purchase Contract, dated as of
                September 25, 2003, between the Company and the New
                Jersey Water Supply Authority, filed as Exhibit No. 10.7 of
                2003 Form 10-K.
    10.8        Copy of Treating and Pumping Agreement, dated April 9,
                1984, between the Company and the Township of East
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
(t)10.13(a)     Employment Agreement between Middlesex Water Company
                and Dennis G. Sullivan, filed as Exhibit 10.15(f) of 1999 Third
                Quarter Form 10-Q.
(t)10.13(b)     Employment Agreement between Middlesex Water Company and A.
                Bruce O'Connor, filed as Exhibit 10.15(c) of 1999 Third Quarter
                Form 10-Q.
(t)10.13(d)     Employment Agreement between Middlesex Water Company and Richard
                M. Risoldi, filed as Exhibit 10.13(d) of 2003 Form 10-K.
(t)10.13(e)     Employment Agreement between Middlesex Water Company and Kenneth
                J. Quinn, filed as Exhibit 10.13(e) of 2003 Form 10-K.
(t)10.13(f)     Employment Agreement between Middlesex Water Company and James
                P. Garrett, filed as Exhibit 10.13(f) of 2003 Form 10-K.
(t)10.13(g)     Employment Agreement between Tidewater Utilities, Inc. and
                Gerard L. Esposito, filed as Exhibit 10.13(g) of 2003 Form 10-
                K.
*(t)10.13(h)    Consulting Agreement between Middlesex Water Company and J.
                Richard Tompkins
(t)10.13(i)     Employment Agreement between Middlesex Water Company and Dennis
                W. Doll, filed as Exhibit 10.13(i) of 2004 Form 10-K.


                                               EXHIBIT INDEX

                                                                                        Previous      Filing's
                                                                                      Registration    Exhibit
Exhibit No.                                 Document Description                           No.           No.
---------------------------------------------------------------------------------------------------------------
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


                                               EXHIBIT INDEX

                                                                                        Previous      Filing's
                                                                                      Registration    Exhibit
Exhibit No.                                 Document Description                           No.           No.
---------------------------------------------------------------------------------------------------------------
   10.22         Copy of Supplemental Indenture dated October 15, 2001 between
                 Middlesex Water Company and First Union National Bank, as
                 Trustee and copy of Loan Agreement dated November 1, 2001
                 between the State of New Jersey and Middlesex Water Company
                 (Series BB). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.
   10.23         Copy of Supplemental Indenture dated October 15, 2001 between
                 Middlesex Water Company and First Union National Bank, as
                 Trustee and copy of Loan Agreement dated November 1, 2001
                 between the New Jersey Environmental Infrastructure Trust and
                 Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22
                 of the 2001 Form 10-K.
   10.24         Copy of Supplemental Indenture dated January 15, 2002 between
                 Middlesex Water Company and First Union National Bank, as
                 Trustee and copy of Loan Agreement dated January 1, 2002
                 between the New Jersey Economic Development Authority and
                 Middlesex Water Company (Series DD), filed as Exhibit No. 10.24 of the 2001 Form 10-K.
   10.25         Copy of Supplemental Indenture dated March 1, 1998 between
                 Middlesex Water Company and First Union National Bank, as
                 Trustee. Copy of Trust Indenture dated March 1, 1998 between the New Jersey Economic Development Authority and PNC Bank,
                 National Association, as Trustee (Series W), filed as Exhibit
                 No. 10.21 of the 1998 Third Quarter Form 10- Q.
   10.26         Copy of Supplemental Indenture dated October 15, 2004 between
                 Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of
                 New Jersey and Middlesex Water Company (Series EE), filed as
                 Exhibit No. 10.26 of the 2004 Form 10-K.
   10.27         Copy of Supplemental Indenture dated October 15, 2004 between
                 Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey
                 Environmental Infrastructure Trust and Middlesex Water Company
                 (Series FF), filed as Exhibit No. 10.27 of the 2004 Form 10-K.
   10.28         Agreement dated September 26, 2005 between Dennis G.
                 Sullivan and Middlesex Water Company, filed as Exhibit 10 of the 2005 Third Quarter Form 10-Q.
   *21           Middlesex Water Company Subsidiaries.
   *23           Consent of Independent Registered Public Accounting Firm.
   *31           Section 302 Certification by Dennis W. Doll pursuant to Rules
                 13a-14 and 15d-14 of the Securities Exchange Act of 1934.



                                               EXHIBIT INDEX

                                                                                        Previous      Filing's
                                                                                      Registration    Exhibit
Exhibit No.                                 Document Description                           No.           No.
---------------------------------------------------------------------------------------------------------------
   *31.1         Section 302 Certification by A. Bruce O'Connor pursuant to
                 Rules 13a-14 and 15d-14 of the Securities Exchange Act of
                 1934.
   *32           Section 906 Certification by Dennis W. Doll pursuant to 18
                 U.S.C.ss.1350.
   *32.1         Section 906 Certification by A. Bruce O'Connor pursuant to
                 18 U.S.C.ss.1350.