Form 10-Q
period 2006-03-31
MIDDLESEX WATER CO
filed 2006-05-08
CIK 66004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated filer |_|


The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2006: Common Stock, No Par Value: 11,606,699 shares outstanding.

================================================================================

                                      INDEX


     PART I. FINANCIAL INFORMATION                                          PAGE
                                                                            ----

     Item 1.    Financial Statements:
                Condensed Consolidated Statements of Income                  1
                Condensed Consolidated Balance Sheets                        2
                Condensed Consolidated Statement of Cash Flows               3

                Condensed Consolidated Statements of Capital Stock
                  and Long-term Debt                                         4

                Notes to Unaudited Condensed Consolidated
                  Financial Statements                                       5

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12

     Item 3.    Quantitative and Qualitative Disclosures of Market Risk     17

     Item 4.    Controls and Procedures                                     17


     PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                           18

     Item 1A.   Risk Factors                                                18

     Item 2.    Changes in Securities                                       18

     Item 3.    Defaults upon Senior Securities                             18

     Item 4.    Submission of Matters to a Vote of Security Holders         18

     Item 5.    Other Information                                           18

     Item 6.    Exhibits                                                    19

SIGNATURE                                                                   20

                             MIDDLESEX WATER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                       2006             2005
-------------------------------------------------------------------------------

Operating Revenues                                 $ 18,230,146    $ 16,742,903
-------------------------------------------------------------------------------
Operating Expenses:
     Operations                                       9,646,131       9,041,996
     Maintenance                                        738,984         898,685
     Depreciation                                     1,668,393       1,548,048
     Other Taxes                                      2,203,453       2,083,134
-------------------------------------------------------------------------------

         Total Operating Expenses                    14,256,961      13,571,863
-------------------------------------------------------------------------------

Operating Income                                      3,973,185       3,171,040
-------------------------------------------------------------------------------

Other Income:
     Allowance for Funds Used During Construction       112,636         210,450
     Other Income                                        57,938          55,219
     Other Expense                                       (1,739)         (8,145)
-------------------------------------------------------------------------------

Total Other Income, net                                 168,835         257,524
-------------------------------------------------------------------------------

Income before Interest and Income Taxes               4,142,020       3,428,564
-------------------------------------------------------------------------------

Interest Charges                                      1,514,998       1,382,092
-------------------------------------------------------------------------------

Income before Income Taxes                            2,627,022       2,046,472
-------------------------------------------------------------------------------

Income Taxes                                            814,658         666,770
-------------------------------------------------------------------------------

Net Income                                            1,812,364       1,379,702

Preferred Stock Dividend Requirements                    61,947          63,697

Earnings Applicable to Common Stock                $  1,750,417    $  1,316,005
===============================================================================

Earnings per share of Common Stock:
     Basic                                         $       0.15    $       0.12
     Diluted                                       $       0.15    $       0.12

Average Number of
     Common Shares Outstanding :
     Basic                                           11,593,624      11,367,475
     Diluted                                         11,924,764      11,710,615

Cash Dividends Paid per Common Share               $     0.1700    $     0.1675

See Notes to Condensed Consolidated Financial Statements.


                                           MIDDLESEX WATER COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                                March 31,     December 31,
ASSETS                                                                             2006           2005
-----------------------------------------------------------------------------------------------------------
UTILITY PLANT:         Water Production                                      $  91,692,824   $  91,403,549
                       Transmission and Distribution                           220,761,183     217,098,466
                       General                                                  23,547,020      23,292,087
                       Construction Work in Progress                             7,304,562       6,127,634
                       ------------------------------------------------------------------------------------
                       TOTAL                                                   343,305,589     337,921,736
                       Less Accumulated Depreciation                            56,156,803      54,960,290
                       ------------------------------------------------------------------------------------
                       UTILITY PLANT - NET                                     287,148,786     282,961,446
                       ------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS:        Cash and Cash Equivalents                                 3,298,887       2,983,762
                       Accounts Receivable, net                                  6,569,041       8,074,929
                       Unbilled Revenues                                         3,864,076       3,737,627
                       Materials and Supplies (at average cost)                  1,369,592       1,259,935
                       Prepayments                                                 625,289         927,254
                       ------------------------------------------------------------------------------------
                       TOTAL CURRENT ASSETS                                     15,726,885      16,983,507

-----------------------------------------------------------------------------------------------------------
DEFERRED CHARGES       Unamortized Debt Expense                                  3,119,933       3,164,043
AND OTHER ASSETS:      Preliminary Survey and Investigation Charges              2,349,116       1,774,817
                       Regulatory Assets                                         7,187,205       7,469,190
                       Restricted Cash                                           5,690,494       5,782,705
                       Non-utility Assets - Net                                  5,933,186       5,727,806
                       Other                                                       616,343         519,610
                       ------------------------------------------------------------------------------------
                       TOTAL DEFERRED CHARGES AND OTHER ASSETS                  24,896,277      24,438,171
                       ------------------------------------------------------------------------------------
                       TOTAL ASSETS                                          $ 327,771,948   $ 324,383,124
                       ------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------------------
CAPITALIZATION:        Common Stock, No Par Value                            $  76,567,020   $  76,160,949
                       Retained Earnings                                        23,418,420      23,638,301
                       Accumulated Other Comprehensive Loss, net of tax           (206,702)       (206,925)
                       ------------------------------------------------------------------------------------
                       TOTAL COMMON EQUITY                                      99,778,738      99,592,325
                       ------------------------------------------------------------------------------------
                       Preferred Stock                                           3,958,062       3,958,062
                       Long-term Debt                                          127,765,749     128,174,944
                       ------------------------------------------------------------------------------------
                       TOTAL CAPITALIZATION                                    231,502,549     231,725,331

-----------------------------------------------------------------------------------------------------------
CURRENT                Current Portion of Long-term Debt                         1,997,027       1,930,617
LIABILITIES:           Notes Payable                                             7,200,000       4,000,000
                       Accounts Payable                                          4,099,816       6,038,060
                       Accrued Taxes                                             8,881,910       6,466,531
                       Accrued Interest                                            890,340       1,868,962
                       Unearned Revenues and Advanced Service Fees                 506,594         473,627
                       Other                                                       730,297         707,446
                       ------------------------------------------------------------------------------------
                       TOTAL CURRENT LIABILITIES                                24,305,984      21,485,243

-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

-----------------------------------------------------------------------------------------------------------
DEFERRED CREDITS       Customer Advances for Construction                       16,881,788      17,180,962
AND OTHER LIABILITIES: Accumulated Deferred Investment Tax Credits               1,598,295       1,617,949
                       Accumulated Deferred Income Taxes                        14,120,072      14,296,620
                       Employee Benefit Plans                                    6,919,550       6,650,724
                       Regulatory Liability - Cost of Utility Plant Removal      5,797,460       5,647,757
                       Other                                                       778,106         793,857
                       ------------------------------------------------------------------------------------
                       TOTAL DEFERRED CREDITS AND OTHER LIABILITIES             46,095,271      46,187,869

-----------------------------------------------------------------------------------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                                            25,868,144      24,984,681
-----------------------------------------------------------------------------------------------------------
                       TOTAL CAPITALIZATION AND LIABILITIES                  $ 327,771,948   $ 324,383,124
                       ------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                       MIDDLESEX WATER COMPANY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)

                                                                          Three Months Ended March 31,
                                                                              2006           2005
                                                                          --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $ 1,812,364    $ 1,379,702
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                     1,865,274      1,720,355
          Provision for Deferred Income Taxes and ITC                         (43,988)       (25,049)
          Allowance for Funds Used During Construction                       (112,636)      (210,450)
      Changes in Assets and Liabilities:
          Accounts Receivable                                               1,505,888        235,720
          Unbilled Revenues                                                  (126,449)       (22,274)
          Materials & Supplies                                               (109,657)       (94,930)
          Prepayments                                                         301,965        232,222
          Other Assets                                                       (229,371)       (28,823)
          Accounts Payable                                                 (1,938,244)    (1,686,994)
          Accrued Taxes                                                     2,415,265      1,915,449
          Accrued Interest                                                   (978,622)      (771,402)
          Employee Benefit Plans                                              268,826        410,976
          Unearned Revenue & Advanced Service Fees                             32,967          8,678
          Other Liabilities                                                     7,100        (95,936)

----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,670,682      2,967,244
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                          (4,549,091)    (4,192,222)
      Cash Surrender Value & Other Investments                               (104,304)       (85,936)
      Restricted Cash                                                          97,869      2,541,200
      Preliminary Survey & Investigation Charges                             (574,299)      (261,356)

----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (5,129,825)    (1,998,314)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                           (342,785)      (210,575)
      Proceeds from Issuance of Long-term Debt                                     --        335,646
      Net Short-term Bank Borrowings (Repayments)                           3,200,000     (1,500,000)
      Deferred Debt Issuance Expenses                                              --         (7,500)
      Restricted Cash                                                          (5,658)            --
      Proceeds from Issuance of Common Stock                                  406,071        389,296
      Payment of Common Dividends                                          (1,970,298)    (1,903,493)
      Payment of Preferred Dividends                                          (61,947)       (63,697)
      Construction Advances and Contributions-Net                            (451,115)      (304,189)
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           774,268     (3,264,512)
----------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                      315,125     (2,295,582)
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,983,762      4,034,768
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,298,887    $ 1,739,186
----------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Utility Plant received as Construction Advances and Contributions   $ 1,035,405    $   332,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest                                                            $ 2,561,563    $ 2,111,221
      Interest Capitalized                                                $  (112,636)   $  (210,450)
      Income Taxes                                                        $   100,000    $   300,000
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                       MIDDLESEX WATER COMPANY
                          CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                          AND LONG-TERM DEBT
                                             (Unaudited)

                                                                          March 31,      December 31,
                                                                            2006             2005
-----------------------------------------------------------------------------------------------------
Common Stock, No Par Value
     Shares Authorized   -  20,000,000
     Shares Outstanding  -  2006 - 11,603,238                          $  76,567,020    $  76,160,949
                            2005 - 11,584,499

Retained Earnings                                                         23,418,420       23,638,301
Accumulated Other Comprehensive Loss, net of tax                            (206,702)        (206,925)
-----------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                            $  99,778,738    $  99,592,325
-----------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 139,497
   Convertible:
     Shares Outstanding, $7.00 Series - 13,881                         $   1,457,505    $   1,457,505
     Shares Outstanding, $8.00 Series - 12,000                             1,398,857        1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -  1,017                               101,700          101,700
     Shares Outstanding, $4.75 Series - 10,000                             1,000,000        1,000,000
-----------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                          $   3,958,062    $   3,958,062
-----------------------------------------------------------------------------------------------------

Long-term Debt
   8.05%, Amortizing Secured Note, due December 20, 2021               $   2,962,237    $   2,983,384
   6.25%, Amortizing Secured Note, due May 22, 2028                        9,310,000        9,415,000
   6.44%, Amortizing Secured Note, due August 25, 2030                     6,836,667        6,906,667
   6.46%, Amortizing Secured Note, due September 19, 2031                  7,000,000        7,000,000
   4.22%, State Revolving Trust Note, due December 31, 2022                  754,164          754,164
   3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025             3,018,254        3,018,254
   3.49%, State Revolving Trust Note, due January 25, 2027                   278,144          278,144
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021         760,000          760,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                   604,038          614,436
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                12,000,000       12,000,000
      5.25%, Series T, due October 1, 2023                                 6,500,000        6,500,000
      6.40%, Series U, due February 1, 2009                               15,000,000       15,000,000
      5.25%, Series V, due February 1, 2029                               10,000,000       10,000,000
      5.35%, Series W, due February 1, 2038                               23,000,000       23,000,000
      0.00%, Series X, due September 1, 2018                                 688,524          700,280
      4.25% to 4.63%, Series Y, due September 1, 2018                        870,000          870,000
      0.00%, Series Z, due September 1, 2019                               1,539,390        1,567,367
      5.25% to 5.75%, Series AA, due September 1, 2019                     1,990,000        1,990,000
      0.00%, Series BB, due September 1, 2021                              1,894,335        1,926,956
      4.00% to 5.00%, Series CC, due September 1, 2021                     2,185,000        2,185,000
      5.10%, Series DD, due January 1, 2032                                6,000,000        6,000,000
      0.00%, Series EE, due September 1, 2024                              7,652,023        7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                     8,920,000        8,920,000
-----------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                          129,762,776      130,105,561
-----------------------------------------------------------------------------------------------------
                            Less: Current Portion of Long-term Debt       (1,997,027)      (1,930,617)
-----------------------------------------------------------------------------------------------------
                               TOTAL LONG-TERM DEBT                    $ 127,765,749    $ 128,174,944
-----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                             MIDDLESEX WATER COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). On January 1, 2006, the Company's Bayview Water Company subsidiary was merged into Middlesex. Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The consolidated notes within the 2005 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. Information included in the Balance Sheet as of December 31, 2005, has been derived from the Company's audited financial statements for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for the first annual reporting period beginning after June 15, 2005 (January 1, 2006 for the Company). The Company previously recognized compensation expense at fair value for stock-based payment awards in accordance with SFAS 123 and the adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of another-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP was effective for accounting for reporting periods beginning after December 15, 2005 (January 1, 2006 for the Company). The adoption of this FSP had no impact on the Company's financial position, results of operations, or cash flows.

Rate Matters - On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The requested increase is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of our request. Concurrent with the rate increase filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund. Under PSC regulations, interim rates may go into effect 60 days after the initial request is submitted.

Effective April 13, 2006, Pinelands Water and Pinelands Wastewater received approval from the New Jersey Board of Public Utilities (BPU) for base rate increases of 7.02% and 0.98%, respectively. This increase represents a total base rate increase of approximately $0.1 million for Pinelands to help offset the increased costs associated with capital improvements, and the operation and maintenance of their systems.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2006. Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006, and the Company is currently negotiating a new agreement.

Stock Based Compensation - The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R). As discussed in Note 1, SFAS 123(R) the adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

The Company maintains a Restricted Stock Plan, under which 56,067 shares of the Company's common stock are held in escrow by the Company as of March 31, 2006 for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. There were no grants, vesting or forfeitures of restricted stock during the three months ended March 31, 2006.

Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended March 31, 2006 and 2005 was $0.1 million. Total unearned compensation related to restricted stock was $0.6 million at March 31, 2006.

Note 2 - Capitalization

Common Stock -During the three months ended March 31, 2006, there were 18,739 common shares (approximately $0.4 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt - Middlesex filed an application with the BPU seeking approval to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund
(SRF) program. If approved by the BPU, the Company expects to close on the bonds in November 2006.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. The interest rate is set on the loan closing date and is based on 62.5% of the interest rate for a 10+ year high quality corporate bond. The Company expects to close on the loan during May 2006.

Note 3 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                     (In Thousands Except for per Share Amounts)
                                            Three Months Ended March 31,
                                                 Weighted             Weighted
                                        2006     Average     2005      Average
Basic:                                 Income     Shares    Income     Shares
------------------------------------------------------------------------------
Net Income                            $ 1,812     11,593   $ 1,380     11,367
Preferred Dividend                        (62)                 (64)
                                      -------    -------   -------    -------
Earnings Applicable to Common Stock   $ 1,750     11,593   $ 1,316     11,367

Basic EPS                             $  0.15              $  0.12

------------------------------------------------------------------------------
Diluted:
------------------------------------------------------------------------------
Earnings Applicable to Common Stock   $ 1,750     11,593   $ 1,316     11,367
$7.00 Series Preferred Dividend            24        167        26        179
$8.00 Series Preferred Dividend            24        164        24        164
                                      -------    -------   -------    -------
Adjusted Earnings Applicable to
  Common Stock                        $ 1,798     11,924   $ 1,366     11,710

Diluted EPS                           $  0.15              $  0.12

Note 4 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the States of New Jersey and Delaware with respect to utility services within these States. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report for the period ended December 31, 2005 filed on Form 10-K. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements.

                                                   (Dollars in Thousands)
                                                     Three Months Ended
                                                          March 31,
Operations by Segments:                            2006              2005
--------------------------------------------------------------------------------
Revenues:
   Regulated                                     $ 16,001          $ 14,759
   Non - Regulated                                  2,259             2,014
Inter-segment Elimination                             (30)              (30)
                                                 --------------------------
Consolidated Revenues                            $ 18,230          $ 16,743
                                                 --------------------------

Operating Income:
   Regulated                                     $  3,703          $  2,963
   Non - Regulated                                    270               208
                                                 --------------------------
Consolidated Operating Income                    $  3,973          $  3,171
                                                 --------------------------

Net Income:
   Regulated                                     $  1,666          $  1,273
   Non - Regulated                                    146               107
                                                 --------------------------
Consolidated Net Income                          $  1,812          $  1,380
                                                 --------------------------

Capital Expenditures:
   Regulated                                     $  4,531          $  4,133
   Non - Regulated                                     18                59
                                                 --------------------------
Total Capital Expenditures                       $  4,549          $  4,192
                                                 --------------------------

                                                   As of             As of
                                               March 31,2006   December 31,2005
                                               -------------   ----------------
Assets:
   Regulated                                     $324,787          $320,889
   Non - Regulated                                  5,549             5,912
Inter-segment Elimination                          (2,564)           (2,418)
                                                 --------------------------
Consolidated Assets                              $327,772          $324,383
                                                 --------------------------

Note 5 - Short-term Borrowings

As of March 31, 2006, the Company has established lines of credit aggregating $40.0 million. At March 31, 2006, the outstanding borrowings under these credit lines were $7.2 million at a weighted average interest rate of 5.24%. As of that date, the Company had borrowing capacity of $32.8 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $5.9 million and $10.4 million at 5.59% and 3.85% for the three months ended March 31, 2006 and 2005, respectively.

Note 6 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2006 are $7.6 million. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2006, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

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

Water Supply - Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons per day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2011, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:
                                             (Millions of Dollars)
                                          Three Months Ended March 31,
               Purchased Water                   2006      2005
               --------------------            -------   -------
               Untreated                       $   0.6   $   0.6
               Treated                             0.4       0.4
                                               -------   -------
               Total Costs                     $   1.0   $   1.0
                                               =======   =======

Construction - The Company expects to spend approximately $44.5 million on its construction program in 2006.

Litigation - A lawsuit was filed in 1998 against the Company by an electric utility for damages involving the break of both a Company water line and an underground electric power cable containing both electric lines and petroleum based insulating fluid. The electric utility also asserted claims against the Company. The lawsuit was settled in 2003, and by agreement, the electric utility's counterclaim for approximately $1.1 million in damages was submitted to binding arbitration, in which the agreed maximum exposure of the Company is $0.3 million, for which the Company has accrued a liability. While we are unable to predict the outcome of the arbitration, we believe that we have substantial defenses.

During 2005, the Office of State Fire Marshal in Delaware issued a Notice of Violation (NOV) to Tidewater regarding a plan of correction to provide fire protection services to one of Tidewater's community water systems, based upon a recent interpretation by the Fire Marshal of regulations that have been effective since 1989. Tidewater has appealed this NOV in the Superior Court of the State of Delaware on the grounds that the water system was grandfathered under the 1989 regulations and that due process had not been served in the application of the recent interpretation. It is the Company's position that Tidewater is not required to provide fire protection service to that water system. If Tidewater is not successful in its appeal, it would be required to install a fire protection system in this community at an estimated capital cost of $0.9 million to $1.6 million. If the Company is unsuccessful in its appeal, we cannot predict what further actions, if any, or the costs or timing thereof, may be taken by the Fire Marshal regarding over 60 of Tidewater's other community water systems. However, such amounts could be material. The Company believes that any capital investments resulting from an unfavorable outcome would be a component of Tidewater's rate base and therefore, included in future rates. While we are unable to predict the outcome of our appeal, we believe that we have substantial defenses.

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

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company expects to make cash contributions of $1.2 million during the current year. These contributions are expected to be made during the second quarter of 2006. In addition, the Company maintains an unfunded supplemental pension plan for its executives.

Postretirement Benefits Other Than Pensions - The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make total cash contributions of $1.0 million during the current year. These contributions are expected to be made each quarter during 2006.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                     (Dollars in Thousands)
                                               Pension Benefits   Other Benefits
                                               ----------------   --------------
                                                  Three Months Ended March 31,
                                                2006     2005      2006    2005
                                                --------------------------------

Service Cost                                    $ 310    $ 264    $ 177    $ 126

Interest Cost                                     430      374      217      161

Expected Return on Assets                        (415)    (384)     (90)     (66)

Amortization of Unrecognized Losses                57        3      129       82

Amortization of Unrecognized Prior Service Cost     1       23       --       --

Amortization of Transition Obligation              --       --       34       34
                                                --------------------------------
Net Periodic Benefit Cost                       $ 383    $ 280    $ 467    $ 337
                                                --------------------------------

Note 8 - Other Comprehensive Income

Comprehensive income was as follows:

                                                   Three Months Ended
                                                        March 31,
                                                   2006          2005
                                               -------------------------

      Net Income                               $ 1,812,364   $ 1,379,702

      Other Comprehensive Income (Loss):
      Change in Value of Equity Investments,
        Net of Income Tax                              223          (613)
                                               -------------------------
           Other Comprehensive Income                  223          (613)


      Comprehensive Income                     $ 1,812,587   $ 1,379,089
                                               -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The Company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

      - statements as to expected financial condition, performance, prospects and earnings of the Company;
      -     statements regarding strategic plans for growth;
      - statements regarding the amount and timing of rate increases and other regulatory matters;
      - statements regarding expectations and events concerning capital expenditures;
      - statements as to the Company's expected liquidity needs during fiscal 2006 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
      - statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
      - statements as to the Company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;
      - statements as to the safety and reliability of the Company's equipment, facilities and operations;
      -     statements as to financial projections;
      -     statements as to the ability of the Company to pay dividends;
      - statements as to the Company's plans to renew municipal franchises and consents in the territories it serves;
      - expectations as to the amount of cash contributions to fund the Company's pension plan, including statements as to anticipated discount rates and rates of return on plan assets;
      -     statements as to trends; and
      - statements regarding the availability and quality of our water supply.

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

For an additional discussion of factors that may affect the Company's business and results of operations, see Item 1A. - Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Overview

The Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for residential, irrigation, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services in New Jersey and Delaware, as to the quality of water service we provide and as to certain other matters. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 58,500 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 267,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 28,700 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides service to approximately 30 residential retail customers. White Marsh serves 4,000 residents under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with prior periods.

Recent Developments

Rate Increases

On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC) on April 28, 2006. The requested increase is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of our request. Concurrent with the rate increase filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund. Under PSC regulations, interim rates may go into effect 60 days after the initial request is submitted.

Effective April 13, 2006, Pinelands Water and Pinelands Wastewater received approval from the BPU for base rate increases of 7.02% and 0.98%, respectively. This increase represents a total base rate increase of approximately $0.1 million for Pinelands to help offset the increased costs associated with capital improvements, and the operation and maintenance of their systems.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2006. Under the terms of a contract with the Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006, and the Company is currently negotiating a new agreement.

Merger of Bayview Water Company into Middlesex Water Company

In December 2005, the BPU approved a merger of Bayview into the Middlesex system effective January 1, 2006. As part of the BPU's stipulation approving the merger, the water service rates for the customers of Bayview are to remain at their current levels until the water service rates for Middlesex customers exceed the current Bayview rates.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88% of total revenues and 92% of net income for the three months ended March 31, 2006 and 2005. The discussion of the Company's results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations - Three Months Ended March 31, 2006

                                                              (Thousands of Dollars)
                                                           Three Months Ended March 31,
                                                    2006                |              2005
                                                    ----                |               ----
                                                     Non-               |               Non-
                                      Regulated   Regulated     Total   | Regulated   Regulated     Total
                                      ---------   ---------     -----   | ---------   ---------     -----
Revenues                              $  16,001   $   2,229   $  18,230 | $  14,759   $   1,984   $  16,743
Operations and maintenance expenses       8,512       1,873      10,385 |     8,247       1,694       9,941
Depreciation expense                      1,641          27       1,668 |     1,527          21       1,548
Other taxes                               2,145          59       2,204 |     2,022          61       2,083
                                      ---------------------------------------------------------------------
  Operating income                        3,703         270       3,973 |     2,963         208       3,171
                                      ---------------------------------------------------------------------
                                                                        |
Other income                                169          --         169 |       258          --         258
Interest expense                          1,488          27       1,515 |     1,359          23       1,382
Income taxes                                718          97         815 |       589          78         667
                                      ---------------------------------------------------------------------
  Net income                          $   1,666   $     146   $   1,812 | $   1,273   $     107   $   1,380
                                      ---------------------------------------------------------------------

Operating revenues for the three months ended March 31, 2006 increased $1.5 million or 8.9% from the same period in 2005. Water sales increased by $1.0 million in our New Jersey systems, which was primarily a result of base rate increases. Revenues rose in our Delaware systems by $0.3 million. Customer growth in Delaware provided additional water consumption sales, facility charges and connection fees totaling $0.2 million. Base rate increases accounted for $0.1 million of the increase. New unregulated wastewater contracts in Delaware provided $0.1 million of additional revenues. USA's LineCareSM maintenance program contributed an additional $0.1 million for new contracts sold since the same period in 2005. Revenues for all of our other operations were consistent with the same period in 2005.

While we anticipate continued organic customer and consumption growth in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.

Operation and maintenance expenses increased $0.4 million or 4.5%. Water production and treatment costs for the Middlesex system increased $0.2 million. This increase was offset by reduced payroll and benefits costs of $0.2 million in New Jersey. In Delaware, insurance, legal fees, and additional employees and related benefit expenses increased by $0.2 million. The costs of providing services for new unregulated wastewater contracts increased by $0.1 million. Costs for all of our other operations increased by $0.1 million.

We anticipate increases in electric generation costs beginning May 2006 in Delaware due to deregulation of electricity. We expect our pension and postretirement costs to increase in 2006. Payroll and related employee benefit costs (excluding pension and postretirement expenses previously discussed) are also expected to be higher in 2006.

Depreciation expense increased $0.1 million or 7.8%, primarily as a result of a higher level of utility plant in service.

Other taxes increased by $0.1 million, reflecting higher taxes on taxable gross revenues.

Other income decreased $0.1 million, primarily due to reduced AFUDC as a result of the completion of a new $9.3 million raw water pipeline in New Jersey in April 2005.

Interest expense increased by $0.1 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Higher income taxes of $0.1 million over the prior year are attributable to improved operating results for 2006 as compared to 2005.

Net income increased by 31.3% to $1.8 million, and basic and diluted earnings per share increased from $0.12 to $0.15.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2006, cash flows from operating activities were $4.7 million, which was $1.7 million higher than the prior year. This increase was attributable to the timing of collection of customer accounts and payments for taxes. These increases were partially offset by the timing of payments to vendors and payments of interest. The $4.7 million of net cash flow from operations allowed us to fund all of our utility plant expenditures internally for the period.

The Company's capital program for 2006 is estimated to be $44.5 million and includes $20.2 million for additions and improvements to our Delaware water systems, including the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $13.9 million for system additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.3 million for the RENEW program, to clean and cement line approximately nine miles of unlined mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes $7.1 million for scheduled upgrades to facilities in New Jersey. These upgrades consist of $1.4 million for improvements to existing plant, $1.0 million for mains, $0.8 million for service lines, $0.4 million for meters, $0.3 million for hydrants, and $3.2 million for other infrastructure needs.

To fund our capital program in 2006, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust (NJEIT) loans (currently, $4.1 million) and Delaware State Revolving Fund (SRF) loans (currently, $2.9 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. We will also utilize short-term borrowings through $40.0 million of available lines of credit with several financial institutions. As of March 31, 2006, $7.2 million was outstanding against the lines of credit.

Middlesex filed an application with the BPU seeking approval to issue up to $4.0 million of first mortgage bonds through the NJEIT. If approved by the BPU, the Company expects to close on the bonds in November 2006.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. The interest rate is set on the loan closing date and is based on 62.5% of the interest rate for a 10+ year high quality corporate bond. The Company expects to close on the loan during May 2006.

The Company periodically issues shares of common stock in connection with its dividend reinvestment and stock purchase plan. From time to time, the Company may issue additional equity to reduce short-term indebtedness, align its capital structure with utility commission guidelines, and for other general corporate purposes.

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

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described in our overview section, we have recently received rate relief for Middlesex and Pinelands. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent  Accounting  Pronouncements  - See  Note  1 of  the  Notes  to  Unaudited
Condensed   Consolidated   Financial  Statements  for  a  discussion  of  recent
accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $2.0 million of the current portion of fifteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended March 31, 2006.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2006 does not differ materially from those set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10 Copy of Water Service Agreement between the Company and Elizabethtown Water Company, dated February 28, 2006.

10.1 Copy of amended Supply Agreement, dated as of January 1, 2006, between the Company and the Borough of Highland Park.

10.2 Copy of Supply Agreement, dated as of April 1, 2006, between the Company and the City of Rahway.

31 Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1 Section 302 Certification by A. Bruce O'Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32 Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Date: May 8, 2006