Form 10-Q
period 2006-06-30
MIDDLESEX WATER CO
filed 2006-08-04
CIK 66004

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2006: Common Stock, No Par Value: 11,626,997 shares outstanding.

================================================================================

                                      INDEX


     PART I.      FINANCIAL INFORMATION                                     PAGE
                                                                            ----

     Item 1.      Financial Statements:
                  Condensed Consolidated Statements of Income                 1
                  Condensed Consolidated Balance Sheets                       2
                  Condensed Consolidated Statements of Cash Flows             3

                  Condensed Consolidated Statements of Capital Stock
                    and Long-term Debt                                        4

                  Notes to Unaudited Condensed Consolidated
                    Financial Statements                                      5

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

     Item 3.      Quantitative and Qualitative Disclosures of Market Risk    19

     Item 4.      Controls and Procedures                                    19


     PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings                                          20

     Item 1A.     Risk Factors                                               20

     Item 2.      Changes in Securities                                      20

     Item 3.      Defaults upon Senior Securities                            20

     Item 4.      Submission of Matters to a Vote of Security Holders        20

     Item 5.      Other Information                                          20

     Item 6.      Exhibits                                                   21

SIGNATURE                                                                    22


                                            MIDDLESEX WATER COMPANY
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                      2006             2005            2006           2005
--------------------------------------------------------------------------------------------------------------
Operating Revenues                                $ 21,037,055    $ 18,430,751    $ 39,267,201    $ 35,173,654
--------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Operations                                       10,011,895       9,409,108      19,658,026      18,451,104
   Maintenance                                         794,248         979,119       1,533,232       1,877,804
   Depreciation                                      1,712,740       1,620,159       3,381,133       3,168,207
   Other Taxes                                       2,369,072       2,163,520       4,572,525       4,246,654
--------------------------------------------------------------------------------------------------------------

       Total Operating Expenses                     14,887,955      14,171,906      29,144,916      27,743,769
--------------------------------------------------------------------------------------------------------------

Operating Income                                     6,149,100       4,258,845      10,122,285       7,429,885
--------------------------------------------------------------------------------------------------------------

Other Income:
   Allowance for Funds Used During Construction        115,388         140,456         228,025         350,906
   Other Income                                         40,840          35,943          98,778          91,162
   Other Expense                                       (12,519)        (16,324)        (14,258)        (24,469)
--------------------------------------------------------------------------------------------------------------

Total Other Income, net                                143,709         160,075         312,545         417,599
--------------------------------------------------------------------------------------------------------------

Interest Charges                                     1,808,118       1,578,078       3,323,116       2,960,170
--------------------------------------------------------------------------------------------------------------

Income before Income Taxes                           4,484,691       2,840,842       7,111,714       4,887,314
--------------------------------------------------------------------------------------------------------------

Income Taxes                                         1,516,855         894,714       2,331,514       1,561,484
--------------------------------------------------------------------------------------------------------------

Net Income                                           2,967,836       1,946,128       4,780,200       3,325,830

Preferred Stock Dividend Requirements                   61,946          63,696         123,893         127,393

Earnings Applicable to Common Stock               $  2,905,890    $  1,882,432    $  4,656,307    $  3,198,437
--------------------------------------------------------------------------------------------------------------

Earnings per share of Common Stock:
   Basic                                          $       0.25    $       0.17    $       0.40    $       0.28
   Diluted                                        $       0.25    $       0.16    $       0.40    $       0.28

Average Number of
   Common Shares Outstanding :
   Basic                                            11,610,579      11,392,964      11,602,149      11,380,290
   Diluted                                          11,941,719      11,736,104      11,933,289      11,723,430

Cash Dividends Paid per Common Share              $     0.1700    $     0.1675    $     0.3400    $     0.3350



                           See Notes to Condensed Consolidated Financial Statements.

                                                  MIDDLESEX WATER COMPANY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                                                                               June 30,       December 31,
ASSETS                                                                                           2006            2005
--------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT:                Water Production                                              $  93,546,338   $  91,403,549
                              Transmission and Distribution                                   225,351,719     217,098,466
                              General                                                          23,834,601      23,292,087
                              Construction Work in Progress                                     8,510,009       6,127,634
                              --------------------------------------------------------------------------------------------
                              TOTAL                                                           351,242,667     337,921,736
                              Less Accumulated Depreciation                                    57,313,311      54,960,290
                              --------------------------------------------------------------------------------------------
                              UTILITY PLANT - NET                                             293,929,356     282,961,446
                              --------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:               Cash and Cash Equivalents                                         2,301,773       2,983,762
                              Accounts Receivable, net                                          7,643,971       8,074,929
                              Unbilled Revenues                                                 4,933,834       3,737,627
                              Materials and Supplies (at average cost)                          1,454,731       1,259,935
                              Prepayments                                                       1,722,640         927,254
                              --------------------------------------------------------------------------------------------
                              TOTAL CURRENT ASSETS                                             18,056,949      16,983,507

--------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES              Unamortized Debt Expense                                          3,075,823       3,164,043
AND OTHER ASSETS:             Preliminary Survey and Investigation Charges                      2,528,896       1,774,817
                              Regulatory Assets                                                 7,445,843       7,469,190
                              Restricted Cash                                                   5,695,697       5,782,705
                              Non-utility Assets - Net                                          6,106,727       5,727,806
                              Other                                                               594,159         519,610
                              --------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CHARGES AND OTHER ASSETS                          25,447,145      24,438,171
                              --------------------------------------------------------------------------------------------
                              TOTAL ASSETS                                                  $ 337,433,450   $ 324,383,124
                              --------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:               Common Stock, No Par Value                                    $  76,928,255   $  76,160,949
                              Retained Earnings                                                24,351,171      23,638,301
                              Accumulated Other Comprehensive Loss, net of tax                   (206,702)       (206,925)
                              --------------------------------------------------------------------------------------------
                              TOTAL COMMON EQUITY                                             101,072,724      99,592,325
                              --------------------------------------------------------------------------------------------
                              Preferred Stock                                                   3,958,062       3,958,062
                              Long-term Debt                                                  127,482,314     128,174,944
                              --------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION                                            232,513,100     231,725,331

--------------------------------------------------------------------------------------------------------------------------
CURRENT                       Current Portion of Long-term Debt                                 2,069,712       1,930,617
LIABILITIES:                  Notes Payable                                                    12,600,000       4,000,000
                              Accounts Payable                                                  4,982,701       6,038,060
                              Accrued Taxes                                                     7,827,889       6,466,531
                              Accrued Interest                                                  1,896,691       1,868,962
                              Unearned Revenues and Advanced Service Fees                         493,045         473,627
                              Other                                                               663,716         707,446
                              --------------------------------------------------------------------------------------------
                              TOTAL CURRENT LIABILITIES                                        30,533,754      21,485,243

--------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

--------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS              Customer Advances for Construction                               17,540,434      17,180,962
AND OTHER LIABILITIES:        Accumulated Deferred Investment Tax Credits                       1,578,641       1,617,949
                              Accumulated Deferred Income Taxes                                14,400,056      14,296,620
                              Employee Benefit Plans                                            7,570,798       6,650,724
                              Regulatory Liability - Cost of Utility Plant Removal              5,937,791       5,647,757
                              Other                                                               764,310         793,857
                              --------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                     47,792,030      46,187,869

--------------------------------------------------------------------------------------------------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                           26,594,566      24,984,681
--------------------------------------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION AND LIABILITIES                          $ 337,433,450   $ 324,383,124
                              --------------------------------------------------------------------------------------------

                                 See Notes to Condensed Consolidated Financial Statements.

                                        MIDDLESEX WATER COMPANY
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)


                                                                            Six Months Ended June 30,
                                                                              2006            2005
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  4,780,200    $  3,325,830
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                      3,761,581       3,509,017
          Provision for Deferred Income Taxes and ITC                          (98,096)       (159,513)
          Allowance for Funds Used During Construction                        (228,025)       (350,906)
      Changes in Assets and Liabilities:
          Accounts Receivable                                                  430,958        (570,863)
          Unbilled Revenues                                                 (1,196,207)       (897,110)
          Materials & Supplies                                                (194,796)       (280,398)
          Prepayments                                                         (795,386)       (324,988)
          Other Assets                                                        (295,364)       (155,411)
          Accounts Payable                                                  (1,055,359)       (931,426)
          Accrued Taxes                                                      1,361,244         415,736
          Accrued Interest                                                      27,729         239,242
          Employee Benefit Plans                                               920,074         893,113
          Unearned Revenue & Advanced Service Fees                              19,418          76,540
          Other Liabilities                                                    (73,277)       (173,557)

-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    7,364,694       4,615,306
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                          (11,895,711)    (11,592,836)
      Cash Surrender Value & Other Investments                                (104,304)       (154,744)
      Restricted Cash                                                           97,870       4,313,180
      Preliminary Survey & Investigation Charges                              (754,079)       (493,351)

-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (12,656,224)     (7,927,751)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                            (554,803)       (350,109)
      Proceeds from Issuance of Long-term Debt                                   1,268         540,091
      Net Short-term Bank Borrowings (Repayments)                            8,600,000       3,000,000
      Deferred Debt Issuance Expenses                                               --          (7,724)
      Restricted Cash                                                          (10,862)             --
      Proceeds from Issuance of Common Stock                                   767,306       1,207,120
      Payment of Common Dividends                                           (3,943,437)     (3,809,758)
      Payment of Preferred Dividends                                          (123,893)       (127,393)
      Construction Advances and Contributions-Net                             (126,038)        601,316
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          4,609,541       1,053,543
-------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                      (681,989)     (2,258,902)
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,983,762       4,034,768
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,301,773    $  1,775,866
-------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Utility Plant received as Construction Advances and Contributions   $  2,095,395    $    481,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest                                                            $  3,319,220    $  2,779,732
      Interest Capitalized                                                $   (228,025)   $   (350,906)
      Income Taxes                                                        $  2,039,550    $  1,807,000
-------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                           MIDDLESEX WATER COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                             AND LONG-TERM DEBT
                                                 (Unaudited)

                                                                           June 30,            December 31,
                                                                             2006                  2005
------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value:
     Shares Authorized   -  20,000,000
     Shares Outstanding  -  2006 - 11,619,662                           $  76,928,255         $  76,160,949
                            2005 - 11,584,499

Retained Earnings                                                          24,351,171            23,638,301
Accumulated Other Comprehensive Loss, net of tax                             (206,702)             (206,925)
------------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                             $ 101,072,724         $  99,592,325
------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 139,497
   Convertible:
     Shares Outstanding, $7.00 Series - 13,881                          $   1,457,505         $   1,457,505
     Shares Outstanding, $8.00 Series - 12,000                              1,398,857             1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -   1,017                               101,700               101,700
     Shares Outstanding, $4.75 Series - 10,000                              1,000,000             1,000,000
------------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                           $   3,958,062         $   3,958,062
------------------------------------------------------------------------------------------------------------

Long-term Debt:
   8.05%, Amortizing Secured Note, due December 20, 2021                $   2,940,611         $   2,983,384
   6.25%, Amortizing Secured Note, due May 22, 2028                         9,205,000             9,415,000
   6.44%, Amortizing Secured Note, due August 25, 2030                      6,766,667             6,906,667
   6.46%, Amortizing Secured Note, due September 19, 2031                   7,000,000             7,000,000
   4.22%, State Revolving Trust Note, due December 31, 2022                   738,772               754,164
   3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025              3,019,522             3,018,254
   3.49%, State Revolving Trust Note, due January 25, 2027                    278,144               278,144
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021          760,000               760,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                    604,038               614,436
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                 12,000,000            12,000,000
      5.25%, Series T, due October 1, 2023                                  6,500,000             6,500,000
      6.40%, Series U, due February 1, 2009                                15,000,000            15,000,000
      5.25%, Series V, due February 1, 2029                                10,000,000            10,000,000
      5.35%, Series W, due February 1, 2038                                23,000,000            23,000,000
      0.00%, Series X, due September 1, 2018                                  688,524               700,280
      4.25% to 4.63%, Series Y, due September 1, 2018                         870,000               870,000
      0.00%, Series Z, due September 1, 2019                                1,539,390             1,567,367
      5.25% to 5.75%, Series AA, due September 1, 2019                      1,990,000             1,990,000
      0.00%, Series BB, due September 1, 2021                               1,894,335             1,926,956
      4.00% to 5.00%, Series CC, due September 1, 2021                      2,185,000             2,185,000
      5.10%, Series DD, due January 1, 2032                                 6,000,000             6,000,000
      0.00%, Series EE, due September 1, 2024                               7,652,023             7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                      8,920,000             8,920,000
------------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                           129,552,026           130,105,561
------------------------------------------------------------------------------------------------------------
                           Less: Current Portion of Long-term Debt         (2,069,712)           (1,930,617)
------------------------------------------------------------------------------------------------------------
                              TOTAL LONG-TERM DEBT                      $ 127,482,314         $ 128,174,944
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

The consolidated notes within the 2005 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. Information included in the Balance Sheet as of December 31, 2005, has been derived from the Company's audited financial statements for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

On March 31, 2006, the FASB issued an exposure draft that would require recognition of the overfunded or underfunded positions of defined benefit pension and other postretirement plans on the balance sheet. For an underfunded plan, the incremental liability to be recorded would be equal to the difference between the projected benefit obligation and the fair value of plan assets. Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) allow for deferred recognition of this liability through amortization of this difference over time. Under this exposure draft, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 are not yet recognized as components of net periodic benefit cost, would be recognized as a component of Other Comprehensive Income (net of tax). The exposure draft also would require an adjustment to the beginning balance of retained earnings (net of tax) for any transition obligation remaining from the initial application of SFAS 87 and 106. Such amounts would subsequently not be amortized as a component of net periodic benefit cost.

If the exposure draft is adopted as proposed, such amounts not yet recognized would result in a material reduction of the Company's shareholders' equity, and thus have an adverse impact on its current rate-making methodology. Accordingly, the Company would petition the New Jersey Board of Public Utilities (BPU) to seek to have the amounts recognized as Other Comprehensive Income treated as a Regulatory Asset and amortize these costs in rates. The Company is unable to predict the ultimate regulatory treatment that would be applied if a pronouncement were adopted according to the exposure draft in its present form.

Rate Matters - On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The request is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund as allowed under PSC regulations. The interim rates went into effect on June 27, 2006.

Effective April 13, 2006, Pinelands Water and Pinelands Wastewater received approval from the BPU for base rate increases of 7.02% and 0.98%, respectively. These increases represent a total base rate increase of approximately $0.1 million for Pinelands to offset increased costs associated with capital improvements, and the operation and maintenance of their systems.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2006. Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006, and the Company is currently negotiating a new agreement.

Note 2 - Capitalization

Common Stock -During the six months ended June 30, 2006, there were 35,553 common shares (approximately $0.8 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt - On July 19, 2006, Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund
(SRF) program. The Company expects to close on the bonds in November 2006.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. On May 31, 2006, the Company closed on the loan with an established interest rate of 4.03%.

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


                                                       (In Thousands Except for per Share Amounts)
                                                                    Three Months Ended
                                                                          June 30,

                                                                Weighted                         Weighted
                                                   2006          Average          2005            Average
Basic:                                            Income         Shares          Income           Shares
-----------------------------------------------------------------------------------------------------------
Net Income                                       $   2,968         11,611      $    1,946          11,393
Preferred Dividend                                     (62)                           (64)
                                                 ---------       --------      ----------        --------
Earnings Applicable to Common Stock              $   2,906         11,611      $    1,882          11,393

Basic EPS                                        $    0.25                     $     0.17

-----------------------------------------------------------------------------------------------------------
Diluted:
-----------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock              $   2,906         11,611      $    1,882          11,393
$7.00 Series Preferred Dividend                         24            167              26             179
$8.00 Series Preferred Dividend                         24            164              24             164
                                                 ---------       --------      ----------        --------
Adjusted Earnings Applicable to
  Common Stock                                   $   2,954         11,942      $    1,932          11,736

Diluted EPS                                      $    0.25                     $     0.16


                                                                       Six Months Ended
                                                                           June 30,

                                                               Weighted                          Weighted
                                                  2006          Average           2005            Average
Basic:                                           Income         Shares           Income           Shares
----------------------------------------------------------------------------------------------------------
Net Income                                       $   4,780        11,602       $   3,326           11,380
Preferred Dividend                                    (124)                         (127)
                                                 ---------      --------       ---------         --------
Earnings Applicable to Common Stock              $   4,656        11,602       $   3,199           11,380

Basic EPS                                        $    0.40                     $    0.28

----------------------------------------------------------------------------------------------------------
Diluted:
----------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock              $   4,656        11,602       $   3,199           11,380
$7.00 Series Dividend                                   49           167              52              179
$8.00 Series Dividend                                   48           164              48              164
                                                 ---------      --------       ---------         --------
Adjusted Earnings Applicable to
  Common Stock                                   $   4,753        11,933       $   3,299           11,723

Diluted EPS                                      $    0.40                     $    0.28


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

                                           (Dollars in Thousands)
                                 Three Months Ended       Six Months Ended
                                       June 30                June 30,
Operations by Segments:            2006        2005        2006       2005
----------------------------------------------------------------------------
Revenues:
   Regulated                    $ 18,663    $ 16,393    $ 34,663    $ 31,152
   Non - Regulated                 2,404       2,068       4,664       4,082
Inter-segment Elimination            (30)        (30)        (60)        (60)
                                --------------------------------------------
Consolidated Revenues           $ 21,037    $ 18,431    $ 39,267    $ 35,174
                                --------------------------------------------

Operating Income:
   Regulated                    $  5,746    $  4,104    $  9,449    $  7,067
   Non - Regulated                   403         155         673         363
                                --------------------------------------------
Consolidated Operating Income   $  6,149    $  4,259    $ 10,122    $  7,430
                                --------------------------------------------

Net Income:
   Regulated                    $  2,741    $  1,867    $  4,407    $  3,140
   Non - Regulated                   227          79         373         186
                                --------------------------------------------
Consolidated Net Income         $  2,968    $  1,946    $  4,780    $  3,326
                                --------------------------------------------

Capital Expenditures:
   Regulated                    $  7,148    $  7,313    $ 11,679    $ 11,446
   Non - Regulated                   199          88         217         147
                                --------------------------------------------
Total Capital Expenditures      $  7,347    $  7,401    $ 11,896    $ 11,593
                                --------------------------------------------

                                 As of        As of
                                June 30,   December 31,
                                  2006         2005
                                  ----         ----
Assets:
   Regulated                    $334,018    $320,889
   Non - Regulated                 6,207       5,912
Inter-segment Elimination         (2,792)     (2,418)
                                --------------------
Consolidated Assets             $337,433    $324,383
                                --------------------

Note 5 - Short-term Borrowings

As of June 30, 2006, the Company has established lines of credit aggregating $38.0 million. At June 30, 2006, the outstanding borrowings under these credit lines were $12.6 million at a weighted average interest rate of 5.80%. As of that date, the Company had borrowing capacity of $25.4 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $9.2 million and $12.0 million at 5.91% and 4.36% for the three months ended June 30, 2006 and 2005, respectively. The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $7.6 million and $11.1 million at 5.82% and 4.11% for the six months ended June 30, 2006 and 2005, respectively.

Note 6 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2006 are $7.6 million. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2006, approximately $23.9 million of the Series C Serial Bonds remained outstanding.

Middlesex is obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as guarantor, there is a provision in the agreement that requires Perth Amboy to reimburse us. There are other provisions in the agreement that we believe make it unlikely that we will be required to perform under the guarantee, such as scheduled annual rate increases for water and wastewater services as well as rate increases that may be implemented by Perth Amboy due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

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

Purchased water costs are shown below:
                                                 (Dollars in Millions)
                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                            2006    2005         2006     2005
                                          -------------------------------------

Purchased Water
 Treated                                  $  0.5   $  0.5       $  1.1   $  1.1
 Untreated                                   0.4      0.5          0.9      0.9
                                          -------------------------------------
  Total Costs                             $  0.9   $  1.0       $  2.0   $  2.0
                                          -------------------------------------

Construction - The Company expects to spend approximately $37.8 million on its construction program in 2006.

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

During 2005, the Office of State Fire Marshal in Delaware issued a Notice of Violation (NOV) to Tidewater regarding a plan of correction to provide fire protection services to one of Tidewater's community water systems, based upon a recent interpretation by the Fire Marshal of regulations that have been effective since 1989. Tidewater has appealed this NOV in the Superior Court of the State of Delaware on the grounds that the water system was grandfathered under the 1989 regulations and that due process had not been served in the application of the recent interpretation. It is the Company's position that Tidewater is not required to provide fire protection service to that water system. If Tidewater is not successful in its appeal, it would be required to install a fire protection system in this community at an estimated capital cost of $0.9 million to $1.6 million. If the Company is unsuccessful in its appeal, we cannot predict what further actions, if any, or the costs or timing thereof, may be taken by the Fire Marshal regarding over 60 of Tidewater's other community water systems. However, such amounts could be material. The Company believes that any required capital investments resulting from an unfavorable outcome would be a component of Tidewater's rate base and therefore, included in future rates. While we are unable to predict the outcome of our appeal, we believe that we have substantial defenses.

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

Note 7 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company contributed $1.3 million of cash to the plan in July 2006. In addition, the Company maintains an unfunded supplemental pension plan for seven company officers.

Postretirement Benefits Other Than Pensions - The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make total cash contributions of $1.0 million during the current year. These contributions are expected to be made in the fourth quarter of 2006.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.


                                                         (Dollars in Thousands)
                                                  Pension Benefits     Other Benefits
                                                  ----------------     --------------
                                                      Three Months Ended June 30,
                                                   2006      2005      2006      2005
                                                  -----------------------------------
Service Cost                                      $ 334     $ 283     $ 189     $ 153
Interest Cost                                       425       381       201       193
Expected Return on Assets                          (402)     (384)      (83)      (69)
Amortization of Unrecognized Losses                  62         3       111       120
Amortization of Unrecognized Prior Service Cost       3        23        --        --
Amortization of Transition Obligation                --        --        34        34
                                                  -----------------------------------
Net Periodic Benefit Cost                         $ 422     $ 306     $ 452     $ 431
                                                  -----------------------------------

                                                  Pension Benefits     Other Benefits
                                                  ----------------     --------------
                                                       Six Months Ended June 30,
                                                   2006      2005      2006      2005
                                                  -----------------------------------
Service Cost                                      $ 644     $ 565     $ 366     $ 306
Interest Cost                                       855       762       419       385
Expected Return on Assets                          (816)     (768)     (174)     (137)
Amortization of Unrecognized Losses                 119         7       240       240
Amortization of Unrecognized Prior Service Cost       3        46        --        --
Amortization of Transition Obligation                --        --        68        68
                                                  -----------------------------------
Net Periodic Benefit Cost                         $ 805     $ 612     $ 919     $ 862
                                                  -----------------------------------

Note 8 - Stock Based Compensation

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R). The adoption of this standard on January 1, 2006 did not have a material impact on the Company's financial position, results of operations, or cash flows.

The Company maintains a Restricted Stock Plan, under which 56,067 shares of the Company's common stock are held in escrow by the Company as of June 30, 2006 for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. There were no grants, vesting or forfeitures of restricted stock during the six months ended June 30, 2006.

Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended June 30, 2006 and 2005 was $0.1 million. Compensation expense for the six months ended June 30, 2006 and 2005 was $0.1 million. Total unearned compensation related to restricted stock was $0.6 million at June 30, 2006.

Note 9 - Other Comprehensive Income

Comprehensive income was as follows:


                                                      (Dollars in Thousands)
                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2006          2005         2006        2005
                                         -------------------------------------------------
Net Income                               $2,967,836   $1,946,128   $4,780,200   $3,325,830

Other Comprehensive Income:
Change in Value of Equity Investments,
  Net of Income Tax                              --        9,660          223        9,047
                                         -------------------------------------------------
     Other Comprehensive Income                  --        9,660          223        9,047

                                         -------------------------------------------------
Comprehensive Income                     $2,967,836   $1,955,788   $4,780,423   $3,334,877
                                         -------------------------------------------------

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

Tidewater and Southern Shores provide water services to approximately 29,100 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 30 residential retail customers. White Marsh serves 4,000 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

Our USA subsidiary provides customers within the Middlesex System a service line maintenance program called LineCareSM.

The majority of our revenue is generated from regulated water services to customers in our franchise areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided since the end of the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with prior periods.

Recent Developments

Rate Increases

Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC) on April 28, 2006. The requested increase is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund, as allowed under PSC regulations. The interim rates went into effect on June 27, 2006.

Effective April 13, 2006, Pinelands Water and Pinelands Wastewater received approval from the BPU for base rate increases of 7.02% and 0.98%, respectively. These increases represent a total base rate increase of approximately $0.1 million for Pinelands to offset increased costs associated with capital improvements, and the operation and maintenance of their systems.

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

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88% of total revenues and 92% of net income for the six months ended June 30, 2006 and 2005. The discussion of the Company's results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations - Three Months Ended June 30, 2006


                                                             (Thousands of Dollars)
                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                    2006                                 2005
                                                    ----                                 ----
                                                     Non-                |                Non-
                                      Regulated   Regulated     Total    |  Regulated   Regulated     Total
                                      ---------   ---------     -----    |  ---------   ---------     -----
Revenues                              $  18,663   $   2,374   $  21,037  |  $  16,393   $   2,038   $  18,431
Operations and maintenance expenses       8,921       1,885      10,806  |      8,593       1,795      10,388
Depreciation expense                      1,683          30       1,713  |      1,594          26       1,620
Other taxes                               2,313          56       2,369  |      2,102          62       2,164
                                      -----------------------------------------------------------------------
  Operating income                        5,746         403       6,149  |      4,104         155       4,259
                                      -----------------------------------------------------------------------
                                                                         |
Other income                                144          --         144  |        160          --         160
Interest expense                          1,784          24       1,808  |      1,555          23       1,578
Income taxes                              1,365         152       1,517  |        842          53         895
                                      -----------------------------------------------------------------------
  Net income                          $   2,741   $     227   $   2,968  |  $   1,867   $      79   $   1,946
                                      -----------------------------------------------------------------------

Operating revenues for the three months ended June 30, 2006 increased $2.6 million, or 14.1%, from the same period in 2005. Water sales improved by $1.4 million in our New Jersey systems, of which $1.1 million was a result of a base rate increase that was granted to Middlesex on December 8, 2005, and $0.3 million was due to additional consumption as a result of favorable weather. Revenues rose in our Delaware service territories by $0.9 million. Higher water consumption sales by our existing customers contributed $0.3 million in revenue, customer growth contributed $0.2 million of water sales, and base rate increases provided an additional $0.1 million. Connection fee revenues contributed an additional $0.3 million in Delaware. USA-PA contributed an additional $0.2 million related to additional services provided to the City of Perth Amboy. New unregulated wastewater contracts in Delaware provided $0.1 million of additional revenues. Revenues for all other operations were comparable to the prior year period.

While we anticipate continued organic customer and consumption growth in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Customer growth in both the regulated water and wastewater businesses are dependent upon economic conditions surrounding new housing as well as developer construction timetables. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.

Operation and maintenance expenses increased $0.4 million or 4.0%. In New Jersey, payroll and benefits costs increased $0.1 million. The continued growth of our Delaware systems resulted in $0.1 million of increases for the cost of water treatment, insurance and additional employees and related benefit costs. Wastewater treatment costs for White Marsh increased by $0.1 million. All other operating expenses increased $0.1 million.

We are experiencing increases in electric generation costs in Delaware due to deregulation of electricity. We expect our pension and postretirement costs to increase in 2006. Payroll and related employee benefit costs (excluding pension and postretirement expenses previously discussed) are also expected to be higher in 2006.

Depreciation expense increased $0.1 million, or 5.7%, primarily as a result of a higher level of utility plant in service since June 30, 2005.

Other taxes increased by $0.2 million, reflecting taxes on increased taxable gross revenues in New Jersey.

Interest expense increased by $0.2 million, primarily due to higher average long-term borrowings as compared to the prior year period.

Income taxes increased by $0.6 million as a result of increased operating income as compared to the prior year period.

Net income increased by 52.5% from $1.9 million to $3.0 million. Basic earnings per share increased from $0.17 to $0.25 due to the increase in earnings. Diluted earnings per share increased from $0.16 to $0.25.

Results of Operations - Six Months Ended June 30, 2006


                                                               (Thousands of Dollars)
                                                             Six Months Ended June 30,
                                                             -------------------------
                                                    2006                                2005
                                                    ----                                ----
                                                     Non-                   |             Non-
                                       Regulated    Regulated      Total    | Regulated    Regulated      Total
                                       ---------    ---------      -----       ---------    ---------      -----
Revenues                               $  34,663    $   4,604    $  39,267  |  $  31,152    $   4,022    $  35,174
Operations and maintenance expenses       17,432        3,759       21,191  |     16,841        3,488       20,329
Depreciation expense                       3,324           57        3,381  |      3,121           47        3,168
Other taxes                                4,458          115        4,573  |      4,123          124        4,247
                                       ---------------------------------------------------------------------------
  Operating income                         9,449          673       10,122  |      7,067          363        7,430
                                       ---------------------------------------------------------------------------
                                                                            |
Other income                                 313           --          313  |        417           --          417
Interest expense                           3,273           50        3,323  |      2,914           46        2,960
Income taxes                               2,082          250        2,332  |      1,430          131        1,561
                                       ---------------------------------------------------------------------------
  Net income                           $   4,407    $     373    $   4,780  |  $   3,140    $     186    $   3,326
                                       ---------------------------------------------------------------------------

Operating revenues for the six months ended June 30, 2006 increased $4.1 million, or 11.6%, from the same period in 2005. Water sales improved by $2.4 million in our New Jersey systems, of which $2.1 million was a result of a base rate increase that was granted to Middlesex on December 8, 2005, and $0.3 million was due to additional consumption as a result of favorable weather. Revenues rose in our Delaware service territories by $1.1 million. Higher water consumption sales by our existing customers contributed $0.3 million in revenue, customer growth contributed $0.4 million of water sales, and base rate increases provided an additional $0.2 million. Connection fee revenues contributed an additional $0.2 million in Delaware. USA-PA contributed an additional $0.3 million related to additional services provided to the City of Perth Amboy. New unregulated wastewater contracts in Delaware provided $0.2 million of additional revenues. All other operations accounted for $0.1 million of additional revenues.

Operation and maintenance expenses increased $0.9 million, or 4.2%. Pumping and water treatment costs for our Middlesex system increased a combined $0.3 million due to higher costs for electricity, chemicals and disposal of residuals. This increase was partially offset by $0.1 million of reduced cost of repairs to the Middlesex system. In New Jersey, corporate governance related fees and bill production costs increased $0.1 million. As previously discussed, the continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses, and corporate governance related fees of $0.3 million. Costs related to providing services by our non-regulated wastewater operation in Delaware increased by $0.2 million. All other operating costs increased by $0.1 million.

Depreciation expense increased $0.2 million, or 6.7%, due to the higher level of utility plant in service, as discussed for the three-month results.

Other taxes increased by $0.3 million, reflecting taxes on higher taxable gross revenues in New Jersey.

Other income decreased $0.1 million, primarily due to reduced Allowance for Funds Used During Construction as a result of the timing of spending for capital projects in New Jersey and Delaware as compared to the prior year. Also, while overall capital spending increased from $11.6 million to $11.9 million, our TESI subsidiary acquired a $1.4 million wastewater system during 2006 rather than construct it.

Interest expense increased by $0.4 million, primarily due to higher average long-term borrowings as compared to the prior year.

Income taxes increased by $0.8 million as a result of increased operating income as compared to the prior year.

Net income increased by $1.5 million, or 43.7%, and basic and diluted earnings per share increased from $0.28 to $0.40 per share. The earnings per share increase was due to the higher net income.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the six months ended June 30, 2006, cash flows from operating activities were $7.4 million, an increase of $2.7 million from the prior year. This increase was attributable to increased earnings, the timing of collection of customer receivables and payments for taxes. These increases were partially offset by the timing of payments to vendors and payments of interest. The $7.4 million of net cash flow from operations allowed us to fund 62% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan and short-term borrowings.

The Company's capital program for 2006 is estimated to be $37.8 million and includes $20.2 million for additions and improvements to our Delaware water systems, including the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $7.2 million for system additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.3 million for the RENEW program, to clean and cement line approximately nine miles of unlined mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes $7.1 million for scheduled upgrades to facilities in New Jersey. These upgrades consist of $1.4 million for improvements to existing plant, $1.0 million for mains, $0.8 million for service lines, $0.4 million for meters, $0.3 million for hydrants, and $3.2 million for other infrastructure needs.

To fund our capital program in 2006, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust (NJEIT) loans (currently, $4.1 million) and Delaware State Revolving Fund (SRF) loans (currently, $3.9 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. We also expect to utilize short-term borrowings through $38.0 million of available lines of credit with several financial institutions. As of June 30, 2006, $12.6 million was outstanding against the lines of credit.

On July 19, 2006, Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the NJEIT. The Company expects to close on the bonds in November 2006. The proceeds from this financing will be used to fund the 2007 RENEW program.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. On May 31, 2006, the Company closed on the loan with an established interest rate of 4.03%.

The Company periodically issues shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP). From time to time, the Company may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes. Middlesex has filed an application with the BPU seeking approval to issue up to 1.5 million shares of common stock before the end of 2006.

Going forward into 2007 through 2008, we currently project that we will expend between $85.9 million and $112.2 million for capital projects. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds, proceeds from the DRP, and the proceeds from the 1.5 million share common stock offering to pay for our capital program.

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

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $2.1 million of the current portion of fifteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company's internal controls or in other factors, which materially affected internal controls during the quarter ended June 30, 2006.

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

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q filed for the period ended March 31, 2006.

Item 1A.      Risk Factors

Information about risk factors for the three months ended June 30, 2006 does not differ materially from those set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of the security holders during the Company's Annual Meeting of Shareholders held on May 24, 2006:

Election of Directors. Nominees for Class I, term expiring 2009:

                                              FOR               WITHHELD
                                              ---               --------

               John C. Cutting              9,559,257           261,143
               Dennis W. Doll               9,656,190           164,210
               John P. Mulkerin             9,557,523           262,877

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


Date: August 4, 2006