Form 10-Q
period 2006-09-30
MIDDLESEX WATER CO
filed 2006-10-27
CIK 66004

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated filer |_|

The number of shares outstanding of each of the registrant's classes of common stock, as of October 27, 2006: Common Stock, No Par Value: 11,661,332 shares outstanding.

================================================================================

                                      INDEX


    PART I.     FINANCIAL INFORMATION                                       PAGE
                                                                            ----

    Item 1.     Financial Statements:

                Condensed Consolidated Statements of Income                  1

                Condensed Consolidated Balance Sheets                        2

                Condensed Consolidated Statements of Cash Flows              3

                Condensed Consolidated Statements of Capital Stock
                  and Long-term Debt                                         4

                Notes to Unaudited Condensed Consolidated
                  Financial Statements                                       5

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13

    Item 3.     Quantitative and Qualitative Disclosures of Market Risk     19

    Item 4.     Controls and Procedures                                     20

    PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                           20

    Item 1A.    Risk Factors                                                20

    Item 2.     Changes in Securities                                       20

    Item 3.     Defaults Upon Senior Securities                             20

    Item 4.     Submission of Matters to a Vote of Security Holders         21

    Item 5.     Other Information                                           21

    Item 6.     Exhibits                                                    21

SIGNATURE                                                                   22


                                               MIDDLESEX WATER COMPANY
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                 Three Months Ended September 30,     Nine Months Ended September 30,
                                                       2006            2005                 2006            2005
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                                $ 22,631,975    $ 20,832,448          $ 61,899,176    $ 56,006,102
--------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Operations                                       10,446,019      10,065,706            30,104,046      28,516,810
   Maintenance                                         907,554         765,422             2,440,786       2,643,226
   Depreciation                                      1,882,544       1,635,403             5,263,677       4,803,610
   Other Taxes                                       2,537,462       2,352,781             7,109,987       6,599,435
--------------------------------------------------------------------------------------------------------------------

      Total Operating Expenses                      15,773,579      14,819,312            44,918,496      42,563,081
--------------------------------------------------------------------------------------------------------------------

Operating Income                                     6,858,396       6,013,136            16,980,680      13,443,021
--------------------------------------------------------------------------------------------------------------------

Other Income:
   Allowance for Funds Used During Construction        170,148         109,009               398,173         459,915
   Other Income                                         41,393          63,368               140,171         154,530
   Other Expense                                        (6,372)         (1,879)              (20,630)        (26,348)
--------------------------------------------------------------------------------------------------------------------

Total Other Income, net                                205,169         170,498               517,714         588,097
--------------------------------------------------------------------------------------------------------------------

Interest Charges                                     1,889,572       1,624,145             5,212,687       4,584,315
--------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                           5,173,993       4,559,489            12,285,707       9,446,803
--------------------------------------------------------------------------------------------------------------------

Income Taxes                                         1,796,998       1,535,061             4,128,512       3,096,545
--------------------------------------------------------------------------------------------------------------------

Net Income                                           3,376,995       3,024,428             8,157,195       6,350,258

Preferred Stock Dividend Requirements                   61,947          61,947               185,840         189,340
--------------------------------------------------------------------------------------------------------------------

Earnings Applicable to Common Stock               $  3,315,048    $  2,962,481          $  7,971,355    $  6,160,918
--------------------------------------------------------------------------------------------------------------------

Earnings per share of Common Stock:
   Basic                                          $       0.29    $       0.26          $       0.69    $       0.54
   Diluted                                        $       0.28    $       0.26          $       0.68    $       0.54

Average Number of
   Common Shares Outstanding :
   Basic                                            11,629,681      11,466,024            11,611,427      11,409,182
   Diluted                                          11,960,821      11,805,164            11,942,567      11,750,989

Cash Dividends Paid per Common Share              $     0.1700    $     0.1675          $     0.5100    $     0.5025


See Notes to Condensed Consolidated Financial Statements.

                                                   MIDDLESEX WATER COMPANY
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                           September 30,         December 31,
ASSETS                                                                                         2006                  2005
------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT:                Water Production                                             $  94,139,767        $  91,403,549
                              Transmission and Distribution                                  230,308,569          217,098,466
                              General                                                         23,915,030           23,292,087
                              Construction Work in Progress                                   12,374,501            6,127,634
                              ------------------------------------------------------------------------------------------------
                              TOTAL                                                          360,737,867          337,921,736
                              Less Accumulated Depreciation                                   58,624,098           54,960,290
                              ------------------------------------------------------------------------------------------------
                              UTILITY PLANT - NET                                            302,113,769          282,961,446

------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:               Cash and Cash Equivalents                                        1,410,258            2,983,762
                              Accounts Receivable, net                                         9,571,383            8,074,929
                              Unbilled Revenues                                                5,110,991            3,737,627
                              Materials and Supplies (at average cost)                         1,630,298            1,259,935
                              Prepayments                                                      1,703,998              927,254
                              ------------------------------------------------------------------------------------------------
                              TOTAL CURRENT ASSETS                                            19,426,928           16,983,507

------------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES              Unamortized Debt Expense                                         3,033,125            3,164,043
AND OTHER ASSETS:             Preliminary Survey and Investigation Charges                     3,112,458            1,774,817
                              Regulatory Assets                                                7,516,015            7,469,190
                              Restricted Cash                                                  5,053,792            5,782,705
                              Non-utility Assets - Net                                         6,208,215            5,727,806
                              Other                                                              643,032              519,610
                              ------------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CHARGES AND OTHER ASSETS                         25,566,637           24,438,171
                              ------------------------------------------------------------------------------------------------
                              TOTAL ASSETS                                                 $ 347,107,334        $ 324,383,124
                              ------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:               Common Stock, No Par Value                                   $  77,343,106        $  76,160,949
                              Retained Earnings                                               25,679,691           23,638,301
                              Accumulated Other Comprehensive Loss, net of tax                  (167,951)            (206,925)
                              ------------------------------------------------------------------------------------------------
                              TOTAL COMMON EQUITY                                            102,854,846           99,592,325
                              ------------------------------------------------------------------------------------------------
                              Preferred Stock                                                  3,958,062            3,958,062
                              Long-term Debt                                                 126,337,662          128,174,944
                              ------------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION                                           233,150,570          231,725,331

------------------------------------------------------------------------------------------------------------------------------
CURRENT                       Current Portion of Long-term Debt                                2,441,885            1,930,617
LIABILITIES:                  Notes Payable                                                   18,200,000            4,000,000
                              Accounts Payable                                                 7,044,871            6,038,060
                              Accrued Taxes                                                    8,021,684            6,466,531
                              Accrued Interest                                                   908,690            1,868,962
                              Unearned Revenues and Advanced Service Fees                        567,430              473,627
                              Other                                                              831,552              707,446
                              ------------------------------------------------------------------------------------------------
                              TOTAL CURRENT LIABILITIES                                       38,016,112           21,485,243

------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

------------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS              Customer Advances for Construction                              18,178,585           17,180,962
AND OTHER LIABILITIES:        Accumulated Deferred Investment Tax Credits                      1,558,987            1,617,949
                              Accumulated Deferred Income Taxes                               14,937,828           14,296,620
                              Employee Benefit Plans                                           6,951,355            6,650,724
                              Regulatory Liability - Cost of Utility Plant Removal             6,104,208            5,647,757
                              Other                                                              749,749              793,857
                              ------------------------------------------------------------------------------------------------
                              TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                    48,480,712           46,187,869

------------------------------------------------------------------------------------------------------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION                                                          27,459,940           24,984,681
------------------------------------------------------------------------------------------------------------------------------
                              TOTAL CAPITALIZATION AND LIABILITIES                         $ 347,107,334        $ 324,383,124
                              ------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                           MIDDLESEX WATER COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                              2006                  2005
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 8,157,195          $ 6,350,258
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                      5,817,307            5,320,479
          Provision for Deferred Income Taxes and ITC                          240,838               61,268
          Allowance for Funds Used During Construction                        (398,173)            (459,915)
      Changes in Assets and Liabilities:
          Accounts Receivable                                               (1,496,454)          (1,402,349)
          Unbilled Revenues                                                 (1,373,364)          (1,001,815)
          Materials & Supplies                                                (370,363)            (344,115)
          Prepayments                                                         (776,744)            (209,502)
          Other Assets                                                        (383,147)            (130,128)
          Accounts Payable                                                   1,006,811           (1,384,541)
          Accrued Taxes                                                      1,535,075              602,410
          Accrued Interest                                                    (960,272)            (851,448)
          Employee Benefit Plans                                               300,631              416,723
          Unearned Revenue & Advanced Service Fees                              93,803              102,371
          Other Liabilities                                                     79,998             (116,096)

------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   11,473,141            6,953,600
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Utility Plant Expenditures*                                          (20,700,359)         (17,684,593)
      Cash Surrender Value & Other Investments                                (154,527)            (189,951)
      Restricted Cash                                                          745,078            6,763,292
      Preliminary Survey & Investigation Charges                            (1,337,641)            (790,524)

------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (21,447,449)         (11,901,776)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of Long-term Debt                                          (1,647,282)          (1,003,768)
      Proceeds from Issuance of Long-term Debt                                 321,268           14,637,070
      Net Short-term Bank Borrowings (Repayments)                           14,200,000           (6,000,000)
      Deferred Debt Issuance Expenses                                           (1,390)            (131,777)
      Common Stock Issuance Expense                                             (9,939)                  --
      Restricted Cash                                                          (16,165)                  --
      Proceeds from Issuance of Common Stock                                 1,182,157            2,599,335
      Payment of Common Dividends                                           (5,920,026)          (5,728,156)
      Payment of Preferred Dividends                                          (185,840)            (189,340)
      Construction Advances and Contributions-Net                              478,021              938,606
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    8,400,804            5,121,970
------------------------------------------------------------------------------------------------------------
NET CHANGES IN CASH AND CASH EQUIVALENTS                                    (1,573,504)             173,794
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,983,762            4,034,768
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,410,258          $ 4,208,562
------------------------------------------------------------------------------------------------------------

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Utility Plant received as Construction Advances and Contributions    $ 2,994,862          $   901,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash Paid During the Year for:
      Interest                                                             $ 6,152,560          $ 5,394,714
      Interest Capitalized                                                 $  (398,173)         $  (459,915)
      Income Taxes                                                         $ 3,110,550          $ 2,822,000
------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                           MIDDLESEX WATER COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
                                             AND LONG-TERM DEBT
                                                 (Unaudited)

                                                                         September 30,         December 31,
                                                                             2006                  2005
------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value:
     Shares Authorized   -  20,000,000
     Shares Outstanding  -  2006 - 11,638,581                           $  77,343,106         $  76,160,949
                            2005 - 11,584,499

Retained Earnings                                                          25,679,691            23,638,301
Accumulated Other Comprehensive Loss, net of tax                             (167,951)             (206,925)
------------------------------------------------------------------------------------------------------------
        TOTAL COMMON EQUITY                                             $ 102,854,846         $  99,592,325
------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, No Par Value:
     Shares Authorized - 100,000
     Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
     Shares Authorized - 139,497
   Convertible:
     Shares Outstanding, $7.00 Series - 13,881                          $   1,457,505         $   1,457,505
     Shares Outstanding, $8.00 Series - 12,000                              1,398,857             1,398,857
   Nonredeemable:
     Shares Outstanding, $7.00 Series -   1,017                               101,700               101,700
     Shares Outstanding, $4.75 Series - 10,000                              1,000,000             1,000,000
------------------------------------------------------------------------------------------------------------
        TOTAL PREFERRED STOCK                                           $   3,958,062         $   3,958,062
------------------------------------------------------------------------------------------------------------

Long-term Debt:
   8.05%, Amortizing Secured Note, due December 20, 2021                $   2,918,493         $   2,983,384
   6.25%, Amortizing Secured Note, due May 22, 2028                         9,100,000             9,415,000
   6.44%, Amortizing Secured Note, due August 25, 2030                      6,696,667             6,906,667
   6.46%, Amortizing Secured Note, due September 19, 2031                   6,976,667             7,000,000
   4.22%, State Revolving Trust Note, due December 31, 2022                   738,772               754,164
   3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025              3,019,522             3,018,254
   3.49%, State Revolving Trust Note, due January 25, 2027                    598,144               278,144
   4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021          730,000               760,000
   0.00%, State Revolving Fund Bond, due September 1, 2021                    577,222               614,436
   First Mortgage Bonds:
      5.20%, Series S, due October 1, 2022                                 12,000,000            12,000,000
      5.25%, Series T, due October 1, 2023                                  6,500,000             6,500,000
      6.40%, Series U, due February 1, 2009                                15,000,000            15,000,000
      5.25%, Series V, due February 1, 2029                                10,000,000            10,000,000
      5.35%, Series W, due February 1, 2038                                23,000,000            23,000,000
      0.00%, Series X, due September 1, 2018                                  646,897               700,280
      4.25% to 4.63%, Series Y, due September 1, 2018                         820,000               870,000
      0.00%, Series Z, due September 1, 2019                                1,454,749             1,567,367
      5.25% to 5.75%, Series AA, due September 1, 2019                      1,890,000             1,990,000
      0.00%, Series BB, due September 1, 2021                               1,804,982             1,926,956
      4.00% to 5.00%, Series CC, due September 1, 2021                      2,090,000             2,185,000
      5.10%, Series DD, due January 1, 2032                                 6,000,000             6,000,000
      0.00%, Series EE, due September 1, 2024                               7,482,432             7,715,909
      3.00% to 5.50%, Series FF, due September 1, 2024                      8,735,000             8,920,000
------------------------------------------------------------------------------------------------------------
        SUBTOTAL LONG-TERM DEBT                                           128,779,547           130,105,561
------------------------------------------------------------------------------------------------------------
                           Less: Current Portion of Long-term Debt         (2,441,885)           (1,930,617)
------------------------------------------------------------------------------------------------------------
                              TOTAL LONG-TERM DEBT                      $ 126,337,662         $ 128,174,944
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

The consolidated notes within the 2005 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. Information included in the Balance Sheet as of December 31, 2005 has been derived from the Company's audited financial statements for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

In September 2006, the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. For an underfunded plan, the incremental liability to be recorded would be equal to the difference between the projected benefit obligation and the fair value of plan assets. SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) allowed for deferred recognition of this liability through amortization of this difference over time. Under SFAS 158, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 were not yet recognized as components of net periodic benefit cost, will be recognized as a component of Other Comprehensive Income (net of tax). SFAS 158 also recognizes an adjustment to the beginning balance of retained earnings (net of tax) for any transition obligation remaining from the initial application of SFAS 87 and SFAS
106. Such amounts subsequently will be amortized as a component of net periodic benefit cost.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

This statement is effective as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for the Company). Because we are subject to regulation in the states in which we operate, we are required to maintain our accounts in accordance with the regulatory authority's rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71). Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company will record approximately $13.5 million of underfunded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset, and expect to recover those costs in our rates charged to customers. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations, and cash flows, except as described above.

Note 2 - Rate Matters

On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The request is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund as allowed under PSC regulations. The interim rates of $1.6 million on an annualized basis, went into effect on June 27, 2006.

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

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2006. Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The rates are set to expire on December 31, 2006 and the Company is currently negotiating a new agreement.

Note 3 - Capitalization

Common Stock -During the nine months ended September 30, 2006, there were 54,082 common shares (approximately $1.2 million) issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan. On October 6, 2006, we filed a registration statement with the United States Securities Exchange Commission ("SEC") on Form S-3 for an offering of 1,495,000 (including the over-allotment option) shares of our common stock. We anticipate the registration statement will be declared effective in November 2006.

Long-term Debt - On July 19, 2006, Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund
(SRF) program. The Company expects to close on the financing in November 2006.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. On May 31, 2006, the Company closed on the loan with an established interest rate of 4.03%.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

                                        (In Thousands Except per Share Amounts)
                                            Three Months Ended September 30,

Basic:                                    2006      Shares      2005     Shares
-------------------------------------------------------------------------------
Net Income                              $ 3,377     11,630    $ 3,024    11,466
Preferred Dividend                          (62)                  (62)
                                        -------    -------    -------   -------
Earnings Applicable to Common Stock     $ 3,315     11,630    $ 2,962    11,466

Basic EPS                               $  0.29               $  0.26

-------------------------------------------------------------------------------
Diluted:
-------------------------------------------------------------------------------
Earnings Applicable to Common Stock       3,315     11,630    $ 2,962    11,466
$7.00 Series Preferred Dividend              24        167         24       175
$8.00 Series Preferred Dividend              24        164         24       164
                                        -------    -------    -------   -------
Adjusted Earnings Applicable to
  Common Stock                          $ 3,363     11,961    $ 3,010    11,805

Diluted EPS                             $  0.28               $  0.26


                                             Nine Months Ended September 30,
Basic:                                    2006      Shares      2005     Shares
-------------------------------------------------------------------------------
Net Income                              $ 8,157     11,611    $ 6,350    11,409
Preferred Dividend                         (186)                 (189)
                                        -------    -------    -------   -------
Earnings Applicable to Common Stock     $ 7,971     11,611    $ 6,161    11,409

Basic EPS                               $  0.69               $  0.54

-------------------------------------------------------------------------------
Diluted:
-------------------------------------------------------------------------------
Earnings Applicable to Common Stock     $ 7,971     11,611    $ 6,161    11,409
$7.00 Series Dividend                        73        167         76       178
$8.00 Series Dividend                        72        164         72       164
                                        -------    -------    -------   -------
Adjusted Earnings Applicable to
  Common Stock                          $ 8,116     11,942    $ 6,309    11,751

Diluted EPS                             $  0.68               $  0.54

Note 5 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes the operations of a regulated wastewater systems in New Jersey and Delaware. The entities comprising this segment are subject to regulation as to rates, service and other matters by the States of New Jersey and Delaware. The other segment primarily includes non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Consolidated Notes to the Financial Statements in the Company's Annual Report for the period ended December 31, 2005 filed on Form 10-K. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender. These inter-segment transactions are eliminated in the Company's consolidated financial statements.

                                                  (In Thousands)
                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
Operations by Segments:              2006        2005        2006         2005
--------------------------------------------------------------------------------
Revenues:
   Regulated                       $ 20,388    $ 18,701    $ 55,051    $ 49,852
   Non - Regulated                    2,330       2,161       6,994       6,244
Inter-segment Elimination               (86)        (30)       (146)        (90)
                                   --------------------------------------------
Consolidated Revenues              $ 22,632    $ 20,832    $ 61,899    $ 56,006
                                   --------------------------------------------

Operating Income:
   Regulated                       $  6,597    $  5,746    $ 16,046    $ 12,813
                                        261         267         935         630
                                   --------------------------------------------
Consolidated Operating Income      $  6,858    $  6,013    $ 16,981    $ 13,443
                                   --------------------------------------------

Net Income:
   Regulated                       $  3,255    $  2,878    $  7,662    $  6,018
   Non - Regulated                      122         146         495         332
                                   --------------------------------------------
Consolidated Net Income            $  3,377    $  3,024    $  8,157    $  6,350
                                   --------------------------------------------

Capital Expenditures:
   Regulated                       $  8,799    $  6,004    $ 20,478    $ 17,450
   Non - Regulated                        5          88         222         235
                                   --------------------------------------------
Total Capital Expenditures         $  8,804    $  6,092    $ 20,700    $ 17,685
                                   --------------------------------------------

                                     As of        As of
                                 September 30,  December 31,
                                      2006         2005
                                      ----         ----
Assets:
   Regulated                       $ 342,772    $ 320,889
   Non - Regulated                     6,899        5,912
Inter-segment Elimination             (2,564)      (2,418)
                                   ----------------------
Consolidated Assets                $ 347,107    $ 324,383
                                   ----------------------

Note 6 - Short-term Borrowings

As of September 30, 2006, the Company has established lines of credit aggregating $37.0 million. At September 30, 2006, the outstanding borrowings under these credit lines were $18.2 million at a weighted average interest rate of 5.67%. As of that date, the Company had borrowing capacity of $18.8 million under its credit lines.

The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $15.4 million and $10.9 million at 6.22% and 4.72% for the three months ended September 30, 2006 and 2005, respectively. The weighted average daily amounts of borrowings outstanding under the Company's credit lines and the weighted average interest rates on those amounts were $10.1 million and $10.9 million at 6.05% and 4.29% for the nine months ended September 30, 2006 and 2005, respectively.

Note 7 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy's (Perth Amboy) water and wastewater systems under contract through June 30, 2018. The agreement was effected under New Jersey's Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2006 are $7.6 million. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of September 30, 2006, approximately $23.4 million of the Series C Serial Bonds remained outstanding.

Middlesex is obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as guarantor, Perth Amboy is required to reimburse the Company. There are other provisions in the agreement that make it unlikely that we would be required to perform under the guarantee, such as scheduled annual rate increases for water and wastewater services as well as rate increases that may be implemented by Perth Amboy due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

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

Purchased water costs are shown below:
                                                (In Millions)
                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     2006     2005         2006     2005
                                    -------------------------------------

      Purchased Water
       Treated                      $  0.6   $  0.7       $  1.7   $  1.7
       Untreated                       0.5      0.5          1.3      1.4
                                    -------------------------------------
        Total Costs                 $  1.1   $  1.2       $  3.0   $  3.1
                                    -------------------------------------

Construction - The Company expects to spend approximately $29.3 million on its construction program in 2006.

Litigation - In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements. Tidewater appealed the Fire Marshal's decision with the Delaware State Fire Prevention Commission (the "SFPC") and, in November 2005, the SFPC denied Tidewater's appeal. In December 2005, Tidewater filed an appeal of the SFPC's decision with the Sussex County Superior Court in Delaware, which is still pending. There are approximately 67 of our other systems that may not meet the Delaware Fire Marshal's recent interpretation of the fire protection requirements. If the Delaware Fire Marshal's interpretation of the regulations is upheld upon appeal, we may be required to make corrections to the system at issue and the Delaware Fire Marshal could issue notices of violation and requests for corrective action for some or all of the approximately 67 other community systems. At this time, we cannot predict how many community water systems would ultimately require corrective action if our appeal is unsuccessful nor can we predict the timing and the cost of any required corrective actions. We will apply to the PSC to increase base rates to recover the costs of any such corrective actions. However, if corrective actions need to be taken at several community water systems, our costs could be significant, and to the extent the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

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

Note 8 - Employee Retirement Benefit Plans

Pension - The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company contributed $1.3 million of cash to the plan in July 2006. In addition, the Company maintains an unfunded supplemental pension plan for seven company officers.

Postretirement Benefits Other Than Pensions - The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make a cash contributions of approximately $1.0 million in the fourth quarter of 2006.

The following table sets forth information relating to the Company's periodic costs for its retirement plans.

                                                               (In Thousands)
                                                   Pension Benefits       Other Benefits
                                                   ----------------       --------------
                                                       Three Months Ended September 30,
                                                    2006       2005       2006      2005
                                                  ----------------------------------------
Service Cost                                      $   328    $   281    $   189    $   156

Interest Cost                                         426        390        201        193

Expected Return on Assets                            (402)      (387)       (83)       (69)

Amortization of Unrecognized Losses                    64         12        111        120

Amortization of Unrecognized Prior Service Cost         3         23         --         --

Amortization of Transition Obligation                  --         --         34         34
                                                  ----------------------------------------
Net Periodic Benefit Cost                         $   419    $   319    $   452    $   434
                                                  ----------------------------------------

                                                               (In Thousands)
                                                   Pension Benefits       Other Benefits
                                                   ----------------       --------------
                                                       Nine Months Ended September 30,
                                                    2006       2005       2006      2005
                                                  ----------------------------------------
Service Cost                                      $   972    $   844    $   555    $   466

Interest Cost                                       1,281      1,169        620        578

Expected Return on Assets                          (1,219)    (1,160)      (256)      (206)

Amortization of Unrecognized Losses                   184         36        351        361

Amortization of Unrecognized Prior Service Cost         6         69         --         --

Amortization of Transition Obligation                  --         --        101        102
                                                  ----------------------------------------
Net Periodic Benefit Cost                         $ 1,224    $   958    $ 1,371    $ 1,301
                                                  ----------------------------------------

Note 9 - Stock Based Compensation

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R). The adoption of this standard on January 1, 2006 did not have any impact on the Company's financial position, results of operations, or cash flows.

The Company maintains a Restricted Stock Plan, under which 56,067 shares of the Company's common stock are held in escrow by the Company as of September 30, 2006 for key employees. Such stock is subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. There were no grants, vesting or forfeitures of restricted stock during the nine months ended September 30, 2006.

Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended September 30, 2006 and 2005 was $0.1 million. Compensation expense for the nine months ended September 30, 2006 and 2005 was $0.2 million. Total unearned compensation related to restricted stock was $0.5 million at September 30, 2006.

Note 10 - Other Comprehensive Income

Comprehensive income was as follows:

                                                      (In Thousands)
                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           2006      2005       2006      2005
                                         --------------------------------------
Net Income                               $ 3,377   $ 3,024    $ 8,157   $ 6,350

Other Comprehensive Income:
Change in Value of Equity Investments,
  Net of Income Tax                           39        (1)        39         8
                                         --------------------------------------
     Other Comprehensive Income               39        (1)        39         8

                                         --------------------------------------
Comprehensive Income                     $ 3,416   $ 3,023    $ 8,196   $ 6,358
                                         --------------------------------------

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

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The Company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

      - statements as to expected financial condition, cash flows, performance, prospects and earnings of the Company;
      -     statements regarding strategic plans for growth;
      - statements regarding the amount and timing of rate increases and other regulatory matters;
      - statements regarding expectations and events concerning capital expenditures;
      - statements as to the Company's expected liquidity needs during fiscal 2006 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
      - statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
      - statements as to the Company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;
      - statements as to the safety and reliability of the Company's equipment, facilities and operations;
      -     statements as to financial projections;
      -     statements as to the ability of the Company to pay dividends;
      - statements as to the Company's plans to renew municipal franchises and consents in the territories it serves;
      - expectations as to the amount of cash contributions to fund the Company's pension plan, including statements as to anticipated discount rates and rates of return on plan assets;
      -     statements as to trends; and
      - statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

      -     the effects of general economic conditions;
      -     increases in competition in the markets served by the Company;
      - the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
      -     the availability of adequate supplies of water;
      - actions taken by government regulators, including decisions on base rate increase requests;
      -     new or additional water quality standards;
      -     weather variations and other natural phenomena;
      - the existence of attractive acquisition candidates and the risks involved in pursuing those acquisitions;
      -     acts of war or terrorism;
      -     significant changes in the housing starts in Delaware;
      -     the availability and cost of capital resources; and
      -     other factors discussed elsewhere in this quarterly report.

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

Overview

The Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for residential, irrigation, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. Our utility companies are regulated as to rates charged to customers for water and wastewater services in New Jersey and Delaware, as to the quality of service provided and as to certain other matters. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,125 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 294,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 29,700 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 80 residential retail customers. White Marsh serves approximately 5,000 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Recent Developments

Rate Increases

Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC) on April 28, 2006. The requested increase is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 15% interim rate increase subject to refund, as allowed under PSC regulations. The interim rates, $1.6 million on an annualized basis, went into effect on June 27, 2006. Evidentiary hearings are scheduled for mid-November 2006.

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

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89% of total revenues and 94% of net income for the nine months ended September 30, 2006 and 89% of total revenues and 95% of net income for the nine months ended September 30, 2005. The discussion of the Company's results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations - Three Months Ended September 30, 2006


                                                             (Thousands of Dollars)
                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                    2006                                 2005
                                                    ----                                 ----
                                                     Non-                |                Non-
                                      Regulated   Regulated     Total    |  Regulated   Regulated     Total
                                      ---------   ---------     -----    |  ---------   ---------     -----
Revenues                              $  20,388   $   2,244   $  22,632  |  $  18,701   $   2,131   $  20,832
Operations and maintenance expenses       9,468       1,886      11,354  |      9,043       1,788      10,831
Depreciation expense                      1,849          34       1,883  |      1,607          28       1,635
Other taxes                               2,474          63       2,537  |      2,305          48       2,353
                                      -----------------------------------------------------------------------
  Operating income                        6,597         261       6,858  |      5,746         267       6,013
                                      -----------------------------------------------------------------------
                                                                         |
Other income                                205          --         205  |        170          --         170
Interest expense                          1,867          22       1,889  |      1,600          24       1,624
Income taxes                              1,680         117       1,797  |      1,438          97       1,535
                                      -----------------------------------------------------------------------
  Net income                          $   3,255   $     122   $   3,377  |  $   2,878   $     146   $   3,024
                                      -----------------------------------------------------------------------

Operating revenues for the three months ended September 30, 2006 increased $1.8 million, or 8.6%, from the same period in 2005. Water sales improved by $0.6 million in our New Jersey systems, of which $1.3 million was a result of a base rate increase that was granted to Middlesex on December 8, 2005. Unfavorable weather at the beginning and end of the quarter resulted in a decrease in consumption revenues of $0.7 million when compared to the same period in 2005. Revenues rose in our Delaware service territories by $1.1 million. Higher water consumption by our existing customers contributed $0.4 million in revenue, customer growth contributed $0.2 million of water sales, and the implementation of the 15% interim rate increase on June 28, 2006 provided an additional $0.5 million. New unregulated wastewater contracts in Delaware under our White Marsh operations provided $0.1 million of additional revenues. Revenue changes for all other operations were minor when compared to the prior year period.

While we anticipate continued organic customer and consumption growth, particularly in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Customer growth in both the regulated water and wastewater businesses are dependent upon economic conditions surrounding new housing as well as developer construction timetables. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.

Operation and maintenance expenses for the three months ended September 30, 2006 increased $0.5 million or 4.8%, compared to the same period in 2005. The continued growth of our Delaware systems resulted in $0.3 million of increases for the cost of water treatment, business insurance, payroll and related employee benefit costs. Wastewater treatment costs for White Marsh increased by $0.1 million. USA-PA expenses for subcontractor fees and labor increased by $0.1 million. In New Jersey, lower consumption led to lower production costs of $0.1 million. All other operation expenses increased $0.1 million.

As expected, we are experiencing increased costs in the areas of electric generation costs, pension and other-postretirement costs and payroll and related employee benefit costs.

Depreciation expense increased $0.2 million, or 15.1%, primarily as a result of a higher level of utility plant in service since September 30, 2005.

Other taxes increased $0.2 million, reflecting increased taxable gross revenues in New Jersey and higher payroll related taxes.

Interest expense increased $0.3 million, primarily due to a higher level of short-term borrowings at higher rates of interest as compared to the prior year.

Income taxes increased $0.3 million as a result of increased operating income as compared to the prior year.

Net income increased $0.4 million. Basic earnings per share increased from $0.26 to $0.29 due to the increase in earnings. Diluted earnings per share increased from $0.26 to $0.28.

Results of Operations - Nine Months Ended September 30, 2006

                                                                  (In Thousands)
                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                    2006                                   2005
                                                    ----                                   ----
                                                     Non-                |                 Non-
                                      Regulated   Regulated     Total    |  Regulated   Regulated     Total
                                      ---------   ---------     -----       ---------   ---------     -----
Revenues                              $  55,051   $   6,848   $  61,899  |  $  49,852   $   6,154   $  56,006
Operations and maintenance expenses      26,900       5,645      32,545  |     25,883       5,277      31,160
Depreciation expense                      5,173          90       5,263  |      4,729          75       4,804
Other taxes                               6,932         178       7,110  |      6,427         172       6,599
                                      -----------------------------------------------------------------------
  Operating income                       16,046         935      16,981  |     12,813         630      13,443
                                      -----------------------------------------------------------------------

Other income                                518          --         518  |        588          --         588
Interest expense                          5,140          73       5,213  |      4,514          70       4,584
Income taxes                              3,762         367       4,129  |      2,869         228       3,097
                                      -----------------------------------------------------------------------
  Net income                          $   7,662   $     495   $   8,157  |  $   6,018   $     332   $   6,350
                                      -----------------------------------------------------------------------

Operating revenues for the nine months ended September 30, 2006 increased $5.9 million, or 10.5% from the same period in 2005. Base rate increases in New Jersey and Delaware combined to contribute $3.9 million of the higher revenues. Water consumption and related fees from customer growth, primarily in Delaware, added $0.8 million of the increase, while water sales to our existing customers grew by $0.4 million. New unregulated wastewater contracts in Delaware provided $0.4 million of additional revenues. All other sources contributed $0.4 million.

Operation and maintenance expenses for the nine months ended September 30, 2006 increased $1.4 million, or 4.4%, compared to the same period in 2005. Even though water production was down 2.4% compared to 2005, water production and treatment costs for our Middlesex system increased by $0.2 million due to higher unit costs for electricity, chemicals and disposal of residuals. This increase was offset by $0.2 million of reduced maintenance costs for the Middlesex system. As previously discussed, the continuing growth of our Delaware systems resulted in higher costs of water treatment, additional employees and related benefit expenses of $0.4 million. Costs related to providing services by our non-regulated wastewater operation in Delaware increased $0.2 million. USA-PA expenses for subcontractor fees and labor increased by $0.2 million. Business insurance increased $0.2 million and bill production fees increased by $0.1 million. All other operation costs increased by $0.3 million.

Depreciation expense increased $0.5 million, or 9.6%, due to a higher level of utility plant in service since September 30, 2005.

Other taxes increased by $0.5 million, reflecting taxes on higher taxable gross revenues in New Jersey.

Other income decreased $0.1 million, primarily due to a reduced Allowance for Funds Used During Construction from less capitalized interest as a result of smaller capital projects with shorter construction cycles in New Jersey.

Interest expense increased $0.6 million, primarily due to a higher level of short-term borrowings at higher rates of interest as compared to the prior year.

Income taxes increased $1.0 million as a result of increased operating income as compared to the prior year.

Net income increased $1.8 million, or 28.5%, and basic earnings per share increased from $0.54 to $0.69 per share. Diluted earnings per share increased from $0.54 to $0.68 per share. The earnings per share increase was due to the higher net income.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the nine months ended September 30, 2006, cash flows from operating activities were $11.5 million, an increase of $4.5 million from the prior year. This increase was attributable to increased earnings and the timing of payments to vendors and payments for taxes. The $11.5 million of net cash flow from operations enabled us to fund 55% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from short-term borrowings and equity issued under our Dividend Reinvestment Plan.

The Company's capital program for 2006 is estimated to be $29.3 million and includes $16.0 million for additions and improvements to our Delaware water systems, including the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $5.0 million for infrastructure additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.5 million for the RENEW program, to clean and cement line approximately nine miles of unlined mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes $4.8 million for scheduled upgrades to facilities in New Jersey. These upgrades consist of $0.3 million for improvements to existing utility plant, $1.4 million for mains, $0.9 million for service lines, $0.4 million for meters, $0.3 million for hydrants, and $1.5 million for other infrastructure needs.

To fund our capital program in 2006, we will utilize internally generated funds and funds available under existing New Jersey Environmental Infrastructure Trust (NJEIT) loans (currently, $3.4 million) and Delaware State Revolving Fund (SRF) loans (currently, $3.5 million), which provide low cost financing for projects that meet certain water quality and system improvement benchmarks. We also expect to utilize short-term borrowings through $37.0 million of available lines of credit with several financial institutions. As of September 30, 2006, $18.2 million was outstanding against the lines of credit.

On July 19, 2006, Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the NJEIT. The Company expects to close on the financing in November 2006. The proceeds from this financing will be used to fund the 2007 RENEW program.

On April 25, 2006, Tidewater received approval from the PSC to borrow up to $1.0 million under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project over a two-year period ending in April 2008. On May 31, 2006, the Company closed on the loan with an established interest rate of 4.03%.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP). From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes. On October 6, 2006 we filed a registration statement on Form S-3 covering the offering of 1,495,000 (including the over-allotment option) shares of our common stock with the United States Securities and Exchange Commission ("SEC"). We anticipate the registration statement will be declared effective in November 2006. There can be no assurance that the registration statement will be declared effective in November 2006 or at any later time. If the offering is completed, we expect to use the net proceeds to repay all of our outstanding short-term borrowings and to fund our ongoing construction program.

We expect to spend between $79 million and $102 million for capital projects through 2008. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds, proceeds from the DRP, and the proceeds from the common stock offering described above to pay for our capital program.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company's interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $2.4 million of the current portion of fifteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company's internal controls, or in other factors which materially affected internal controls during the quarter ended September 30, 2006.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q filed for the periods ended March 31, 2006 and June 30, 2006. Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2006, included in Part I of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

Item 1A. Risk Factors

We expect our revenues to increase from customer growth in Delaware for our regulated water operations and, to a lesser degree, our regulated wastewater operations as a result of the anticipated construction and sale of new housing units in the territories we serve. Although the residential building market in Delaware has experienced growth in recent years, this growth may not continue in the future. If housing starts in the Delaware territories we serve decline significantly as a result of economic conditions or otherwise, our revenue growth may not meet our expectations and our financial results could be negatively impacted.

Except as described above, information about risk factors for the three months ended September 30, 2006 does not differ materially from those set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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


Date: October 27, 2006