Form 10-K
period 2006-12-31
MIDDLESEX WATER CO
filed 2007-03-14
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of Incorporation)	(IRS employer identification no.)

1500 Ronson Road, Iselin NJ 08830
(Address of principal executive offices, including zip code)

(732) 634-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $210,829,136 based on the closing market price of $18.92 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 1, 2007:

Common Stock, No par Value 13,184,376 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 23, 2007, which will be filed with the Securities and Exchange Commission within 120 days, is incorporated as to Part III.

MIDDLESEX WATER COMPANY
FORM 10-K

INDEX

Index

Forward-Looking Statements

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters;
-	statements as to the Company’s expected liquidity needs during fiscal 2007 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to financial projections;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	expectations as to the amount of cash contributions to fund the Company’s retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on base rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the housing starts in Delaware;
-	the availability and cost of capital resources; and
-	other factors discussed elsewhere in this prospectus.

Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the Company’s understanding as of the date of this report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A - Risk Factors.

Index

PART I

Item 1. Business.

Overview

Middlesex Water Company (“Middlesex”) was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems in New Jersey and Delaware. The Company also operates water and wastewater systems under contract on behalf of municipal and private clients in New Jersey and Delaware.

The terms “the Company,” “we,” “our,” and “us” refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater’s wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh). The Company’s other subsidiaries are Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc., (USA-PA) and Tidewater Environmental Services, Inc. (TESI).

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 59,200 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System, through its retail and contract sales, produced approximately 67% of 2006 revenue.

The Middlesex System’s retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of the Township of Edison and the Borough of South Plainfield in Middlesex County and, to a minor extent, a portion of the Township of Clark in Union County. Retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These customers are located in generally well-developed areas of central New Jersey. The contract customers of the Middlesex System comprise an area of approximately 146 square miles with a population of approximately 303,000. Contract sales to Edison, Sayreville, Old Bridge, Marlboro and Rahway are supplemental to the existing water systems of these customers. The State of New Jersey in the mid-1980’s approved plans to increase available surface water supply to the South River Basin area of the state to facilitate a reduction in groundwater use in this area. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro, Old Bridge and Sayreville consistent with the state-approved plan.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview and is not physically interconnected with the Middlesex system. Bayview produced less than 1% of our total revenue in 2006. Bayview was legally merged into Middlesex effective January 1, 2006.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 30,100 retail customers for domestic, commercial and fire protection purposes in over 271 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. An additional wholly-owned subsidiary, White Marsh, operates water and wastewater systems under contract for approximately 5,000 residential customers and also owns the office building that Tidewater uses as its business office. White Marsh’s rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC). The Tidewater System produced approximately 21% of total revenue in 2006.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 9,600 customers, most of whom are served by both systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees. The variable position is based on customer billing. Fixed fee revenues were $7.6 million in 2006 and are to increase over the term of the 20-year contract to $10.2 million based upon a schedule of rates. USA-PA produced approximately 10% of total revenue in 2006.

In connection with the agreement, Middlesex guaranteed a series of Perth Amboy’s municipal bonds in the principal amount of approximately $26.3 million, of which approximately $23.4 million remains outstanding. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of total revenue in 2006. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers. Pinelands Wastewater produced approximately 1% of total revenue in 2006.

Utility Service Affiliates, Inc.

USA provides residential customers a service line maintenance program called LineCareSM. LineCareSM is an affordable maintenance program that covers all parts, material and labor required to repair or replace specific elements of the customer’s water service line and customer shut-off valve in the event of a failure. USA produced less than 1% of total revenue in 2006.

TESI System

TESI, which was formed in 2005, provides wastewater services to approximately 115 residential retail customers in Delaware. TESI produced less than 1% of our total revenue in 2006.

Index

Financial Information

Consolidated operating revenues and operating income are as follows:

	(Thousands of Dollars) Years Ended December 31,
	2006	2005	2004
Operating Revenues	$81,061	$74,613	$70,991
Operating Income	$21,318	$17,218	$16,933

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2006	2005	2004

Residential	42.6%	41.9%	39.9%
Commercial	10.0	9.8	9.5
Industrial	10.7	11.0	10.9
Fire Protection	10.7	10.4	10.2
Contract Sales	12.3	13.4	12.8
Contract Operations	11.0	10.8	11.2
Other	2.7	2.7	5.5

TOTAL	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 17 billion gallons in 2006, obtains water from surface sources and wells, or groundwater sources. In 2006, surface sources of water provided approximately 71% of the Middlesex System’s water supply, groundwater sources provided approximately 23% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority. Middlesex is under contract with the New Jersey Water Supply Authority, which expires November 30, 2023. The contract provides for average purchases of 27 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to, and treated, at the Middlesex Carl J. Olsen (CJO) Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This long-term agreement, which expires February 27, 2011, provides for minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Index

Tidewater System

Our Tidewater System, which produced approximately two billion gallons in 2006, obtains 100% of its supply from groundwater sources from 184 wells. In 2006, 19 new wells were placed into service. We deactivated, sealed and abandoned 10 wells for either water quality reasons or for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from groundwater sources from four wells which provided overall system delivery of 197 million gallons in 2006. The pumping capacity of the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from groundwater water sources from two wells, which delivered 7.7 million gallons in 2006.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system provided overall treatment to 114 million gallons in 2006.

TESI System

The TESI System owns and operates five wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 218,000 gallons per day. The treated effluent is disposed of through land application. Current average flow is approximately 12,000 gallons per day.

Employees

As of December 31, 2006, we had a total of 243 employees. In addition, we lease 19 full-time employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees who are subject to a collective bargaining agreement with the City of Perth Amboy. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Index

Competition

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the PSC awarding franchises to other regulated water utilities with whom we compete for such franchises and for projects.

Regulation

We are regulated as to rates charged to customers for water and wastewater services in New Jersey and Delaware, as to the quality of the services we provide and as to certain other matters. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities. We are subject to environmental and water quality regulation by the United States Environmental Protection Agency (EPA), and the New Jersey Department of Environmental Protection (DEP) with respect to operations in New Jersey and by Department of Natural Resources and Environmental Control (DNREC), the Delaware Department of Health and Social Services-Division of Public Health (DPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware. In addition, our issuances of securities are subject to the prior approval of the SEC and the New Jersey Board of Public Utilities (BPU) or the PSC.

Regulation of Rates and Services

New Jersey water and wastewater service operations (excluding the operations of USA and USA-PA) are subject to regulation by the BPU. Similarly, our Delaware water and wastewater operations (excluding the operations of White Marsh) are subject to regulation by the PSC. These regulatory authorities have jurisdiction with respect to rates, service, the issuance of securities and other matters of utility companies operating within the States of New Jersey and Delaware, respectively. For ratemaking purposes, we account separately for operations in New Jersey and Delaware to facilitate independent ratemaking by the BPU for New Jersey operations and the PSC for Delaware operations.

In determining our rates, the BPU and the PSC consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the BPU do not guarantee particular rates of return to us for our New Jersey operations nor do rate determinations by the PSC guarantee particular rates of return for our Delaware operations. Thus, we may not achieve the rates of return permitted by the BPU or the PSC.

On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The request was intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. Since June 27, 2006, Tidewater has been billing and recognizing additional revenues through a 15% interim rate increase subject to refund as allowed under PSC regulations. A settlement was reached amongst the parties which concluded that a 26.9% overall increase in base rates would be implemented. The PSC approved the settlement and the remaining 11.9% increase was put into effect on February 28, 2007. The combined effect of the interim and final rate increases was $3.9 million in additional annual operating revenues.

Effective April 13, 2006, Pinelands Water and Pinelands Wastewater received approval from the New Jersey Board of Public Utilities (BPU) for base rate increases of 7.02% and 0.98%, respectively. These increases

Index

represent a total base rate increase of approximately $0.1 million for Pinelands to offset increased costs associated with capital improvements and the operation and maintenance of their systems.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007. Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

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

Well water treatment in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	48	President and Chief Executive Officer
A. Bruce O’Connor	48	Vice President and Chief Financial Officer
Ronald F. Williams	57	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	59	Vice President-General Counsel, Secretary and Treasurer
James P. Garrett	60	Vice President-Human Resources
Richard M. Risoldi	50	Vice President-Subsidiary Operations
Gerard L. Esposito	55	President, Tidewater Utilities, Inc.

Index

Dennis W. Doll - Mr. Doll, a Certified Public Accountant, joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. Prior to joining the Company, Mr. Doll was employed by Elizabethtown Water Company since 1985, serving most recently as a member of the senior leadership team of the Northeast Region of American Water, which was comprised of Elizabethtown Water Company, New Jersey-American Water Company and Long Island Water Corporation and included other regulated and non-regulated subsidiaries. In this capacity, Mr. Doll most recently served as Vice President - Finance & Controller and served previously, as Vice President - Merger Integration. Prior to 2001, Mr. Doll served as Vice President & Controller of Elizabethtown, Elizabethtown’s parent company, E’town Corporation, and various other regulated and non-regulated subsidiaries, primarily engaged in the water and wastewater fields. Effective January 1, 2006, Mr. Doll became Chairman of the Board and Director of all Middlesex subsidiaries. Mr. Doll is a director of the New Jersey Utilities Association and the National Association of Water Companies effective January 1, 2006.

A. Bruce O’Connor - Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Chief Financial Officer in 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc. He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.

Ronald F. Williams - Mr. Williams joined the Company in 1995 as Assistant Vice President-Operations, responsible for the Company’s Engineering and Distribution Departments. He was elected Vice President-Operations in October 1995. Mr. Williams was elected to the additional posts of Assistant Secretary and Assistant Treasurer for Middlesex in 2004. He was formerly employed by Garden State Water Company as President and Chief Executive Officer. He is a Director and President of Utility Service Affiliates (Perth Amboy) Inc., and Director of Utility Service Affiliates, Inc., Pinelands Water Company and Pinelands Wastewater Company.

Kenneth J. Quinn - Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003. In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex. Prior to joining the Company he had been employed in private law practice. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc., and White Marsh Environmental Systems, Inc. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar.

James P. Garrett - Mr. Garrett joined the Company in 2003 as Assistant Vice President-Human Resources. In May 2004, he was elected Vice President- Human Resources. Prior to his hire, Mr. Garrett was employed by a national retail chain as Director of Organizational Development.

Richard M. Risoldi - Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities. He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President in May 2004, responsible for regulated subsidiary operations and business development. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and USA-PA. He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

Index

Gerard L. Esposito - Mr. Esposito joined Tidewater Utilities, Inc. in 1998 as Executive Vice President. He was elected President of Tidewater and White Marsh Environmental Systems, Inc. in 2003 and elected President of Tidewater Environmental Services, Inc. in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., and White Marsh Environmental Systems, Inc.

Index

Item 1A.  Risk Factors.

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without filing a petition with the appropriate governmental agency. If these agencies modify, delay, or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

The BPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first filing a petition with the BPU and going through a lengthy administrative process. In much the same way, the PSC regulates our public utility companies in Delaware. We cannot give assurance of when we will request approval for any such matter, nor can we predict whether the BPU or PSC will approve, deny or reduce the amount of such requests.

Certain costs of doing business are not completely within our control. The failure to obtain any rate increase would prevent us from increasing our revenues and, unless we are able to reduce costs, would result in reduced earnings.

We are subject to environmental laws and regulations, including water quality and wastewater effluent quality regulations, as well as other state and local regulations. Compliance with those laws and regulations requires us to incur costs and we are subject to fines or other sanctions for non-compliance.

The EPA and DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water. Our operations in Delaware are regulated by the EPA, DNREC, DPH, and DRBC with respect to water supply, treatment and distribution systems and the quality of water. Federal, New Jersey and Delaware regulations relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. We are subject to EPA regulations under the Federal Safe Drinking Water Act, which include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar state regulations by the DEP in New Jersey. The DEP and DPH monitor our activities and review the results of water quality tests that we perform for adherence to applicable regulations. In addition, environmental regulatory agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

We are also subject to regulations related to fire protection services. In Delaware, fire protection is regulated statewide by the Office of State Fire Marshal. In New Jersey there is no state-wide fire protection regulatory agency. However, state regulations exist as to the size of piping required regarding the provision of fire protection services.

The cost of compliance with the water and wastewater effluent quality standards depends in part on the limits set in the regulations and on the method selected to implement them. If new or more restrictive standards are imposed, the cost of compliance could be very high and have an adverse impact on our revenues and results of operations if we cannot recover those costs through our rates that we charge our customers. The cost of compliance with fire protection requirements could also be high and make us less profitable if we cannot recover those costs through our rates charged to our customers.

Index

In addition, if we fail to comply with environmental or other laws and regulations to which our business is subject, we could be fined or subject to other sanctions, which could adversely impact our business or results of operations.

We are currently appealing a notice of violation and request for corrective action issued by the Delaware Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements. If our appeal is unsuccessful, our operating results could be materially affected.

In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements. Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC’) and, in November 2005, the SFPC denied Tidewater’s appeal. In December 2005, Tidewater filed an appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware, which is still pending. There are approximately 67 of our other systems that may not meet the Delaware Fire Marshal’s recent interpretation of the fire protection requirements. If the Delaware Fire Marshal’s interpretation of the regulations is upheld upon appeal, we may be required to make corrections to the system at issue with an estimated cost of $1.6 million, and there is a possibility that the Delaware Fire Marshal could subsequently issue notices of violation and requests for corrective action for some or all of 67 of our other community systems. At this time, we cannot predict how many community water systems would ultimately require corrective action in that case, the time of the required corrective actions, or the costs we would incur to take the actions. We will apply to the PSC to increase base rates to recover the costs of any such corrective actions. However, if corrective actions need to be taken at several community water systems, our costs could be significant, and to the extent the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations or to pay for some of the costs of improvements to or the expansion of our utility system assets. Our regulated utility companies cannot issue debt or equity securities without regulatory approval.

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend between $122 million and $194 million for capital projects through 2009. We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

Weather conditions and overuse of underground aquifers may interfere with our sources of water, demand for water services and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and/or surface water. Freezing weather may also contribute to water transmission interruptions caused by pipe and/or main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability. These factors might adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions might result in decreased use of water services and can adversely affect our revenue and earnings.

Index

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

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

We face competition from other water and wastewater utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is competitive, especially in Delaware where new franchises may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may in the future challenge, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities, which adversely affect our operating results.

We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, in connection with the contract, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. As of December 31, 2006, approximately $23.4 million of the Series C Serial Bonds remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee.

Index

An important element of our growth strategy is the acquisition of water and wastewater assets, operations, contracts or companies. Any pending or future acquisitions we decide to undertake may involve risks.

The acquisition and/or operation of water and wastewater systems is an important element in our growth strategy. This strategy depends on identifying suitable opportunities and reaching mutually agreeable terms with acquisition candidates or contract partners. These negotiations, as well as the integration of acquired businesses, could require us to incur significant costs and cause diversion of our management’s time and resources. Further, acquisitions may result in dilution of our equity securities, incurrence of debt and contingent liabilities, fluctuations in quarterly results and other related expenses. In addition, the assets, operations, contracts or companies we acquire may not achieve the sales and profitability expected.

The current concentration of our business in central New Jersey and Delaware makes us susceptible to any adverse development in local regulatory, economic, demographic, competitive and weather conditions.

Our Middlesex System provides water services to retail customers who are located primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the Township of Edison, the Boroughs of Highland Park and Sayreville, and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities, and the City of Rahway in Union County, New Jersey. Our Tidewater System provides water services to retail customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

The necessity for increased security has and may continue to result in increased operating costs.

Since the September 11, 2001 terrorist attacks and the continuing threats to the health and security of the United States of America, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur increased costs for security precautions to protect our facilities, operations and supplies from such risks.

Our ability to achieve growth in Delaware is somewhat dependent on the residential building market in the territories we serve. If housing starts decline significantly, our rate of growth may not meet our expectations.

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

Index

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

If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by many factors, some of which are beyond our control. We believe that our cash generated from operations, and, if necessary, borrowings under our existing credit facilities, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to us.

No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

We depend significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could affect our operating results.

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

Index

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Utility Plant

The water utility plant in our systems consist of source of supply, pumping, water treatment, transmission and distribution, general facilities and all appurtenances, including all connecting pipes.

Middlesex System

The Middlesex System’s principal source of surface supply is the Delaware & Raritan Canal owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority.

Water is withdrawn from the Delaware & Raritan Canal at New Brunswick, New Jersey through our intake and pumping station, located on state-owned land bordering the canal. Water is transported through two raw water pipelines for treatment and distribution at our CJO Plant in Edison, New Jersey.

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. There is an on-site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 45 mgd (60 mgd maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 mgd. The four electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 72 mgd.

In addition, there is a 15 mgd auxiliary pumping station located at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 732 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview), a 5 million gallon reservoir in Carteret (Eborn) and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which Middlesex System’s 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We also own our headquarters complex located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building and an adjacent 16,500 square foot maintenance facility.

Index

Tidewater System

The Tidewater System is comprised of 87 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 520 miles of transmission and distribution mains. Storage facilities include 45 tanks, with an aggregate capacity of 5.8 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware and Millsboro, Delaware. Tidewater’s Dover, Delaware office property, located on property owned by White Marsh, consists of a 6,800 square foot office building situated on an eleven-acre lot.

Pinelands System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.2 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

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

TESI System

The TESI System owns and operates five wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 218,000 gallons per day.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3. Legal Proceedings.

In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements. Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC”) and, in November 2005, the SFPC denied Tidewater’s appeal. In December 2005, Tidewater filed an appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware, which is still pending. There are approximately 67 of our other systems that may not meet the Delaware Fire Marshal’s recent interpretation of the fire protection requirements. If the Delaware Fire Marshal’s interpretation of the regulations is upheld upon appeal, we may be required to make corrections to the system at issue and the Delaware Fire Marshal could issue notices of violation and requests for corrective action for some or all of the approximately 67 other community systems. At this time, we cannot predict how many community water systems would ultimately require corrective action if our appeal is unsuccessful nor can we predict the timing and the cost of any required corrective actions. We will apply to the PSC to increase base rates to recover the costs of any such corrective actions. However, if corrective actions need to be taken at several community water systems, our costs could be significant, and to the extent

Index

the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

The Court action is currently on hold while the parties, with the assistance of a mediator, have met in an attempt to resolve as many open issues as possible. If any significant issues remain open after these discussions, they will be referred back to the Court for ultimate decision.

The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the NASDAQ Stock Market, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2006, there were 2,032 holders of record.

2006	High	Low	Dividend

Fourth Quarter	$19.50	$17.96	$0.1725
Third Quarter	20.50	17.58	0.1700
Second Quarter	19.34	16.50	0.1700
First Quarter	19.72	17.03	0.1700

2005	High	Low	Dividend

Fourth Quarter	$23.34	$17.31	$0.1700
Third Quarter	23.47	19.05	0.1675
Second Quarter	20.00	17.07	0.1675
First Quarter	19.16	17.64	0.1675

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

Index

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

The Company maintains a shareholder approved Restricted Stock Plan, under which 63,837 shares of the Company’s common stock are held in escrow by the Company for key employees. Such stock is subject to forfeiture by the employee in the event of termination of employment within five years of the grant other than as a result of retirement, death or disability. The maximum number of shares authorized for grant under this plan is 240,000 shares.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2001. The current peer group includes American States Water Company, Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., Southwest Water Company, York Water Company and the Company. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

	2001	2002	2003	2004	2005	2006
Middlesex Water Company	100.00	96.10	128.26	123.82	117.36	131.45
Dow Jones Wilshire 5000	100.00	79.14	104.18	117.33	124.75	144.56
Peer Group	100.00	95.60	122.38	141.20	184.94	185.41

Index

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(In Thousands Except per Share Data)

	2006	2005	2004	2003	2002
Operating Revenues	$81,061	$74,613	$70,991	$64,111	$61,933
Operating Expenses:
Operations and Maintenance	43,345	42,156	39,984	36,195	32,767
Depreciation	7,060	6,460	5,846	5,363	4,963
Other Taxes	9,338	8,779	8,228	7,816	7,737
Total Operating Expenses	59,743	57,395	54,058	49,374	45,467
Operating Income	21,318	17,218	16,933	14,737	16,466
Other Income, Net	774	740	795	358	442
Interest Charges	7,012	6,245	5,468	5,227	5,144
Income Taxes	5,041	3,237	3,814	3,237	3,999
Net Income	10,039	8,476	8,446	6,631	7,765
Preferred Stock Dividend	248	251	255	255	255
Earnings Applicable to Common Stock	$9,791	$8,225	$8,191	$6,376	$7,510
Earnings per Share:
Basic	$0.83	$0.72	$0.74	$0.61	$0.73
Diluted	$0.82	$0.71	$0.73	$0.61	$0.73
Average Shares Outstanding:
Basic	11,844	11,445	11,080	10,475	10,280
Diluted	12,175	11,784	11,423	10,818	10,623
Dividends Declared and Paid	$0.683	$0.673	$0.663	$0.649	$0.634
Total Assets	$370,267	$324,383	$305,634	$267,956	$251,971
Convertible Preferred Stock	$2,856	$2,856	$2,961	$2,961	$2,961
Long-term Debt	$130,706	$128,175	$115,281	$97,377	$87,483

Index

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussions of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Overview

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey and in Delaware. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,200 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 30,100 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 115 residential retail customers. Our other Delaware subsidiary, White Marsh, services an additional 5,000 customers in Kent and Sussex Counties through 41 operations and maintenance contracts.

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

We expect the growth of our regulated wastewater business in Delaware will eventually become a more significant component of our operations.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89% and 89% of total revenues, and 94% and 95% of net income for the years ended December 31, 2006 and 2005, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations in 2006 Compared to 2005

	(Millions of Dollars) Fiscal Years ended December 31,
	2006			2005
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$71.9	$9.2	$81.1	$66.3	$8.3	$74.6
Operations and maintenance	35.7	7.7	43.4	35.0	7.2	42.2
Depreciation	7.0	0.1	7.1	6.3	0.1	6.4
Other taxes	9.1	0.2	9.3	8.6	0.2	8.8
Operating income	20.1	1.2	21.3	16.4	0.8	17.2

Other income (expense)	0.9	(0.1)	0.8	0.7	0.0	0.7
Interest expense	7.0	-	7.0	6.2	-	6.2
Income taxes	4.6	0.5	5.1	2.9	0.3	3.2
Net income	$9.4	$0.6	$10.0	$8.0	$0.5	$8.5

Operating revenues for the year rose $6.5 million, or 8.7% over the same period in 2005. Water sales improved by $2.8 million in our Middlesex System, of which $4.1 million was a result of a base rate increase that was granted to Middlesex on December 8, 2005. This increase was somewhat offset by lower consumption revenues of $1.3 million due to unfavorable weather from mid-July through the late fall of 2006 as compared to the prior year. Customer growth of 7.07% in Delaware provided additional water consumption sales, facility charges and connection fees of $0.9 million, higher base rates provided $1.0 million, and increased consumption for existing customers provided an additional $0.6 million. New unregulated wastewater contracts in Delaware provided $0.4 million in additional revenues. Revenues from our operations and maintenance contract with the City of Perth Amboy increased by $0.4 million due to scheduled fixed fee adjustments under the agreement. USA had increased revenues for its LineCareSM maintenance program of $0.1 million. TESI revenues increased by $0.1 million, as we connected new customers to our wastewater systems in Delaware. All other operations contributed $0.2 million of additional revenues.

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

Operation and maintenance expenses increased $1.2 million or 2.8% as compared to the same period in 2005. Continued growth of our Delaware water and wastewater operations led to higher costs of $1.1 million. Despite lower water production volume of 3.2% for our Middlesex System, costs increased by $0.3 million due to increased unit costs for electricity, chemicals and residuals removal. Costs for providing services under our contract with the City of Perth Amboy increased by $0.1 million and costs for providing services under our contracts in Delaware increased by $0.2 million. Audit fees declined by $0.3 million as the Company changed independent accounting firms beginning with the 2006 audit period. Labor and benefits expenses fell by $0.3 million due to vacant positions and improved performance on investments. All other operating costs increased by $0.1 million.

Electric generation costs for our Middlesex System will increase in 2007 due to the renewal of a contract for that service in late 2006. Total electric costs account for approximately 10% of our annual operations and maintenance expenses. Pension and postretirement costs increased $0.4 million during 2006 and we expect

Index

these costs to continue to increase in 2007. In an effort to control the increasing cost of providing retirement benefits, we have instituted two changes for employees hired after March 31, 2007. Our company funded defined benefit pension plan and postretirement health and other benefit plans will not be available to employees hired after that date. A defined contribution plan is available for these future employees. Payroll and related employee benefit costs (excluding pension and postretirement expenses previously discussed) are also expected to be higher in 2007. These increasing costs, in addition to higher business insurances will require us to file a request for a rate increase with the BPU for Middlesex during 2007. We cannot predict whether the BPU will approve, deny or reduce the amount of our request. Our Tidewater system received approval by the PSC to increase its rates by an additional 11.9% effective February 28, 2007. As part of the same rate matter, the PSC had approved an interim rate increase of 15% back in June of 2006. The combined effect of the interim and final rate increases was $3.9 million in additional annual operating revenues.

Depreciation expense for 2006 increased by $0.7 million, or 10.9%, due to a higher level of utility plant in service. As our investments in utility plant and operating expenses increase, we continue to seek timely rate relief through base rate filings as discussed above.

Other taxes increased by $0.5 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate.

Other income increased $0.1 million, primarily due to higher Allowance for Funds Used During Construction (AFUDC) as capital spending increased compared to the prior year.

Interest expense increased by $0.8 million, or 12.9%, as a result of a higher level of long-term debt, and higher average interest rates and increased weighted average short-term borrowings as compared to the prior year period.

Income tax expense based on our current year operating results was $5.1 million.

Net income increased to $10.0 million from $8.5 million in the prior year, and basic earnings per share increased from $0.72 to $0.83. Diluted earnings per share increased from $0.71 to $0.82.

Results of Operations in 2005 Compared to 2004

	(Millions of Dollars) Fiscal Years ended December 31,
	2005			2004
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$66.3	$8.3	$74.6	$60.8	$10.2	$71.0
Operations and maintenance	35.0	7.2	42.2	31.0	9.0	40.0
Depreciation	6.3	0.1	6.4	5.8	0.1	5.9
Other taxes	8.6	0.2	8.8	7.9	0.3	8.2
Operating income	16.4	0.8	17.2	16.1	0.8	16.9

Other income (expense)	0.7	0.0	0.7	0.8	0.0	0.8
Interest expense	6.2	--	6.2	5.4	0.1	5.5
Income taxes	2.9	0.3	3.2	3.5	0.3	3.8
Net income	$8.0	$0.5	$8.5	$8.0	$0.4	$8.4

Index

Operating revenues for the year rose $3.6 million, or 5.1% over the same period in 2004. Water sales improved by $3.6 million in our Middlesex System, of which $1.8 million was a result of base rate increases that were granted to Middlesex on May 27, 2004 and December 8, 2005, and $1.8 million was due to increased consumption due to drier weather as compared to the prior year. Customer growth of 9.2% in Delaware provided additional water consumption sales, facility charges and connection fees of $0.9 million, and higher base rates provided $1.0 million. New unregulated wastewater contracts in Delaware provided $0.1 million in additional revenues. USA had reduced revenues of $2.2 million as compared to the prior year period, due to our meter services venture completing its original contracts during December 2004. This decrease was partially offset by increased revenues for USA’s LineCareSM maintenance program of $0.1 million. All other operations contributed $0.1 million of additional revenues.

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

Other income decreased $0.1 million, primarily due to reduced AFUDC due to reduced capital spending as compared to the prior year.

Interest expense increased by $0.8 million, or 14.2%, as a result of a higher level of long-term debt, and higher average interest rates and increased weighted average short-term borrowings as compared to the prior year period.

Income tax expense based on our current year operating results was $3.8 million, which was partially offset by $0.6 million of tax benefits.

Net income increased to $8.5 million from $8.4 million in the prior year, however basic earnings per share decreased from $0.74 to $0.72. Diluted earnings per share decreased from $0.73 to $0.71. The earnings per share decrease was due to an increase in average shares outstanding as compared to the prior year period as a result of the sale of 700,000 shares of common stock on May 12, 2004, and shares issued under the Company’s Dividend Reinvestment Plan during 2005.

Outlook

In addition to factors previously discussed under “Results of Operations in 2006 Compared to 2005,” our revenues are expected to increase in 2007 from anticipated customer growth in Delaware for our regulated water operations and, to a lesser degree, from growth in our regulated wastewater operations in Delaware. The recent settlement of our 2006 Tidewater rate case will allow rates to increase by another 11.9%, or $1.9

Index

million in annual operating revenues, effective February 28, 2007. Earnings per share for 2007 will be fully impacted by the 1,495,000 shares of Common Stock issued in November 2006.

We expect to file for a base rate increase for Middlesex in 2007. Revenues and earnings for 2007 will be impacted by the ultimate timing and outcome of the anticipated filing. Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs are the primary factors that determine the need for rate increase filings.

We continue to explore viable plans to streamline operations and reduce costs in all aspects of our business.

TESI, our new regulated wastewater operation, commenced operations during fiscal 2005. Due to the start-up nature of this operation, we expect our expenses with respect to this subsidiary may marginally exceed its revenues in 2007.

We expect our interest expense to increase during 2007 as a result of higher expected average borrowings and interest rates on short-term credit facilities in order to finance a portion of our capital expenditures during the coming year (see Liquidity and Capital Resources).

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2006, cash flows from operating activities increased $2.4 million to $15.9 million, as compared to the prior year. This increase was primarily attributable to higher net income, depreciation and the timing of collection of customer billings. The $15.9 million of net cash flow from operations enabled us to fund approximately 53% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan, long-term borrowings and short-term borrowings. In November 2006, we used proceeds from a common stock offering to repay all outstanding short-term debt.

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

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations discussion, during 2006 we received rate relief for Tidewater and Pinelands. We also plan to file for a base rate increase for Middlesex in 2007 as a result of continued capital investment and increases in operating costs in New Jersey. There is no certainty, however, that the BPU or PSC will approve any or all of this or other future requested increases.

Sources of Liquidity

Index

Short-term Debt. The Company has established revolving lines of credit aggregating $37.0 million. There were no outstanding borrowings under these credit lines as of December 31, 2006.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $9.5 million and $9.2 million at 6.13% and 4.36% for the years ended December 31, 2006 and 2005, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the financial markets. A portion of the borrowings under the New Jersey SRF is interest free. We participated in the Delaware and New Jersey SRF loan programs during 2006 and expect to participate in the 2007 New Jersey SRF program for up to $3.7 million.

During 2006, Middlesex closed on $3.7 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program in order to finance our 2007 RENEW program. The proceeds of these bonds and any interest earned are held by a trustee, and are classified as Restricted Cash on the Consolidated Balance Sheet.

During 2006, Tidewater closed on a $1.0 million loan with the Delaware SRF. The proceeds were used to fund the ongoing capital program in Delaware.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan. Periodically, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  The majority of the net proceeds of approximately $26.2 million from the November 2006 common stock offering of 1,495,000 shares were used to repay all of the Company’s short-term borrowings outstanding at that time. The Company also raised $1.3 million through the issuance of shares under its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) during 2006. The Company issued shares under the Plan at a 5% discount for a six-month period during 2005. This allowed the Company to raise $3.7 million through the Plan during 2005.

Capital Expenditures and Commitments

Under our capital program for 2007, we plan to expend $19.7 million for additions and improvements for our Delaware water systems, which include the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $20.9 million for system additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.9 million for our RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 120 miles of unlined mains in the 732-mile Middlesex System. In 2006, nine miles of unlined mains were cleaned and cement lined. The capital program also includes $10.1 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $1.9 million for improvements to existing plant, $5.6 million for mains, $0.7 million for service lines, $0.4 million for meters, $0.5 million for hydrants, and $1.0 million for other infrastructure needs.

Index

To pay for our capital program in 2007, we will utilize internally generated funds and funds available and held in trust under existing NJEIT loans (currently, $3.7 million) and Delaware SRF loans (currently, $2.5 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $37.0 million of available lines of credit with several financial institutions. There were no outstanding borrowings under these credit lines as of December 31, 2006.

Going forward into 2008 through 2009, we currently project that we may be required to expend between $78.0 million and $140.0 million for capital projects. The exact amount is dependent on customer growth, residential housing sales and project scheduling. To the extent possible and because of favorable interest rates available to regulated water utilities, we expect to finance our capital expenditures under the SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan. It may also be necessary to sell shares of our Common Stock through a public offering.

Tidewater is appealing a Notice of Violation regarding a plan of correction to a community water system to provide fire protection services. If we are unsuccessful in our defense, approximately 67 additional community water systems could be subject to similar corrective plans of action. While we are unable to estimate the potential capital investment costs for these additional community water systems at this time, Tidewater believes these expenditures would be subject to recovery in rates as set by the PSC. See Item 3. - Legal Proceedings for additional discussion of this matter.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s underlying consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2006.

	(Millions of Dollars) Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$133.2	$2.5	$20.4	$5.6	$104.7
Notes Payable	---	---	---	---	---
Interest on Long-term Debt	104.8	6.6	12.0	10.5	75.7
Purchased Water Contracts	48.4	4.2	8.4	6.9	28.9
Wastewater Operations	55.7	4.0	8.3	8.7	34.7
Employee Retirement Plans (1)	3.5	3.5	---	---	---
Total	$345.6	$20.8	$49.1	$31.7	$244.0
(1) Amount not determinable after year one.

Guarantees

USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed

Index

fee payments were $7.6 million in 2006 and will increase over the term of the contract to $10.2 million by the end of the contract.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2006, approximately $23.4 million of the Series C Serial Bonds remained outstanding.

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 89% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For the Effects of Certain Types of Regulation” (SFAS 71).

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

Index

Revenues from the Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors and are not significant, are recorded upon approval of the amount by Perth Amboy.

Pension Plan

We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007.

The discount rate utilized for determining future pension obligations has decreased from 5.88% at December 31, 2004 to 5.52% at December 31, 2005 and increased to 5.89% at December 31, 2006. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.2 million in 2006. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost in 2006 by approximately $0.1 million.

The discount rate for determining future pension obligations is determined based on market rates for long-term, high-quality corporate bonds at our December 31 measurement date. The expected long-term rate of return for pension assets is determined based on historical returns and our asset allocation.

Future pension expense will depend on future investment performance, changes in future discount rates and various other demographic factors related to the population participating in the pension plan.

Recent Accounting Standards

See Note 1(m) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038. Over the next twelve months, approximately $2.5 million of the current portion of 16 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Middlesex Water Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Middlesex Water Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Middlesex Water Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 16, 2006

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
ASSETS		2006	2005
UTILITY PLANT:	Water Production	$95,323,657	$91,403,549
	Transmission and Distribution	243,958,446	217,098,466
	General	25,153,277	23,292,087
	Construction Work in Progress	6,131,037	6,127,634
	TOTAL	370,566,417	337,921,736
	Less Accumulated Depreciation	59,693,678	54,960,290
	UTILITY PLANT - NET	310,872,739	282,961,446

CURRENT ASSETS:	Cash and Cash Equivalents	5,826,012	2,983,762
	Accounts Receivable, net	8,538,302	8,074,929
	Unbilled Revenues	4,013,285	3,737,627
	Materials and Supplies (at average cost)	1,306,196	1,259,935
	Prepayments	1,228,620	927,254
	TOTAL CURRENT ASSETS	20,912,415	16,983,507

DEFERRED CHARGES	Unamortized Debt Expense	3,014,005	3,164,043
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	3,436,124	1,774,817
	Regulatory Assets	18,341,766	7,469,190
	Restricted Cash	6,850,418	5,782,705
	Non-utility Assets - Net	6,254,895	5,727,806
	Other	584,652	519,610
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	38,481,860	24,438,171
	TOTAL ASSETS	$370,267,014	$324,383,124

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$104,248,456	$76,160,949
	Retained Earnings	25,001,295	23,638,301
	Accumulated Other Comprehensive Income (Loss), net of tax	94,255	(206,925)
	TOTAL COMMON EQUITY	129,344,006	99,592,325
	Preferred Stock	3,958,062	3,958,062
	Long-term Debt	130,706,358	128,174,944
	TOTAL CAPITALIZATION	264,008,426	231,725,331

CURRENT	Current Portion of Long-term Debt	2,500,537	1,930,617
LIABILITIES:	Notes Payable	-	4,000,000
	Accounts Payable	5,490,514	6,038,060
	Accrued Taxes	6,683,614	6,466,531
	Accrued Interest	1,879,731	1,868,962
	Unearned Revenues and Advanced Service Fees	600,626	473,627
	Other	984,476	707,446
	TOTAL CURRENT LIABILITIES	18,139,498	21,485,243

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	19,246,396	17,180,962
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,812,932	1,617,949
	Accumulated Deferred Income Taxes	15,779,440	14,296,620
	Employee Benefit Plans	16,387,754	6,650,724
	Regulatory Liability - Cost of Utility Plant Removal	6,200,302	5,647,757
	Other	526,345	793,857
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	59,953,169	46,187,869

CONTRIBUTIONS IN AID OF CONSTRUCTION		28,165,921	24,984,681
	TOTAL CAPITALIZATION AND LIABILITIES	$370,267,014	$324,383,124

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004

Operating Revenues	$81,061,457	$74,613,305	$70,991,146

Operating Expenses:
Operations	39,797,755	38,635,382	36,519,355
Maintenance	3,546,677	3,519,914	3,464,036
Depreciation	7,060,360	6,460,241	5,846,191
Other Taxes	9,338,404	8,779,325	8,228,354

Total Operating Expenses	59,743,196	57,394,862	54,057,936

Operating Income	21,318,261	17,218,443	16,933,210

Other Income (Expense):
Allowance for Funds Used During Construction	632,366	547,714	606,019
Other Income	159,288	219,572	221,950
Other Expense	(17,977)	(27,593)	(32,676)

Total Other Income, net	773,677	739,693	795,293

Interest Charges	7,012,452	6,244,671	5,468,576

Income before Income Taxes	15,079,486	11,713,465	12,259,927

Income Taxes	5,040,591	3,237,324	3,814,418

Net Income	10,038,895	8,476,141	8,445,509

Preferred Stock Dividend Requirements	247,786	251,286	254,786

Earnings Applicable to Common Stock	$9,791,109	$8,224,855	$8,190,723

Earnings per share of Common Stock:
Basic	$0.83	$0.72	$0.74
Diluted	$0.82	$0.71	$0.73

Average Number of
Common Shares Outstanding :
Basic	11,843,580	11,444,785	11,079,835
Diluted	12,174,720	11,783,925	11,422,975

Cash Dividends Paid per Common Share	$0.683	$0.673	$0.663

See Notes to Consolidated Financial Statements

Index
MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,038,895	$8,476,141	$8,445,509
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,761,243	7,159,670	6,387,808
Provision for Deferred Income Taxes and ITC	896,993	164,873	603,275
Allowance for Funds Used During Construction	(632,366)	(547,714)	(606,019)
Changes in Assets and Liabilities:
Accounts Receivable	(463,373)	(1,758,076)	(634,245)
Unbilled Revenues	(275,658)	(164,914)	(337,925)
Materials & Supplies	(46,261)	(56,029)	215,236
Prepayments	(301,366)	(103,278)	185,328
Other Assets	(563,300)	(151,166)	(578,048)
Operations Contracts Receivable	78,161	-	14,207
Accounts Payable	(538,220)	(17,933)	1,224,406
Accrued Taxes	197,004	(323,227)	528,715
Accrued Interest	10,768	165,831	(107,508)
Employee Benefit Plans	(83,679)	709,988	377,068
Unearned Revenue & Advanced Service Fees	126,999	86,471	(215,698)
Other Liabilities	(298,779)	(143,704)	56,913

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,907,061	13,496,933	15,559,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures*	(30,360,491)	(25,287,735)	(28,878,576)
Cash Surrender Value & Other Investments	(154,527)	(294,372)	(273,837)
Restricted Cash	(1,035,943)	7,637,175	(9,431,686)
Preliminary Survey & Investigation Charges	(1,661,307)	(742,635)	348,589

NET CASH USED IN INVESTING ACTIVITIES	(33,212,268)	(18,687,567)	(38,235,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,914,900)	(1,214,521)	(1,067,258)
Proceeds from Issuance of Long-term Debt	5,016,234	14,948,082	18,995,153
Net Short-term Bank Borrowings (Repayments)	(4,000,000)	(7,000,000)	(1,500,000)
Deferred Debt Issuance Expenses	(27,858)	(166,477)	(65,219)
Common Stock Issuance Expense	(238,405)	-	(379,534)
Restricted Cash	(31,770)	(162,774)	-
Proceeds from Issuance of Common Stock	28,087,507	4,076,047	15,055,874
Payment of Common Dividends	(8,189,710)	(7,690,462)	(7,375,629)
Payment of Preferred Dividends	(247,786)	(251,286)	(254,786)
Construction Advances and Contributions-Net	1,694,145	1,601,019	297,045
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,147,457	4,139,628	23,705,646
NET CHANGES IN CASH AND CASH EQUIVALENTS	2,842,250	(1,051,006)	1,029,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,983,762	4,034,768	3,005,610
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,826,012	$2,983,762	$4,034,768

*Excludes Allowance for Funds Used During Construction.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,543,203	$5,149,990	$2,722,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,937,230	$5,990,089	$5,409,803
Interest Capitalized	$(632,366)	$(547,714)	$(606,019)
Income Taxes	$4,351,550	$3,792,000	$3,074,513

See Notes to Consolidated Financial Statements.

Index
MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT

	December 31,	December 31,
	2006	2005
Common Stock, No Par Value
Shares Authorized - 20,000,000
Shares Outstanding - 2006 - 13,168,081	$104,248,456	$76,160,949
2005 - 11,584,499

Retained Earnings	25,001,295	23,638,301
Accumulated Other Comprehensive Income (Loss), net of tax	94,255	(206,925)
TOTAL COMMON EQUITY	$129,344,006	$99,592,325

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100,000
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
Shares Authorized - 139,497
Convertible:
Shares Outstanding, $7.00 Series - 13,881	$1,457,505	$1,457,505
Shares Outstanding, $8.00 Series - 12,000	1,398,857	1,398,857
Nonredeemable:
Shares Outstanding, $7.00 Series - 1,017	101,700	101,700
Shares Outstanding, $4.75 Series - 10,000	1,000,000	1,000,000
TOTAL PREFERRED STOCK	$3,958,062	$3,958,062

Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021	$2,895,875	$2,983,384
6.25%, Amortizing Secured Note, due May 22, 2028	8,995,000	9,415,000
6.44%, Amortizing Secured Note, due August 25, 2030	6,626,667	6,906,667
6.46%, Amortizing Secured Note, due September 19, 2031	6,906,667	7,000,000
4.22%, State Revolving Trust Note, due December 31, 2022	738,773	754,164
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,099,950	3,018,254
3.49%, State Revolving Trust Note, due January 25, 2027	598,144	278,144
4.03%, State Revolving Trust Note, due December 1, 2026	914,537	-
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	730,000	760,000
0.00%, State Revolving Fund Bond, due September 1, 2021	577,222	614,436
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000,000	12,000,000
5.25%, Series T, due October 1, 2023	6,500,000	6,500,000
6.40%, Series U, due February 1, 2009	15,000,000	15,000,000
5.25%, Series V, due February 1, 2029	10,000,000	10,000,000
5.35%, Series W, due February 1, 2038	23,000,000	23,000,000
0.00%, Series X, due September 1, 2018	646,897	700,280
4.25% to 4.63%, Series Y, due September 1, 2018	820,000	870,000
0.00%, Series Z, due September 1, 2019	1,454,749	1,567,367
5.25% to 5.75%, Series AA, due September 1, 2019	1,890,000	1,990,000
0.00%, Series BB, due September 1, 2021	1,804,982	1,926,956
4.00% to 5.00%, Series CC, due September 1, 2021	2,090,000	2,185,000
5.10%, Series DD, due January 1, 2032	6,000,000	6,000,000
0.00%, Series EE, due September 1, 2024	7,482,432	7,715,909
3.00% to 5.50%, Series FF, due September 1, 2024	8,735,000	8,920,000
0.00%, Series GG, due August 1, 2026	1,750,000	-
4.00% to 5.00%, Series HH, due August 1, 2026	1,950,000	-
SUBTOTAL LONG-TERM DEBT	133,206,895	130,105,561
Less: Current Portion of Long-term Debt	(2,500,537)	(1,930,617)
TOTAL LONG-TERM DEBT	$130,706,358	$128,174,944

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common	Common		Other
	Stock	Stock	Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2004	10,566,937	$56,924,028	$22,668,348	$50,808	$79,643,184

Net Income			8,445,509		8,445,509
Change in Value of Equity Investments, Net of $3,000 Income Tax				(5,967)	(5,967)
Comprehensive Income					8,439,542
Dividend Reinvestment & Common Stock Purchase Plan	76,935	1,533,507			1,533,507
Issuance of Common Stock	700,000	13,257,000			13,257,000
Restricted Stock Award - Net	14,900	265,367			265,367
Cash Dividends on Common Stock			(7,375,629)		(7,375,629)
Cash Dividends on Preferred Stock			(254,786)		(254,786)
Common Stock Expenses			(379,534)		(379,534)

Balance at December 31, 2004	11,358,772	$71,979,902	$23,103,908	$44,841	$95,128,651

Net Income			8,476,141		8,476,141
Minimum Pension Liability, Net of $135,000 Income Tax				(262,205)	(262,205)
Change in Value of Equity Investments, Net of $5,000 Income Tax				10,439	10,439
Comprehensive Income					8,224,375
Dividend Reinvestment & Common Stock Purchase Plan	194,777	3,640,334			3,640,334
Restricted Stock Award - Net	18,950	435,713			435,713
Preferred Stock Conversion	12,000	105,000			105,000
Cash Dividends on Common Stock			(7,690,462)		(7,690,462)
Cash Dividends on Preferred Stock			(251,286)		(251,286)

Balance at December 31, 2005	11,584,499	76,160,949	23,638,301	(206,925)	$99,592,325

Net Income			10,038,895		10,038,895
Minimum Pension Liability, Net of $135,000 Income Tax				262,205	262,205
Change in Value of Equity Investments, Net of $20,000 Income Tax				38,975	38,975
Comprehensive Income					10,340,075
Dividend Reinvestment & Common Stock Purchase Plan	69,803	1,321,424			1,321,424
Restricted Stock Award - Net	18,779	275,383			275,383
Issuance of Common Stock	1,495,000	26,490,700			26,490,700
Cash Dividends on Common Stock			(8,189,710)		(8,189,710)
Cash Dividends on Preferred Stock			(247,786)		(247,786)
Common Stock Expenses			(238,405)		(238,405)

Balance at December 31, 2006	13,168,081	$104,248,456	$25,001,295	$94,255	$129,344,006

See Notes to Consolidated Financial Statements.

Index

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

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2006, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2006, 2005 and 2004. These rates have been approved by either the BPU or PSC:

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

Index

(e) Customers’ Advances for Construction - Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties. These contributions are recorded as Customers’ Advances for Construction. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant. After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction - Contributions in Aid of Construction include direct non-refundable contributions of water utility plant and/or cash and the portion of Customers’ Advances for Construction that become non-refundable.

Advances and Contributions are not depreciated in accordance with BPU and PSC requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2006, 2005 and 2004 approximately $0.6 million, $0.5 million and $0.6 million, respectively of AFUDC was added to the cost of construction projects. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for the years ended December 31, 2006, 2005 and 2004 for Middlesex and Tidewater were 7.37% and 8.15%, respectively.

(g) Accounts Receivable - We record bad debt expense based on historical write-offs. The allowance for doubtful accounts was $0.3 million at December 31, 2006, and $0.2 million at December 31, 2005 and 2004. The corresponding expense for the year ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.2 million and $0.1 million, respectively.

(h) Revenues - General metered customer’s bills for regulated water service are typically comprised of two components; a fixed service charge and a volumetric or consumption charge. Revenues from general metered service water customers, except Tidewater, include amounts billed in arrears on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate conditions. Actual billings may differ from our estimates. Revenues are adjusted in the period that the difference is identified. Tidewater customers are billed in advance for their fixed service charge and these revenues are recognized as the service is provided to the customer.

Southern Shores is an unmetered system. Customers are billed a fixed service charge in advance at the beginning of each month and revenues are recognized as earned. Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are not significant, are recorded upon approval of the amount by the City of Perth Amboy.

USA bills customers on a quarterly or annual basis for its LineCareSM service line maintenance program. Quarterly amounts billed are recognized as earned. Amounts that are billed on an annual basis are deferred and recognized as revenue ratably over the year.

Index

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

(m) Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this interpretation to materially impact the Company’s results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158), which the Company has adopted for the year ended December 31, 2006. SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability on the balance sheet and recognition of changes in that funded status in the year in which the changes occur generally through comprehensive income. For an underfunded plan, the incremental liability to be recorded is the difference between the projected benefit obligation and the fair value of plan assets. SFAS No. 87, “Employers' Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) allowed for deferred recognition of this liability through amortization of this difference over time. Under SFAS 158, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 were not yet recognized as components of net periodic benefit cost, will be recognized as a component of Other Comprehensive Income (net of tax). SFAS 158 also recognizes an adjustment to the beginning balance of retained earnings (net of tax) for any transition obligation remaining from the initial application of SFAS 87 and SFAS 106. Such amounts subsequently will be amortized as a component of net periodic benefit cost. See Note 7 - Employee Benefits for additional disclosures.

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment” (SFAS 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement was originally effective for quarters beginning after June 15, 2005, however on April 14, 2005, the Securities and Exchange Commission adopted a rule which makes the provisions of SFAS 123(R) effective for the first annual reporting period beginning after June 15, 2005 (January 1, 2006 for the Company). The

Index

Company previously recognized compensation expense at fair value for stock-based payment awards in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” and the adoption of this standard did not have a material impact on its financial position, results of operations, or cash flows.

(n) Other Comprehensive Income - Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded into a separate section of capitalization on the consolidated balance sheets. The Company’s accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized gains on investment holdings.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 89% of Operating Revenues and 98% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service, and who were hired as of March 31, 2007. The discount rate utilized for determining pension costs decreased from 6.00% for the year ended December 31, 2004 to 5.88% for the year ended December 31, 2005 to 5.52% for the year ended December 31, 2006. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Note 2 - Rate and Regulatory Matters

On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The request is intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. Since June 27, 2006, Tidewater has been billing and recognizing additional revenues through a 15% interim rate increase subject to refund as allowed under PSC regulations. A settlement was reached amongst the parties which concluded that a 26.9% overall increase in base rates would be implemented. The PSC approved the settlement and the remaining 11.9% increase was put into effect on February 28, 2007.

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

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007. Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

Index

	(Thousands ofDollars) Years Ended December 31,
Regulatory Assets	2006	2005	Remaining Recovery Periods
Postretirement Benefits	$11,130	$610	Various
Income Taxes	6,813	6,167	Various
Tank Painting	275	352	3-9 years
Rate Cases and Other	124	340	Up to 3 years
Total	$18,342	$7,469

Postretirement benefits include pension and other postretirement benefits that have been recorded on the Consolidated Balance Sheet upon adoption of SFAS 158 as of December 31, 2006. These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of deprecation expense. As of December 31, 2006 and 2005, the Company has approximately $6.2 million and $5.6 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.8 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Index

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	Years Ended December 31, (Thousands of Dollars)
	2006	2005	2004
Income Tax at Statutory Rate	$5,155	$3,982	$4,168
Tax Effect of:
Utility Plant Related	(338)	(899)	(500)
State Income Taxes - Net	257	176	167
Employee Benefits	(48)	(25)	(25)
Other	15	3	4
Total Income Tax Expense	$5,041	$3,237	$3,814

Income tax expense is comprised of the following:

Current:
Federal	$3,846	$2,889	$3,128
State	298	183	83
Deferred:
Federal	884	160	512
State	92	84	170
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$5,041	$3,237	$3,814

The statutory review period for income tax returns for the years prior to 2003 has been closed.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	Years Ended December 31, (Thousands of Dollars)
	2006	2005
Utility Plant Related	$23,656	$21,827
Customer Advances	(4,189)	(4,250)
Employee Benefits	(3,515)	(3,210)
Other	(173)	(70)
Total Deferred Tax Liability	$15,779	$14,297

Index

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2006, 2005 and 2004 were $7.6 million, $7.4 million and $7.4 million, respectively. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2006, approximately $23.4 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

	(Millions of Dollars) Years Ended December 31,
Purchased Water	2006	2005	2004
Untreated	$2.3	$2.3	$2.2
Treated	1.9	1.9	2.1
Total Costs	$4.2	$4.2	$4.3

Construction -The Company may spend up to $54.6 million in 2007, $81.6 million in 2008 and $58.0 million in 2009 on its construction program.  The development of these estimates is based in part upon projected housing development and sales in Delaware.

Litigation - In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements. Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC”) and, in November 2005, the SFPC denied

Index

Tidewater’s appeal. In December 2005, Tidewater filed an appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware, which is still pending. There are approximately 67 of our other systems that may not meet the Delaware Fire Marshal’s recent interpretation of the fire protection requirements. If the Delaware Fire Marshal’s interpretation of the regulations is upheld upon appeal, we may be required to make corrections to the system at issue and the Delaware Fire Marshal could issue notices of violation and requests for corrective action for some or all of the approximately 67 other community systems. At this time, we cannot predict how many community water systems would ultimately require corrective action if our appeal is unsuccessful nor can we predict the timing and the cost of any required corrective actions. We will apply to the PSC to increase base rates to recover the costs of any such corrective actions. However, if corrective actions need to be taken at several community water systems, our costs could be significant, and to the extent the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

The Court action is currently on hold while the parties, with the assistance of a mediator, have met in an attempt to resolve as many open issues as possible. If any significant issues remain open after these discussions, they will be referred back to the Court for ultimate decision.

The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 - Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2006 and 2005 is summarized below:

	(Millions of Dollars)
	2006	2005
Established Lines at Year-End	$37.0	$40.0
Maximum Amount Outstanding	18.2	16.0
Average Outstanding	9.5	9.2
Notes Payable at Year-End	None	4.0
Weighted Average Interest Rate	6.13%	4.36%
Weighted Average Interest Rate at Year-End	None	5.09%

Middlesex had no outstanding short-term borrowings as of December 31, 2006.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the BPU or PSC, except where otherwise noted.

Index

Common Stock
In November 2006, the Company sold and issued 1,495,000 shares of its common stock in a public offering that was priced at $18.46. The majority of the net proceeds of approximately $26.2 million were used to repay all of the Company’s short-term borrowings outstanding at that time. Remaining proceeds from the public offering will be used to fund a portion of the 2007 capital program.

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 1,700,000 shares. The cumulative number of shares issued under the DRP at December 31, 2006, is 1,581,646. The Company also has shares authorized and outstanding under a restricted stock plan, which is described in Note 7 - Employee Benefit Plans.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2006, no preferred stock dividends were in arrears.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2006 and 2005, 36,898 shares of preferred stock presently authorized were outstanding and there were no dividends in arrears.

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

Long-term Debt
In November 2006, Middlesex issued $3.7 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series GG and HH on November 4, 2006.

In May 2006, Tidewater closed on a $1.0 million loan with the Delaware State Revolving Fund (SRF). The proceeds were used to fund capital improvements for one specific community water system in Delaware. The interest rate on the loan is 4.03% and will have a final maturity on December 1, 2026.

In July 2005 Tidewater closed on a $2.0 million loan with the Delaware SRF. This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects over a two-year period ending in April 2007. The interest rate on any draw-down will be set at 3.49%. In August 2005, Tidewater converted $7.0 million of short-term borrowings to a $7.0 million mortgage-type loan to be repaid over a term of 25 years. This loan bears interest at 6.44%. In September 2005, Tidewater closed on another $7.0 million mortgage-type loan. This loan bears interest at 6.46% and is to be repaid over a term of 26 years.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. With the exception of $15.0 million for repayment for the First Mortgage Bond Series U due in 2009, principal

Index

repayments for the First Mortgage Bonds extend beyond 2011. The aggregate annual principal repayment obligations for all other long-term debt are shown below:

(Millions of Dollars)
Year	Annual Maturities
2007	$2.5
2008	$2.7
2009	$2.7
2010	$2.8
2011	$2.8

The weighted average interest rate on all long-term debt at December 31, 2006 and 2005 was 5.28% and 5.36%, respectively. Except for the Amortizing Secured Notes and Series U First Mortgage Bonds, all of the Company’s outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Environmental Infrastructure Trust program ($29.9 million) and the SRF program ($5.4 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE, FF, GG, and HH First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series GG and HH proceeds can only be used for the 2007 main cleaning and cement lining program. All other bond issuance balances in restricted cash are for debt service requirements.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2006. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2006		2005		2004
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$10,039	11,844	$8,476	11,445	$8,446	11,080
Preferred Dividend	(248)		(251)		(255)
Earnings Applicable to Common Stock	$9,791	11,844	$8,225	11,445	$8,191	11,080

Basic EPS	$0.83		$0.72		$0.74

Diluted:
Earnings Applicable to Common Stock	$9,791	11,844	$8,225	11,445	$8,191	11,080

$7.00 Series Dividend	97	167	101	175	104	179
$8.00 Series Dividend	96	164	96	164	96	164
Adjusted Earnings Applicable to Common Stock	$9,984	12,175	$8,422	11,784	$8,391	11,423
Diluted EPS	$0.82		$0.71		$0.73

Index

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues. The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars) At December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$101,124	$103,083	$98,376	$101,080
State Revolving Bonds	$1,307	$1,340	$1,374	$1,402

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2006 and 2005 was $30.8 million and $30.3 million, respectively. Customer advances for construction have a carrying amount of $19.2 million and $17.2 million at December 31, 2006 and 2005, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension
The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. Employees hired after March 31, 2007 are not eligible to participate in this plan, but will be able to participate in a defined contribution plan that provides an annual contribution at the discretion of the Company based upon a percentage of the participants’ compensation. Eligibility requirements for the defined contribution plan are the same as the defined benefit plan. In addition, the Company maintains an unfunded supplemental pension plan for its executive officers. The Accumulated Benefit Obligation for all pension plans at December 31, 2006 was $22.1 million.

Postretirement Benefits Other Than Pensions
The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2006 and 2005 were $0.5 million and $0.6 million, respectively.

The Company adopted SFAS 158 on December 31, 2006. Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s

Index

rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71). Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company recorded underfunded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.

The following table summarizes the effect of adopting SFAS 158 on the Company’s Consolidated Balance Sheet as of December 31, 2006.

Assets:	Pre- Adoption	SFAS 158 Adoption	Post- Adoption
Regulatory Assets - Employee Benefits	$524	$10,606	$11,130
Deferred Charges and Other Assets- Employee Benefits	214	(214)	-

Liabilities and Equity:
Employee Benefit Plans	6,567	10,129	16,696

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s pension plans and other postretirement benefits for 2006 following the disclosure requirements of SFAS 158 and for 2005 following the disclosure requirements prior to the adoption of SFAS 158.

Index

	(Thousands of Dollars) Years Ended December 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Reconciliation of Projected Benefit Obligation
Beginning Balance	$29,666	$26,099	$15,247	$11,133
Service Cost	1,311	1,126	756	621
Interest Cost	1,703	1,559	804	771
Actuarial (Gain)/Loss	544	2,141	(1,655)	3,130
Benefits Paid	(1,496)	(1,259)	(454)	(408)
Ending Balance	$31,728	$29,666	$14,698	$15,247
Reconciliation of Plan Assets at Fair Value
Beginning Balance	$20,338	$19,510	$4,666	$3,430
Actual Return on Plan Assets	2,578	885	1,045	225
Employer Contributions	1,608	1,202	1,444	1,419
Benefits Paid	(1,496)	(1,259)	(454)	(408)
Ending Balance	$23,028	$20,338	$6,701	$4,666

Funded Status	$(8,700)	$(9,328)	$(7,997)	$(10,581)
Amounts Not Recognized in the Consolidated Balance Sheets
Unrecognized Net Transition Obligation	-	-	-	947
Unrecognized Net Actuarial (Gain)/Loss	-	5,163	-	7,533
Unrecognized Prior Service Cost	-	81	-	(3)

Net Amount Recognized	$(8,700)	$(4,084)	$(7,997)	$(2,104)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Accrued Benefit Cost	$-	$(4,084)	$-	$(2,104)
Additional Minimum Liability	-	(476)	-	-
Intangible Asset	-	79	-	-
Accumulated Other Comprehensive Income (pre-tax)	-	397	-	-
Current Liability	(308)	-	-	-
Noncurrent Liability	(8,392)	-	(7,997)	-
Net Liability Recognized	$(8,700)	$(4,084)	$(7,997)	$(2,104)

Separate Disclosure for Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation	$-	$25,822
Accumulated Benefit Obligation	-	21,500
Fair Value of Plan Assets	-	20,338

Index

	(Thousands of Dollars) Years Ended December 31,
	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$1,311	$1,126	$746	$756	$622	$426
Interest Cost	1,703	1,559	1,387	804	771	580
Expected Return on Plan Assets	(1,608)	(1,547)	(1,492)	(330)	(275)	(213)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial (Gain)/Loss	258	49	-	443	482	292
Amortization of Prior Service Cost	11	92	92	-	-	-
Net Periodic Benefit Cost	$1,675	$1,279	$733	$1,808	$1,735	$1,220

	2006	2005	2004	2006	2005	2004

Weighted Average Assumptions:
Expected Return on Plan Assets	8.00%	8.00%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	5.89%	5.52%	5.88%	5.89%	5.52%	5.88%
Benefit Cost	5.52%	5.88%	6.00%	5.52%	5.88%	6.00%
Compensation Increase for:
Benefit Obligation	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Benefit Cost	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The compensation increase assumption for Other Benefits is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

A 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006 and assumed to decline by 1.0% per year through 2008 and by 0.5% per year to 5% by year 2011. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Benefit Cost	$377	$(282)
Effect on Benefit Obligation	2,719	(2,113)

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Pension Benefits	Other Benefits
2007	$1,500	$502
2008	1,568	524
2009	1,539	564
2010	1,547	583
2011	1,612	599
2012-2016	9,004	3,536
Totals	$16,770	$6,308

Index

Benefit Plans Assets

The allocation of plan assets at December 31, 2006 and 2005, by asset category is as follows:

	Pension Plan		Other Benefits
Asset Category	2006	2005	2006	2005	Target	Range
Equity Securities	60.0%	63.7%	48.5%	56.3%	60%	30-65%
Debt Securities	36.9	33.4	33.0	41.0	38%	25-70%
Cash	3.1	2.9	18.5	2.7	2%	0-10%
Total	100.0%	100.0%	100.0%	100.0%

Two outside investment firms each manage a portion of the pension plan asset portfolio. One of those investment firms also manages the other postretirement benefits assets. Quarterly meetings are held between the Company’s Pension Committee of the Board of Directors and the investment managers to review their performance and asset allocation. If the actual asset allocation is outside the targeted range, the Pension Committee reviews current market conditions and advice provided by the investment managers to determine the appropriateness of rebalancing the portfolio.

The objective of the Company is to maximize the long-term return on benefit plan assets, relative to a reasonable level of risk, maintain a diversified investment portfolio and maintain compliance with the Employee Retirement Income Security Act of 1974. The expected long-term rate of return is based on the various asset categories in which plan assets are invested and the current expectations and historical performance for these categories.

Equity securities include Middlesex common stock in the amounts of $0.7 million (3.2% of total plan assets) and $0.7 million (3.3% of total plan assets) at December 31, 2006 and 2005, respectively.

For the pension plan, Middlesex made total cash contributions of $1.6 million in 2006 and expects to make cash contributions of approximately $1.8 million in 2007.

For the postretirement health benefit plan, Middlesex made cash contributions of $1.4 million in 2006 and expects to make contributions of approximately $1.6 million in 2007.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.3 million for each of the years ended December 31, 2006, 2005 and 2004. As described above, employees hired after March 31, 2007 may be eligible to participate in a defined contribution plan that intends to provide an annual cash contribution to each participant’s account based upon a percentage of the eligible participants’ compensation. The timing and extent of any contributions are at the discretion of the Company.

Stock-Based Compensation
The Company maintains a Restricted Stock Plan, under which 63,837 shares of the Company's common stock were held in escrow by the Company as of December 31, 2006 for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares.

Index

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with SFAS No.123(R), “Share-Based Payment.” Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the Restricted Stock Plan:

	Shares	Unearned Compensation	Weighted Average Grant Price
Balance, January 1, 2004	69,400	$612,172

Granted	14,900	265,367	$17.81
Vested	(19,067)
Amortization of Compensation Expense		(271,298)
Balance, December 31, 2004	65,233	606,241

Granted	19,000	435,713	$22.95
Vested	(28,166)
Amortization of Compensation Expense		(342,122)
Balance, December 31, 2005	56,067	699,832

Granted	21,027	404,520	$19.24
Vested	(11,009)
Forfeited	(2,248)	(38,339)
Amortization of Compensation Expense		(271,159)
Balance, December 31, 2006	63,837	$794,854

Note 8 - Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

Index

	(Thousands of Dollars) Twelve Months Ended December 31,
Operations by Segments:	2006	2005	2004
Revenues:
Regulated	$71,948	$66,317	$60,745
Non - Regulated	9,317	8,416	10,366
Inter-segment Elimination	(204)	(120)	(120)
Consolidated Revenues	$81,061	$74,613	$70,991

Operating Income:
Regulated	$20,062	$16,390	$16,075
Non - Regulated	1,256	828	858
Consolidated Operating Income	$21,318	$17,218	$16,933

Depreciation:
Regulated	$6,936	$6,357	$5,762
Non - Regulated	124	103	84
Consolidated Depreciation	$7,060	$6,460	$5,846

Other Income, Net:
Regulated	$951	$836	$892
Non - Regulated	(78)	---	(1)
Inter-segment Elimination	(99)	(96)	(96)
Consolidated Other Income, Net	$774	$740	$795

Interest Expense:
Regulated	$7,012	$6,245	$5,469
Non - Regulated	99	96	96
Inter-segment Elimination	(99)	(96)	(96)
Consolidated Interest Charges	$7,012	$6,245	$5,469

Net Income:
Regulated	$9,417	$8,037	$7,993
Non - Regulated	622	439	453
Consolidated Net Income	$10,039	$8,476	$8,446

Capital Expenditures:
Regulated	$30,122	$25,016	$28,669
Non - Regulated	238	272	210
Total Capital Expenditures	$30,360	$25,288	$28,879

Index

	As of December 31,	As of December 31,
	2006	2005
Assets:
Regulated	$366,149	$320,889
Non - Regulated	6,808	5,912
Inter-segment Elimination	(2,690)	(2,418)
Consolidated Assets	$370,267	$324,383

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2006 and 2005 are as follows:

	(Thousands of Dollars, Except per Share Data)
	1st	2nd	3rd	4th	Total
2006
Operating Revenues	$18,230	$21,037	$22,632	$19,162	$81,061
Operating Income	3,973	6,149	6,858	4,338	21,318
Net Income	1,812	2,968	3,377	1,882	10,039
Basic Earnings per Share	$0.15	$0.25	$0.29	$0.14	$0.83
Diluted Earnings per Share	$0.15	$0.25	$0.28	$0.14	$0.82

2005
Operating Revenues	$16,743	$18,431	$20,832	$18,607	$74,613
Operating Income	3,171	4,259	6,013	3,775	17,218
Net Income	1,380	1,946	3,024	2,126	8,476
Basic Earnings per Share	$0.12	$0.17	$0.26	$0.17	$0.72
Diluted Earnings per Share	$0.12	$0.16	$0.26	$0.17	$0.71

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP (D&T) was previously the independent registered public accounting firm for Middlesex Water Company (the Company). On March 31, 2006, the Audit Committee of the Registrant’s Board of Directors agreed to engage Beard Miller Company LLP (BMC) as its independent registered public accounting firm to replace D&T, effective for fiscal year 2006, including the Company’s audit for the year ended December 31, 2006. The change was made after the Audit Committee reviewed proposals from three independent accounting firms, including D&T.

D&T’s audit reports on the Company's consolidated financial statements for each of the past two fiscal years ended December 31, 2005 and December 31, 2004 did not contain any adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of D&T on management's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2005 and 2004, and through April 5, 2006, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to D&T’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports of the financial statements for such years. During the two most recent fiscal years ended December 31, 2005 and 2004, and through April 5, 2006, there was one reportable event. On November 9, 2005, the Company informed D&T of an identified material weakness in internal controls related to recording and reporting construction advances and contributions for utility plant. Subsequent to the notification, the

Index

Company filed an amended Form 10-K for the year ended December 31, 2004 and Form 10-Q’s for the quarters ended March 31, 2005 and June 30, 2005. The material weakness identified is discussed in Item 9A of the Company’s Form 10-K/A for the year ended December 31, 2004.

We have provided D&T with a copy of the foregoing disclosures and requested from them a letter indicating whether they agree with these disclosures. A copy of their letter dated April 5, 2006 is attached as Exhibit 16 hereto.

During the Company’s two most recent fiscal years and through March 31, 2006, the Company did not consult with BMC regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of disagreement or reportable events.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2006. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Accordingly, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Index

(2) Management’s Report on Internal Control Over Financial Reporting

The management of Middlesex Water Company (Middlesex or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13A-15(f) and 15d-15(f). Middlesex’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors of adequate preparation and fair presentation of the published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on our assessment, we believe that as of December 31, 2006, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has issued their report on our assessment of the Company’s internal control over financial reporting. This report appears on pages 57 and 58.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Iselin, New Jersey
March 13, 2007

Index

(3) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Middlesex Water Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Middlesex Water Company (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the consolidated statement of capital stock and long-term debt of the Company as of December 31, 2006, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for the year ended December 31,

Index

2006, and our report dated March 13, 2007 expressed an unqualified opinion on these consolidated financial statements.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2007

Item 9B. Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this annual report:

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2006 and 2005.

Consolidated Statements of Common Stockholders Equity and Comprehensive Income for each of the three years in the period ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See Exhibit listing immediately following the signature page.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director
Date:	March 13, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 13, 2007.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and Chief Financial Officer

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director

By:	/s/ J. Richard Tompkins
J. Richard Tompkins
Chairman of the Board and Director

By:	/s/ Annette Catino
Annette Catino
Director

By:	/s/ John C. Cutting
John C. Cutting
Director

By:	/s/ John R. Middleton
John R. Middleton
Director

By:	/s/ John P. Mulkerin
John P. Mulkerin
Director

By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director

By:	/s/ Jeffries Shein
Jeffries Shein
Director

Index

EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits. Exhibits designated with a dagger (t) are management contracts or compensatory plans.
Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 of 1998 Form 10-K.
3.2	Bylaws of the Company, as amended, filed as Exhibit 3.2 of 2005 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of 2003 Form 10-K/A-2.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
4.2	Registration Statement, Form S-3, under Securities Act of 1933 filed February 3, 1987, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	33-11717
4.3	Revised Prospectus relating to the Dividend Reinvestment and Common Stock Purchase Plan, Submitted to the Securities and Exchange Commission, January 20, 2000.	33-11717
4.4	Post Effective Amendments No. 7, Form S-3, under Securities Act of 1933 filed February 1, 2002, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	33-11717
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of November 17, 1986, between the Company and the Old Bridge Municipal Utilities Authority.	33-31476	10.12
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13

Index
EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.6
Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12	Copy of 1989 Restricted Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 25, 1997.	33-31476	10.22
(t)10.13(a)	Employment Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(i) of 2004 Form 10-K.
(t)10.13(b)	Employment Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.15(c) of 1999 Third Quarter Form 10-Q.
(t)10.13(c)	Employment Agreement between Middlesex Water Company and Ronald F. Williams, as filed as Exhibit 10.15(g) of 1999 Third Quarter Form 10-Q.
(t)10.13(d)	Employment Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of 2003 Form 10-K.
(t)10.13(e)	Employment Agreement between Middlesex Water Company and Kenneth J. Quinn, filed as Exhibit 10.13(e) of 2003 Form 10-K.
(t)10.13(f)	Employment Agreement between Middlesex Water Company and James P. Garrett, filed as Exhibit 10.13(f) of 2003 Form 10-K.
(t)10.13(g)	Employment Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of 2003 Form 10-K.
(t)10.13(h)	Consulting Agreement between Middlesex Water Company and J. Richard Tompkins, filed as Exhibit 10.13(h) of 2005 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
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

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
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

10.29	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of 2006 First Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.30
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG).

*10.31
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH).

*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Beard Miller Company LLP.
*23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.