Form 10-Q
period 2007-03-31
MIDDLESEX WATER CO
filed 2007-05-08
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1114430 (IRS employer identification no.)

1500 Ronson Road, Iselin, NJ  08830
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
Yes ☑                      No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of  May 7, 2007: Common Stock, No Par Value: 13,187,763 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2007	2006

Operating Revenues	$18,988	$18,230

Operating Expenses:
Operations	10,192	9,646
Maintenance	978	739
Depreciation	1,845	1,668
Other Taxes	2,251	2,204

Total Operating Expenses	15,266	14,257

Operating Income	3,722	3,973

Other Income (Expense):
Allowance for Funds Used During Construction	112	113
Other Income	226	58
Other Expense	(5)	(2)

Total Other Income, net	333	169

Interest Charges	1,384	1,515

Income before Income Taxes	2,671	2,627

Income Taxes	902	815

Net Income	1,769	1,812

Preferred Stock Dividend Requirements	62	62
Earnings Applicable to Common Stock	$1,707	$1,750

Basic	$0.13	$0.15
Diluted	$0.13	$0.15

Average Number of Common Shares Outstanding:
Basic	13,176	11,594
Diluted	13,507	11,925

Cash Dividends Paid per Common Share	$0.1725	$0.1700

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
		March 31,	December 31,
ASSETS		2007	2006
UTILITY PLANT:	Water Production	$96,840	$95,324
	Transmission and Distribution	247,955	243,959
	General	24,154	25,153
	Construction Work in Progress	6,113	6,131
	TOTAL	375,062	370,567
	Less Accumulated Depreciation	61,026	59,694
	UTILITY PLANT - NET	314,036	310,873

CURRENT ASSETS:	Cash and Cash Equivalents	5,238	5,826
	Accounts Receivable, net	9,124	8,538
	Unbilled Revenues	4,078	4,013
	Materials and Supplies (at average cost)	1,425	1,306
	Prepayments	910	1,229
	TOTAL CURRENT ASSETS	20,775	20,912

DEFERRED CHARGES	Unamortized Debt Expense	2,999	3,014
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	4,099	3,436
	Regulatory Assets	20,336	18,342
	Restricted Cash	6,275	6,850
	Non-utility Assets - Net	6,527	6,255
	Other	417	585
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	40,653	38,482
	TOTAL ASSETS	$375,464	$370,267

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$104,597	$104,248
	Retained Earnings	24,421	25,001
	Accumulated Other Comprehensive Income (Loss), net of tax	103	94
	TOTAL COMMON EQUITY	129,121	129,343
	Preferred Stock	3,958	3,958
	Long-term Debt	130,270	130,706
	TOTAL CAPITALIZATION	263,349	264,007

CURRENT	Current Portion of Long-term Debt	2,553	2,501
LIABILITIES:	Accounts Payable	5,023	5,491
	Accrued Taxes	9,057	6,684
	Accrued Interest	896	1,880
	Unearned Revenues and Advanced Service Fees	608	601
	Other	1,240	984
	TOTAL CURRENT LIABILITIES	19,377	18,141

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	19,671	19,246
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,793	1,813
	Accumulated Deferred Income Taxes	17,788	15,779
	Employee Benefit Plans	17,093	16,388
	Regulatory Liability - Cost of Utility Plant Removal	6,366	6,200
	Other	538	527
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	63,249	59,953

CONTRIBUTIONS IN AID OF CONSTRUCTION		29,489	28,166
	TOTAL CAPITALIZATION AND LIABILITIES	$375,464	$370,267

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,769	$1,812
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,995	1,865
Provision for Deferred Income Taxes and ITC	128	(44)
Cash Surrender Value of Life Insurance	(56)	(104)
Equity Portion of AFUDC	(54)	(52)
Changes in Assets and Liabilities:
Accounts Receivable	(209)	1,506
Unbilled Revenues	(65)	(126)
Materials & Supplies	(119)	(110)
Prepayments	319	302
Other Assets	(210)	(229)
Accounts Payable	(468)	(1,938)
Accrued Taxes	2,369	2,415
Accrued Interest	(984)	(979)
Employee Benefit Plans	706	269
Unearned Revenue & Advanced Service Fees	8	33
Other Liabilities	267	7

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,396	4,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $58 in 2007 and $61 in 2006	(3,620)	(4,610)
Restricted Cash	599	98
Preliminary Survey & Investigation Charges	(663)	(574)

NET CASH USED IN INVESTING ACTIVITIES	(3,684)	(5,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(425)	(343)
Proceeds from Issuance of Long-term Debt	41	-
Net Short-term Bank Borrowings (Repayments)	-	3,200
Deferred Debt Issuance Expenses	(30)	-
Common Stock Issuance Expense	(15)	-
Restricted Cash	(23)	(6)
Proceeds from Issuance of Common Stock	349	406
Payment of Common Dividends	(2,272)	(1,970)
Payment of Preferred Dividends	(62)	(62)
Construction Advances and Contributions-Net	137	(451)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,300)	774
NET CHANGES IN CASH AND CASH EQUIVALENTS	(588)	315
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,826	2,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,238	$3,299

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,610	$1,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,461	$2,562
Interest Capitalized	$(58)	$(61)
Income Taxes	$15	$100

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands except share and per share amounts)

	March 31,	December 31,
	2007	2006
Common Stock, No Par Value
Shares Authorized - 20,000,000
Shares Outstanding - 2007 - 13,184,376	$104,597	$104,248
2006 - 13,168,081

Retained Earnings	24,421	25,001
Accumulated Other Comprehensive Income (Loss), net of tax	103	94
TOTAL COMMON EQUITY	$129,121	$129,343

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100,000
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
Shares Authorized - 139,497
Convertible:
Shares Outstanding, $7.00 Series - 13,881	1,457	1,457
Shares Outstanding, $8.00 Series - 12,000	1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1,017	102	102
Shares Outstanding, $4.75 Series - 10,000	1,000	1,000
TOTAL PREFERRED STOCK	$3,958	$3,958

Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021	$2,873	$2,896
6.25%, Amortizing Secured Note, due May 22, 2028	8,890	8,995
6.44%, Amortizing Secured Note, due August 25, 2030	6,556	6,627
6.46%, Amortizing Secured Note, due September 19, 2031	6,837	6,907
4.22%, State Revolving Trust Note, due December 31, 2022	723	739
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,100	3,100
3.49%, State Revolving Trust Note, due January 25, 2027	603	598
4.03%, State Revolving Trust Note, due December 1, 2026	951	914
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	730	730
0.00%, State Revolving Fund Bond, due September 1, 2021	567	577
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	636	647
4.25% to 4.63%, Series Y, due September 1, 2018	820	820
0.00%, Series Z, due September 1, 2019	1,428	1,455
5.25% to 5.75%, Series AA, due September 1, 2019	1,890	1,890
0.00%, Series BB, due September 1, 2021	1,774	1,805
4.00% to 5.00%, Series CC, due September 1, 2021	2,090	2,090
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	7,420	7,482
3.00% to 5.50%, Series FF, due September 1, 2024	8,735	8,735
0.00%, Series GG, due September 1, 2026	1,750	1,750
4.00% to 5.00%, Series HH, due September 1, 2026	1,950	1,950
SUBTOTAL LONG-TERM DEBT	132,823	133,207
Less: Current Portion of Long-term Debt	(2,553)	(2,501)
TOTAL LONG-TERM DEBT	$130,270	$130,706

See Notes to Condensed Consolidated Financial Statements.

Index

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

The consolidated notes within the 2006 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. Information included in the Balance Sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation was effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The adoption of this interpretation had no impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB’S Emerging Issues Task Force reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 provides clarification for determining the amounts that could be realized by policyholders in accounting for life insurance contracts. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Adoption of EITF 06-5 had no material impact on the Company’s consolidated financial statements.

Note 2 – Rate Matters

Middlesex filed for an $8.9 million, or 16.5% base rate increase with the New Jersey Board of Public Utilities (BPU) on April 18, 2007. The requested increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request. We do not expect a decision on this matter until the first quarter of 2008.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007.  The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007.  The Company is in the process of renegotiating the rate schedule.

Index

Note 3 – Capitalization

Common Stock–During the three months ended March 31, 2007, there were 16,295 common shares ($0.3 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).  Middlesex has filed with the BPU an application to increase the number of shares authorized under the DRP from 1.7 million to 2.3 million shares.  A decision on this matter is expected during the second quarter of 2007.

Long-term Debt– Middlesex filed an application with the BPU seeking approval to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program.  If approved by the BPU, the Company expects to complete the transaction in November 2007.  Proceeds from this financing will be used for the ongoing main cleaning and lining project in 2008.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended March 31,
Basic:	2007	Shares	2006	Shares
Net Income	$1,769	13,176	$1,812	11,594
Preferred Dividend	(62)		(62)
Earnings Applicable to Common Stock	$1,707	13,176	$1,750	11,594

Basic EPS	$0.13		$0.15

Diluted:
Earnings Applicable to Common Stock	$1,707	13,176	$1,750	11,594
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	24	164	24	164
Adjusted Earnings Applicable to Common Stock	$1,755	13,507	$1,798	11,925

Diluted EPS	$0.13		$0.15

Index

Note 5 – Business Segment Data

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

	(In Thousands) Three Months Ended March 31,
Operations by Segments:	2007	2006
Revenues:
Regulated	$16,688	$16,001
Non – Regulated	2,345	2,259
Inter-segment Elimination	(45)	(30)
Consolidated Revenues	$18,988	$18,230
Operating Income:
Regulated	$3,466	$3,703
Non – Regulated	256	270
Consolidated Operating Income	$3,722	$3,973

Net Income:
Regulated	$1,636	$1,666
Non – Regulated	133	146
Consolidated Net Income	$1,769	$1,812

Capital Expenditures:
Regulated	$3,525	$4,591
Non – Regulated	95	19
Total Capital Expenditures	$3,620	$4,610

	As of March 31, 2007	As of December 31, 2006
Assets:
Regulated	$371,182	$366,149
Non – Regulated	7,105	6,808
Inter-segment Elimination	(2,823)	(2,690)
Consolidated Assets	$375,464	$370,267

Index

Note 6 – Short-term Borrowings

As of March 31, 2007, the Company had established lines of credit aggregating $37.0 million.  At March 31, 2007, the Company had no outstanding borrowings under these credit lines.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Note 7 – Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy, New Jersey (Perth Amboy) water and wastewater systems under contract through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2007 are $7.8 million. The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2007, approximately $23.4 million of the Series C Serial Bonds remained outstanding.

Middlesex is obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as guarantor, Perth Amboy is required to reimburse the Company. There are other provisions in the agreement that  make it unlikely that we would be required to perform under the guarantee, such as scheduled annual rate increases for water and wastewater services as well as rate increases that may be implemented at anytime by Perth Amboy. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

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

Index

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2007	2006

Purchased Water
Treated	$460	$462
Untreated	598	567
Total Costs	$1,058	$1,029

Construction – The Company may spend up to $32.1 million on its construction program in 2007.

Litigation – In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware State Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements.  Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC”) and, in November 2005, the SFPC denied Tidewater’s appeal.  In December 2005, Tidewater filed an appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware, which is still pending.  There are approximately 67 of our other systems that may not meet the Delaware Fire Marshal’s recent interpretation of the fire protection requirements.  If the Delaware Fire Marshal’s interpretation of the regulations is upheld upon appeal, we may be required to make corrections to the system at issue and the Delaware Fire Marshal could issue notices of violation and requests for corrective action for some or all of the approximately 67 other community systems.  At this time, we cannot predict how many community water systems would ultimately require corrective action if our appeal is unsuccessful nor can we predict the timing and the cost of any required corrective actions.  We will apply to the PSC to increase base rates to recover the costs of any such corrective actions.  However, if corrective actions need to be taken at several community water systems, our costs could be significant, and to the extent the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

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

Change in Control Agreements – The Company has Change in Control Agreements with certain of its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company expects to make cash contributions of $1.5 million to the plan in the second quarter of 2007. The Company also maintains an unfunded supplemental retirement benefit plan

Index

for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions– The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make cash contributions to the plan of approximately $1.6 million beginning in the third quarter of 2007.

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006

Service Cost	$320	$310	$185	$177
Interest Cost	453	430	212	217
Expected Return on Assets	(456)	(415)	(135)	(90)
Amortization of Unrecognized Losses	66	57	68	129
Amortization of Unrecognized Prior Service Cost	2	-	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$385	$382	$364	$467

Note 9 – Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 63,837 shares of the Company's common stock are held in escrow by the Company as of March 31, 2007 for key employees. Such stock is subject to  forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. There were no grants, vesting or forfeitures of restricted stock during the three months ended March 31, 2007.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R). Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended March 31, 2007 and 2006 was $0.1 million. Total unearned compensation related to restricted stock was $0.7 million at March 31, 2007.

Index

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands) Three Months Ended March 31,
	2007	2006

Net Income	$1,769	$1,812

Other Comprehensive Income:
Change in Value of Equity Investments, Net of Income Tax	8	1
Other Comprehensive Income	8	1

Comprehensive Income	$1,777	$1,813

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Forward-Looking Statements
Certain statements contained in this quarterly report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

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

Index

Many of these factors are beyond the Company’s ability to control or predict.  Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the Company’s understanding as of the date of this report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Tidewater and Southern Shores provide water services to approximately 30,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 120 residential retail customers. White Marsh serves approximately 5,000 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

Our USA subsidiary provides customers both inside and outside of our service territories a service line maintenance program called LineCareSM. In the first quarter of 2007 we introduced a similar program for wastewater customers called LineCare+SM.

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

Index

Recent Developments

Rate Increases

Middlesex filed for an $8.9 million, or 16.5% base rate increase with the New Jersey Board of Public Utilities (BPU) on April 18, 2007. The requested increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request. We do not expect a decision on this matter until the first quarter of 2008.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007.  The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007.  The Company is in the process of renegotiating the rate schedule.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88% of total revenues and 92% of net income for the three months ended March 31, 2007 and 2006. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2007

	(In Thousands) Three Months Ended March 31,
	2007			2006
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$16,688	$2,300	$18,988	$16,001	$2,229	$18,230
Operations and maintenance expenses	9,216	1,954	11,170	8,512	1,873	10,385
Depreciation expense	1,814	31	1,845	1,641	27	1,668
Other taxes	2,192	59	2,251	2,145	59	2,204
Operating income	3,466	256	3,722	3,703	270	3,973

Other income	333	---	333	169	---	169
Interest expense	1,359	25	1,384	1,488	27	1,515
Income taxes	804	98	902	718	97	815
Net income	$1,636	$133	$1,769	$1,666	$146	$1,812

Operating revenues for the three months ended March 31, 2007 increased $0.8 million, or 4.2%, from the same period in 2006 due to customer growth and rate relief in our Delaware service territories. The implementation of a 15% interim rate increase in June 2006 and the 12% final increase on February 28, 2007 provided an additional $0.5 million of revenues. Customer growth contributed $0.3 million of revenues.  Consumption

Index

revenues in our Middlesex system were lower by $0.1 million.  This decline was offset by revenue increases in our other subsidiaries.

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

Operation and maintenance expenses for the three months ended March 31, 2007 increased $0.8 million or 7.6%, compared to the same period in 2006 with labor and benefit costs accounting for $0.6 million of the increase. Continued growth of our Delaware systems required additional personnel, while severe winter weather related system repairs resulted in increased overtime costs in New Jersey. All other operation expenses increased $0.2 million.

Depreciation expense increased $0.2 million, or 10.6%, primarily as a result of a higher level of utility plant in service since March 31, 2006.

Interest expense decreased $0.1 million, primarily due to no short-term borrowings for the quarter compared to the prior year.

Although net income decreased for the quarter ended March 31, 2007 compared to the same period in 2006, income taxes increased $0.1 million. This increase was due to a higher level of financial reporting expenses that are excluded as deductions in the calculation of our income tax liability.

Net income decreased by less than $0.1 million. Basic and diluted earnings per share decreased from $0.15 to $0.13 due to the higher number of shares outstanding. Middlesex sold and issued 1.5 million shares of its common stock in November 2006.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2007, cash flows from operating activities were $5.4 million, an increase of $0.7 million from the prior year. This increase was mostly attributable to the timing of payments for employee medical retirement benefits. The $5.4 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

Our capital spending program for 2007 is currently estimated to be $32.1 million, which is lower by $22.5 million than the amount previously reported in our 2006 Annual Report on Form 10-K. This decrease is due primarily to the slowing of new residential and commercial development in our Delaware service territories.  Included in our revised estimate for 2007 are: $12.1 million for additions and improvements to our Delaware water systems, including the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $6.0 million for infrastructure additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.9 million for the RENEW program, to clean and

Index

cement line approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 732-mile Middlesex system. The capital program also includes $10.1 million for scheduled upgrades to our existing systems in New Jersey. These upgrades consist of $1.9 million for improvements to existing utility plant, $5.6 million for mains, $0.7 million for service lines, $0.4 million for meters, $0.5 million for hydrants, and $1.0 million for other infrastructure needs.

To fund our capital program in 2007, we will utilize remaining proceeds from the November 2006 common stock offering, internally generated funds and funds available under existing New Jersey State Revolving Fund (SRF) program loans (currently, $3.4 million) and Delaware SRF program loans (currently, $2.1 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. We also expect to utilize short-term borrowings through $37.0 million of available lines of credit with several financial institutions. As of March 31, 2007, there were no amounts outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP). From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes.

We currently project that we may be required to expend between $70 million and $100 million for capital projects in 2008 and 2009 combined. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds, proceeds from the DRP and proceeds from additional common stock offerings, as needed to maintain an appropriate capital structure balance.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described above, we have recently received rate relief for Tidewater and Southern Shores. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent Accounting Pronouncements– See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $2.6 million of the current portion of sixteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s

Index

disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company’s internal controls, or in other factors which materially affected internal controls during the quarter ended March 31, 2007.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2007, included in Part I of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

Except as described above, information about risk factors for the three months ended March 31, 2007 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer

Date: May 8, 2007