Form 10-Q
period 2007-06-30
MIDDLESEX WATER CO
filed 2007-08-07
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☑                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2007: Common Stock, No Par Value: 13,203,379 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenues	$21,745	$21,037	$40,732	$39,267

Operating Expenses:
Operations	10,143	10,012	20,335	19,658
Maintenance	1,037	794	2,015	1,533
Depreciation	1,875	1,713	3,720	3,381
Other Taxes	2,411	2,369	4,662	4,573

Total Operating Expenses	15,466	14,888	30,732	29,145

Operating Income	6,279	6,149	10,000	10,122

Other Income:
Allowance for Funds Used During Construction	140	115	252	228
Other Income	282	41	508	99
Other Expense	(8)	(13)	(12)	(14)

Total Other Income, net	414	143	748	313

Interest Charges	1,698	1,808	3,081	3,323

Income before Income Taxes	4,995	4,484	7,667	7,112

Income Taxes	1,682	1,517	2,583	2,332

Net Income	3,313	2,967	5,084	4,780

Preferred Stock Dividend Requirements	62	62	124	124

Earnings Applicable to Common Stock	$3,251	$2,905	$4,960	$4,656

Earnings per share of Common Stock:
Basic	$0.25	$0.25	$0.38	$0.40
Diluted	$0.24	$0.25	$0.37	$0.40

Average Number of
Common Shares Outstanding :
Basic	13,191	11,611	13,184	11,602
Diluted	13,522	11,942	13,515	11,933

Cash Dividends Paid per Common Share	$0.1725	$0.1700	$0.3450	$0.3400

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
		June 30,	December 31,
ASSETS		2007	2006
UTILITY PLANT:	Water Production	$97,588	$95,324
	Transmission and Distribution	250,753	243,959
	General	24,627	25,153
	Construction Work in Progress	8,216	6,131
	TOTAL	381,184	370,567
	Less Accumulated Depreciation	62,199	59,694
	UTILITY PLANT - NET	318,985	310,873

CURRENT ASSETS:	Cash and Cash Equivalents	2,519	5,826
	Accounts Receivable, net	10,470	8,538
	Unbilled Revenues	5,559	4,013
	Materials and Supplies (at average cost)	1,445	1,306
	Prepayments	1,636	1,229
	TOTAL CURRENT ASSETS	21,629	20,912

DEFERRED CHARGES	Unamortized Debt Expense	2,954	3,014
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,026	3,436
	Regulatory Assets	20,387	18,342
	Restricted Cash	6,227	6,850
	Non-utility Assets - Net	6,656	6,255
	Other	410	585
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	41,660	38,482
	TOTAL ASSETS	$382,274	$370,267

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$104,953	$104,248
	Retained Earnings	25,399	25,001
	Accumulated Other Comprehensive Income, net of tax	80	94
	TOTAL COMMON EQUITY	130,432	129,343
	Preferred Stock	3,958	3,958
	Long-term Debt	130,073	130,706
	TOTAL CAPITALIZATION	264,463	264,007

CURRENT	Current Portion of Long-term Debt	2,556	2,501
LIABILITIES:	Notes Payable	800	–
	Accounts Payable	7,502	5,491
	Accrued Taxes	7,988	6,684
	Accrued Interest	1,912	1,880
	Unearned Revenues and Advanced Service Fees	707	601
	Other	1,183	984
	TOTAL CURRENT LIABILITIES	22,648	18,141

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,501	19,246
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,774	1,813
	Accumulated Deferred Income Taxes	18,053	15,779
	Employee Benefit Plans	17,688	16,388
	Regulatory Liability - Cost of Utility Plant Removal	6,501	6,200
	Other	514	527
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	65,031	59,953

CONTRIBUTIONS IN AID OF CONSTRUCTION		30,132	28,166
	TOTAL CAPITALIZATION AND LIABILITIES	$382,274	$370,267

See Notes to Condensed Consolidated Financial Statements.

Index
MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,084	$4,780
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,029	3,762
Provision for Deferred Income Taxes and ITC	235	(98)
Equity Portion of AFUDC	(121)	(105)
Cash Surrender Value of Life Insurance	(205)	(104)
Gain on Sale of Real Estate	(212)	-
Changes in Assets and Liabilities:
Accounts Receivable	(1,555)	431
Unbilled Revenues	(1,546)	(1,196)
Materials & Supplies	(139)	(195)
Prepayments	(407)	(795)
Other Assets	(194)	(295)
Accounts Payable	2,011	(1,056)
Accrued Taxes	1,312	1,361
Accrued Interest	32	28
Employee Benefit Plans	1,300	920
Unearned Revenue & Advanced Service Fees	106	19
Other Liabilities	186	(73)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,916	7,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $131 in 2007 and $123 in 2006	(8,774)	(12,019)
Restricted Cash	647	98
Proceeds from Real Estate Dispositions	273	-
Preliminary Survey & Investigation Charges	(1,590)	(754)

NET CASH USED IN INVESTING ACTIVITIES	(9,444)	(12,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(711)	(555)
Proceeds from Issuance of Long-term Debt	133	1
Net Short-term Bank Borrowings	800	8,600
Deferred Debt Issuance Expenses	(30)	-
Common Stock Issuance Expense	(15)	-
Restricted Cash	(23)	(11)
Proceeds from Issuance of Common Stock	705	767
Payment of Common Dividends	(4,547)	(3,943)
Payment of Preferred Dividends	(124)	(124)
Construction Advances and Contributions-Net	33	(126)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,779)	4,609
NET CHANGES IN CASH AND CASH EQUIVALENTS	(3,307)	(682)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,826	2,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,519	$2,302

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,811	$2,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,098	$3,319
Interest Capitalized	$(131)	$(123)
Income Taxes	$1,518	$2,040

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)
	June 30,	December 31,
	2007	2006
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2007 - 13,200	$104,953	$104,248
2006 - 13,168

Retained Earnings	25,399	25,001
Accumulated Other Comprehensive Income, net of tax	80	94
	$130,432	$129,343

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value
Shares Authorized - 139
Shares Outstanding - 37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 12	1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,958	$3,958

Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021	$2,849	$2,896
6.25%, Amortizing Secured Note, due May 22, 2028	8,785	8,995
6.44%, Amortizing Secured Note, due August 25, 2030	6,487	6,627
6.46%, Amortizing Secured Note, due September 19, 2031	6,766	6,907
4.22%, State Revolving Trust Note, due December 31, 2022	707	739
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,168	3,100
3.49%, State Revolving Trust Note, due January 25, 2027	603	598
4.03%, State Revolving Trust Note, due December 1, 2026	974	914
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	730	730
0.00%, State Revolving Fund Bond, due September 1, 2021	567	577
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	636	647
4.25% to 4.63%, Series Y, due September 1, 2018	820	820
0.00%, Series Z, due September 1, 2019	1,428	1,455
5.25% to 5.75%, Series AA, due September 1, 2019	1,890	1,890
0.00%, Series BB, due September 1, 2021	1,774	1,805
4.00% to 5.00%, Series CC, due September 1, 2021	2,090	2,090
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	7,420	7,482
3.00% to 5.50%, Series FF, due September 1, 2024	8,735	8,735
0.00%, Series GG, due September 1, 2026	1,750	1,750
4.00% to 5.00%, Series HH, due September 1, 2026	1,950	1,950
SUBTOTAL LONG-TERM DEBT	132,629	133,207
Less: Current Portion of Long-term Debt	(2,556)	(2,501)
TOTAL LONG-TERM DEBT	$130,073	$130,706

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

The consolidated notes within the 2006 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. Information included in the Balance Sheet as of December 31, 2006, has been derived from the Company’s audited financial statements for the year ended December 31, 2006.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements–  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation was effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The adoption of this interpretation had no impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 provides clarification for determining the amounts that could be realized by policyholders in accounting for life insurance contracts.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company).  Adoption of EITF 06-5 had no material impact on the Company’s consolidated financial statements.

Note 2 – Rate Matters

Middlesex filed for an $8.9 million or 16.5% base rate increase with the New Jersey Board of Public Utilities (BPU) on April 18, 2007.  The requested increase is intended to recover increased costs of operations,

Index

maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request.  We do not expect a decision on this matter until the first quarter of 2008.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007. The Company is in the process of renegotiating the rate schedule.

Note 3 – Capitalization

Common Stock–During the six months ended June 30, 2007, there were 31,680, common shares (approximately $0.6 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP). Middlesex received approval from the BPU in June 2007 to increase the number of shares authorized under the DRP from 1.7 million to 2.3 million shares.

In May 2007, the Company received shareholders approval to increase the number of authorized shares of common stock from 20 million shares to 40 million shares.

Long-term Debt– Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. The Company expects to complete the transaction in November 2007.  Proceeds from this financing will be used for the ongoing main cleaning and lining project in 2008.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended June 30,
Basic:	2007	Shares	2006	Shares
Net Income	$3,313	13,191	$2,967	11,611
Preferred Dividend	(62)		(62)
Earnings Applicable to Common Stock	$3,251	13,191	$2,905	11,611

Basic EPS	$0.25		$0.25

Diluted:
Earnings Applicable to Common Stock	$3,251	13,191	$2,905	11,611
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	24	164	24	164
Adjusted Earnings Applicable to Common Stock	$3,299	13,522	$2,953	11,942

Diluted EPS	$0.24		$0.25

Index

	Six Months Ended June 30,
Basic:	2007	Shares	2006	Shares
Net Income	$5,084	13,184	$4,780	11,602
Preferred Dividend	(124)		(124)
Earnings Applicable to Common Stock	$4,960	13,184	$4,656	11,602

Basic EPS	$0.38		$0.40

Diluted:
Earnings Applicable to Common Stock	$4,960	13,184	$4,656	11,602
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	48	164	48	164
Adjusted Earnings Applicable to Common Stock	$5,057	13,515	$4,753	11,933

Diluted EPS	$0.37		$0.40

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

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Segments:	2007	2006	2007	2006
Revenues:
Regulated	$19,776	$18,663	$36,462	$34,663
Non – Regulated	2,081	2,404	4,427	4,664
Inter-segment Elimination	(112)	(30)	(157)	(60)
Consolidated Revenues	$21,745	$21,037	$40,732	$39,267
Operating Income:
Regulated	$5,951	$5,746	$9,416	$9,449
Non – Regulated	328	403	584	673
Consolidated Operating Income	$6,279	$6,149	$10,000	$10,122

Net Income:
Regulated	$3,140	$2,740	$4,777	$4,407
Non – Regulated	173	227	307	373
Consolidated Net Income	$3,313	$2,967	$5,084	$4,780

Index

Capital Expenditures:
Regulated	$5,024	$7,209	$8,549	$11,801
Non – Regulated	130	200	225	218
Total Capital Expenditures	$5,154	$7,409	$8,774	$12,019

	As of June 30, 2007	As of December 31, 2006
Assets:
Regulated	$377,728	$366,149
Non – Regulated	7,540	6,808
Inter-segment Elimination	(2,994)	(2,690)
Consolidated Assets	$382,274	$370,267

Note 6 – Short-term Borrowings

As of June 30, 2007, the Company has established lines of credit aggregating $40.0 million. At June 30, 2007, the outstanding borrowings under these credit lines were $0.8 million at a weighted average interest rate of 6.62%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $0.2 million and $9.2 million at 6.62% and 5.91% for the three months ended June 30, 2007 and 2006, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $0.1 million and $7.6 million at 6.62% and 5.82% for the six months ended June 30, 2007 and 2006, respectively.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Note 7 – Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy, New Jersey (Perth Amboy) water and wastewater systems under contract through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2007 are $7.8 million. The fixed fees will increase over the term of the contract to $10.2 million per year.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2007, approximately $23.4 million of the Series C Serial Bonds remained outstanding.

Middlesex is obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. If Middlesex funds any debt service obligations as

Index

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Purchased Water
Treated	$539	$473	$999	$935
Untreated	529	492	1,128	1,059
Total Costs	$1,068	$965	$2,127	$1,994

Construction – The Company expects to spend approximately $32.1 million on its construction program in 2007.

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

Index

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

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service. The Company contributed $1.5 million of cash to the plan on August 3, 2007. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

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

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006

Service Cost	$320	$334	$205	$189
Interest Cost	453	425	224	201
Expected Return on Assets	(456)	(402)	(120)	(83)
Amortization of Unrecognized Losses	66	62	84	111
Amortization of Unrecognized Prior Service Cost	-	3	-	-
Amortization of Transition Obligation	2	-	34	34
Net Periodic Benefit Cost	$385	$422	$427	$452

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006

Service Cost	$639	$644	$411	$366
Interest Cost	907	855	448	419
Expected Return on Assets	(913)	(816)	(241)	(174)
Amortization of Unrecognized Losses	131	119	169	240

Index

Amortization of Unrecognized Prior Service Cost	-	3	-	-
Amortization of Transition Obligation	5	-	68	68
Net Periodic Benefit Cost	$769	$805	$855	$919

Note 9 – Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 63,837 shares of the Company's common stock are held in escrow by the Company as of June 30, 2007 for key employees. Such stock is subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. There were no grants, vesting or forfeitures of restricted stock during the six months ended June 30, 2007.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Share Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three and six months ended June 30, 2007 and 2006 was $0.1 million.  Total unearned compensation related to restricted stock was $0.7 million at June 30, 2007.

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$3,313	$2,967	$5,084	$4,780

Other Comprehensive Income:
Change in Value of Equity Investments, Net of Income Tax	(23)	---	(14)	---
Other Comprehensive Income	(23)	---	(14)	---

Comprehensive Income	$3,290	$2,967	$5,070	$4,780

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

Index

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,300 retail, commercial and fire service customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 31,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 190 residential retail customers. White Marsh serves approximately 5,400 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

USA provides customers both inside and outside of our service territories a service line maintenance program called LineCareSM. In the first quarter of 2007 we introduced a similar program for wastewater customers called LineCare+SM.

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

Recent Developments

Rate Increases

Index

Middlesex filed for an $8.9 million, or 16.5% base rate increase with the New Jersey Board of Public Utilities (BPU) on April 18, 2007. The requested increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since rates were last established in 2005. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our request.  We do not expect a decision on this matter until the first quarter of 2008.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007.  The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007.  The Company is in the process of renegotiating the rate schedule.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 91% of total revenues and 95% of net income for the six months ended June 30, 2007 and 88% of total revenues and 92% of net income for the six months ended June 30, 2006. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended June 30, 2007

	(In Thousands)
	Three Months Ended June 30,
	2007			2006
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$19,776	$1,969	$21,745	$18,663	$2,374	$21,037
Operations and maintenance expenses	9,631	1,549	11,180	8,921	1,885	10,806
Depreciation expense	1,842	33	1,875	1,683	30	1,713
Other taxes	2,352	59	2,411	2,313	56	2,369
Operating income	5,951	328	6,279	5,746	403	6,149

Other income	414	---	414	143	---	143
Interest expense	1,672	26	1,698	1,784	24	1,808
Income taxes	1,553	129	1,682	1,365	152	1,517
Net income	$3,140	$173	$3,313	$2,740	$227	$2,967

Operating revenues for the three months ended June 30, 2007 increased $0.7 million, or 3.4%, from the same period in 2006 due to customer growth and rate relief in our Delaware service territories. The implementation of a 15% interim rate increase in June 2006 and the additional 12% final increase on February 28, 2007 provided an additional $1.0 million of revenues. Customer growth and higher consumption contributed $0.3 million of revenues.  Fees charged to new customers for initial connection to our Delaware water systems were lower by $0.4 million as new residential and commercial development has slowed in our Delaware service territories. Consumption revenues in our Middlesex system were lower by $0.1 million. USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.3 million lower than the same period in 2006 due to lower

Index

pass-through charges.  There was an equal and offsetting amount of lower expenses connected with this management contract.

While we anticipate continued organic customer and consumption growth, particularly in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Customer growth in both the regulated water and wastewater businesses are dependent upon economic conditions surrounding new housing as well as developer construction timetables. Since early 2007, we have experienced a slow down in the rate of customer growth in Delaware.  Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.

Operation and maintenance expenses increased $0.4 million or 3.5%. Labor costs were $0.2 million higher due wage increases and increased headcount to meet the needs of the growing Delaware customer base.  Water production costs were $0.2 million higher due to increased sales in Delaware and higher unit costs for water, electric power and treatment costs in New Jersey.

Depreciation expense increased $0.2 million, or 9.5%, primarily as a result of a higher level of utility plant in service since June 30, 2006.  The $0.2 million increase in other income resulted from the sale of non-utility property.  Interest expense decreased by $0.1 million commensurate with lower short-term borrowings compared to the prior year period.

Income taxes increased $0.2 million as a result of increased operating income as compared to the prior year.

Net income increased by 11.7% from $3.0 million to $3.3 million. However, due to a higher number of shares outstanding, basic earnings per share were $0.25 for the three months ended June 30, 2007 compared to $0.25 for the same period in 2006.  Diluted earnings per share were $0.24 and $0.25 for three months ended June 30, 2007 and 2006. Middlesex sold and issued 1.5 million shares of its common stock in November 2006.

Results of Operations – Six Months Ended June 30, 2007

	(In Thousands)
	Six Months Ended June 30,
	2007			2006
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$36,462	$4,270	$40,732	$34,663	$4,604	$39,267
Operations and maintenance expenses	18,846	3,504	22,350	17,432	3,759	21,191
Depreciation expense	3,656	64	3,720	3,324	57	3,381
Other taxes	4,544	118	4,662	4,458	115	4,573
Operating income	9,416	584	10,000	9,449	673	10,122

Other income	748	---	748	313	---	313
Interest expense	3,030	51	3,081	3,273	50	3,323
Income taxes	2,357	226	2,583	2,082	250	2,332
Net income	$4,777	$307	$5,084	$4,407	$373	$4,780

Index

Operating revenues for the six months ended June 30, 2007 increased $1.5 million, or 3.7%, from the same period in 2006. Water sales improved by $1.8 million in our Delaware water systems, of which $1.6 million was a result of a base rate increase that was granted to Tidewater.  The rate increase was implemented in two parts; a 15% interim rate increase in June 2006 and an additional 12% final increase on February 28, 2007.  Customer growth and higher consumption contributed $0.6 million of revenues.  Fees charged to new customers for initial connection to our Delaware water systems were down $0.4 million for the reasons described above.   Consumption revenues in our Middlesex system were lower by $0.2 million. USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.2 million lower than the same period in 2006 due mostly to lower pass-through charges.  There was on equal and offsetting amount of lower expenses connected with this management contract. All other operations accounted for $0.1 million of additional revenues.

Operation and maintenance expenses increased $1.2 million, or 5.5%. Labor and benefit costs were $0.7 million higher due wage increases and increased headcount to meet the needs of the growing Delaware customer base.  Pumping and water treatment costs increased a combined $0.3 million due to higher costs for electricity, chemicals and disposal of residuals. All other operating costs increased by $0.2 million.

Depreciation expense increased $0.3 million, or 10.0%, due to the higher level of utility plant in service, as discussed for the three-month results.  The $0.4 million increase in other income resulted from the sale of non-utility property and higher earnings on our short-term investments.  Interest expense decreased by $0.2 million commensurate with lower short-term borrowings compared to the prior year period.

Income taxes increased by $0.3 million as a result of increased operating income as compared to the prior year.

Net income increased by $0.3 million, or 6.4%.  However, due to a higher number of shares outstanding, basic earnings per share were $0.38 for the six months ended June 30, 2007 compared to $0.40 for the same period in 2006.  Diluted earnings per share were $0.37 and $0.40 for six months ended June 30, 2007 and 2006.  Middlesex sold and issued 1.5 million shares of its common stock in November 2006.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the six months ended June 30, 2007, cash flows from operating activities were $9.9 million, an increase of $2.5 million from the prior year. This increase was attributable to increased earnings, and the timing of payments to vendors. These higher cash flows were partially offset by an increase in the level of customer receivables. The $9.9 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

The capital spending program for 2007 is currently estimated to be $32.1 million, which is lower by $22.5 million than the amount previously reported in our 2006 Annual Report on Form 10-K. This decrease is due primarily to the slowing of new residential and commercial development in our Delaware service territories. Included in our revised estimate for 2007 are: $12.1 million for additions and improvements to our Delaware water systems, including the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $6.0 million for infrastructure additions and acquisitions for our Delaware wastewater systems. We expect to spend $3.9 million for the RENEW program, to clean and cement line approximately nine miles of unlined mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes $10.1 million for scheduled upgrades to our existing systems in New Jersey. These upgrades consist of $1.9

Index

million for improvements to existing plant, $5.6 million for mains, $0.7 million for service lines, $0.4 million for meters, $0.5 million for hydrants, and $1.0 million for other infrastructure needs.

To fund our capital program in 2007, we will utilize remaining proceeds from the November 2006 common stock offering, internally generated funds and funds available under existing New Jersey State Revolving Fund (SRF) program loans (currently, $3.5 million) and Delaware SRF program loans (currently, $2.1 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. We also expect to utilize short-term borrowings through $40.0 million of available lines of credit with several financial institutions. As of June 30, 2007, $0.8 million was outstanding against the lines of credit.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company’s internal controls or in other factors, which materially affected internal controls during the quarter ended June 30, 2007.

Index

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q filed for the period ended March 31, 2007. Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2007, included in Part I of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

Except as described above, information about risk factors for the six months ended June 30, 2007 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

1.	ELECTION OF DIRECTORS:
Nominees for Class II term expiring 2010

	FOR	%	WITHHOLD	%

Annette Catino	10,662,775	93.6	729,157	6.4
Walter G. Reinhard	10,660,977	93.6	730,955	6.4

Index

2.	Approval of an Amendment to the Restated Certificate of Incorporation to increase the total authorized Common Stock, No par Value, from 20,000,00 to 40,000,000 shares

FOR	%	AGAINST	%	ABSTAIN	%

10,648,916	94.2	659,727	5.8	83,289	0.0

Item 5.	Other Information

None.

Item 6.	Exhibits

10.13(h)	Employment Agreement between Middlesex Water Company and Bernadette M. Sohler

31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer

Date: August 7, 2007