Form 10-Q
period 2007-09-30
MIDDLESEX WATER CO
filed 2007-11-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2007: Common Stock, No Par Value: 13,233,169 shares outstanding.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenues	$24,135	$22,632	$64,868	$61,899

Operating Expenses:
Operations	10,915	10,446	31,250	30,104
Maintenance	1,046	907	3,060	2,440
Depreciation	1,887	1,883	5,607	5,264
Other Taxes	2,558	2,537	7,221	7,110

Total Operating Expenses	16,406	15,773	47,138	44,918

Operating Income	7,729	6,859	17,730	16,981

Other Income:
Allowance for Funds Used During Construction	168	170	421	398
Other Income	100	41	608	140
Other Expense	(9)	(6)	(21)	(20)

Total Other Income, net	259	205	1,008	518

Interest Charges	1,734	1,890	4,816	5,213

Income before Income Taxes	6,254	5,174	13,922	12,286

Income Taxes	2,096	1,797	4,680	4,129

Net Income	4,158	3,377	9,242	8,157

Preferred Stock Dividend Requirements	62	62	186	186

Earnings Applicable to Common Stock	$4,096	$3,315	$9,056	$7,971

Earnings per share of Common Stock:
Basic	$0.31	$0.29	$0.69	$0.69
Diluted	$0.31	$0.28	$0.68	$0.68

Average Number of
Common Shares Outstanding :
Basic	13,206	11,630	13,191	11,611
Diluted	13,537	11,961	13,522	11,943

Cash Dividends Paid per Common Share	$0.1725	$0.1700	$0.5175	$0.5100

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
		September 30,	December 31,
ASSETS		2007	2006
UTILITY PLANT:	Water Production	$98,399	$95,324
	Transmission and Distribution	258,478	243,959
	General	24,867	25,153
	Construction Work in Progress	6,826	6,131
	TOTAL	388,570	370,567
	Less Accumulated Depreciation	63,535	59,694
	UTILITY PLANT - NET	325,035	310,873

CURRENT ASSETS:	Cash and Cash Equivalents	2,666	5,826
	Accounts Receivable, net	11,854	8,538
	Unbilled Revenues	5,632	4,013
	Materials and Supplies (at average cost)	1,338	1,306
	Prepayments	1,645	1,229
	TOTAL CURRENT ASSETS	23,135	20,912

DEFERRED CHARGES	Unamortized Debt Expense	2,909	3,014
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,274	3,436
	Regulatory Assets	20,210	18,342
	Restricted Cash	4,441	6,850
	Non-utility Assets - Net	6,776	6,255
	Other	536	585
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	40,146	38,482
	TOTAL ASSETS	$388,316	$370,267

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$105,308	$104,248
	Retained Earnings	27,218	25,001
	Accumulated Other Comprehensive Income, net of tax	73	94
	TOTAL COMMON EQUITY	132,599	129,343
	Preferred Stock	3,958	3,958
	Long-term Debt	128,446	130,706
	TOTAL CAPITALIZATION	265,003	264,007

CURRENT	Current Portion of Long-term Debt	2,678	2,501
LIABILITIES:	Notes Payable	6,550	-
	Accounts Payable	6,674	5,491
	Accrued Taxes	8,041	6,684
	Accrued Interest	904	1,880
	Unearned Revenues and Advanced Service Fees	758	601
	Other	1,332	984
	TOTAL CURRENT LIABILITIES	26,937	18,141

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,343	19,246
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,754	1,813
	Accumulated Deferred Income Taxes	18,376	15,779
	Employee Benefit Plans	16,658	16,388
	Regulatory Liability - Cost of Utility Plant Removal	6,682	6,200
	Other	443	527
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	65,256	59,953

CONTRIBUTIONS IN AID OF CONSTRUCTION		31,120	28,166
	TOTAL CAPITALIZATION AND LIABILITIES	$388,316	$370,267

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,242	$8,157
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,149	5,817
Provision for Deferred Income Taxes and ITC	628	241
Equity Portion of AFUDC	(201)	(167)
Cash Surrender Value of Life Insurance	(275)	(155)
Gain on Sale of Real Estate	(212)	-
Changes in Assets and Liabilities:
Accounts Receivable	(2,939)	(1,496)
Unbilled Revenues	(1,619)	(1,373)
Materials & Supplies	(32)	(370)
Prepayments	(416)	(777)
Other Assets	(447)	(383)
Accounts Payable	1,183	1,006
Accrued Taxes	1,368	1,535
Accrued Interest	(976)	(960)
Employee Benefit Plans	270	301
Unearned Revenue & Advanced Service Fees	157	94
Other Liabilities	266	80

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,146	11,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $220 in 2007 and $231 in 2006	(15,579)	(20,932)
Restricted Cash	2,420	745
Proceeds from Real Estate Dispositions	273	-
Preliminary Survey & Investigation Charges	(1,838)	(1,338)

NET CASH USED IN INVESTING ACTIVITIES	(14,724)	(21,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,214)	(1,647)
Proceeds from Issuance of Long-term Debt	132	321
Net Short-term Bank Borrowings	6,550	14,200
Deferred Debt Issuance Expenses	(30)	(1)
Common Stock Issuance Expense	(15)	(10)
Restricted Cash	(11)	(16)
Proceeds from Issuance of Common Stock	1,060	1,182
Payment of Common Dividends	(6,825)	(5,920)
Payment of Preferred Dividends	(186)	(186)
Construction Advances and Contributions-Net	957	478

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(582)	8,401
NET CHANGES IN CASH AND CASH EQUIVALENTS	(3,160)	(1,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,826	2,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,666	$1,410

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,717	$2,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,795	$6,153
Interest Capitalized	$(220)	$(231)
Income Taxes	$2,882	$3,111

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)
	September 30,	December 31,
	2007	2006
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2007 - 13,214	$105,308	$104,248
2006 - 13,168

Retained Earnings	27,218	25,001
Accumulated Other Comprehensive Income, net of tax	73	94
TOTAL COMMON EQUITY	$132,599	$129,343

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized - 139
Shares Outstanding - 37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 12	1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,958	$3,958

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,825	$2,896
6.25%, Amortizing Secured Note, due May 22, 2028	8,680	8,995
6.44%, Amortizing Secured Note, due August 25, 2030	6,417	6,627
6.46%, Amortizing Secured Note, due September 19, 2031	6,696	6,907
4.22%, State Revolving Trust Note, due December 31, 2022	707	739
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,168	3,100
3.49%, State Revolving Trust Note, due January 25, 2027	603	598
4.03%, State Revolving Trust Note, due December 1, 2026	974	914
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	695	730
0.00%, State Revolving Fund Bond, due September 1, 2021	537	577
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	592	647
4.25% to 4.63%, Series Y, due September 1, 2018	765	820
0.00%, Series Z, due September 1, 2019	1,342	1,455
5.25% to 5.75%, Series AA, due September 1, 2019	1,785	1,890
0.00%, Series BB, due September 1, 2021	1,686	1,805
4.00% to 5.00%, Series CC, due September 1, 2021	1,995	2,090
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	7,112	7,482
3.00% to 5.50%, Series FF, due September 1, 2024	8,385	8,735
0.00%, Series GG, due September 1, 2026	1,710	1,750
4.00% to 5.00%, Series HH, due September 1, 2026	1,950	1,950
SUBTOTAL LONG-TERM DEBT	131,124	133,207
Less: Current Portion of Long-term Debt	(2,678)	(2,501)
TOTAL LONG-TERM DEBT	$128,446	$130,706

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

The consolidated notes within the 2006 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2006, has been derived from the Company’s audited financial statements for the year ended December 31, 2006.

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

Note 2 – Rate Matters

Effective October 26, 2007, Middlesex received approval from the New Jersey Board of Public Utilities (BPU) for a 9.1%, or $5.0 million increase in its base water rates on an interim basis subject to refund.  The rate increase, resulting from a settlement among the parties to the proceeding, has been categorized as interim until one of the intervening municipal utilities authorities in the matter formally acts on this settlement agreement at their next scheduled public meeting to be held on November 7, 2007.  BPU approval to make the increase permanent is expected on November 8, 2007. The increase was predicated on a rate base of $164.4 million and an authorized return of equity of 10.0%.  Middlesex had originally filed for an $8.9 million or 16.5% base rate increase with the BPU on April 18, 2007.  The rate increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007. The Company is in the process of renegotiating the rate schedule.

Note 3 – Capitalization

Common Stock–During the nine months ended September 30, 2007, there were 46,810 common shares (approximately $0.9 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP). Middlesex received approval from the BPU in June 2007 to increase the number of shares authorized under the DRP from 1.7 million to 2.3 million shares.

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

On October 10, 2007, Tidewater filed an application with the Delaware Public Service Commission (PSC) seeking approval to finance up to $1.1 million in the form of long-term debt securities under the Delaware SRF program. The Delaware SRF program allows, but does not obligate, Tidewater to draw down against a General Obligation Note for specific projects over a period not to exceed two years from the date the Note is executed. The interest rate is set on the loan closing date and is based on 62.5% of the interest rate for a 10+ year high quality corporate bond.  If approved by the PSC, the Company expects to complete the transaction in November 2007.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended September 30,
Basic:	2007	Shares	2006	Shares
Net Income	$4,158	13,206	$3,377	11,630
Preferred Dividend	(62)		(62)
Earnings Applicable to Common Stock	$4,096	13,206	$3,315	11,630

Basic EPS	$0.31		$0.29

Diluted:
Earnings Applicable to Common Stock	$4,096	13,206	$3,315	11,630
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	24	164	24	164
Adjusted Earnings Applicable to Common Stock	$4,144	13,537	$3,363	11,961

Diluted EPS	$0.31		$0.28

	Nine Months Ended September 30,
Basic:	2007	Shares	2006	Shares
Net Income	$9,242	13,191	$8,157	11,611
Preferred Dividend	(186)		(186)
Earnings Applicable to Common Stock	$9,056	13,191	$7,971	11,611

Basic EPS	$0.69		$0.69

Diluted:
Earnings Applicable to Common Stock	$9,056	13,191	$7,971	11,611
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	72	164	72	164
Adjusted Earnings Applicable to Common Stock	$9,201	13,522	$8,116	11,942

Diluted EPS	$0.68		$0.68

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

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2007	2006	2007	2006
Revenues:
Regulated	$21,906	$20,388	$58,239	$55,051
Non – Regulated	2,399	2,330	6,956	6,994
Inter-segment Elimination	(170)	(86)	(327)	(146)
Consolidated Revenues	$24,135	$22,632	$64,868	$61,899
Operating Income:
Regulated	$7,384	$6,596	$16,806	$16,046
Non – Regulated	345	263	924	935
Consolidated Operating Income	$7,729	$6,859	$17,730	$16,981

Net Income:
Regulated	$3,959	$3,254	$8,739	$7,662
Non – Regulated	199	123	503	495
Consolidated Net Income	$4,158	$3,377	$9,242	$8,157

Capital Expenditures:
Regulated	$6,724	$8,906	$15,273	$20,707
Non – Regulated	81	7	306	225
Total Capital Expenditures	$6,805	$8,913	$15,579	$20,932

	As of September 30, 2007	As of December 31, 2006
Assets:
Regulated	$383,837	$366,149
Non – Regulated	7,673	6,808
Inter-segment Elimination	(3,194)	(2,690)
Consolidated Assets	$388,316	$370,267

Note 6 – Short-term Borrowings

As of September 30, 2007, the Company has established lines of credit aggregating $40.0 million. At September 30, 2007, the outstanding borrowings under these credit lines were $6.6 million at a weighted average interest rate of 6.35%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $3.7 million and $15.4 million at 6.70% and 6.22% for the three months ended September 30, 2007 and 2006, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $1.3 million and $10.1 million at 6.69% and 6.05% for the nine months ended September 30, 2007 and 2006, respectively.

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of September 30, 2007, approximately $22.6 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Purchased Water
Treated	$569	$475	$1,568	$1,409
Untreated	602	647	1,730	1,706
Total Costs	$1,171	$1,122	$3,298	$3,115

Construction – The Company expects to spend approximately $20.3 million on its construction program in 2007.

Litigation – In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware State Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements.  Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC”) and, in November 2005, the SFPC denied Tidewater’s appeal.  In October 2007, Tidewater agreed to dismiss its appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware of the notice of violation and request for corrective action issued by the Fire Marshal.  In return for the dismissal both parties have agreed that 15 of the original 67 community water systems previously identified will require certain modifications over a ten-year period in order to provide full fire protection. The expected capital investment to comply with the settlement is $12.0 to $14.0 million and will be expended ratably over the ten-year period.  We will apply to the PSC to increase base rates to recover the costs of any such modifications. Although these types of modifications have routinely been included in previous rate matters, the PSC may not approve a portion or all of the costs associated with the fire protection upgrades.

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

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service hired before April 1, 2007. The Company contributed $1.5 million of cash to the plan on August 3, 2007. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions– The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make cash contributions to the plan of approximately $1.6 million during  the fourth quarter of 2007.

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006

Service Cost	$324	$328	$205	$189
Interest Cost	452	426	224	201
Expected Return on Assets	(455)	(402)	(120)	(83)
Amortization of Unrecognized Losses	19	64	84	111
Amortization of Unrecognized Prior Service Cost	2	3	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$342	$419	$427	$452

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006

Service Cost	$972	$972	$616	$555
Interest Cost	1,356	1,281	671	620
Expected Return on Assets	(1,364)	(1,219)	(361)	(256)
Amortization of Unrecognized Losses	56	184	253	351
Amortization of Unrecognized Prior Service Cost	7	6	-	-
Amortization of Transition Obligation	-	-	101	101
Net Periodic Benefit Cost	$1,027	$1,224	$1,280	$1,371

Note 9 – Stock Based Compensation

The Company maintains a Restricted Stock Plan, under which 61,012 shares of the Company's common stock are held in escrow by the Company as of September 30, 2007 for key employees. Such stock is subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under this plan is 240,000 shares. For the nine months ended September 30, 2007, 1,900 shares vested and 925 shares were forfeited under the Plan.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended September 30, 2007 and 2006 was $0.1 million. Compensation expense for the nine months ended September 30, 2007 and 2006 was $0.2 million.  Total unearned compensation related to restricted stock was $0.6 million at September 30, 2007.

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$4,158	$3,377	$9,242	$8,157

Other Comprehensive Income:
Change in Value of Equity Investments, Net of Income Tax	(6)	39	(21)	39
Other Comprehensive Income	(6)	39	(21)	39

Comprehensive Income	$4,152	$3,416	$9,221	$8,196

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Forward-Looking Statements

Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

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

Tidewater and Southern Shores provide water services to approximately 31,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,400 residential retail customers. White Marsh serves approximately 5,100 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Recent Developments

Rate Increases

Effective October 26, 2007, Middlesex received approval from the New Jersey Board of Public Utilities (BPU) for a 9.1%, or $5.0 million increase in its base water rates on an interim basis subject to refund.  The rate increase, resulting from a settlement among the parties to the proceeding, has been categorized as interim until one of the intervening municipal utilities authorities in the matter formally acts on this settlement agreement at their next scheduled public meeting to be held on November 7, 2007.  BPU approval to make the increase permanent is expected on November 8, 2007. The increase was predicated on a rate base of $164.4 million and an authorized return of equity of 10.0%.  Middlesex had originally filed for an $8.9 million or 16.5% base rate increase with the BPU on April 18, 2007.  The rate increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2007.  The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2007.  The Company is in the process of renegotiating the rate schedule.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 90% of total revenues and 95% of net income for the nine months ended September 30, 2007 and 89% of total revenues and 94% of net income for the nine months ended September 30, 2006. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended September 30, 2007

	(In Thousands)
	Three Months Ended September 30,
	2007			2006
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$21,906	$2,229	$24,135	$20,388	$2,244	$22,632
Operations and maintenance expenses	10,173	1,788	11,961	9,467	1,886	11,353
Depreciation expense	1,854	33	1,887	1,850	33	1,883
Other taxes	2,495	63	2,558	2,475	62	2,537
Operating income	7,384	345	7,729	6,596	263	6,859

Other income	259	-	259	205	-	205
Interest expense	1,707	27	1,734	1,867	23	1,890
Income taxes	1,977	119	2,096	1,680	117	1,797
Net income	$3,959	$199	$4,158	$3,254	$123	$3,377

Operating revenues for the three months ended September 30, 2007 increased $1.5 million, or 6.6%, from the same period in 2006 due to extended dry weather, customer growth and rate relief in our Delaware service territories. With the conclusion of a Tidewater base rate increase filing in Delaware, we implemented an additional 12% increase on February 28, 2007.  This provided an additional $0.7 million of revenues. Customer growth and higher consumption contributed $0.6  million of revenues.  Revenues from our regulated wastewater operations in Delaware increased by $0.1 million due to customer growth.  All other operations accounted for $0.1 million of additional revenues.

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

Operation and maintenance expenses increased $0.6 million or 5.4%. Water production costs were $0.3 million higher due to increased sales in Delaware and higher unit costs for water and electric power costs in New Jersey.  Repair costs for water main breaks in our New Jersey system were $0.1 million higher than the same period in 2006 due to the number and size of the breaks.  All other expense categories increased by $0.2 million.

Interest expense decreased by $0.1 million commensurate with lower short-term borrowings compared to the prior year period.

Income taxes increased $0.3 million as a result of increased operating income as compared to the prior year.

Net income increased by 23.5% from $3.4 million to $4.2 million. However, due to a higher number of shares outstanding, basic earnings per share grew by 6.8% to $0.31 for the three months ended September 30, 2007 compared to $0.29 for the same period in 2006.  Diluted earnings per share were $0.31 and $0.28 for three months ended September 30, 2007 and 2006. Middlesex sold and issued 1.5 million shares of common stock in November 2006.

Results of Operations – Nine Months Ended September 30, 2007

	(In Thousands)
	Nine Months Ended September 30,
	2007			2006
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$58,239	$6,629	$64,868	$55,051	$6,848	$61,899
Operations and maintenance expenses	28,884	5,426	34,310	26,899	5,645	32,544
Depreciation expense	5,510	97	5,607	5,174	90	5,264
Other taxes	7,039	182	7,221	6,932	178	7,110
Operating income	16,806	924	17,730	16,046	935	16,981

Other income	1,008	-	1,008	518	-	518
Interest expense	4,738	78	4,816	5,140	73	5,213
Income taxes	4,337	343	4,680	3,762	367	4,129
Net income	$8,739	$503	$9,242	$7,662	$495	$8,157

Operating revenues for the nine months ended September 30, 2007 increased $3.0 million, or 4.8%, from the same period in 2006. Revenue improved by $3.1 million in our Delaware water systems, of which $2.4 million was a result of a base rate increase that was granted to Tidewater.  The rate increase was implemented in two parts; a 15% interim rate increase in June 2006 and an additional 12% final increase on February 28, 2007.  Customer growth and higher consumption contributed $1.2 million of increased revenues. Fees charged to new customers for initial connection to our Delaware water systems were lower by $0.5 million as new residential and commercial development has slowed in our Delaware service territories.  Consumption revenues in our Middlesex system were lower by $0.2 million. USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.2 million lower than the same period in 2006 due mostly to lower pass-through charges.  There was an equal and offsetting amount of lower expenses connected with this management contract. Revenues from our regulated and non-regulated wastewater operations in Delaware increased by $0.2 million.  All other operations accounted for $0.1 million of additional revenues.

Operation and maintenance expenses increased $1.8 million, or 5.4%. Labor and benefit costs were $0.8 million higher due to wage increases and increased headcount to meet the needs of the growing Delaware customer base.  Pumping and water treatment costs increased a combined $0.6 million due to higher costs for electricity, chemicals and disposal of residuals. Repair costs for water main breaks in our New Jersey system were $0.1 million higher than the same period in 2006 due to the number and size of the breaks. All other operating costs increased by $0.3 million.

Depreciation expense increased $0.3 million, or 6.5%, due to a higher level of utility plant in service.  The $0.5 million increase in other income resulted from the sale of non-utility property and higher earnings on our short-term investments.  Interest expense decreased by $0.4 million commensurate with lower short-term borrowings compared to the prior year period.

Income taxes increased by $0.6 million as a result of increased operating income as compared to the prior year.

Net income increased by $1.1 million, or 13.4%.  However, due to a higher number of shares outstanding, basic earnings per share were $0.69 for the nine months ended September 30, 2007 in line with the same period in 2006.  Diluted earnings per share were $0.68 for nine months ended September 30, 2007 and 2006.  Middlesex sold and issued 1.5 million shares of common stock in November 2006.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the nine months ended September 30, 2007, cash flows from operating activities were $12.1 million, an increase of $0.5 million from the prior year. This increase was attributable to increased earnings, and the timing of payments to vendors. These higher cash flows were partially offset by an increase in the level of customer receivables. The $12.1 million of net cash flow from operations enabled us to fund 78% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from requisitions under the New Jersey State Revolving Fund (SRF) program loans.

The capital spending program for 2007 is currently estimated to be $20.3 million, which is lower by $34.3 million than the amount previously reported in our 2006 Annual Report on Form 10-K. This decrease is due primarily to the slowing of new residential and commercial development in our Delaware service territories. Through September 30, 2007, we have expended $15.6 million.  For the remainder of 2007 we expect to incur $4.7 million of costs for the following projects: $2.7 million for additions and improvements to our Delaware water systems; $0.5 million for infrastructure additions for our Delaware wastewater systems; and $1.0 million for the RENEW program, to complete the cleaning and cement lining of approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 120 miles of unlined mains in the 730-mile Middlesex system. Total RENEW spending for 2007 is expected to be $3.9 million.  The capital program also includes $0.5 million for scheduled upgrades to our existing systems in New Jersey.

To fund our capital program in 2007, we have utilized remaining proceeds from the November 2006 common stock offering, internally generated funds and funds available under existing New Jersey SRF program loans (currently, $2.6 million) and Delaware SRF program loans (currently, $2.1 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If needed, we will also borrow funds through $40.0 million of available lines of credit with several financial institutions. As of September 30, 2007, $6.6 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes.

We currently project that we may be required to expend between $63 million and $87 million for capital projects in 2008 and 2009 combined. To the extent possible and because of the favorable interest rates available to regulated water utilities, we will finance our capital expenditures under SRF loan programs. We also expect to use internally generated funds, proceeds from the DRP and proceeds from additional common stock offerings, as needed to maintain an appropriate capital structure balance.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. As described above, we have recently received rate relief for Middlesex and earlier in the year for Tidewater and Southern Shores. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent Accounting Pronouncements– See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.                   Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $2.7 million of the current portion of sixteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.                   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company’s internal controls or in other factors, which materially affected internal controls during the quarter ended September 30, 2007.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q filed for the period ended March 31, 2007 and June 30, 2007.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2007, included in Part 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

As described in Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2007, included in Part 1 of this Quarterly Report on Form 10-Q, Tidewater has agreed to dismiss its appeal of the notice of violation and request for corrective action issued by the Delaware Fire Marshal.  In return for the dismissal both parties have agreed that 15 of the original 67 community water systems previously identified will require certain modifications over a ten-year period in order to provide full fire protection. The expected capital investment to comply with the settlement is $12.0 to $14.0 million and will be expended ratably over the ten-year period.  We will apply to the PSC to increase base rates to recover the costs of any such modifications. To the extent the PSC does not approve rate increases to offset these costs, or if there is a significant delay in receiving approval for such rate increases, such costs could have a material adverse effect on our operating results.

Except as described above, information about risk factors for the three months ended September 30, 2007 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date:  November 2, 2007