Form 10-K
period 2007-12-31
MIDDLESEX WATER CO
filed 2008-03-10
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007 was $244,022,786 based on the closing market price of $19.21 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 3, 2008:

Common Stock, No par Value 13,262,182 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the Securities and Exchange Commission within 120 days, is incorporated as to Part III.

MIDDLESEX WATER COMPANY
FORM 10-K

Forward-Looking Statements

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters;
-	statements as to the Company’s expected liquidity needs during fiscal 2008 and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to financial projections;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	expectations as to the amount of cash contributions to fund the Company’s retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 59,400 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System, through its retail and contract sales, produced approximately 64% of 2007 revenue.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey.  This system is referred to as Bayview and is not physically interconnected with the Middlesex system. Bayview produced less than 1% of our total revenue in 2007.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 31,600 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. An additional wholly-owned subsidiary, White Marsh, operates water and wastewater systems under contract for approximately 5,100 residential customers and also owns the office building that Tidewater uses as its business office. White Marsh’s rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC). The Tidewater System produced approximately 23% of total revenue in 2007.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, NJ’s water and wastewater systems under a 20-year agreement, which expires in 2018.  USA-PA serves approximately 9,700 customers, most of whom are served by both systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees.  The variable position is based on customer billing. Fixed fee revenues were $7.8 million in 2007 and are to increase over the term of the 20-year contract to $10.2 million based upon a schedule of rates. USA-PA produced approximately 9% of total revenue in 2007.

In connection with the agreement, Middlesex guaranteed a series of Perth Amboy’s municipal bonds in the principal amount of approximately $26.3 million, of which approximately $22.6 million remains outstanding. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of total revenue in 2007.  Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers.  Pinelands Wastewater produced approximately 1% of total revenue in 2007.

Utility Service Affiliates, Inc.

USA provides residential customers a service line maintenance program called LineCareSM. LineCareSM is an affordable maintenance program that covers all parts, material and labor required to repair or replace specific elements of the customer’s water service line and customer shut-off valve in the event of a failure. USA produced less than 1% of total revenue in 2007.

TESI System

TESI, which was formed in 2005, provides wastewater services to approximately 1,400 residential retail customers in Delaware. TESI produced less than 1% of our total revenue in 2007.

Financial Information

Consolidated operating revenues and operating income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2007	2006	2005
Operating Revenues	$86,114	$81,061	$74,613
Operating Income	$22,671	$21,318	$17,218

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2007	2006	2005

Residential	45.0%	42.6%	41.9%
Commercial	9.7	10.0	9.8
Industrial	9.9	10.7	11.0
Fire Protection	10.3	10.7	10.4
Contract Sales	12.5	12.3	13.4
Contract Operations	10.3	11.0	10.8
Other	2.3	2.7	2.7

TOTAL	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 16.8 billion gallons in 2007, obtains water from surface sources and wells, or groundwater sources. In 2007, surface sources of water provided approximately 70% of the Middlesex System’s water supply, groundwater sources provided approximately 23% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Tidewater System

Our Tidewater System, which produced approximately 2.1 billion gallons in 2007, obtains 100% of its groundwater sources from 193 wells. In 2007, 11 new wells were placed into service.  We deactivated, sealed and abandoned 20 wells for either water quality reasons or for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from groundwater sources from four wells which provided overall system delivery of 206 million gallons in 2007. The pumping capacity of the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from groundwater water sources from two wells, which delivered approximately 11 million gallons in 2007.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system provided overall treatment to 109 million gallons in 2007.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. Current average flow is approximately 0.2 mgd.

Employees

As of December 31, 2007, we had a total of 254 employees. In addition, we lease 19 full-time employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees who are subject to a collective bargaining agreement with the City of Perth Amboy. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Effective October 26, 2007, Middlesex received approval from the New Jersey Board of Public Utilities (BPU) for a 9.1%, or $5.0 million increase in its base water rates.  The increase was predicated on a rate base of $164.4 million and an authorized return on equity of 10.0%.  Middlesex had originally filed for an $8.9 million or 16.5% base rate increase with the BPU on April 18, 2007.  The rate increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005.

On April 28, 2006, Tidewater filed for a $5.5 million, or 38.6%, base rate increase with the Delaware Public Service Commission (PSC). The request was intended to recover increased costs of operations, maintenance and taxes, as well as capital investment of approximately $23.8 million since rates were last established in March 2005. Since June 27, 2006, Tidewater had been billing and recognizing additional revenues through a 15% interim rate increase subject to refund as allowed under PSC regulations. A settlement was reached amongst the parties which concluded that a 26.9% overall increase in base rates would be implemented.  The PSC approved the settlement and the remaining 11.9% increase was put into effect on February 28, 2007.  The combined effect of the interim and final rate increases was $3.9 million in additional annual operating revenues.

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

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	49	President and Chief Executive Officer
A. Bruce O’Connor	49	Vice President and Chief Financial Officer
Ronald F. Williams	58	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	60	Vice President-General Counsel, Secretary and Treasurer
James P. Garrett	61	Vice President–Human Resources
Richard M. Risoldi	51	Vice President–Subsidiary Operations
Bernadette M. Sohler	47	Vice President-Corporate Affairs
Gerard L. Esposito	56	President, Tidewater Utilities, Inc.

Dennis W. Doll– Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. Prior to joining the Company, Mr. Doll was employed by Elizabethtown Water Company since 1985, serving most recently as a member of the senior leadership team of the Northeast Region of American Water, comprised of various regulated utilities and other non-regulated subsidiaries in the water and wastewater fields. Mr. Doll is a director of the New Jersey Utilities Association and the National Association of Water Companies.

A. Bruce O’Connor– Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Chief Financial Officer in 1996.  He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc.  He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.

Ronald F. Williams– Mr. Williams joined the Company in 1995 as Assistant Vice President–Operations, responsible for the Company’s Engineering and Distribution Departments. He was elected Vice President–Operations in October 1995 and designated Chief Operating Officer in 2004. Mr. Williams was elected to the additional posts of Assistant Secretary and Assistant Treasurer for Middlesex in 2004.  He was formerly employed by Garden State Water Company as President and Chief Executive Officer. He is a Director and President of Utility Service Affiliates (Perth Amboy) Inc.

Kenneth J. Quinn– Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003.  In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex.  Prior to joining the Company he had been employed in private law practice. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc., Bayview Water Company and White Marsh Environmental Systems, Inc. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar.

James P. Garrett– Mr. Garrett, a licensed attorney, joined the Company in 2003 as Assistant Vice President–Human Resources. In May 2004, he was elected Vice President- Human Resources and is responsible for all human resources and information technology throughout the Company.  Prior to his hire, Mr. Garrett was employed by a national retail chain as Director of Organizational Development.

Richard M. Risoldi– Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities.  He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President in May 2004-Subsidiary Operations, responsible for regulated subsidiary operations and business development. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and USA-PA.  He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007 with responsibilities for corporate, investor and employee communications, media and government relations, marketing, community affairs and corporate philanthropic activities.  She also serves as Vice President of Utilities Service Affiliates, Inc.

Gerard L. Esposito– Mr. Esposito joined Tidewater Utilities, Inc. in 1998 as Executive Vice President.  He was elected President of Tidewater and White Marsh Environmental Systems, Inc. in 2003 and elected President of Tidewater Environmental Services, Inc. in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., and White Marsh Environmental Systems, Inc.

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

We are subject to environmental laws and regulations, including water quality and wastewater effluent quality regulations, as well as other state and local regulations. Compliance with those laws and regulations requires us to incur costs and we are subject to fines or other sanctions for non-compliance

The EPA and DEP regulate our operations in New Jersey with respect to water supply, treatment and distribution systems and the quality of the water.  Our operations in Delaware are regulated by the EPA, DNREC, DPH, and DRBC with respect to water supply, treatment and distribution systems and the quality of water. Federal, New Jersey and Delaware regulations relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. We are subject to EPA regulations under the Federal Safe Drinking Water Act, which include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar state regulations by the DEP in New Jersey. The DEP and DPH monitor our activities and review the results of water quality tests that we perform for adherence to applicable regulations. In addition, environmental regulatory agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend between $122 million and $159 million for capital projects through 2010.  We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary.  This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, in connection with the contract, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds.  Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. As of December 31, 2007, approximately $22.6 million of the Series C Serial Bonds remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee.

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

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Township of Edison, the Boroughs of Highland Park and Sayreville, both the Old Bridge and the Marlboro Township Municipal Utilities Authorities, and the City of Rahway in Union County, New Jersey.  We also provide water and wastewater services to customers in the State of Delaware.  Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

The necessity for increased security has and may continue to result in increased operating costs.

Since the September 11, 2001 terrorist attacks and the continuing threats to the health and security of the United States of America, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur costs for security precautions to protect our facilities, operations and supplies from such risks.

Our ability to achieve growth is somewhat dependent on the residential building market in the territories we serve.  If housing starts decline significantly, our rate of growth may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water and wastewater operations   as a result of the anticipated construction and sale of new housing units in the territories we serve.  Although the residential building market in Delaware has experienced growth in recent years, this growth may not continue in the future.  If housing starts in the territories we serve decline significantly as a result of economic conditions or otherwise, our revenue growth may not meet our expectations and our financial results could be negatively impacted.

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

No assurance can be given that any refinancing or sale or equity will be possible when needed or that we will be able to negotiate acceptable terms.  In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

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

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only one-third of the Directors are elected each year. A classified Board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining BPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that might benefit non-management shareholders.

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

Tidewater System

The Tidewater System is comprised of 91 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 562 miles of transmission and distribution mains. Storage facilities include 49 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware and Millsboro, Delaware. Tidewater’s Dover, Delaware office property, located on property owned by White Marsh, consists of a 6,800 square foot office building situated on an eleven-acre lot.

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

Bayview System

Bayview owns two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 4.2 mile distribution system.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.6 mgd.

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

The Company’s common stock is traded on the NASDAQ Stock Market, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter.  As of December 31, 2007, there were 1,975 holders of record.

2007	High	Low	Dividend

Fourth Quarter	$19.25	$18.10	$0.1750
Third Quarter	20.24	18.05	0.1725
Second Quarter	19.48	18.12	0.1725
First Quarter	19.07	17.75	0.1725

2006	High	Low	Dividend

Fourth Quarter	$19.50	$17.96	$0.1725
Third Quarter	20.50	17.58	0.1700
Second Quarter	19.34	16.50	0.1700
First Quarter	19.72	17.03	0.1700

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

The Company maintains an escrow account for 71,253 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The Company filed a petition with the BPU requesting approval of stock-based compensation plan called the 2008 Restricted Stock Plan.  The Company intends to seek shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the proposed plan is 300,000 shares.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2002.  The current peer group includes American States Water Company, Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., Southwest Water Company, York Water Company and the Company.  The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.
	2002	2003	2004	2005	2006	2007
Middlesex Water Company	100.00	133.47	128.85	122.12	136.78	143.58
Dow Jones Wilshire 5000	100.00	131.64	148.26	157.64	182.66	193.13
Peer Group	100.00	127.98	147.66	193.41	193.90	186.27

Item 6.	Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(In Thousands except per Share Amounts)

	2007	2006	2005	2004	2003
Operating Revenues	$86,114	$81,061	$74,613	$70,991	$64,111
Operating Expenses:
Operations and Maintenance	46,240	43,345	42,156	39,984	36,195
Depreciation	7,539	7,060	6,460	5,846	5,363
Other Taxes	9,664	9,338	8,779	8,228	7,816
Total Operating Expenses	63,443	59,743	57,395	54,058	49,374
Operating Income	22,671	21,318	17,218	16,933	14,737
Other Income, Net	1,527	774	740	795	358
Interest Charges	6,619	7,012	6,245	5,468	5,227
Income Taxes	5,736	5,041	3,237	3,814	3,237
Net Income	11,843	10,039	8,476	8,446	6,631
Preferred Stock Dividend	248	248	251	255	255
Earnings Applicable to Common Stock	$11,595	$9,791	$8,225	$8,191	$6,376
Earnings per Share:
Basic	$0.88	$0.83	$0.72	$0.74	$0.61
Diluted	$0.87	$0.82	$0.71	$0.73	$0.61
Average Shares Outstanding:
Basic	13,203	11,844	11,445	11,080	10,475
Diluted	13,534	12,175	11,784	11,423	10,818
Dividends Declared and Paid	$0.693	$0.683	$0.673	$0.663	$0.649
Total Assets	$392,675	$370,267	$324,383	$305,634	$267,956
Convertible Preferred Stock	$2,856	$2,856	$2,856	$2,961	$2,961
Long-term Debt	$131,615	$130,706	$128,175	$115,281	$97,377

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,400 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 31,600 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 1,400 residential retail customers. Our other Delaware subsidiary, White Marsh, services an additional 5,100 customers in Kent and Sussex Counties through 62 operations and maintenance contracts.

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

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 90%, 89% and 89% of total revenues, and 94%, 94% and 95% of net income for the years ended December 31, 2007, 2006 and 2005, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2007 Compared to 2006

	(Millions of Dollars)
	Years ended December 31,
	2007			2006
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$77.1	$9.0	$86.1	$71.9	$9.2	$81.1
Operations and maintenance	38.8	7.4	46.2	35.7	7.7	43.4
Depreciation	7.4	0.1	7.5	7.0	0.1	7.1
Other taxes	9.5	0.2	9.7	9.1	0.2	9.3
Operating income	21.4	1.3	22.7	20.1	1.2	21.3

Other income (expense)	1.5	-	1.5	0.9	(0.1)	0.8
Interest expense	6.6	-	6.6	7.0	-	7.0
Income taxes	5.2	0.6	5.8	4.6	0.5	5.1
Net income	$11.1	$0.7	$11.8	$9.4	$0.6	$10.0

Operating revenues for the year rose $5.0 million, or 6.2% over the same period in 2006. Revenues improved by $3.7 million in our Tidewater System, of which $2.4 million was a result of a base rate increase that was granted to Tidewater.  The rate increase was implemented in two parts; a 15% interim rate increase in June 2006 and an additional 12% final increase on February 28, 2007.  Customer growth and higher consumption contributed $1.9 million of increased revenues. Our Tidewater System experienced record water production and consumption billed due to extended favorable weather during the spring and summer.  Fees charged to new customers for initial connection to our Delaware water systems were lower by $0.6 million as new residential and commercial development has slowed in our Delaware service territories.   Revenues in our Middlesex system increased by $0.7 million as a result of a 9.1% base rate increase implemented on October 26, 2007.  Middlesex revenues also increased by $0.3 million due to increased sales to our contract customers.  TESI revenues increased by $0.3 million, as we connected new customers to our existing and new wastewater systems in Delaware.

While we anticipate continued organic customer and consumption growth among our Delaware systems, such growth and increased consumption cannot be guaranteed. Our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.  The Company expects its 2008 operating revenues to reflect the full effect of the October 2007 Middlesex $5.0 million rate increase.

Operation and maintenance expenses increased $2.8 million, or 6.5%. Labor costs were $1.3 million higher due to wage increases and increased headcount to meet the needs of the growing Delaware customer base, risk management, training and safety.  As expected, electric generation costs for our Middlesex system increased due to the renewal in late 2006 of our contract with the power purveyor.  That factor accounted for most of the $0.6 million in additional power costs.  Pumping and water treatment costs increased a combined $0.2 million due to higher costs for chemicals and disposal of residuals. Costs for water main breaks in our New Jersey system and transportation fuel were $0.2 million higher than the same period in 2006 due to the number and size of the breaks and higher gasoline prices. The cost to operate our TESI regulated wastewater facilities in Delaware increased by $0.2 million as we acquired the Milton, Delaware wastewater system during the year.  All other operating costs increased by $0.3 million.

Electric generation costs for our Middlesex system are expected to increase in 2008 due to the renewal in late 2007 of our power contract that reflects an 18% increase.  Payroll and related employee benefit costs are expected to be higher in 2007 due to headcount increase. However, the unit cost for our employee’s health benefits will not increase until December 2008.

Depreciation expense for 2007 increased by $0.4 million, or 5.6%, due to a higher level of utility plant in service. As our investments in utility plant and operating expenses increase, we continue to seek timely rate relief through base rate filings as discussed above.

Other taxes increased by $0.4 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate.

Other income increased $0.7 million, primarily due to a gain of $0.2 million on the sale of non-utility real property in New Jersey and a gain of $0.4 million on the sale of certain water service rights in Delaware.

Interest expense decreased by $0.4 million, or 5.7%, as a result of a lower level of average short-term debt outstanding when compared to 2006.

Income tax expense based on our current year operating results was $0.9 million higher than 2006 and reflects the increased revenues due to higher water rates in New Jersey and Delaware, the record customer usage in Delaware and the sale of non-essential assets.  This was partially offset by $0.2 million of solar tax credits recorded during 2007.

Net income increased to $11.8 million from $10.0 million in the prior year, and basic earnings per share increased from $0.83 to $0.88. Diluted earnings per share increased from $0.82 to $0.87.

Results of Operations in 2006 Compared to 2005

	(Millions of Dollars)
	Years ended December 31,
	2006			2005
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$71.9	$9.2	$81.1	$66.3	$8.3	$74.6
Operations and maintenance	35.7	7.7	43.4	35.0	7.2	42.2
Depreciation	7.0	0.1	7.1	6.3	0.1	6.4
Other taxes	9.1	0.2	9.3	8.6	0.2	8.8
Operating income	20.1	1.2	21.3	16.4	0.8	17.2

Other income (expense)	0.9	(0.1)	0.8	0.7	--	0.7
Interest expense	7.0	--	7.0	6.2	--	6.2
Income taxes	4.6	0.5	5.1	2.9	0.3	3.2
Net income	$9.4	$0.6	$10.0	$8.0	$0.5	$8.5

Operating revenues for the year rose $6.5 million, or 8.7% over the same period in 2005. Water sales improved by $2.8 million in our Middlesex System, of which $4.1 million was a result of base rate increase that was granted to Middlesex on December 8, 2005.  This increase was somewhat offset by lower consumption revenues of $1.3 million due to unfavorable weather from mid-July through the late fall of 2006 as compared to the prior year. Customer growth of 7.07% in Delaware provided additional water consumption sales, facility charges and connection fees of $0.9 million, higher base rates provided $1.0 million and increased consumption for existing customers provided an additional $0.6 million. New unregulated wastewater contracts in Delaware provided $0.4 million in additional revenues. Revenues from our operations and maintenance contract with the City of Perth Amboy increased by $0.4 million due to scheduled fixed fee adjustments under the agreement. USA had increased revenues for its LineCareSM maintenance program of $0.1 million. TESI revenues increased by $0.1 million, as we connected new customers to our wastewater systems in Delaware.  All other operations contributed $0.2 million of additional revenues.

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

Other income decreased $0.1 million, primarily due to higher Allowance for Funds Used During Construction (AFUDC) as capital spending increased compared to the prior year.

Interest expense increased by $0.8 million, or 12.9%, as a result of a higher level of long-term debt, and higher average interest rates and increased weighted average short-term borrowings as compared to the prior year period.

Income tax expense based on the 2006 operating results was $1.9 million higher than 2005 and reflects the increased revenues due to higher water rates in New Jersey and Delaware and increased water consumption in Delaware.

Net income increased to $10.0 million from $8.5 million in the prior year, and basic earnings per share increased from $0.72 to $0.83. Diluted earnings per share increased from $0.71 to $0.82.

Outlook

In addition to factors previously discussed under “Results of Operations in 2007 Compared to 2006,” our revenues are expected to increase in 2008 from anticipated customer growth in Delaware for our regulated water operations and, to a lesser degree, from growth in our regulated wastewater operations in Delaware.   We also expect revenues to increase as a result of the settlement of our 2007 Middlesex rate case effective October 26, 2007.  The approved increase of 9.1% is expected to generate $5.0 million of revenues on an annual basis assuming actual market conditions are consistent with our projections.

Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs are the primary factors that determine the need for rate increase filings.

We continue to explore viable plans to streamline operations and reduce costs in all aspects of our business.

We expect our interest expense to increase during 2008 as a result of higher expected average borrowings against the short-term credit facilities in order to finance a portion of our capital expenditures during the coming year (see Liquidity and Capital Resources).

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing operations and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2007, cash flows from operating activities increased $2.7 million to $18.8 million, as compared to the prior year. This increase was primarily attributable to higher net income and depreciation. The $18.8 million of net cash flow from operations enabled us to fund approximately 86% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan, long-term borrowings and short-term borrowings.

For 2006, cash flows from operating activities increased $2.6 million to $16.1 million, as compared to the prior year. This increase was primarily attributable to higher net income, depreciation and the timing of collection of customer billings. These decreases in cash flows were partially offset by receipts of advance service fees and the timing of payments for interest and employee benefit plans. The $16.1 million of net cash flow from operations allowed us to fund approximately 52% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under a formal offering in November 2006 and our Dividend Reinvestment Plan and both short-term and long-term borrowings.

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations discussion, during 2007 we received rate relief for Tidewater and Middlesex. We continually monitor the need for timely rate filing to minimize any regulatory lag between increasing operating and capital costs and appropriate rate relief.  There is no certainty, however, that the BPU or PSC will approve any or all future requested increases.

Sources of Liquidity

Short-term Debt. The Company has established lines of credit aggregating $40.0 million. At December 31, 2007, the outstanding borrowings under these credit lines was $6.3 million at a weighted average interest rate of 5.79%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $2.6 million and $9.5 million at 6.36% and 6.13% for the years ended December 31, 2007 and 2006, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the financial markets. A portion of the borrowings under the New Jersey SRF is interest free. We participated in the Delaware and New Jersey SRF loan programs during 2007 and expect to participate in the 2008 New Jersey SRF program for up to $3.5 million.

During 2007, Middlesex closed on $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program in order to finance our 2008 RENEW program. The proceeds of these bonds and any interest earned are held by a trustee, and are classified as Restricted Cash on the Consolidated Balance Sheet.

During 2007, Tidewater closed on a $1.1 million loan with the Delaware SRF.  The proceeds will be used to fund two specific projects of the 2007 capital program in Delaware.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the Plan). The Company raised $1.1 million through the issuance of shares under the Plan during 2007. Periodically, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  The last public offering of its common stock closed in November 2006.  The majority of the net proceeds of approximately $26.2 million from that common stock offering of 1,495,000 shares were used to repay all of the Company’s short-term borrowings outstanding at that time.

Capital Expenditures and Commitments

Under our capital program for 2008, we plan to expend $14.3 million for additions and improvements for our Delaware water systems, which include the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $3.8 million for construction of wastewater systems in Delaware. We expect to spend $2.9 million as we begin to implement a Company-wide information system upgrade. We expect to spend $3.5 million for our RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 112 miles of unlined mains in the 730-mile Middlesex System.  In 2007, eight miles of unlined mains were cleaned and cement lined. The capital program also includes $12.4 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $4.3 million for improvements to existing plant, $5.2 million for mains, $0.6 million for service lines, $0.4 million for meters, $0.3 million for hydrants, and $1.6 million for other infrastructure needs.

To pay for our capital program in 2008, we will utilize internally generated funds and funds available and held in trust under existing NJEIT loans (currently, $3.7 million) and Delaware SRF loans (currently, $3.1 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $40.0 million of available lines of credit with several financial institutions.  As of December 31, 2007, we had $6.3 million outstanding against the lines of credit.

Going forward into 2009 through 2010, we currently project that we may be required to expend between $88.4 million and $121.8 million for capital projects. The exact amount is dependent on customer growth, residential housing sales and project scheduling. In particular, Middlesex has filed a prudency review application with the BPU for a proposed major transmission pipeline designed to strengthen its existing transmission network and provide system redundancy.  Initial estimates to construct the pipeline are $26.2 million.  The duration and outcome of the BPU review process may affect the construction schedule as well as the project viability.

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

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s other underlying consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2007.

	(Millions of Dollars) Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$134.3	$2.7	$21.3	$6.5	$103.8
Notes Payable	6.3	6.3	---	---	---
Interest on Long-term Debt	98.1	6.5	11.0	10.3	70.3
Purchased Water Contracts	44.2	4.2	8.4	5.1	26.5
Wastewater Operations	51.7	4.1	8.5	9.0	30.1
Employee Retirement Plans (1)	3.6	3.6	---	---	---
Total	$338.2	$27.4	$49.2	$30.9	$230.7

(1) Amount not determinable after one year.

Guarantees

USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments were $7.8 million in 2007 and will increase over the term of the contract to $10.2 million by the end of the contract.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2007, approximately $22.6 million of the Series C Serial Bonds remained outstanding.

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America.  Middlesex and certain of its subsidiaries, which account for 90% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For the Effects of Certain Types of Regulation” (SFAS 71).

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

The discount rate utilized for determining future pension obligations has increased from 5.52% at December 31, 2005 to 5.89% at December 31, 2006 and increased to 6.59% at December 31, 2007. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $1.3 million in 2007. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost in 2007 by approximately $1.1 million.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $2.7 million of the current portion of 18 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s  internal control over financial reporting as of December  31, 2007, based on criteria established in Internal Control – Integral Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Reading Pennsylvania
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Middlesex Water Company:

We have audited the consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows of Middlesex Water Company and subsidiaries (the “Company”) for the year ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2005 of the Company, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 16, 2006

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
(In thousands)

		December 31,	December 31,
ASSETS		2007	2006
UTILITY PLANT:	Water Production	$98,942	$95,324
	Transmission and Distribution	264,939	243,959
	General	24,874	25,153
	Construction Work in Progress	9,833	6,131
	TOTAL	398,588	370,567
	Less Accumulated Depreciation	64,736	59,694
	UTILITY PLANT - NET	333,852	310,873

CURRENT ASSETS:	Cash and Cash Equivalents	2,029	5,826
	Accounts Receivable, net	8,227	8,538
	Unbilled Revenues	4,609	4,013
	Materials and Supplies (at average cost)	1,205	1,306
	Prepayments	1,363	1,229
	TOTAL CURRENT ASSETS	17,433	20,912

DEFERRED CHARGES	Unamortized Debt Expense	2,884	3,014
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,283	3,436
	Regulatory Assets	16,090	18,342
	Operations Contracts Fees Receivable	4,184	607
	Restricted Cash	6,418	6,850
	Non-utility Assets - Net	6,183	5,648
	Other	348	585
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	41,390	38,482
	TOTAL ASSETS	$392,675	$370,267

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:	Common Stock, No Par Value	$105,668	$104,248
	Retained Earnings	27,441	25,001
	Accumulated Other Comprehensive Income, net of tax	69	94
	TOTAL COMMON EQUITY	133,178	129,343
	Preferred Stock	3,958	3,958
	Long-term Debt	131,615	130,706
	TOTAL CAPITALIZATION	268,751	264,007

CURRENT	Current Portion of Long-term Debt	2,723	2,501
LIABILITIES:	Notes Payable	6,250	-
	Accounts Payable	6,477	5,491
	Accrued Taxes	7,611	6,684
	Accrued Interest	1,916	1,880
	Unearned Revenues and Advanced Service Fees	758	601
	Other	1,274	984
	TOTAL CURRENT LIABILITIES	27,009	18,141

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,758	19,246
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,461	1,813
	Accumulated Deferred Income Taxes	17,940	15,779
	Employee Benefit Plans	13,333	16,388
	Regulatory Liability - Cost of Utility Plant Removal	5,726	6,200
	Other	459	527
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	60,677	59,953

CONTRIBUTIONS IN AID OF CONSTRUCTION		36,238	28,166
	TOTAL CAPITALIZATION AND LIABILITIES	$392,675	$370,267

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Operating Revenues	$86,114	$81,061	$74,613

Operating Expenses:
Operations	42,117	39,799	38,636
Maintenance	4,123	3,546	3,520
Depreciation	7,539	7,060	6,460
Other Taxes	9,664	9,338	8,779

Total Operating Expenses	63,443	59,743	57,395

Operating Income	22,671	21,318	17,218

Other Income (Expense):
Allowance for Funds Used During Construction	537	632	548
Other Income	1,153	160	220
Other Expense	(163)	(18)	(28)

Total Other Income, net	1,527	774	740

Interest Charges	6,619	7,012	6,245

Income before Income Taxes	17,579	15,080	11,713

Income Taxes	5,736	5,041	3,237

Net Income	11,843	10,039	8,476

Preferred Stock Dividend Requirements	248	248	251

Earnings Applicable to Common Stock	$11,595	$9,791	$8,225

Earnings per share of Common Stock:
Basic	$0.88	$0.83	$0.72
Diluted	$0.87	$0.82	$0.71

Average Number of
Common Shares Outstanding :
Basic	13,203	11,844	11,445
Diluted	13,534	12,175	11,784

Cash Dividends Paid per Common Share	$0.693	$0.683	$0.673

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,843	$10,039	$8,476
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,176	7,761	7,160
Provision for Deferred Income Taxes and ITC	399	897	165
Allowance for Funds Used During Construction	-	-	(548)
Equity Portion of AFUDC	(255)	(259)	-
Cash Surrender Value of Life Insurance	(271)	(155)	-
Gain on Sale of Real Estate	(267)	-	-
Changes in Assets and Liabilities:
Accounts Receivable	(2,752)	(463)	(1,758)
Unbilled Revenues	(596)	(276)	(165)
Materials and Supplies	101	(46)	(56)
Prepayments	(134)	(301)	(103)
Other Assets	(9)	(485)	(151)
Accounts Payable	986	(538)	(18)
Accrued Taxes	941	197	(323)
Accrued Interest	36	11	166
Employee Benefit Plans	239	(84)	710
Unearned Revenue and Advanced Service Fees	157	127	86
Other Liabilities	224	(299)	(144)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,818	16,126	13,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $ 282 in 2007, $373 in 2006, and $0 in 2005	(21,930)	(30,734)	(25,288)
Cash Surrender Value & Other Investments	-	-	(294)
Restricted Cash	444	(1,036)	7,637
Proceeds from Real Estate Dispositions	273	-	-
Preliminary Survey and Investigation Charges	(1,847)	(1,661)	(743)
NET CASH USED IN INVESTING ACTIVITIES	(23,060)	(33,431)	(18,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,501)	(1,915)	(1,215)
Proceeds from Issuance of Long-term Debt	3,632	5,016	14,948
Net Short-term Bank Borrowings	6,250	(4,000)	(7,000)
Deferred Debt Issuance Expenses	(50)	(28)	(166)
Common Stock Issuance Expense	(15)	(238)	-
Restricted Cash	(12)	(32)	(163)
Proceeds from Issuance of Common Stock	1,420	28,088	4,076
Payment of Common Dividends	(9,141)	(8,190)	(7,690)
Payment of Preferred Dividends	(248)	(248)	(251)
Construction Advances and Contributions-Net	1,110	1,694	1,601
NET CASH PROVIDED BY FINANCING ACTIVITIES	445	20,147	4,140
NET CHANGES IN CASH AND CASH EQUIVALENTS	(3,797)	2,842	(1,051)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,826	2,984	4,035
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,029	$5,826	$2,984

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$8,960	$3,543	$5,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,542	$6,937	$5,990
Interest Capitalized	$(282)	$(373)	$(548)
Income Taxes	$4,534	$4,352	$3,792

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(In thousands)

	December 31,	December 31,
	2007	2006
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2007 - 13,246	$105,668	$104,248
2006 - 13,168

Retained Earnings	27,441	25,001
Accumulated Other Comprehensive Income, net of tax	69	94
TOTAL COMMON EQUITY	$133,178	$129,343

Cumulative Preference Stock, No Par Value:
Shares Authorized -100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized -139
Shares Outstanding -37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 12	1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,958	$3,958

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,800	$2,896
6.25%, Amortizing Secured Note, due May 22, 2028	8,575	8,995
6.44%, Amortizing Secured Note, due August 25, 2030	6,347	6,627
6.46%, Amortizing Secured Note, due September 19, 2031	6,627	6,907
4.22%, State Revolving Trust Note, due December 31, 2022	691	739
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,168	3,100
3.49%, State Revolving Trust Note, due January 25, 2027	603	598
4.03%, State Revolving Trust Note, due December 1, 2026	974	914
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	695	730
0.00%, State Revolving Fund Bond, due September 1, 2021	538	577
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	591	647
4.25% to 4.63%, Series Y, due September 1, 2018	765	820
0.00%, Series Z, due September 1, 2019	1,342	1,455
5.25% to 5.75%, Series AA, due September 1, 2019	1,785	1,890
0.00%, Series BB, due September 1, 2021	1,685	1,805
4.00% to 5.00%, Series CC, due September 1, 2021	1,995	2,090
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	7,112	7,482
3.00% to 5.50%, Series FF, due September 1, 2024	8,385	8,735
0.00%, Series GG, due August 1, 2026	1,710	1,750
4.00% to 5.00%, Series HH, due August 1, 2026	1,950	1,950
0.00%, Series II, due August 1, 2027	1,750	-
3.40% to 5.00%, Series JJ, due August 1, 2027	1,750	-
SUBTOTAL LONG-TERM DEBT	134,338	133,207
Less: Current Portion of Long-term Debt	(2,723)	(2,501)
TOTAL LONG-TERM DEBT	$131,615	$130,706

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands)

				Accumulated
	Common	Common		Other
	Stock	Stock	Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2005	11,358	$71,980	$23,103	$45	$95,128

Net Income			8,476		8,476
Minimum Pension Liability, Net of $135 Income Tax				(262)	(262)
Change in Value of Equity Investments, Net of $5 Income Tax				10	10
Comprehensive Income					8,224
Dividend Reinvestment & Common Stock Purchase Plan	195	3,640			3,640
Restricted Stock Award - Net	19	436			436
Preferred Stock Conversion	12	105			105
Cash Dividends on Common Stock			(7,690)		(7,690)
Cash Dividends on Preferred Stock			(251)		(251)

Balance at December 31, 2005	11,584	76,161	23,638	(207)	99,592

Net Income			10,039		10,039
Minimum Pension Liability, Net of $135 Income Tax				262	262
Change in Value of Equity Investments, Net of $20 Income Tax				39	39
Comprehensive Income					10,340
Dividend Reinvestment & Common Stock Purchase Plan	70	1,321			1,321
Restricted Stock Award - Net	19	275			275
Issuance of Common Stock	1,495	26,491			26,491
Cash Dividends on Common Stock			(8,190)		(8,190)
Cash Dividends on Preferred Stock			(248)		(248)
Common Stock Expenses			(238)		(238)

Balance at December 31, 2006	13,168	104,248	25,001	94	129,343

Net Income			11,843		11,843
Change in Value of Equity Investments, Net of $13 Income Tax				(25)	(25)
Comprehensive Income					11,818
Dividend Reinvestment & Common Stock Purchase Plan	61	1,147			1,147
Restricted Stock Award - Net	17	273			273
Cash Dividends on Common Stock			(9,141)		(9,141)
Cash Dividends on Preferred Stock			(248)		(248)
Common Stock Expenses			(15)		(15)
Other			1		1

Balance at December 31, 2007	13,246	$105,668	$27,441	$69	$133,178

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

Certain reclassifications have been made to the prior year financial statements to conform with current period presentation.

(b) System of Accounts - Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the Board of Public Utilities of the State of New Jersey (BPU). Tidewater, TESI and Southern Shores maintain their accounts in accordance with the Public Service Commission of Delaware (PSC) requirements.

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2007, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage.  The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2007, 2006 and 2005. These rates have been approved by either the BPU or PSC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.87% - 5.04%	T&D – Mains	1.10% - 3.13%
Water Treatment	2.71% - 7.64%	T&D – Services	2.12% - 2.81%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%

Non-regulated fixed assets consist primarily of an office building, furniture and fixtures, and transportation equipment. These assets are recorded at original cost and depreciation is calculated based on the estimated useful lives, ranging from 3 to 40 years.

(e) Customers’ Advances for Construction– Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties.   These contributions are recorded as Customers’ Advances for Construction. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant.  After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction – Contributions in Aid of Construction include direct non-refundable contributions of water utility plant and/or cash and the portion of Customers’ Advances for Construction that become non-refundable.

Advances and Contributions are not depreciated in accordance with BPU and PSC requirements.  In addition, these amounts reduce the investment base for purposes of setting rates.

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2007, 2006 and 2005 approximately $0.5 million, $0.6 million and $0.5 million, respectively of AFUDC was added to the cost of construction projects.  AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for the years ended December 31, 2007, 2006 and 2005 for Middlesex and Tidewater were 7.45% and 7.94%, respectively.

(g) Accounts Receivable – We record bad debt expense based on historical write-offs. The allowance for doubtful accounts was $0.3 million at December 31, 2007, $0.3 million at December 31, 2006, and $0.2 million at December 31, 2005. The corresponding expense for the year ended December 31, 2007, 2006 and 2005 was $0.1 million, $0.3 million and $0.2 million, respectively.

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

(m) Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Company does not expect that the adoption of SFAS 157 will have a  material impact on its financial statements.

In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP did not have a material impact on the Company’s consolidated financial statements or disclosures.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In May 2007, the FASB issued FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not materially impact the Company’s results of operations and financial condition.

(n) Other Comprehensive Income – Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded into a separate section of capitalization on the consolidated balance sheets. The Company’s accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized gains on investment holdings.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America.  Middlesex and certain of its subsidiaries, which account for 90% of Operating Revenues and 98% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements.  In those instances, the Company follows the guidance provided in SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service, and who were hired as of March 31, 2007. The discount rate utilized for determining pension costs decreased from 5.88% for the year ended December 31, 2005 to 5.52% for the year ended December 31, 2006 and increased to 5.89% for the year ended December 31, 2007. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Note 2 - Rate and Regulatory Matters

Effective October 26, 2007, Middlesex received approval from the New Jersey Board of Public Utilities (BPU) for a 9.1%, or $5.0 million increase in its base water rates.  The increase was predicated on a rate base of $164.4 million and an authorized return on equity of 10.0%.  Middlesex had originally filed for an $8.9 million or 16.5% base rate increase with the BPU on April 18, 2007.  The rate increase is intended to recover increased costs of operations, maintenance, labor and benefits, purchased power, purchased water and taxes, as well as capital investment of approximately $23.0 million since June 2005.

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

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.  These items are detailed as follows:

	(Thousands of Dollars)
	December 31,
Regulatory Assets	2007	2006	Remaining Recovery Periods
Postretirement Benefits	$7,279	$11,130	Various
Income Taxes	8,222	6,813	Various
Tank Painting	225	275	3-8 years
Rate Cases and Other	364	124	Up to 2 years
Total	$16,090	$18,342

Postretirement benefits include pension and other postretirement benefits that have been recorded on the Consolidated Balance Sheet upon adoption of SFAS 158. These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2007 and 2006, the Company has approximately $5.7 million and $6.2 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.8 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	Years Ended December 31,
	(Thousands of Dollars)
	2007	2006	2005
Income Tax at Statutory Rate	$6,021	$5,155	$3,982
Tax Effect of:
Utility Plant Related	(595)	(338)	(899)
State Income Taxes – Net	350	257	176
Employee Benefits	(49)	(48)	(25)
Other	9	15	3
Total Income Tax Expense	$5,736	$5,041	$3,237

Income tax expense is comprised of the following:

Current:
Federal	$4,894	$3,846	$2,889
State	413	298	183
Deferred:
Federal	634	884	160
State	117	92	84
Investment Tax Credits	(322)	(79)	(79)
Total Income Tax Expense	$5,736	$5,041	$3,237

The statutory review period for income tax returns for the years prior to 2004 has been closed.  Federal income tax returns for 2005 and 2006 are currently under review by the Internal Revenue Service.  Although the review is still in process, no material adjustments have been proposed by the examiner.  In the event that there are interest and penalties associated with income tax adjustments, these amounts would be reported under interest expense and other expense, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.  The components of the net deferred tax liability are as follows:

	December 31,
	(Thousands of Dollars)
	2007	2006
Utility Plant Related	$24,892	$23,656
Customer Advances	(4,117)	(4,189)
Employee Benefits	(2,544)	(3,515)
Other	(291)	(173)
Total Deferred Tax Liability	$17,940	$15,779

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act.  Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2007, 2006 and 2005 were $7.8 million, $7.6 million and $7.4 million, respectively.  The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2007, approximately $22.6 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2007	2006	2005
Untreated	$2.4	$2.3	$2.3
Treated	2.1	1.9	1.9
Total Costs	$4.5	$4.2	$4.2

Construction–The Company may spend up to $36.9 million in 2008, $76.9 million in 2009 and $44.9 million in 2010 on its construction program.   The development of these estimates is based in part upon projected housing development and sales in Delaware.

Litigation– In July 2005, Tidewater received a notice of violation and request for corrective action issued by the Delaware State Fire Marshal regarding the alleged failure of one of the community water systems operated by Tidewater to meet Delaware fire protection requirements.  Tidewater appealed the Fire Marshal’s decision with the Delaware State Fire Prevention Commission (the “SFPC”) and, in November 2005, the SFPC denied Tidewater’s appeal.  In October 2007, Tidewater agreed to dismiss its appeal of the SFPC’s decision with the Sussex County Superior Court in Delaware of the notice of violation and request for corrective action issued by the Fire Marshal.  In return for the dismissal both parties have agreed that 15 of the original 67 community water systems previously identified will require certain modifications over a ten-year period in order to provide full fire protection. The expected capital investment to comply with the settlement is $12.0 to $14.0 million and will be expended ratably over the ten-year period.  We will apply to the PSC to increase base rates to recover the costs of any such modifications. Although these types of modifications have routinely been included in previous rate matters, the PSC may not approve a portion or all of the costs associated with the fire protection upgrades.

Change in Control Agreements– The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2007 and 2006 is summarized below:

	(Millions of Dollars)
	2007	2006
Established Lines at Year-End	$40.0	$37.0
Maximum Amount Outstanding	6.6	18.2
Average Outstanding	2.6	9.5
Notes Payable at Year-End	6.3	None
Weighted Average Interest Rate	6.36%	6.13%
Weighted Average Interest Rate at Year-End	5.79%	None

The maturity date for the $6.3 million borrowing, with an interest rate of 5.79%, outstanding as of December 31, 2007 was January 7, 2008.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the BPU or PSC, except where otherwise noted.

Common Stock
In June 2007, the number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) increased from 1,700,000 shares to 2,300,000 shares.  The cumulative number of shares issued under the DRP at December 31, 2007, is 1,642,877. The Company also has shares authorized and outstanding under a restricted stock plan, which is described in Note 7 – Employee Benefit Plans.

In November 2006, the Company sold and issued 1,495,000 shares of its common stock in a public offering that was priced at $18.46. The majority of the net proceeds of approximately $26.2 million were used to repay all of the Company’s short-term borrowings outstanding at that time.  Remaining proceeds from the public offering were used to fund a portion of the 2007 capital program.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.  At December 31, 2007, no preferred stock dividends were in arrears.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2007 and 2006, 36,898 shares of preferred stock presently authorized were outstanding and there were no dividends in arrears.

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

Long-term Debt
In December 2007, Tidewater closed on a $1.1 million loan with the Delaware State Revolving Fund (SRF).  This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for two specific projects no later than July 31, 2008. The interest rate on any draw-down will be set at 3.64% with a final maturity of July 1, 2028 on the amount actually borrowed.

In November 2007, Middlesex issued $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series II and JJ on November 8, 2007.

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

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. With the exception of $15.0 million for repayment for the First Mortgage Bond Series U due in 2009, principal repayments for the First Mortgage Bonds extend beyond 2012.  The aggregate annual principal repayment obligations for all other long-term debt are shown below:

(Millions of Dollars)
Year	Annual Maturities
2008	$2.7
2009	$3.1
2010	$3.2
2011	$3.2
2012	$3.3

The weighted average interest rate on all long-term debt at December 31, 2007 and 2006 was 5.20% and 5.28%, respectively. Except for the Amortizing Secured Notes and Series U First Mortgage Bonds, all of the Company’s outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Environmental Infrastructure Trust program ($32.1 million) and the SRF program ($5.4 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE, FF, GG, HH, II and JJ First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series GG and HH proceeds can only be used for the 2007 main cleaning and cement lining program. Series II and JJ proceeds can only be used for the 2008 main cleaning and cement lining program.  All other bond issuance balances in restricted cash are for debt service requirements.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which also includes debt service and capital ratio covenants, certain restrictions as to cash dividend payments and other distributions on common stock. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2007.  Basic EPS is computed on the basis of the weighted average number of shares outstanding.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2007		2006		2005
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$11,843	13,203	$10,039	11,844	$8,476	11,445
Preferred Dividend	(248)		(248)		(251)
Earnings Applicable to Common Stock	$11,595	13,203	$9,791	11,844	$8,225	11,445
Basic EPS	$0.88		$0.83		$0.72
Diluted:
Earnings Applicable to Common Stock	$11,595	13,203	$9,791	11,844	$8,225	11,445
$7.00 Series Dividend	97	167	97	167	101	175
$8.00 Series Dividend	96	164	96	164	96	164
Adjusted Earnings Applicable to Common Stock	$11,788	13,534	$9,984	12,175	$8,422	11,784
Diluted EPS	$0.87		$0.82		$0.71

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

	(Thousands of Dollars)
	At December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$103,322	$104,681	$101,124	$103,083
State Revolving Bonds	$1,233	$1,272	$1,307	$1,340

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments at December 31, 2007 and 2006 was $29.8 million and $30.8 million, respectively. Customer advances for construction have a carrying amount of $21.8 million and $19.2 million at December 31, 2007 and 2006, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension
The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company based upon a percentage of the participants’ compensation. In order to be eligible for an annual contribution, the eligible employee must be employed by the Company on December 31st of the year the award pertains to. In addition, the Company maintains an unfunded supplemental pension plan for its executive officers.  The Accumulated Benefit Obligation for all pension plans at December 31, 2007 and 2006 was $21.6 million and $22.1 million, respectively.

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

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2007 and 2006 were $0.4 million and $0.5 million, respectively.

The Company adopted SFAS 158 on December 31, 2006.  Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71). Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company records underfunded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income as of under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s pension plans and other postretirement benefits for 2007 and 2006.

	(Thousands of Dollars)
	December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Reconciliation of Projected Benefit Obligation
Beginning Balance	$31,728	$29,666	$14,698		$15,247
Service Cost	1,296	1,311	821		756
Interest Cost	1,807	1,703	895		804
Actuarial (Gain)/Loss	(3,081)	544	(852)		(1,655)
Benefits Paid	(1,583)	(1,496)	(495)		(454)
Ending Balance	$30,167	$31,728	$15,067		$14,698
Reconciliation of Plan Assets at Fair Value
Beginning Balance	$23,028	$20,338	$6,701		$4,666
Actual Return on Plan Assets	1,315	2,578	324		1,045
Employer Contributions	1,808	1,608	495		1,444
Benefits Paid	(1,583)	(1,496)	(495)		(454)
Ending Balance	$24,568	$23,028	$7,025		$6,701

Funded Status	$(5,599)	$(8,700)	$(8,042)	$	(7,997)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(308)	(308)	-		-
Noncurrent Liability	(5,291)	(8,392)	(8,042)		(7,997)
Net Liability Recognized	$(5,599)	$(8,700)	$(8,042)		$(7,997)

	(Thousands of Dollars)
	Years Ended December 31,
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$1,296	$1,311	$1,126	$821	$756	$622
Interest Cost	1,807	1,703	1,559	895	804	771
Expected Return on Plan Assets	(1,819)	(1,608)	(1,547)	(481)	(330)	(275)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial (Gain)/Loss	75	258	49	337	443	482
Amortization of Prior Service Cost	10	11	92	-	-	-
Net Periodic Benefit Cost	$1,369	$1,675	$1,279	$1,707	$1,808	$1,735

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2008 are as follows:

	(Thousands of Dollars)
	Pension Benefits	Other Benefits
	2008	2008
Actuarial (Gain)/Loss	$-	$232
Prior Service Cost	10	-
Transition Obligation	-	135

	2007	2006	2005	2007	2006	2005

Weighted Average Assumptions:
Expected Return on Plan Assets	8.00%	8.00%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	6.59%	5.89%	5.52%	6.59%	5.89%	5.52%
Benefit Cost	5.89%	5.52%	5.88%	5.89%	5.52%	5.88%
Compensation Increase for:
Benefit Obligation	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Benefit Cost	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The compensation increase assumption for Other Benefits is attributable to life insurance provided to qualifying employees upon their retirement.  The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

A 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007 and assumed to decline by 1.0% per year through 2010 and by 0.5% per year to 5% by year 2013. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Benefit Cost	$399	$(301)
Effect on Benefit Obligation	2,767	(2,159)

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Pension Benefits	Other Benefits
2008	$1,606	$565
2009	1,577	582
2010	1,586	606
2011	1,652	656
2012	1,655	694
2013-2017	9,784	4,146
Totals	$17,860	$7,249

Benefit Plans Assets

The allocation of plan assets at December 31, 2007 and 2006 by asset category is as follows:

	Pension Plan		Other Benefits
Asset Category	2007	2006	2007	2006	Target	Range
Equity Securities	59.7%	60.0%	47.0%	48.5%	60%	30-65%
Debt Securities	37.8	36.9	50.6	33.0	38%	25-70%
Cash	2.5	3.1	2.4	18.5	2%	0-10%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.7 million (3.0% of total plan assets) and $0.7 million (3.2 % of total plan assets) at December 31, 2007 and 2006, respectively.

For the pension plan, Middlesex made total cash contributions of $1.8 million in 2007 and expects to make cash contributions of approximately $2.0 million in 2008.

For the postretirement health benefit plan, Middlesex made total cash contributions of $0.5 million in 2007 and expects to make contributions of approximately $2.4 million in 2008.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%.  The Company’s matching contributions were $0.4 million for each of the years ended December 31, 2007, 2006 and 2005.

 For those employees hired after March 31, 2007 and still employed on December 31, 2007, the Company approved a discretionary contribution that was based on 5% of eligible compensation. The Company expects to fund the contribution of less than $0.1 million in March 2008.

Stock-Based Compensation
The Company maintains an escrow account for 71,253 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The Company filed a petition with the

BPU requesting approval of stock-based compensation plan called the 2008 Restricted Stock Plan.  The Company intends to seek shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the proposed plan is 300,000 shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with SFAS No.123(R), “Share-Based Payment.” Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the Restricted Stock Plan:

	(In Thousands Except Grant Price)
	Shares	Unearned Compensation	Weighted Average Grant Price

Balance, January 1, 2005	65	$606

Granted	19	436	$22.95
Vested	(28)
Amortization of Compensation Expense		(342)
Balance, December 31, 2005	56	$700

Granted	21	405	$19.24
Vested	(11)
Forfeited	(2)	(38)
Amortization of Compensation Expense		(271)
Balance, December 31, 2006	64	$796

Granted	18	344	$19.10
Vested	(10)
Forfeited	(1)	(3)
Amortization of Compensation Expense		(276)
Balance, December 31, 2007	71	$861

Note 8 – Business Segment Data

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2007	2006	2005
Revenues:
Regulated	$77,113	$71,948	$66,317
Non – Regulated	9,392	9,317	8,416
Inter-segment Elimination	(391)	(204)	(120)
Consolidated Revenues	$86,114	$81,061	$74,613

Operating Income:
Regulated	$21,351	$20,062	$16,390
Non – Regulated	1,320	1,256	828
Consolidated Operating Income	$22,671	$21,318	$17,218

Depreciation:
Regulated	$7,408	$6,936	$6,357
Non – Regulated	131	124	103
Consolidated Depreciation	$7,539	$7,060	$6,460

Other Income, Net:
Regulated	$1,643	$951	$836
Non – Regulated	---	(78)	---
Inter-segment Elimination	(116)	(99)	(96)
Consolidated Other Income, Net	$1,527	$774	$740

Interest Expense:
Regulated	$6,619	$7,012	$6,245
Non – Regulated	116	99	96
Inter-segment Elimination	(116)	(99)	(96)
Consolidated Interest Charges	$6,619	$7,012	$6,245

Net Income:
Regulated	$11,120	$9,417	$8,037
Non – Regulated	723	622	439
Consolidated Net Income	$11,843	$10,039	$8,476
Capital Expenditures:
Regulated	$21,586	$30,492	$25,016
Non – Regulated	344	242	272
Total Capital Expenditures	$21,930	$30,734	$25,288

	As of December 31,	As of December 31,
	2007	2006
Assets:
Regulated	$387,931	$366,149
Non – Regulated	8,157	6,808
Inter-segment Elimination	(3,413)	(2,690)
Consolidated Assets	$392,675	$370,267

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2007 and 2006 are as follows:

	(Thousands of Dollars, Except per Share Data)
	1st	2nd	3rd	4th	Total
2007
Operating Revenues	$18,988	$21,745	$24,135	$21,246	$86,114
Operating Income	3,722	6,279	7,729	4,941	22,671
Net Income	1,769	3,313	4,158	2,603	11,843
Basic Earnings per Share	$0.13	$0.25	$0.31	$0.19	$0.88
Diluted Earnings per Share	$0.13	$0.24	$0.31	$0.19	$0.87

2006
Operating Revenues	$18,230	$21,037	$22,632	$19,162	$81,061
Operating Income	3,973	6,149	6,858	4,338	21,318
Net Income	1,812	2,968	3,377	1,882	10,039
Basic Earnings per Share	$0.15	$0.25	$0.29	$0.14	$0.83
Diluted Earnings per Share	$0.15	$0.25	$0.28	$0.14	$0.82

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

D&T’s audit reports on the Company's consolidated financial statements for each of the two fiscal years ended December 31, 2005 and December 31, 2004 did not contain any adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of D&T on management's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2005 and 2004, and through April 5, 2006, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to D&T’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports of the financial statements for such years. During the two fiscal years ended December 31, 2005 and 2004, and through April 5, 2006, there was one reportable event.   On November 9, 2005, the Company informed D&T of an identified material weakness in internal controls related to recording and reporting construction advances and contributions for utility plant.  Subsequent to the notification, the Company filed an amended Form 10-K for the year ended December 31, 2004 and Form 10-Q’s for the quarters ended March 31, 2005 and June 30, 2005.  The material weakness identified is discussed in Item 9A of the Company’s Form 10-K/A for the year ended December 31, 2004.

We provided D&T with a copy of the foregoing disclosures and requested from them a letter indicating whether they agree with these disclosures.  A copy of their letter dated April 5, 2006 is included as Exhibit 16 to this Form 10-K.

During the Company’s two fiscal years ended December 31, 2005 and 2004, and through March 31, 2006, the Company did not consult with BMC regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of disagreement or reportable events.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2007. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Accordingly, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on our assessment, we believe that as of December 31, 2007, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Iselin, New Jersey
March 10, 2008

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Middlesex Water Company

We have audited Middlesex Water Company’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended.  Our report dated March 10, 2008 expressed an unqualified opinion on these consolidated financial statements.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 10, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

10.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this annual report:

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Income for each of the three years in the period ended
December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2007, 2006 and 2005.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2007 and 2006.

Consolidated Statements of Common Stockholders Equity and Comprehensive Income for

each of the three years in the period ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

10.	Exhibits

See Exhibit listing immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director
Date:	March 10, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 13, 2007.

By:	/s/ A. Bruce O’Connor
A.Bruce O’Connor
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

10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12	Copy of 1989 Restricted Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 25, 1997.	33-31476	10.22
(t)10.13(a)	Employment Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(i) of 2004 Form 10-K.
(t)10.13(b)	Employment Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.15© of 1999 Third Quarter Form 10-Q.
(t)10.13©	Employment Agreement between Middlesex Water Company and Ronald F. Williams, as filed as Exhibit 10.15(g) of 1999 Third Quarter Form 10-Q.
(t)10.13(d)	Employment Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of 2003 Form 10-K.
(t)10.13(e)	Employment Agreement between Middlesex Water Company and Kenneth J. Quinn, filed as Exhibit 10.13(e) of 2003 Form 10-K.
(t)10.13(f)	Employment Agreement between Middlesex Water Company and James P. Garrett, filed as Exhibit 10.13(f) of 2003 Form 10-K.
(t)10.13(g)	Employment Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of 2003 Form 10-K.
(t)10.13(h)	Consulting Agreement between Middlesex Water Company and J. Richard Tompkins, filed as Exhibit 10.13(h) of 2005 Form 10-K.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
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

10.29	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of 2006 First Quarter Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.30
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30of the 2006 Form 10-K.

10.31
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the 2006 Form 10-K.

*10.32	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II).
*10.33
Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ).

16	Letter of Deloitte & Touche LLP regarding change in certifying accountant filed as Exhibit No. 16 of Form 8-K filed on April 5, 2006.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Beard Miller Company LLP.
*23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.