Form 10-Q
period 2008-03-31
MIDDLESEX WATER CO
filed 2008-05-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐                      No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2008: Common Stock, No Par Value: 13,266,186 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2008	2007

Operating Revenues	$20,855	$18,988

Operating Expenses:
Operations	11,102	10,192
Maintenance	996	978
Depreciation	1,931	1,845
Other Taxes	2,479	2,251

Total Operating Expenses	16,508	15,266

Operating Income	4,347	3,722

Other Income (Expense):
Allowance for Funds Used During Construction	103	112
Other Income	241	226
Other Expense	(46)	(5)

Total Other Income, net	298	333

Interest Charges	1,517	1,384

Income before Income Taxes	3,128	2,671

Income Taxes	1,124	902

Net Income	2,004	1,769

Preferred Stock Dividend Requirements	62	62

Earnings Applicable to Common Stock	$1,942	$1,707

Earnings per share of Common Stock:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13

Average Number of Common Shares Outstanding:
Basic	13,254	13,176
Diluted	13,585	13,507

Cash Dividends Paid per Common Share	$0.1750	$0.1725

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
		March 31,	December 31,
ASSETS		2008	2007
UTILITY PLANT:	Water Production	$99,220	$98,942
	Transmission and Distribution	267,052	264,939
	General	26,022	24,874
	Construction Work in Progress	13,080	9,833
	TOTAL	405,374	398,588
	Less Accumulated Depreciation	66,363	64,736
	UTILITY PLANT - NET	339,011	333,852

CURRENT ASSETS:	Cash and Cash Equivalents	1,462	2,029
	Accounts Receivable, net	8,099	8,227
	Unbilled Revenues	4,364	4,609
	Materials and Supplies (at average cost)	1,273	1,205
	Prepayments	995	1,363
	TOTAL CURRENT ASSETS	16,193	17,433

DEFERRED CHARGES	Unamortized Debt Expense	2,862	2,884
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,964	5,283
	Regulatory Assets	15,868	16,090
	Operations Contracts Fees Receivable	4,216	4,184
	Restricted Cash	6,199	6,418
	Non-utility Assets - Net	6,149	6,183
	Other	347	348
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	41,605	41,390
	TOTAL ASSETS	$396,809	$392,675

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$106,025	$105,668
	Retained Earnings	27,064	27,441
	Accumulated Other Comprehensive Income, net of tax	57	69
	TOTAL COMMON EQUITY	133,146	133,178
	Preferred Stock	3,958	3,958
	Long-term Debt	131,423	131,615
	TOTAL CAPITALIZATION	268,527	268,751

CURRENT	Current Portion of Long-term Debt	2,768	2,723
LIABILITIES:	Notes Payable	9,000	6,250
	Accounts Payable	4,535	6,477
	Accrued Taxes	9,697	7,611
	Accrued Interest	975	1,916
	Unearned Revenues and Advanced Service Fees	758	758
	Other	1,446	1,274
	TOTAL CURRENT LIABILITIES	29,179	27,009

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,796	21,758
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,441	1,461
	Accumulated Deferred Income Taxes	18,096	17,940
	Employee Benefit Plans	13,871	13,333
	Regulatory Liability - Cost of Utility Plant Removal	5,876	5,726
	Other	1,337	459
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	62,417	60,677

CONTRIBUTIONS IN AID OF CONSTRUCTION		36,686	36,238
	TOTAL CAPITALIZATION AND LIABILITIES	$396,809	$392,675

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,004	$1,769
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,088	1,995
Provision for Deferred Income Taxes and ITC	123	128
Equity Portion of AFUDC	(54)	(54)
Cash Surrender Value of Life Insurance	172	(56)
Changes in Assets and Liabilities:
Accounts Receivable	128	(209)
Unbilled Revenues	245	(65)
Materials & Supplies	(68)	(119)
Prepayments	368	319
Other Assets	(213)	(210)
Accounts Payable	(1,006)	(468)
Accrued Taxes	2,092	2,369
Accrued Interest	(941)	(984)
Employee Benefit Plans	678	706
Unearned Revenue & Advanced Service Fees	-	8
Other Liabilities	115	267

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,731	5,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $49 in 2008 and $58 in 2007	(6,327)	(3,620)
Restricted Cash	219	599
Preliminary Survey & Investigation Charges	(681)	(663)

NET CASH USED IN INVESTING ACTIVITIES	(6,789)	(3,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(490)	(425)
Proceeds from Issuance of Long-term Debt	343	41
Net Short-term Bank Borrowings	2,750	-
Deferred Debt Issuance Expenses	(28)	(30)
Common Stock Issuance Expense	-	(15)
Restricted Cash	-	(23)
Proceeds from Issuance of Common Stock	357	349
Payment of Common Dividends	(2,319)	(2,272)
Payment of Preferred Dividends	(62)	(62)
Construction Advances and Contributions-Net	(60)	137

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	491	(2,300)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(567)	(588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	5,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,462	$5,238

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$546	$1,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,546	$2,461
Interest Capitalized	$(49)	$(58)
Income Taxes	$701	$15

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)
	March 31,	December 31,
	2008	2007
Common Stock, No Par Value:
Shares Authorized - 40,000
Shares Outstanding - 2008 - 13,262	$106,025	$105,668
2007 - 13,246

Retained Earnings	27,064	27,441
Accumulated Other Comprehensive Income, net of tax	57	69
TOTAL COMMON EQUITY	$133,146	$133,178

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized - 139
Shares Outstanding - 37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 12	1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,958	$3,958

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,775	$2,800
6.25%, Amortizing Secured Note, due May 22, 2028	8,470	8,575
6.44%, Amortizing Secured Note, due August 25, 2030	6,277	6,347
6.46%, Amortizing Secured Note, due September 19, 2031	6,557	6,627
4.22%, State Revolving Trust Note, due December 31, 2022	691	691
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,358	3,168
3.49%, State Revolving Trust Note, due January 25, 2027	743	603
4.03%, State Revolving Trust Note, due December 1, 2026	974	974
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	695	695
0.00%, State Revolving Fund Bond, due September 1, 2021	528	538
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	581	591
4.25% to 4.63%, Series Y, due September 1, 2018	765	765
0.00%, Series Z, due September 1, 2019	1,317	1,342
5.25% to 5.75%, Series AA, due September 1, 2019	1,785	1,785
0.00%, Series BB, due September 1, 2021	1,656	1,685
4.00% to 5.00%, Series CC, due September 1, 2021	1,995	1,995
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	7,004	7,112
3.00% to 5.50%, Series FF, due September 1, 2024	8,385	8,385
0.00%, Series GG, due September 1, 2026	1,685	1,710
4.00% to 5.00%, Series HH, due August 1, 2026	1,950	1,950
0.00%, Series II, due August 1, 2027	1,750	1,750
3.40% to 5.00%, Series JJ, due August 1, 2027	1,750	1,750
SUBTOTAL LONG-TERM DEBT	134,191	134,338
Less: Current Portion of Long-term Debt	(2,768)	(2,723)
TOTAL LONG-TERM DEBT	$131,423	$131,615

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

The consolidated notes within the 2007 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2008, the results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2007, has been derived from the Company’s audited financial statements for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157 did not have a material impact on its financial statements.

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

Index

Note 2 – Rate Matters

On April 29, 2008 Pinelands Water and Pinelands Wastewater filed with the New Jersey Board of Public Utilities (BPU) for base rate increases of 19.8% and 22.9%, respectively.  These combined increase requests represent $0.3 million of additional revenues needed to cover higher operations and maintenance costs of those systems.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our requests.

Effective January 1, 2008, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 0.17% to 1.62%.  The DSIC increase is expected to generate approximately $0.2 million of additional revenue.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2008. The Company is in the process of renegotiating the rate schedule.

Note 3 – Capitalization

Common Stock –During the three months ended March 31, 2008, there were 15,710 common shares (approximately $0.3 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt – On March 18, 2008 Middlesex filed an application with the BPU seeking approval to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. If approved by the BPU, the Company expects to complete the transaction in November 2008.  Proceeds from this financing will be used for the ongoing main cleaning and lining project in 2009.  The Company expects a decision on this matter during the second quarter of 2008.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended March 31,
Basic:	2008	Shares	2007	Shares
Net Income	$2,004	13,254	$1,769	13,176
Preferred Dividend	(62)		(62)
Earnings Applicable to Common Stock	$1,942	13,254	$1,707	13,176

Basic EPS	$0.15		$0.13

Diluted:
Earnings Applicable to Common Stock	$1,942	13,254	$1,707	13,176
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	24	164	24	164
Adjusted Earnings Applicable to Common Stock	$1,990	13,585	$1,755	13,507

Diluted EPS	$0.15		$0.13

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

	(In Thousands) Three Months Ended March 31,
Operations by Segments:	2008	2007
Revenues:
Regulated	$18,422	$16,688
Non – Regulated	2,484	2,345
Inter-segment Elimination	(51)	(45)
Consolidated Revenues	$20,855	$18,988
Operating Income:
Regulated	$3,891	$3,466
Non – Regulated	456	256
Consolidated Operating Income	$4,347	$3,722

Net Income:
Regulated	$1,701	$1,636
Non – Regulated	303	133
Consolidated Net Income	$2,004	$1,769

Capital Expenditures:
Regulated	$6,311	$3,525
Non – Regulated	16	95
Total Capital Expenditures	$6,327	$3,620

	As of March 31, 2008	As of December 31, 2007
Assets:
Regulated	$391,808	$387,931
Non – Regulated	8,717	8,157
Inter-segment Elimination	(3,716)	(3,413)
Consolidated Assets	$396,809	$392,675

Index

Note 6 – Short-term Borrowings

As of March 31, 2008, the Company has established lines of credit aggregating $33.0 million. At March 31, 2008, the outstanding borrowings under these credit lines were $9.0 million at a weighted average interest rate of 4.06%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $7.5 million and $0 at 4.65% and none for the three months ended March 31, 2008 and 2007, respectively.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Note 7 – Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy, New Jersey (Perth Amboy) water and wastewater systems under contract through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2008 are $8.0 million. The fixed fees will increase over the term of the contract to $10.2 million per year.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2008, approximately $22.6 million of the Series C Serial Bonds remained outstanding.

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

Index

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2008	2007
Purchased Water
Treated	$522	$460
Untreated	605	598
Total Costs	$1,127	$1,058

Construction – The Company expects to spend approximately $36.9 million on its construction program in 2008.

Litigation – The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Change in Control Agreements – The Company has Change in Control Agreements with its Officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service in a year.   Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company based upon a percentage of the participants’ compensation. In order to be eligible for an annual contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award pertains. The Company expects to make cash contributions of approximately $1.5 million to the defined benefit pension plan over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees.  Employees hired after March 31, 2007 are not eligible to participate in this plan.  Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company expects to make cash contributions to the plan of approximately $1.5 million over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007

Service Cost	$324	$320	$205	$185
Interest Cost	452	453	224	212
Expected Return on Assets	(455)	(456)	(120)	(135)
Amortization of Unrecognized Losses	19	66	84	68
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$342	$385	$427	$364

Note 9 – Stock Based Compensation

The Company maintains an escrow account for 71,253 shares of the Company's common stock awarded under the 1997 Restricted Stock Plan, which has expired. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The Company filed a petition with the BPU requesting approval of a stock-based compensation plan called the 2008 Restricted Stock Plan.  The Company intends to seek shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the proposed plan is 300,000 shares.

The Company has also filed a petition with the BPU requesting approval of a stock-based compensation plan for non-employee members of the Board of Directors called the Director Stock Compensation Plan.  The Company intends to seek shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the proposed plan is 100,000 shares.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended March 31, 2008 and 2007 was $0.1 million. Total unearned compensation related to restricted stock was $0.8 million and $0.6 million at March 31, 2008 and 2007, respectively.

Index

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands) Three Months Ended March 31,
	2008	2007

Net Income	$2,004	$1,769

Other Comprehensive Income (Loss):
Change in Value of Equity Investments, Net of Income Tax	(12)	8
Other Comprehensive Income	(12)	8

Comprehensive Income	$1,992	$1,777

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,500 retail, commercial and fire service customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 31,800 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,400 residential retail customers. White Marsh serves approximately 5,700 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

USA provides customers both inside and outside of our service territories a service line maintenance program called LineCareSM. We offer a similar program for wastewater customers called LineCare+SM.

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

Index

Recent Developments

Rate Increases
On April 29, 2008 Pinelands Water and Pinelands Wastewater filed with the New Jersey Board of Public Utilities (BPU) for base rate increases of 19.8% and 22.9%, respectively.  These combined increase requests represent $0.3 million of additional revenues needed to cover higher operations and maintenance costs of their systems.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our requests.

Effective January 1, 2008, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 0.17% to 1.62%.  The DSIC increase is expected to generate approximately $0.2 million of additional revenue.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2008. The Company is in the process of renegotiating the rate schedule.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88% of total revenues and 85% of net income for the three months ended March 31, 2008. This segment contributed 88% of total revenues and 92% of net income over the same three month period ended March 31, 2007. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2008

	(In Thousands) Three Months Ended March 31,
	2008			2007
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$18,422	$2,433	$20,855	$16,688	$2,300	$18,988
Operations and maintenance expenses	10,208	1,890	12,098	9,216	1,954	11,170
Depreciation expense	1,902	29	1,931	1,814	31	1,845
Other taxes	2,421	58	2,479	2,192	59	2,251
Operating income	3,891	456	4,347	3,466	256	3,722

Other income, net	176	122	298	333	-	333
Interest expense	1,446	71	1,517	1,359	25	1,384
Income taxes	920	204	1,124	804	98	902
Net income	$1,701	$303	$2,004	$1,636	$133	$1,769

Index

Operating revenues for the three months ended March 31, 2008 increased $1.9 million, or 9.8%, from the same period in 2007.  Revenues in our Middlesex system increased $1.1 million as a result of a 9.1% base rate increase implemented on October 26, 2007.  Middlesex revenues also increased by $0.2 million due to higher consumption by our customers in 2008.  Revenues improved $0.3 million in our Tidewater system, of which $0.2 million was the result of an additional 12% rate increase implemented on February 28, 2007.  Customer growth and higher consumption contributed $0.3 million of revenues.  Fees charged for initial connection to our Delaware Water system were $0.2 million lower in 2008 as new residential and commercial development has slowed in our Delaware service territories.   Revenues from our regulated wastewater operations in Delaware increased by $0.1 million due to customer growth.  All other operations accounted for $0.2 million of additional revenues.

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

Operation and maintenance expenses for the three months ended March 31, 2008 increased $0.9 million or 8.3%.  Labor and benefits costs increased $0.4 million due to increases in wages and benefits costs and increased headcount to meet the needs associated with continued growth in our Delaware service territory.  Water Production costs were $0.3 million higher due to increased sales in Delaware and higher costs for water, electric power, chemicals and disposal of residuals in New Jersey.  The costs to operate our TESI regulated wastewater facilities in Delaware increased by $0.1 million due to acquisition of the Milton, Delaware wastewater system during 2007.   All other expense categories increased by $0.1 million.

Depreciation expense increased by $0.1 million, or 4.6%, primarily as a result of a higher level of utility plant in service since March 31, 2007.

Interest expense increased by $0.1 million commensurate with higher short-term borrowings compared to the prior year period.

Other taxes increased by $0.2 million generally reflecting additional taxes on higher taxable gross revenue, payroll and real estate.

Income taxes increased $0.2 million as a result of increased operating income as compared to the prior year.

Net income increased by 13.3% from $1.8 million to $2.0 million. Basic earnings per share grew by 13.3% to $0.15 for the three months ended March 31, 2008 compared to $0.13 for the same period in 2007.  Diluted earnings per share were $0.15 and $0.13 for three months ended March 31, 2008 and 2007, respectively.

Index

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2008, cash flows from operating activities were $5.7 million, an increase of $0.3 million from the prior year. This increase was attributable to increased earnings, and a decrease in customer receivables.  These higher cash flows were partially offset by a decrease in accounts payable due to the timing of payments.  The $5.7 million of net cash flow from operations enabled us to fund 91% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from requisitions under the Delaware State Revolving Fund (SRF) program loans.

The capital spending program for 2008 is currently estimated to be $36.9 million.  Through March 31, 2008, we have expended $6.3 million.  For the remainder of 2008 we expect to incur $30.6 million of costs.  We expect to spend an additional $11.6 million for additions and improvements to our Delaware water systems; $3.7 million for infrastructure additions for our Delaware wastewater systems; $1.1 million towards implementation of a Company-wide information system upgrade; and $3.5 million for the RENEW program, to complete the cleaning and cement lining of approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 112 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes an additional $10.7 million to be incurred over the remainder of 2008 for scheduled upgrades to our existing systems in New Jersey.  The remaining spending for scheduled upgrades include $3.4 million for improvements to existing plant, $4.7 million for mains, $0.5 million for service lines, $0.3 million for meters, $0.2 million for hydrants and $1.6 million for other infrastructure needs.

To fund our capital program in 2008, we have utilized internally generated funds, and funds available under existing New Jersey SRF program loans (currently, $3.5 million) and Delaware SRF program loans (currently, $2.8 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If needed, we will also borrow funds through $33.0 million of available lines of credit with several financial institutions. As of March 31, 2008, $9.0 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes.

We currently project that we may be required to expend between $88.4 million and $121.8 million for capital projects in 2009 and 2010 combined. The exact amount is dependent on customer growth, residential housing sales and project scheduling.  In particular, Middlesex has filed a prudence review application with the BPU for a proposed major transmission pipeline designed to strengthen its existing transmission network and provide system redundancy and reliability.  Initial estimates to construct the pipeline are $26.2 million.  The duration and outcome of the BPU review process may affect the construction schedule as well as the project viability.

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

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. We received rate relief for Middlesex in October 2007 and for Tidewater and Southern Shores on January 1, 2008.  Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Index

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $2.7 million of the current portion of eighteen existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no changes in the Company’s internal controls or in other factors, which materially affected internal controls during the quarter ended March 31, 2008.

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

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2008, included in Part 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

Except as described above, information about risk factors for the three months ended March 31, 2008 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 6, 2008