Form 10-Q/A
period 2008-03-31
MIDDLESEX WATER CO
filed 2008-08-06
CIK 66004

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

Explanatory Note

This amendment on Form 10-Q/A reflects the restatement of the unaudited Condensed Consolidated Balance Sheets of Middlesex Water Company (the Company) as of March 31, 2008 and the Condensed Consolidated Statement of Capital Stock and Long-term Debt as of March 31, 2008, to correct the accounting and disclosure for Long-term Debt and the Current Portion of Long-Term Debt, as discussed in Note 11 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Part I. - Item 1. In addition, the Company has amended Part I - Item 4 to update the disclosures regarding disclosure controls and procedures.

The restatement affects only Part I. - Items 1, 3 and 4, and Part II. - Items 1 and 6. Except for the foregoing amended items, all of the information in this Form 10-Q/A is as of May 6, 2008, the filing date of the original Form 10-Q for the quarter ended March 31, 2008, and has not been updated for the events subsequent to that date other than for the matter discussed above.

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

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		March 31,	December 31,
ASSETS		2008	2007
		(Restated - See Note 11)
UTILITY PLANT:	Water Production	$99,220	$98,942
	Transmission and Distribution	267,052	264,939
	General	26,022	24,874
	Construction Work in Progress	13,080	9,833
	TOTAL	405,374	398,588
	Less Accumulated Depreciation	66,363	64,736
	UTILITY PLANT - NET	339,011	333,852

CURRENT ASSETS:	Cash and Cash Equivalents	1,462	2,029
	Accounts Receivable, net	8,099	8,227
	Unbilled Revenues	4,364	4,609
	Materials and Supplies (at average cost)	1,273	1,205
	Prepayments	995	1,363
	TOTAL CURRENT ASSETS	16,193	17,433

DEFERRED CHARGES	Unamortized Debt Expense	2,862	2,884
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,964	5,283
	Regulatory Assets	15,868	16,090
	Operations Contracts Fees Receivable	4,216	4,184
	Restricted Cash	6,199	6,418
	Non-utility Assets - Net	6,149	6,183
	Other	347	348
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	41,605	41,390
	TOTAL ASSETS	$396,809	$392,675

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$106,025	$105,668
	Retained Earnings	27,064	27,441
	Accumulated Other Comprehensive Income, net of tax	57	69
	TOTAL COMMON EQUITY	133,146	133,178
	Preferred Stock	3,958	3,958
	Long-term Debt	116,423	131,615
	TOTAL CAPITALIZATION	253,527	268,751

CURRENT	Current Portion of Long-term Debt	17,768	2,723
LIABILITIES:	Notes Payable	9,000	6,250
	Accounts Payable	4,535	6,477
	Accrued Taxes	9,697	7,611
	Accrued Interest	975	1,916
	Unearned Revenues and Advanced Service Fees	758	758
	Other	1,446	1,274
	TOTAL CURRENT LIABILITIES	44,179	27,009

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,796	21,758
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,441	1,461
	Accumulated Deferred Income Taxes	18,096	17,940
	Employee Benefit Plans	13,871	13,333
	Regulatory Liability - Cost of Utility Plant Removal	5,876	5,726
	Other	1,337	459
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	62,417	60,677

CONTRIBUTIONS IN AID OF CONSTRUCTION		36,686	36,238
	TOTAL CAPITALIZATION AND LIABILITIES	$396,809	$392,675

See Notes to Consolidated Financial Statements.

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
		(Restated -See Note 11)
Common Stock, No Par Value:
Shares Authorized -	40,000
Shares Outstanding -	2008 - 13,262	$106,025	$105,668
	2007 - 13,246
Retained Earnings		27,064	27,441
Accumulated Other Comprehensive Income, net of tax		57	69
TOTAL COMMON EQUITY		$133,146	$133,178

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized - 139
Shares Outstanding - 37
Convertible:
Shares Outstanding, $7.00 Series - 14		1,457	1,457
Shares Outstanding, $8.00 Series - 12		1,399	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		102	102
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$3,958	$3,958

Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021		$2,775	$2,800
6.25%, Amortizing Secured Note, due May 22, 2028		8,470	8,575
6.44%, Amortizing Secured Note, due August 25, 2030		6,277	6,347
6.46%, Amortizing Secured Note, due September 19, 2031		6,557	6,627
4.22%, State Revolving Trust Note, due December 31, 2022		691	691
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025		3,358	3,168
3.49%, State Revolving Trust Note, due January 25, 2027		743	603
4.03%, State Revolving Trust Note, due December 1, 2026		974	974
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021		695	695
0.00%, State Revolving Fund Bond, due September 1, 2021		528	538
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022		12,000	12,000
5.25%, Series T, due October 1, 2023		6,500	6,500
6.40%, Series U, due February 1, 2009		15,000	15,000
5.25%, Series V, due February 1, 2029		10,000	10,000
5.35%, Series W, due February 1, 2038		23,000	23,000
0.00%, Series X, due September 1, 2018		581	591
4.25% to 4.63%, Series Y, due September 1, 2018		765	765
0.00%, Series Z, due September 1, 2019		1,317	1,342
5.25% to 5.75%, Series AA, due September 1, 2019		1,785	1,785
0.00%, Series BB, due September 1, 2021		1,656	1,685
4.00% to 5.00%, Series CC, due September 1, 2021		1,995	1,995
5.10%, Series DD, due January 1, 2032		6,000	6,000
0.00%, Series EE, due September 1, 2024		7,004	7,112
3.00% to 5.50%, Series FF, due September 1, 2024		8,385	8,385
0.00%, Series GG, due September 1, 2026		1,685	1,710
4.00% to 5.00%, Series HH, due August 1, 2026		1,950	1,950
0.00%, Series II, due August 1, 2027		1,750	1,750
3.40% to 5.00%, Series JJ, due August 1, 2027		1,750	1,750
SUBTOTAL LONG-TERM DEBT		134,191	134,338
Less: Current Portion of Long-term Debt		(17,768)	(2,723)
	TOTAL LONG-TERM DEBT	$116,423	$131,615

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

Long-term Debt decreased $15.0 million during 2008 for the First Mortgage Bond Series U, which matures on February 1, 2009.  There was an equal and offsetting increase in the Current Portion of Long-term Debt for the Series U bond.

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

Note 11 – Restatement of Condensed Consolidated Financial Statements

On August 1, 2008 and subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2008, management determined that the previously filed unaudited Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Capital Stock and Long-term Debt needed to be restated.

The Restated Condensed Consolidated Balance Sheet and Restated Condensed Consolidated Statement of Capital Stock and Long-term Debt as of March 31, 2008 reflect a reduction in Long-term Debt and increase in the Current Portion of Long-term debt due to the maturity date of First Mortgage Bond Series U being less than one year from the date of the financial statements.

The restatement does not have any effect on net income, earnings applicable to common stock or cash flows.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheet Effects:

	March 31, 2008 (In Thousands)
	As Previously Reported	As Reported
Long-term Debt	$131,423	$116,423
Total Capitalization	268,527	253,527
Current Portion of Long-term Debt	2,768	17,768
Total Current Liabilities	29,179	44,179

Condensed Consolidated Statement of Capital Stock and Long-term Debt:

	March 31, 2008 (In Thousands)
	As Previously Reported	As Reported
Current Portion of Long-term Debt	$(2,768)	$(17,768)
Total Long-term Debt	131,423	116,423

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

Results of Operations – Three Months Ended March 31, 2008

	(In Thousands) Three Months Ended March 31,
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$18,422	$2,433	$20,855	$16,688	$2,300	$18,988
Operations and maintenance expenses	10,208	1,890	12,098	9,216	1,954	11,170
Depreciation expense	1,902	29	1,931	1,814	31	1,845
Other taxes	2,421	58	2,479	2,192	59	2,251
Operating income	3,891	456	4,347	3,466	256	3,722

Other income, net	176	122	298	333	-	333
Interest expense	1,446	71	1,517	1,359	25	1,384
Income taxes	920	204	1,124	804	98	902
Net income	$1,701	$303	$2,004	$1,636	$133	$1,769

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

Index

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $17.8 million of the current portion of twenty existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

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

On August 1, 2008 and subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2008, management determined that the previously filed unaudited Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Capital Stock and Long-term Debt needed to be restated.  The restatement is necessary to reflect a reduction in Long-term Debt and a corresponding increase in the Current Portion of Long-term Debt due to the February 1, 2009 maturity date of the Company’s First Mortgage Bond Series U being less than one year from the date of the filed financial statements.

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, which included consideration of the restatements, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. As a result of this conclusion, the Company performed additional review and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls over financial reporting were not effective in meeting the objectives as described above during the quarter covered by this report. In connection with the discovery of errors related to recording and reporting of Long-term Debt and the Current Portion of Long-term Debt, the Company has subsequently implemented additional procedures related to the evaluation and review of maturity dates for Long-term Debt to ensure proper classification of debt maturing in less than one year to the Current Portion of Long-term Debt. Management believes these changes will remediate the errors that led to the restatement and enhance the reliability and effectiveness of the financial reporting process.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2008, included in Part 1 of this Quarterly Report on Form 10-Q/A, is hereby incorporated by reference.

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

Date: August 6, 2008