Form 10-Q
period 2008-06-30
MIDDLESEX WATER CO
filed 2008-08-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 2008: Common Stock, No Par Value: 13,281,961 shares outstanding.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Revenues	$23,035	$21,745	$43,890	$40,732

Operating Expenses:
Operations	10,617	10,143	21,719	20,335
Maintenance	1,110	1,037	2,107	2,015
Depreciation	1,955	1,875	3,885	3,720
Other Taxes	2,528	2,411	5,008	4,662

Total Operating Expenses	16,210	15,466	32,719	30,732

Operating Income	6,825	6,279	11,171	10,000

Other Income (Expense):
Allowance for Funds Used During Construction	162	140	265	252
Other Income	277	282	518	508
Other Expense	(113)	(8)	(158)	(12)

Total Other Income, net	326	414	625	748

Interest Charges	1,806	1,698	3,323	3,081

Income before Income Taxes	5,345	4,995	8,473	7,667

Income Taxes	1,780	1,682	2,904	2,583

Net Income	3,565	3,313	5,569	5,084

Preferred Stock Dividend Requirements	62	62	124	124

Earnings Applicable to Common Stock	$3,503	$3,251	$5,445	$4,960

Earnings per share of Common Stock:
Basic	$0.26	$0.25	$0.41	$0.38
Diluted	$0.26	$0.24	$0.41	$0.37

Average Number of
Common Shares Outstanding :
Basic	13,269	13,191	13,262	13,184
Diluted	13,600	13,522	13,593	13,515

Cash Dividends Paid per Common Share	$0.1750	$0.1725	$0.3500	$0.3450

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
		June 30,	December 31,
ASSETS		2008	2007
UTILITY PLANT:	Water Production	$100,211	$98,942
	Transmission and Distribution	270,764	264,939
	General	26,453	24,874
	Construction Work in Progress	15,299	9,833
	TOTAL	412,727	398,588
	Less Accumulated Depreciation	67,721	64,736
	UTILITY PLANT - NET	345,006	333,852

CURRENT ASSETS:	Cash and Cash Equivalents	3,724	2,029
	Accounts Receivable, net	8,688	8,227
	Unbilled Revenues	5,691	4,609
	Materials and Supplies (at average cost)	1,451	1,205
	Prepayments	1,657	1,363
	TOTAL CURRENT ASSETS	21,211	17,433

DEFERRED CHARGES	Unamortized Debt Expense	2,943	2,884
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,187	5,283
	Regulatory Assets	15,754	16,090
	Operations Contracts Fees Receivable	4,216	4,184
	Restricted Cash	6,113	6,418
	Non-utility Assets - Net	6,277	6,183
	Other	330	348
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	41,820	41,390
	TOTAL ASSETS	$408,037	$392,675

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$106,392	$105,668
	Retained Earnings	28,245	27,441
	Accumulated Other Comprehensive Income, net of tax	-	69
	TOTAL COMMON EQUITY	134,637	133,178
	Preferred Stock	3,958	3,958
	Long-term Debt	116,675	131,615
	TOTAL CAPITALIZATION	255,270	268,751

CURRENT	Current Portion of Long-term Debt	17,807	2,723
LIABILITIES:	Notes Payable	17,000	6,250
	Accounts Payable	4,982	6,477
	Accrued Taxes	8,106	7,611
	Accrued Interest	2,177	1,916
	Unearned Revenues and Advanced Service Fees	787	758
	Other	1,283	1,274
	TOTAL CURRENT LIABILITIES	52,142	27,009

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,585	21,758
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,421	1,461
	Accumulated Deferred Income Taxes	18,305	17,940
	Employee Benefit Plans	14,243	13,333
	Regulatory Liability - Cost of Utility Plant Removal	5,979	5,726
	Other	1,265	459
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	62,798	60,677

CONTRIBUTIONS IN AID OF CONSTRUCTION		37,827	36,238
	TOTAL CAPITALIZATION AND LIABILITIES	$408,037	$392,675

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,569	$5,084
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,208	4,029
Provision for Deferred Income Taxes and ITC	317	235
Equity Portion of AFUDC	(138)	(121)
Cash Surrender Value of Life Insurance	115	(205)
Gain on Disposal of Equity Investments	(86)	-
Gain on Sale of Real Estate	-	(212)
Changes in Assets and Liabilities:
Accounts Receivable	(493)	(1,555)
Unbilled Revenues	(1,082)	(1,546)
Materials & Supplies	(246)	(139)
Prepayments	(294)	(407)
Other Assets	(183)	(194)
Accounts Payable	(559)	2,011
Accrued Taxes	531	1,312
Accrued Interest	261	32
Employee Benefit Plans	1,207	1,300
Unearned Revenue & Advanced Service Fees	29	106
Other Liabilities	(123)	186

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,033	9,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $127 in 2008 and $131 in 2007	(13,539)	(8,774)
Restricted Cash	340	647
Proceeds from Real Estate Dispositions	-	273
Preliminary Survey & Investigation Charges	(905)	(1,590)

NET CASH USED IN INVESTING ACTIVITIES	(14,104)	(9,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(795)	(711)
Proceeds from Issuance of Long-term Debt	939	133
Net Short-term Bank Borrowings	10,750	800
Deferred Debt Issuance Expenses	(158)	(30)
Common Stock Issuance Expense	-	(15)
Restricted Cash	(35)	(23)
Proceeds from Issuance of Common Stock	724	705
Payment of Common Dividends	(4,640)	(4,547)
Payment of Preferred Dividends	(124)	(124)
Construction Advances and Contributions-Net	105	33

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,766	(3,779)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,695	(3,307)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	5,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,724	$2,519

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,312	$2,811
Transfer of Equity Investments to Employee Retirement Benefit Plans	$132	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,101	$3,098
Interest Capitalized	$(127)	$(131)
Income Taxes	$2,707	$1,518

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

		June 30,	December 31,
		2008	2007
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2008 - 13,278	$106,392	$105,668
	2007 - 13,246

	Retained Earnings	28,245	27,441
	Accumulated Other Comprehensive Income (Loss), net of tax	-	69
	TOTAL COMMON EQUITY	$134,637	$133,178

	Cumulative Preference Stock, No Par Value:
	Shares Authorized - 100
	Shares Outstanding - None
	Cumulative Preferred Stock, No Par Value
	Shares Authorized - 139
	Shares Outstanding - 37
	Convertible:
	Shares Outstanding, $7.00 Series - 14	$1,457	$1,457
	Shares Outstanding, $8.00 Series - 12	1,399	1,399
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	102	102
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,958	$3,958

	Long-term Debt
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,749	$2,800
	6.25%, Amortizing Secured Note, due May 22, 2028	8,365	8,575
	6.44%, Amortizing Secured Note, due August 25, 2030	6,207	6,347
	6.46%, Amortizing Secured Note, due September 19, 2031	6,487	6,627
	4.22%, State Revolving Trust Note, due December 31, 2022	674	691
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,678	3,168
	3.49%, State Revolving Trust Note, due January 25, 2027	667	603
	4.03%, State Revolving Trust Note, due December 1, 2026	957	974
	3.64%, State Revolving Trust Note, due July 1, 2028	211	-
	3.64%, State Revolving Trust Note, due January 1, 2028	140	-
	4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	695	695
	0.00%, State Revolving Fund Bond, due September 1, 2021	528	538
First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	6.40%, Series U, due February 1, 2009	15,000	15,000
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	582	591
	4.25% to 4.63%, Series Y, due September 1, 2018	765	765
	0.00%, Series Z, due September 1, 2019	1,317	1,342
	5.25% to 5.75%, Series AA, due September 1, 2019	1,785	1,785
	0.00%, Series BB, due September 1, 2021	1,656	1,685
	4.00% to 5.00%, Series CC, due September 1, 2021	1,995	1,995
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due September 1, 2024	7,004	7,112
	3.00% to 5.50%, Series FF, due September 1, 2024	8,385	8,385
	0.00%, Series GG, due September 1, 2026	1,685	1,710
	4.00% to 5.00%, Series HH, due August 1, 2026	1,950	1,950
	0.00%, Series II, due August 1, 2027	1,750	1,750
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,750	1,750
	SUBTOTAL LONG-TERM DEBT	134,482	134,338
	Less: Current Portion of Long-term Debt	(17,807)	(2,723)
	TOTAL LONG-TERM DEBT	$116,675	$131,615

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

The consolidated notes within the 2007 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2008, the results of operations for the three month and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2007, has been derived from the Company’s audited financial statements for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on its financial statements. The Company does not anticipate that adoption of FSP 157-2 will have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Effective January 1, 2008, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 0.17% to 1.62%.  The DSIC increase is expected to generate additional annual revenue of approximately $0.2 million.

Effective July 1, 2008, Tidewater received approval from the PSC to further increase their DSIC from 1.62% to 2.94%.  The DSIC increase is designed to generate additional annual revenue of approximately $0.2 million.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009.

Note 3 – Capitalization

Common Stock –During the six months ended June 30, 2008, there were 31,707 common shares (approximately $0.6 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt –Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. The Company expects to complete the transaction in November 2008.  Proceeds from this financing will be used for the ongoing main cleaning and lining project in 2009.

Long-term Debt decreased $15.0 million during 2008 for First Mortgage Bond Series U, which matures on February 1, 2009.  There was an equal and offsetting increase in the Current Portion of Long-term Debt for the Series U bond.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended June 30,
Basic:	2008	Shares	2007	Shares
Net Income	$3,565	13,269	$3,313	13,191
Preferred Dividend	(62)		(62)
Earnings Applicable to Common Stock	$3,503	13,269	$3,251	13,191

Basic EPS	$0.26		$0.25

Diluted:
Earnings Applicable to Common Stock	$3,503	13,269	$3,251	13,191
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	24	164	24	164
Adjusted Earnings Applicable to Common Stock	$3,551	13,600	$3,299	13,522

Diluted EPS	$0.26		$0.24

	Six Months Ended June 30,
Basic:	2008	Shares	2007	Shares
Net Income	$5,569	13,262	$5,084	13,184
Preferred Dividend	(124)		(124)
Earnings Applicable to Common Stock	$5,445	13,262	$4,960	13,184

Basic EPS	$0.41		$0.38

Diluted:
Earnings Applicable to Common Stock	$5,445	13,262	$4,960	13,184
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	48	164	48	164
Adjusted Earnings Applicable to Common Stock	$5,542	13,593	$5,057	13,515

Diluted EPS	$0.41		$0.37

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

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2008	2007	2008	2007
Revenues:
Regulated	$20,538	$19,776	$38,960	$36,462
Non – Regulated	2,607	2,081	5,091	4,427
Inter-segment Elimination	(110)	(112)	(161)	(157)
Consolidated Revenues	$23,035	$21,745	$43,890	$40,732
Operating Income:
Regulated	$6,346	$5,951	$10,236	$9,416
Non – Regulated	479	328	935	584
Consolidated Operating Income	$6,825	$6,279	$11,171	$10,000

Net Income:
Regulated	$3,260	$3,140	$4,961	$4,777
Non – Regulated	305	173	608	307
Consolidated Net Income	$3,565	$3,313	$5,569	$5,084

Capital Expenditures:
Regulated	$6,973	$5,024	$13,284	$8,549
Non – Regulated	239	130	255	225
Total Capital Expenditures	$7,212	$5,154	$13,539	$8,774

	As of June 30, 2008	As of December 31, 2007
Assets:
Regulated	$401,693	$387,931
Non – Regulated	10,366	8,157
Inter-segment Elimination	(4,022)	(3,413)
Consolidated Assets	$408,037	$392,675

Note 6 – Short-term Borrowings

As of June 30, 2008, the Company has established lines of credit aggregating $33.0 million. At June 30, 2008, the outstanding borrowings under these credit lines were $17.0 million at a weighted average interest rate of 3.30%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $13.1 million and $0.2 million at 3.71% and 6.62% for the three months ended June 30, 2008 and 2007, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $10.3 million and $0.1 million at 4.11% and 6.62% for the six months ended June 30, 2008 and 2007, respectively.

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2008, approximately $22.6 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Purchased Water
Treated	$529	$539	$1,050	$999
Untreated	516	529	1,121	1,128
Total Costs	$1,045	$1,068	$2,171	$2,127

Construction – The Company expects to spend approximately $32.7 million on its construction program in 2008.

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

During the second quarter the Company contributed $0.1 million in equity securities to the plan.  The Company contributed $2.1 million of cash to the plan on July 29, 2008.  No further contributions are anticipated to be made in 2008. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees and active employees hired before April 1, 2007.  Employees hired after March 31, 2007 are not eligible to participate in this plan.  Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company contributed $0.3 million of cash to the plan on July 29, 2008.  The Company expects to make additional cash contributions to the plan of approximately $1.0 million over the remainder of the current year.

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007

Service Cost	$312	$320	$194	$205
Interest Cost	488	453	252	224
Expected Return on Assets	(484)	(456)	(145)	(120)
Amortization of Unrecognized Losses	-	66	72	84
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$318	$385	$407	$427

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2008	2007	2008	2007

Service Cost	$624	$639	$387	$411
Interest Cost	975	907	505	448
Expected Return on Assets	(969)	(913)	(291)	(241)
Amortization of Unrecognized Losses	-	131	144	169
Amortization of Unrecognized Prior Service Cost	5	-	-	-
Amortization of Transition Obligation	-	5	68	68
Net Periodic Benefit Cost	$635	$769	$813	$855

Note 9 – Stock Based Compensation

The Company maintains an escrow account for 71,253 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The Company received shareholders approval of a stock-based compensation plan called the 2008 Restricted Stock Plan at its May 21, 2008 annual meeting of shareholders. The Company received approval from the BPU for the plan on May 9, 2008.  The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000 shares.

The Company has also filed a petition with the BPU requesting approval of a stock-based compensation plan for non-employee members of the Board of Directors called the Director Stock Compensation Plan.  The Company received shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.  The Company received approval from the BPU for the plan on July 30, 2008.  The maximum number of shares authorized for grant under the plan is 100,000 shares.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended June 30, 2008 and 2007 was $0.1 million.  Compensation expense for the six months ended June 30, 2008 and 2007 was $0.1 million. Total unearned compensation related to restricted stock was $0.7 million at both June 30, 2008 and 2007, respectively.

Note 10 – Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$3,565	$3,313	$5,569	$5,084

Other Comprehensive Income (Loss):
Change in Value of Equity Investments, Net of Income Tax	---	(23)	(12)	(14)
Less: Adjustment for Gain Included in Net Income	(57)	---	(57)	---
Other Comprehensive Income (Loss):	(57)	(23)	(69)	(14)

Comprehensive Income	$3,508	$3,290	$5,500	$5,070

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,600 retail, commercial and fire service customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 32,100 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,500 residential retail customers. White Marsh serves approximately 5,700 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

USA provides customers both inside and outside of our service territories a water service line maintenance program called LineCareSM. We offer a similar program for wastewater service lines called LineCare+SM.

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

We are seeking to increase customer growth outside our existing service territories, primarily in the mid-Atlantic region.  The business opportunities we are looking to develop are both regulated and non-regulated.  We incur costs in connection with the preliminary surveying and investigation (PSI) of potential water and wastewater projects.  We cannot guarantee we will successfully obtain any of these projects.  Non-regulated project PSI costs are expensed as incurred and regulated project PSI costs are deferred until the project is acquired or abandoned.  Abandoned project costs are expensed when identified.

Recent Developments

Rate Increases
On April 29, 2008 Pinelands Water and Pinelands Wastewater filed with the New Jersey Board of Public Utilities (BPU) for base rate increases of 19.8% and 22.9%, respectively.  These combined increase requests represent $0.3 million of additional revenues needed to cover higher operations and maintenance costs of those companies.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of our requests.

Effective January 1, 2008, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 0.17% to 1.62%.  The DSIC increase is designed to generate additional annual revenue of approximately $0.2 million.

Effective July 1, 2008, Tidewater received approval from the PSC to further increase their DSIC from 1.62% to 2.94%.  The DSIC increase is designed to generate additional annual revenue of approximately $0.2 million.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2008. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89% of total revenues and 89% of net income for the six months ended June 30, 2008 and 91% of total revenues and 95% of net income for the six months ended June 30, 2007. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended June 30, 2008

	(In Thousands) Three Months Ended June 30,
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$20,538	$2,497	$23,035	$19,776	$1,969	$21,745
Operations and maintenance expenses	9,796	1,931	11,727	9,631	1,549	11,180
Depreciation expense	1,926	29	1,955	1,842	33	1,875
Other taxes	2,470	58	2,528	2,352	59	2,411
Operating income	6,346	479	6,825	5,951	328	6,279

Other income	239	87	326	414	--	414
Interest expense	1,752	54	1,806	1,672	26	1,698
Income taxes	1,573	207	1,780	1,553	129	1,682
Net income	$3,260	$305	$3,565	$3,140	$173	$3,313

Operating revenues for the three months ended June 30, 2008 increased $1.3 million, or 5.9%, from the same period in 2007.  Revenues in our Middlesex system increased $1.3 million as a result of a 9.1% base rate increase implemented on October 26, 2007. Middlesex revenues decreased by $0.6 million due to lower consumption by our customers in 2008.  Revenues improved $0.1 million in our Tidewater system, of which $0.1 million was the result of the additional 1.62% DSIC rate increase that went into effect at the beginning of 2008.    Customer growth contributed $0.1 million to the increase.  Fees charged for initial connection to our Delaware Water system were $0.1 million lower in 2008 as new residential and commercial development has slowed in our Delaware service territories.   USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.2 million higher than the same period in 2007 due mostly to higher pass-through charges.  There was on equal and offsetting amount of higher expenses connected with this management contract.  Revenues from non-regulated contract operations in Delaware increased $0.1 million due to growth in contract customers and increased sales of additional services.  Revenues from our regulated wastewater operations in Delaware increased $0.1 million due to customer growth.  All other operations accounted for $0.1 million of additional revenues.

While we anticipate continued organic customer and consumption growth, particularly in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth.  Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.  The Company expects 2008 operating revenues to reflect the full effect of the October 2007 Middlesex $5.0 million rate increase.

Operation and maintenance expenses for the three months ended June 30, 2008 increased $0.5 million or 4.9%.  Water Production costs were $0.1 million higher due to higher costs for water, electric power, chemicals and disposal of residuals in New Jersey.  The costs to operate our TESI regulated wastewater facilities in Delaware increased $0.1 million due to acquisition of the Milton, Delaware municipal wastewater system during 2007 and an increased number of wastewater treatment facilities in operation in Delaware.   Operating costs for USA-PA increased $0.2 million due to higher pass through-charges.  All other expense categories increased $0.1 million.

Depreciation expense increased $0.1 million, or 4.3%, primarily as a result of a higher level of utility plant in service since June 30, 2007.

Other taxes increased $0.1 million, generally reflecting additional taxes on higher gross revenues in our Middlesex system.

Total Other Income, net decreased $0.1 million, primarily due to costs associated with business development activities on the Delmarva Peninsula.

Interest expense increased $0.1 million commensurate with higher short-term borrowings compared to the prior year period.  Lower interest rates reduced the level of the interest expense increase.  The weighted average interest rate for the quarter was almost 3% lower than the quarter ended June 30, 2007.

Income taxes increased $0.1 million as a result of increased operating income as compared to the prior year.

Net income increased 7.6% from $3.3 million to $3.6 million.  Basic earnings per share grew  4% to $0.26 for the three months ended June 30, 2008 compared to $0.25 for the same period in 2007.  Diluted earnings per share were $0.26 and $0.24 for three months ended June 30, 2008 and 2007, respectively.

 Results of Operations – Six Months Ended June 30, 2008

	(In Thousands) Six Months Ended June 30,
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$38,960	$4,930	$43,890	$36,462	$4,270	$40,732
Operations and maintenance expenses	20,005	3,821	23,826	18,846	3,504	22,350
Depreciation expense	3,827	58	3,885	3,656	64	3,720
Other taxes	4,892	116	5,008	4,544	118	4,662
Operating income	10,236	935	11,171	9,416	584	10,000

Other income	416	209	625	748	---	748
Interest expense	3,198	125	3,323	3,030	51	3,081
Income taxes	2,493	411	2,904	2,357	226	2,583
Net income	$4,961	$608	$5,569	$4,777	$307	$5,084

Operating revenues for the six months ended June 30, 2008 increased $3.2 million or 7.8% from the same period in 2007.  Revenues in our Middlesex system increased $2.4 million as a result of a 9.1% base rate increase implemented on October 26, 2007.  Middlesex revenues decreased $0.4 million due to lower consumption by our customers during 2008. Water sales improved $0.6 million in our Delaware water systems, of which $0.4 million was a result of an additional 12% base rate increase that was granted to Tidewater on February 28, 2007 and a DSIC rate increase of 1.62% that went into effect January 1, 2008.  Fees charged to new customers for initial connection to our Delaware water systems were down $0.2 million for the reasons described above.   USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.3 million higher than the same period in 2007 due mostly to higher pass-through charges.  There was an equal and offsetting amount of higher expenses connected with this management contract.  Revenues from our regulated wastewater operations in Delaware increased $0.2 million due to customer growth.  All other operations accounted for $0.3 million of additional revenues.

Operation and maintenance expenses increased $1.5 million or 6.6%.  Water Production costs increased $0.4 million due to higher costs for water, electric power, chemicals and disposal of residuals.  Labor and benefits costs increased $0.4 million due to wage increases and an increased number of employees to meet the needs of the increased Delaware customer base.  The costs to operate our TESI regulated wastewater facilities in Delaware increased $0.3 million due to acquisition of the Milton, Delaware municipal wastewater system during 2007 and an increased number of wastewater treatment facilities in operation in Delaware.   Operating costs for USA-PA increased $0.3 million due to higher pass-through charges.  All other expense categories increased $0.1 million.

Depreciation expense increased $0.2 million or 4.4% due to the higher level of utility plant in service.

Other taxes increased $0.3 million, generally reflecting additional taxes on higher gross revenues in our Middlesex system.

Total Other Income, net decreased $0.1 million primarily due to costs associated with business development activities on the Delmarva Peninsula.

Interest expense increased $0.2 million commensurate with higher short-term borrowings compared to the prior year period.  Lower interest rates reduced the level of the interest expense increase.  The weighted average interest rate for the year was almost 2.5% lower than the year ended June 30, 2007.

Income taxes increased $0.3 million as a result of increased operating income as compared to the prior year.

Net income increased $0.5 million or 9.5%. Basic earnings per share increased 7.9% to $0.41 for the six months ended June 30, 2008 compared to $0.38 for the same period in 2007.  Diluted earnings per share were $0.41 and $0.37 for six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the six months ended June 30, 2008, cash flows from operating activities were $9.0 million, a decrease of $0.9 million from the prior year. The decrease includes $2.6 million attributable to a decrease in Accounts Payable due to the timing of payments.  This decrease in cash flows was partially offset by increased net income and a decrease in customer accounts receivable.  The $9.0 million of net cash flow from operations enabled us to fund 66% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from requisitions under the Delaware State Revolving Fund (SRF) program loans and short-term borrowings.

The capital spending program for 2008 is currently estimated to be $32.7 million. which is lower by $4.2 million than the amount previously reported in our 2007 Annual Report on Form 10-K.  This decrease is due primarily to the slowing of new residential and commercial development in our Delaware service territories.  Through June 30, 2008, we have expended $13.6 million.  For the remainder of 2008 we expect to incur $19.1 million of costs.  We expect to spend an additional $5.4 million for additions and improvements to our Delaware water systems; $1.9 million for infrastructure additions for our Delaware wastewater systems; $1.1 million towards implementation of a Company-wide information system upgrade; and $3.0 million for the RENEW program to complete the cleaning and cement lining of approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 112 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes an additional $7.7 million to be incurred over the remainder of 2008 for scheduled upgrades to our existing systems in New Jersey.  The remaining spending for scheduled upgrades includes $3.2 million for improvements to existing utility plant, $2.3 million for mains, $0.3 million for service lines, $0.2 million for meters, $0.1 million for hydrants and $1.6 million for other infrastructure needs.

To fund our capital program in 2008, we will utilize internally generated funds and funds available under existing New Jersey SRF program loans (currently, $3.5 million) and Delaware SRF program loans (currently, $2.2 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If needed, we will also borrow funds through $33.0 million of available lines of credit with several financial institutions. As of June 30, 2008, $17.0 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes.

We currently project that we may be required to expend between $73.3 million and $93.4 million for capital projects in 2009 and 2010 combined. The exact amount is dependent on customer growth, residential housing sales and project scheduling.  In particular, Middlesex has filed a prudence review application with the BPU for a proposed major transmission pipeline designed to strengthen its existing transmission network and provide further system reliability.  Initial estimates to construct the pipeline are $26.2 million.  Evidentiary hearings are scheduled for the end of August 2008.  The duration and outcome of the BPU review process may affect the construction schedule as well as the project viability.

We have a $15.0 million first mortgage bond (Series U) that will be maturing on February 1, 2009. It is our intention to refund and refinance Series U with a long-term first mortgage bond. The timing and terms of this refinancing are dependent on financial market conditions and other identified capital need at that time.

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

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. We received rate relief for Middlesex in October 2007,  for Tidewater in January 2008 and July 2008, and for Southern Shores on January 1, 2008.  Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $17.8 million of the current portion of twenty-one existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures for Long-term Debt and the Current Portion of Long-term Debt were not effective. As a result of this conclusion, the Company performed additional review and analysis to ensure the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

On August 1, 2008 the Company implemented additional procedures and controls related to the evaluation and review of maturity dates for Long-term Debt to ensure proper classification of debt maturing in less than one year to the Current Portion of Long-term Debt in the future.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q filed for the period ended June 30, 2008.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2008, included in Part I of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

Item 1A.	Risk Factors

We expect our revenues to increase from customer growth in Delaware for our regulated water operations and, to a lesser degree, our regulated wastewater operations as a result of the anticipated construction and sale of new housing units in the territories we serve.  Although the residential building market in Delaware has experienced growth in recent years, this growth may not continue in the future.  If housing starts in the Delaware territories we serve decline significantly as a result of economic conditions or otherwise, revenue growth may not meet our expectations and our financial results could be impacted.

Except as described above, information about risk factors for the six months ended June 30, 2008 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

1.	ELECTION OF DIRECTORS:
Nominees for Class III term expiring 2011

	FOR	%	WITHHOLD	%

John R. Middleton, M.D.	10,202,350	92.8	789,288	7.2
Jeffries Shein	10,535,807	95.9	455,831	4.1
J. Richard Tompkins	9,098,808	82.8	1,892,830	17.2

2.	Approval of the new 2008 Restricted Stock Plan

FOR	%	AGAINST	%	ABSTAIN	%

6,106.228	92.5	498,479	7.5	150,948	0.0

3.	Approval of the outside Director Stock Compensation Plan

FOR	%	AGAINST	%	ABSTAIN	%

6,006,178	91.7	543,555	8.3	205,922	0.0

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer

Date: August 6, 2008