Form 10-Q
period 2008-09-30
MIDDLESEX WATER CO
filed 2008-11-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 2008: Common Stock, No Par Value: 13,390,680 shares outstanding.

Index

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Revenues	$25,653	$24,135	$69,543	$64,868

Operating Expenses:
Operations	11,579	10,915	33,299	31,250
Maintenance	995	1,046	3,102	3,060
Depreciation	1,987	1,887	5,872	5,607
Other Taxes	2,708	2,558	7,715	7,221

Total Operating Expenses	17,269	16,406	49,988	47,138

Operating Income	8,384	7,729	19,555	17,730

Other Income (Expense):
Allowance for Funds Used During Construction	180	168	445	421
Other Income	150	100	668	608
Other Expense	(12)	(9)	(169)	(21)

Total Other Income, net	318	259	944	1,008

Interest Charges	1,838	1,734	5,161	4,816

Income before Income Taxes	6,864	6,254	15,338	13,922

Income Taxes	2,149	2,096	5,054	4,680

Net Income	4,715	4,158	10,284	9,242

Preferred Stock Dividend Requirements	52	62	166	186

Earnings Applicable to Common Stock	$4,663	$4,096	$10,118	$9,056

Earnings per share of Common Stock:
Basic	$0.35	$0.31	$0.76	$0.69
Diluted	$0.35	$0.31	$0.75	$0.68

Average Number of
Common Shares Outstanding :
Basic	13,350	13,206	13,291	13,191
Diluted	13,617	13,537	13,601	13,522

Cash Dividends Paid per Common Share	$0.1750	$0.1725	$0.5250	$0.5175

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		September 30,	December 31,
ASSETS		2008	2007
UTILITY PLANT:	Water Production	$104,381	$98,942
	Transmission and Distribution	278,310	264,939
	General	26,765	24,874
	Construction Work in Progress	13,162	9,833
	TOTAL	422,618	398,588
	Less Accumulated Depreciation	69,331	64,736
	UTILITY PLANT - NET	353,287	333,852

CURRENT ASSETS:	Cash and Cash Equivalents	3,143	2,029
	Accounts Receivable, net	10,472	8,227
	Unbilled Revenues	5,769	4,609
	Materials and Supplies (at average cost)	1,437	1,205
	Prepayments	1,693	1,363
	TOTAL CURRENT ASSETS	22,514	17,433

DEFERRED CHARGES	Unamortized Debt Expense	2,895	2,884
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,419	5,283
	Regulatory Assets	15,506	16,090
	Operations Contracts Fees Receivable	3,736	4,184
	Restricted Cash	5,095	6,418
	Non-utility Assets - Net	6,387	6,183
	Other	386	348
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	40,424	41,390
	TOTAL ASSETS	$416,225	$392,675

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$107,342	$105,668
	Retained Earnings	30,582	27,441
	Accumulated Other Comprehensive Income, net of tax	-	69
	TOTAL COMMON EQUITY	137,924	133,178
	Preferred Stock	3,375	3,958
	Long-term Debt	115,009	131,615
	TOTAL CAPITALIZATION	256,308	268,751

CURRENT	Current Portion of Long-term Debt	17,928	2,723
LIABILITIES:	Notes Payable	22,200	6,250
	Accounts Payable	5,599	6,477
	Accrued Taxes	8,739	7,611
	Accrued Interest	1,043	1,916
	Unearned Revenues and Advanced Service Fees	823	758
	Other	1,556	1,274
	TOTAL CURRENT LIABILITIES	57,888	27,009

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,763	21,758
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,402	1,461
	Accumulated Deferred Income Taxes	18,839	17,940
	Employee Benefit Plans	12,249	13,333
	Regulatory Liability - Cost of Utility Plant Removal	6,103	5,726
	Other	763	459
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	61,119	60,677

CONTRIBUTIONS IN AID OF CONSTRUCTION		40,910	36,238
	TOTAL CAPITALIZATION AND LIABILITIES	$416,225	$392,675

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,284	$9,242
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,523	6,149
Provision for Deferred Income Taxes and ITC	860	628
Equity Portion of AFUDC	(230)	(201)
Cash Surrender Value of Life Insurance	307	(275)
Gain on Disposal of Equity Investments	(86)	-
Gain on Sale of Real Estate	-	(212)
Changes in Assets and Liabilities:
Accounts Receivable	(1,798)	(2,939)
Unbilled Revenues	(1,160)	(1,619)
Materials & Supplies	(232)	(32)
Prepayments	(330)	(416)
Other Assets	(457)	(447)
Accounts Payable	57	1,183
Accrued Taxes	1,163	1,368
Accrued Interest	(873)	(976)
Employee Benefit Plans	(653)	270
Unearned Revenue & Advanced Service Fees	65	157
Other Liabilities	(348)	266
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,092	12,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $215 in 2008 and $220 in 2007	(20,568)	(15,579)
Restricted Cash	1,363	2,420
Proceeds from Real Estate Dispositions	-	273
Preliminary Survey & Investigation Charges	(1,137)	(1,838)
NET CASH USED IN INVESTING ACTIVITIES	(20,342)	(14,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,480)	(2,214)
Proceeds from Issuance of Long-term Debt	1,079	132
Net Short-term Bank Borrowings	15,950	6,550
Deferred Debt Issuance Expenses	(158)	(30)
Common Stock Issuance Expense	-	(15)
Restricted Cash	(40)	(11)
Proceeds from Issuance of Common Stock	1,091	1,060
Payment of Common Dividends	(6,977)	(6,825)
Payment of Preferred Dividends	(166)	(186)
Construction Advances and Contributions-Net	65	957
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,364	(582)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,114	(3,160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	5,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,143	$2,666

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,612	$3,717
Transfer of Equity Investment to Employee Retirement Benefit Plans	$132	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,026	$5,795
Interest Capitalized	$(215)	$(220)
Income Taxes	$3,515	$2,882

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	September 30,	December 31,
	2008	2007
Common Stock, No Par Value:
Shares Authorized - 40,000
Shares Outstanding - 2008 - 13,364 2007 - 13,246	$107,342	$105,668
Retained Earnings	30,582	27,441
Accumulated Other Comprehensive Income (Loss), net of tax	-	69
TOTAL COMMON EQUITY	$137,924	$133,178
Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized - 139
Shares Outstanding - 2008 - 32 2007 - 37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 2008 - 7 2007 - 12	816	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,375	$3,958
Long-term Debt
8.05%, Amortizing Secured Note, due December 20, 2021	$2,723	$2,800
6.25%, Amortizing Secured Note, due May 22, 2028	8,260	8,575
6.44%, Amortizing Secured Note, due August 25, 2030	6,137	6,347
6.46%, Amortizing Secured Note, due September 19, 2031	6,417	6,627
4.22%, State Revolving Trust Note, due December 31, 2022	674	691
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,661	3,168
3.49%, State Revolving Trust Note, due January 25, 2027	670	603
4.03%, State Revolving Trust Note, due December 1, 2026	957	974
3.64%, State Revolving Trust Note, due July 1, 2028	348	-
3.64%, State Revolving Trust Note, due January 1, 2028	140	-
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	660	695
0.00%, State Revolving Fund Bond, due September 1, 2021	500	538
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	538	591
4.25% to 4.63%, Series Y, due September 1, 2018	710	765
0.00%, Series Z, due September 1, 2019	1,230	1,342
5.25% to 5.75%, Series AA, due September 1, 2019	1,675	1,785
0.00%, Series BB, due September 1, 2021	1,566	1,685
4.00% to 5.00%, Series CC, due September 1, 2021	1,895	1,995
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	6,693	7,112
3.00% to 5.50%, Series FF, due September 1, 2024	8,025	8,385
0.00%, Series GG, due September 1, 2026	1,619	1,710
4.00% to 5.00%, Series HH, due August 1, 2026	1,880	1,950
0.00%, Series II, due August 1, 2027	1,709	1,750
3.40% to 5.00%, Series JJ, due August 1, 2027	1,750	1,750
SUBTOTAL LONG-TERM DEBT	132,937	134,338
Less: Current Portion of Long-term Debt	(17,928)	(2,723)
TOTAL LONG-TERM DEBT	$115,009	$131,615

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

The consolidated notes within the 2007 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2008, the results of operations for the three month and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2007, has been derived from the Company’s audited financial statements for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements – In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect the Company’s financial statements as of and for the periods ended September 30, 2008.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial statements.  The Company does not anticipate that adoption of FSP 157-2 will have a material impact on its financial statements.

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

Index

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

Note 3 – Capitalization

Common Stock –During the nine months ended September 30, 2008, there were 48,637 common shares (approximately $0.9 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Preferred Stock -In July 2008 5,000 shares of $8.00 Series Convertible Preferred Stock was converted into 68,570 shares of Common Stock.

Long-term Debt –Middlesex received approval from the BPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund

Index

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

	(In Thousands Except per Share Amounts) Three Months Ended September 30,
Basic:	2008	Shares	2007	Shares
Net Income	$4,715	13,350	$4,158	13,206
Preferred Dividend	(52)		(62)
Earnings Applicable to Common Stock	$4,663	13,350	$4,096	13,206

Basic EPS	$0.35		$0.31

Diluted:
Earnings Applicable to Common Stock	$4,663	13,350	$4,096	13,206
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	100	24	164
Adjusted Earnings Applicable to Common Stock	$4,701	13,617	$4,144	13,537

Diluted EPS	$0.35		$0.31

	Nine Months Ended September 30,
Basic:	2008	Shares	2007	Shares
Net Income	$10,284	13,291	$9,242	13,191
Preferred Dividend	(166)		(186)
Earnings Applicable to Common Stock	$10,118	13,291	$9,056	13,191

Basic EPS	$0.76		$0.69

Diluted:
Earnings Applicable to Common Stock	$10,118	13,291	$9,056	13,191
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	52	143	72	164
Adjusted Earnings Applicable to Common Stock	$10,243	13,601	$9,201	13,522

Diluted EPS	$0.75		$0.68

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

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2008	2007	2008	2007
Revenues:
Regulated	$23,191	$21,906	$62,151	$58,239
Non – Regulated	2,654	2,399	7,745	6,956
Inter-segment Elimination	(192)	(170)	(353)	(327)
Consolidated Revenues	$25,653	$24,135	$69,543	$64,868
Operating Income:
Regulated	$7,886	$7,384	$18,122	$16,806
Non – Regulated	498	345	1,433	924
Consolidated Operating Income	$8,384	$7,729	$19,555	$17,730

Net Income:
Regulated	$4,392	$3,959	$9,353	$8,739
Non – Regulated	323	199	931	503
Consolidated Net Income	$4,715	$4,158	$10,284	$9,242

Capital Expenditures:
Regulated	$6,703	$6,724	$19,987	$15,273
Non – Regulated	326	81	581	306
Total Capital Expenditures	$7,029	$6,805	$20,568	$15,579

	As of September 30, 2008	As of December 31, 2007
Assets:
Regulated	$409,829	$387,931
Non – Regulated	10,741	8,157
Inter-segment Elimination	(4,345)	(3,413)
Consolidated Assets	$416,225	$392,675

Index

Note 6 – Short-term Borrowings

As of September 30, 2008, the Company has established lines of credit aggregating $36.0 million. At September 30, 2008, the outstanding borrowings under these credit lines were $22.2 million at a weighted average interest rate of 3.73%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $20.9 million and $3.7 million at 3.59% and 6.70% for the three months ended September 30, 2008 and 2007, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $13.8 million and $1.3 million at 3.90% and 6.69% for the nine months ended September 30, 2008 and 2007, respectively.

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of September 30, 2008, approximately $21.4 million of the Series C Serial Bonds remained outstanding.

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

Index

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2011, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended, September 30.		Nine Months Ended, September 30.
	2008	2007	2008	2007

Purchased Water
Treated	$539	$569	$1,588	$1,568
Untreated	618	602	1,739	1,730
Total Costs	$1,157	$1,171	$3,327	$3,298

Construction – The Company expects to spend approximately $28.5 million on its construction program in 2008.

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

During the second quarter the Company contributed $0.1 million in equity securities to the plan.  During the third quarter the Company contributed $2.1 million of cash to the plan.  No further contributions are anticipated to be made in 2008. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees and active employees hired before April 1, 2007.  Employees hired after March 31, 2007 are not eligible to participate in this plan.  Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. The Company contributed

Index

$0.3 million of cash to the plan during the third quarter and contributed $1.0 million of cash to the plan on October 9, 2008.   The Company expects to contribute an additional $0.3 million during the fourth quarter.

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007

Service Cost	$312	$324	$194	$205
Interest Cost	488	452	252	224
Expected Return on Assets	(484)	(455)	(145)	(120)
Amortization of Unrecognized Losses	-	19	72	84
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$318	$342	$407	$427

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2008	2007	2008	2007

Service Cost	$936	$972	$581	$616
Interest Cost	1,463	1,356	757	671
Expected Return on Assets	(1,453)	(1,364)	(436)	(361)
Amortization of Unrecognized Losses	-	56	216	253
Amortization of Unrecognized Prior Service Cost	7	7	-	-
Amortization of Transition Obligation	-	-	101	101
Net Periodic Benefit Cost	$953	$1,027	$1,219	$1,280

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

The Company had also filed a petition with the BPU requesting approval of a stock-based compensation plan for non-employee members of the Board of Directors called the Director Stock Compensation Plan.  The Company received shareholder approval for the new plan at its May 21, 2008 annual meeting of shareholders.

Index

The Company received approval from the BPU for the plan on July 30, 2008.  The maximum number of shares authorized for grant under the plan is 100,000 shares.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended September 30, 2008 and 2007 was $0.1 million.  Compensation expense for the nine months ended September 30, 2008 and 2007 was $0.2 million, respectively. Total unearned compensation related to restricted stock was $0.6 million at September 30, 2008 and 2007, respectively.

Note 10 – Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$4,715	$4,158	$10,284	$9,242

Other Comprehensive Income (Loss):
Change in Value of Equity Investments, Net of Income Tax	---	(6)	(12)	(21)
Less: Adjustment for Gain Included in Net Income	---	---	(57)	---
Other Comprehensive Income (Loss)	---	(6)	(69)	(21)

Comprehensive Income	$4,715	$4,152	$10,215	$9,221

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

Index

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

New Service Territory
The Company announced in September 2008 that it had entered into an agreement to own and operate a water and wastewater facility system that is expected to serve 1,500 people in North Carolina.  Planning is under way to gain approval from the North Carolina Public Service Commission to operate these systems as regulated public utilities, which are expected to be ready to serve customers during the second quarter of 2009.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 90% of total revenues and 93% of net income for the nine months ended September 30, 2008 and 90% of total revenues and 95% of net income for the nine months ended September 30, 2007. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended September 30, 2008

	(In Thousands)
	Three Months Ended September 30,
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$23,191	$2,462	$25,653	$21,906	$2,229	$24,135
Operations and maintenance expenses	10,704	1,870	12,574	10,173	1,788	11,961
Depreciation expense	1,955	32	1,987	1,854	33	1,887
Other taxes	2,646	62	2,708	2,495	63	2,558
Operating income	7,886	498	8,384	7,384	345	7,729

Other income	223	95	318	259	--	259
Interest expense	1,780	58	1,838	1,707	27	1,734
Income taxes	1,937	212	2,149	1,977	119	2,096
Net income	$4,392	$323	$4,715	$3,959	$199	$4,158

Operating revenues for the three months ended September 30, 2008 increased $1.5 million, or 6.3%, from the same period in 2007.  Revenues in our Middlesex system increased $1.4 million as a result of a 9.1% base rate increase implemented on October 26, 2007. Middlesex revenues decreased by $0.3 million due to lower consumption by our customers in 2008.  Revenues improved $0.3 million in our Tidewater system, of which $0.2 million was the result of the cumulative 2.94% of DSIC rate increases that were in effect during 3rd Quarter 2008 versus the same period in 2007.   Customer growth contributed $0.2 million to the increase.  Fees charged for initial connection to our Delaware Water system were $0.1 million lower in 2008 as new residential and commercial development has slowed in our Delaware service territories.   USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.1 million higher than the same period in 2007 due mostly to higher pass-through charges.  There was an equal and offsetting amount of higher expenses connected with this management contract.  Revenues from non-regulated contract operations in Delaware increased $0.1 million due to growth in contract customers and increased sales of additional services.  Revenue for all other operations decreased by $0.1 million.

While we anticipate continued organic customer and consumption growth, particularly in our Delaware systems, such growth and increased consumption cannot be guaranteed. Revenues from our water systems are highly dependent on the effects of weather, which may adversely impact future customer water consumption despite customer growth.  Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.  The Company expects 2008 operating revenues to reflect the full effect of the October 2007 Middlesex $5.0 million rate increase.

Operation and maintenance expenses for the three months ended September 30, 2008 increased $0.6 million or 5.1%.  Operating costs in New Jersey were $0.2 million higher due to increased water production costs for electric power, chemicals, and disposal of residuals. Maintenance costs decreased $0.1 million compared to the same period in 2007 due to reduced restoration and repair costs for service lines in our Middlesex system.  An additional $0.2 million of expense was recognized for employee benefits due to market fluctuations in the cash surrender value of life insurance policies.  Administrative costs for our Delaware operations increased $0.1 million, as we continued to support the increased customer base.  The costs to operate our TESI regulated wastewater

Index

facilities in Delaware increased $0.1 million due to an increased number of wastewater treatment facilities in operation in Delaware.  All other expense categories increased $0.1 million.

Depreciation expense increased $0.1 million, or 5.3%, primarily as a result of a higher level of utility plant in service since September 30, 2007.

Other taxes increased $0.2 million, generally reflecting additional taxes on higher gross revenues in our Middlesex system.

Total Other Income, net increased $0.1 million, primarily due to a higher level of interest income on Operations Contracts Receivables.

Interest expense increased $0.1 million commensurate with higher short-term borrowings compared to the prior year period.  Lower interest rates reduced the level of the interest expense increase.  The weighted average interest rate for the quarter was more than 3% lower than for the quarter ended September 30, 2007.

Income taxes increased $0.1 million as a result of increased operating income as compared to the prior year.

Net income increased 13.4% from $4.2 million to $4.7 million.  Basic and diluted earnings per share grew 12.6% to $0.35 for the three months ended September 30, 2008 compared to $0.31 for the same period in 2007.

 Results of Operations – Nine Months Ended September 30, 2008

	(In Thousands)
	Nine Months Ended September 30,
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$62,151	$7,392	$69,543	$58,239	$6,629	$64,868
Operations and maintenance expenses	30,710	5,691	36,401	28,884	5,426	34,310
Depreciation expense	5,782	90	5,872	5,510	97	5,607
Other taxes	7,537	178	7,715	7,039	182	7,221
Operating income	18,122	1,433	19,555	16,806	924	17,730

Other income	640	304	944	1,008	---	1,008
Interest expense	4,978	183	5,161	4,738	78	4,816
Income taxes	4,431	623	5,054	4,337	343	4,680
Net income	$9,353	$931	$10,284	$8,739	$503	$9,242

Operating revenues for the nine months ended September 30, 2008 increased $4.7 million or 7.2% from the same period in 2007.  Revenues in our Middlesex system increased $3.8 million as a result of a 9.1% base rate increase implemented on October 26, 2007.  Middlesex revenues decreased $0.7 million due to lower consumption by our customers during 2008. Water sales improved $1.0 million in our Delaware water systems, of which $0.7 million was a result of an additional 12% base rate increase that was granted to Tidewater on February 28, 2007, and DSIC rate increases of 1.62% and 2.94% that went into effect January 1, 2008 and July 1, 2008, respectively.  Fees charged to new customers for initial connection to our Delaware water systems were down $0.4 million for the reasons described above.   USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.4 million higher than the same period in 2007 due mostly to higher pass-through

Index

charges. Revenues from our regulated wastewater operations in Delaware increased $0.3 million due to customer growth.  All other operations accounted for $0.3 million of additional revenues.

Operation and maintenance expenses increased $2.1 million or 6.1%.  Water Production costs increased $0.5 million due to higher costs for water, electric power, chemicals, and disposal of residuals.  Labor and benefits costs increased $0.8 million, which includes $0.5 million recognized for employee benefits due to market fluctuations in the cash surrender value of life insurance policies.  The costs to operate our TESI regulated wastewater facilities in Delaware increased $0.4 million due to acquisition of the Milton, Delaware municipal wastewater system during 2007 and an increased number of wastewater treatment facilities in operation in Delaware.   Operating costs for USA-PA increased $0.3 million due to higher pass-through charges.  All other expense categories increased $0.1 million.

Depreciation expense increased $0.3 million or 4.7% due to the higher level of utility plant in service.

Other taxes increased $0.5 million, generally reflecting additional taxes on higher gross revenues in our Middlesex system.

Total Other Income, net decreased $0.1 million.  Other income increased $0.2 million for interest income from our contract operations for the City of Perth Amboy. Other expense of $0.1 million was incurred for costs associated with business development activities in Delaware, Maryland and Virginia.

Interest expense increased $0.3 million commensurate with higher short-term borrowings compared to the prior year period.  Lower interest rates reduced the level of the interest expense increase.  The weighted average interest rate for the year was almost 3.0% lower than for the year ended September 30, 2007.

Income taxes increased $0.4 million as a result of increased operating income as compared to the prior year.

Net income increased $1.0 million or 11.3%. Basic earnings per share increased 10.9% to $0.76 for the nine months ended September 30, 2008 compared to $0.69 for the same period in 2007.  Diluted earnings per share were $0.75 and $0.68 for nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases and customer growth. The effect of those factors on net income is discussed in the Results of Operations. For the nine months ended September 30, 2008, cash flows from operating activities were $13.1 million, an increase of $1.0 million from the prior year. The increase is attributable to higher earnings, higher depreciation expense and changes in the cash surrender value of life insurance policies.  Offsetting some of the increase was a decrease in Accounts Payable due to the timing of payments.  The $13.1 million of net cash flow from operations enabled us to fund 64% of our utility plant expenditures internally for the period, with the remainder funded with proceeds from requisitions under the Delaware and New Jersey State Revolving Fund (SRF) program loans and short-term borrowings.

The capital spending program for 2008 is currently estimated to be $28.5 million which is lower by $8.4 million than the amount previously reported in our 2007 Annual Report on Form 10-K.  This decrease is due primarily to the slowing of new residential and commercial development in our Delaware service territories.  Through September 30, 2008, we have expended $20.6 million.  For the remainder of 2008 we expect to incur $7.9 million of costs.  We expect to spend an additional $3.6 million for additions and improvements to our

Index

Delaware water systems; $0.8 million for infrastructure additions for our Delaware wastewater systems; $1.4 million towards implementation of a Company-wide information system upgrade; and $1.0 million for the RENEW program to complete the cleaning and cement lining of approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 112 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes an additional $1.1 million to be incurred over the remainder of 2008 for scheduled upgrades to our existing systems in New Jersey for mains, service lines, meters, hydrants and other infrastructure needs.

To fund our capital program in 2008, we continue to utilize internally generated funds, funds available under existing New Jersey SRF program loans (remaining balance available, $2.5 million) and Delaware SRF program loans (remaining balance available, $2.0 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If needed, we will also borrow funds through $36.0 million of available lines of credit with several financial institutions. As of September 30, 2008, $22.2 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program and for other general corporate purposes.

We currently project we will expend between $61.6 million and $79.5 million for capital projects in 2009 and 2010 combined. The exact amount is dependent on customer growth, residential housing sales and project scheduling.  In particular, Middlesex had filed a prudence review application with the BPU for a proposed major transmission pipeline designed to strengthen its existing transmission network and provide further system reliability.  Initial estimates to construct the pipeline are $26.2 million.  A settlement amongst the parties in the prudence review was approved by the BPU on October 23, 2008.  As part of the settlement, it was agreed to that the pipeline was not necessary and prudent at this time.  The parties further agreed that it would be effective utility management and proper long-term planning for the Company to proceed with the procurement of easements along the agreed upon pipeline route  in anticipation of a need for the project as customer demand for water increases in the South River Basin portion of our customer base.

We have a $15.0 million first mortgage bond (Series U) that will be maturing on February 1, 2009.  It is our intention to refund and refinance Series U with a long-term first mortgage bond.  The timing and terms of this refinancing are dependent on financial market conditions and other identified capital needs at that time.

To the extent possible and because of relatively favorable interest rates available to regulated water utilities, we expect to finance our capital expenditures under the SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.  It may also be necessary to sell shares of our Common Stock through a public offering.

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

Index

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, which included consideration of the remediation of disclosure controls and procedures for Long-term Debt and the Current Portion of Long-term Debt discussed below, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

On August 1, 2008 and subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2008, management determined that the previously filed unaudited Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Capital Stock and Long-term Debt needed to be restated to correct the classification of debt maturing in less than one year.  The Company implemented additional procedures and controls related to the evaluation and review of maturity dates for Long-term Debt to ensure proper classification of debt maturing in less than one year to the Current Portion of Long-term Debt in the future.  A restated Form 10-Q/A for the quarterly period ended March 31, 2008 was submitted on August 6, 2008.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Quarterly Report on Form 10-Q/A filed for the period ended March 31, 2008, and the Quarterly Report on Form 10-Q filed for the period ended June 30, 2008.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2008, included in Part I of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

Except as described above, information about risk factors for the nine months ended September 30, 2008 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: November 6, 2008