Form 10-K
period 2008-12-31
MIDDLESEX WATER CO
filed 2009-03-13
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was $211,963,578 based on the closing market price of $16.59 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 13, 2009:
Common Stock, No par Value 13,419,619 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission within 120 days, is incorporated as to Part III.

MIDDLESEX WATER COMPANY
FORM 10-K

INDEX

Index

Forward-Looking Statements

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:
-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters;
-	statements as to the Company’s expected liquidity needs during the upcoming fiscal year and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to financial projections;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	expectations as to the amount of cash contributions to fund the Company’s retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the housing starts in Delaware;
-	the availability and cost of capital resources; and
-	other factors discussed elsewhere in this annual report.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 59,700 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System, through its retail and contract sales, produced approximately 64% of 2008 revenue.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey.  This system is referred to as Bayview and is not physically interconnected with the Middlesex system. Bayview produced less than 1% of our total revenue in 2008.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 35,500 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. An additional wholly-owned subsidiary, White Marsh, operates water and wastewater systems under contract for approximately 7,200 residential customers and also owns the office buildings that Tidewater uses as its central business office campus. White Marsh’s rates for water and wastewater operations are not regulated by the Delaware Public Service Commission (PSC). The Tidewater System produced approximately 24% of total revenue in 2008.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, NJ’s water and wastewater systems under a 20-year agreement, which expires in 2018.  USA-PA serves approximately 9,700 customers, most of whom are served by both systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act and requires USA-PA to lease from Perth Amboy all of its employees who currently work on the Perth Amboy water and wastewater systems. Under the agreement, USA-PA receives both fixed and variable fees.  The variable position is based on customer billing. Fixed fee revenues were $8.0 million in 2008 and are to increase over the term of the 20-year contract to $10.2 million based upon a schedule of rates. USA-PA produced approximately 9% of total revenue in 2008.

In connection with the agreement, Middlesex guaranteed a series of Perth Amboy’s municipal bonds in the principal amount of approximately $26.3 million, of which approximately $21.4 million remains outstanding. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of total revenue in 2008.  Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 primarily residential retail customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with about 200 residential customers.  Pinelands Wastewater produced approximately 1% of total revenue in 2008.

Utility Service Affiliates, Inc.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance program called LineCareSM and LineCare+SM , respectively. These are affordable maintenance programs that covers all parts, material and labor required to repair or replace specific elements of the customer’s water service line, customer shut-off valve and sewer lateral in the event of a failure. USA produced less than 1% of total revenue in 2008.

TESI System

TESI provides wastewater services to approximately 1,800 residential retail customers in Delaware. TESI produced less than 1% of our total revenue in 2008.

Index

Financial Information

Consolidated operating revenues and operating income are as follows:

	Years Ended December 31,
	(Thousands of Dollars)
	2008	2007	2006
Operating Revenues	$91,038	$86,114	$81,061
Operating Income	$24,019	$22,671	$21,318

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2008	2007	2006

Residential	45.1%	45.0%	42.6%
Commercial	9.6	9.7	10.0
Industrial	9.3	9.9	10.7
Fire Protection	10.4	10.3	10.7
Contract Sales	13.1	12.5	12.3
Contract Operations	10.5	10.3	11.0
Other	2.0	2.3	2.7

TOTAL	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 16.8 billion gallons in 2008, obtains water from surface sources and wells, or groundwater sources. In 2008, surface sources of water provided approximately 71% of the Middlesex System’s water supply, groundwater sources provided approximately 23% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Index

Tidewater System

Our Tidewater System, which produced approximately 2.0 billion gallons in 2008, obtains 100% of its groundwater sources from 176 wells. In 2008, 13 new wells were placed into service.  We deactivated, sealed and abandoned 29 wells for either water quality reasons or for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater continues to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrants. The Tidewater System does not have a central treatment facility but has several regional treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from groundwater sources from four wells which provided overall system delivery of 194 million gallons in 2008. The pumping capacity of the four wells is 2.2 million gallons per day.

Bayview System

Water supply to Bayview customers is derived from groundwater water sources from two wells, which delivered approximately 10 million gallons in 2008.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system provided overall treatment to 105 million gallons in 2008.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. Current average flow is approximately 0.2 mgd.

Employees

As of December 31, 2008, we had a total of 269 employees. In addition, we lease 18 full-time employees under the USA-PA contract with the City of Perth Amboy, New Jersey. No employees are represented by a union except the leased employees who are subject to a collective bargaining agreement with the City of Perth Amboy. We believe our employee relations are good. Wages and benefits, other than for leased employees, are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Index

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

On January 26, 2009 Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through a separately PSC approved rate called a Distribution System Improvement Charge (DSIC).  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since its last rate filing in April of 2006. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase subject to refund as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate.  If approved by the PSC, the interim rates of 12.79% will go into effect on March 27, 2009 and the DSIC rate will be set to zero.

The following table shows the DSIC increases approved by the PSC from January 1, 2008 through January 1, 2009:

Date	January 1, 2008	July 1, 2008	January 1, 2009
% Increase	1.45%	1.32%	2.31%
Cumulative %	1.62%	2.94%	5.25%

Index

On January 12, 2009, Middlesex filed an application with the BPU seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of the request.

Effective December 18, 2008, Pinelands Water and Pinelands Wastewater implemented New Jersey Board of Public Utilities (BPU) approved base rate increases of 5.53% and 18.30%, respectively. These increases represent a total base rate increase of approximately $0.2 million for Pinelands to offset increased costs associated with the operation and maintenance of their systems.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

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

Index

Management
This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	50	President and Chief Executive Officer
A. Bruce O’Connor	50	Vice President and Chief Financial Officer
Ronald F. Williams	59	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	61	Vice President-General Counsel, Secretary and Treasurer
James P. Garrett	62	Vice President–Human Resources
Richard M. Risoldi	52	Vice President–Subsidiary Operations
Bernadette M. Sohler	48	Vice President-Corporate Affairs
Gerard L. Esposito	57	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. Prior to joining the Company, Mr. Doll was employed by Elizabethtown Water Company since 1985, serving most recently as a member of the senior leadership team of the Northeast Region of American Water, comprised of various regulated utilities and other non-regulated subsidiaries in the water and wastewater fields. Mr. Doll is Chairman of the Board of Directors of the New Jersey Utilities Association and is a Director of the National Association of Water Companies.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Chief Financial Officer in 1996.  He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc.  He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.

Ronald F. Williams – Mr. Williams joined the Company in 1995 as Assistant Vice President–Operations, responsible for the Company’s Engineering and Distribution Departments. He was elected Vice President–Operations in October 1995 and designated Chief Operating Officer in 2004. Mr. Williams was elected to the additional posts of Assistant Secretary and Assistant Treasurer for Middlesex in 2004.  He was formerly employed by Garden State Water Company as President and Chief Executive Officer. He is a Director and President of Utility Service Affiliates (Perth Amboy) Inc.

Kenneth J. Quinn – Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003.  In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex.  Prior to joining the Company he had been employed in private law practice. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc., Bayview Water Company and White Marsh Environmental Systems, Inc. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar. He currently serves as Chairman of the Section.

James P. Garrett – Mr. Garrett, a licensed attorney, joined the Company in 2003 as Assistant Vice President–Human Resources. In May 2004, he was elected Vice President- Human Resources and is responsible for all human resources and information technology throughout the Company.  Prior to his hire, Mr. Garrett was employed by a national retail chain as Director of Organizational Development.

Index

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities.  He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President in May 2004-Subsidiary Operations, responsible for regulated subsidiary operations and business development. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and USA-PA.  He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company and Utility Service Affiliates, Inc.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007 with responsibilities for corporate, investor and employee communications, media and government relations, marketing, community affairs and corporate philanthropic activities.  She also serves as Vice President of Utility Service Affiliates, Inc.

Gerard L. Esposito – Mr. Esposito joined Tidewater Utilities, Inc. in 1998 as Executive Vice President.  He was elected President of Tidewater and White Marsh Environmental Systems, Inc. in 2003 and elected President of Tidewater Environmental Services, Inc. in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., and White Marsh Environmental Systems, Inc.

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

Index

We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations or to pay for some of the costs of improvements to or the expansion of our utility system assets. Our regulated utility companies cannot issue debt or equity securities without regulatory approval.

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend between $96 million and $124 million for capital projects through 2011.  We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary.  This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

Index

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is competitive, especially in Delaware where new franchises may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may in the future challenge, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities, which could adversely affect our operating results.

We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract or our failure or inability to perform may have a material adverse effect on our financial condition and results of operations. Also, in connection with the contract, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds.  Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. As of December 31, 2008, approximately $21.4 million of the Series C Serial Bonds remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee.

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

Index

The necessity for ongoing security has and may continue to result in increased operating costs.

Because of the continuing threats to the health and security of the United States of America, we procedures to review and modify, as necessary, security measures at our facilities. We provide ongoing training and communications to our employees about threats to our water supply. Our security measures include the delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur costs for security precautions to protect our facilities, operations and supplies from such risks.

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

Index

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

Index

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

Tidewater System

The Tidewater System is comprised of 89 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 594 miles of transmission and distribution mains. Storage facilities include 49 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on eleven-acre lot owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet.

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

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Index

Item 3.	Legal Proceedings.

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

The Company’s common stock is traded on the NASDAQ Stock Market, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter.  As of December 31, 2008, there were 1,967 holders of record.

2008	High	Low	Dividend

Fourth Quarter	$17.93	$12.05	$0.1775
Third Quarter	$18.52	$15.68	$0.1750
Second Quarter	$19.23	$16.59	$0.1750
First Quarter	$19.83	$17.25	$0.1750

2007	High	Low	Dividend

Fourth Quarter	$19.25	$18.10	$0.1750
Third Quarter	$20.24	$18.05	$0.1725
Second Quarter	$19.48	$18.12	$0.1725
First Quarter	$19.07	$17.75	$0.1725

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

The Company maintains an escrow account for 58,775 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired and 21,807 shares of the Company's common stock which were awarded under the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. Shareholders approved the new 2008 Restricted Stock Plan at the Company’s May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000 shares.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2003.  In 2008, we added American Water Works, Inc. as a component of our peer group. The current peer group also includes American States Water Company, Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., Southwest Water Company, York Water Company and the Company.  The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

	2003	2004	2005	2006	2007	2008
Middlesex Water Company	100.00	93.30	85.42	92.27	93.35	84.88
Dow Jones Wilshire 5000	100.00	110.85	115.91	132.02	137.22	84.14
Peer Group	100.00	116.61	154.40	153.89	147.33	140.97

Index

Item 6.	Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands of Dollars Except per Share Data)

	2008	2007	2006	2005	2004
Operating Revenues	$91,038	$86,114	$81,061	$74,613	$70,991
Operating Expenses:
Operations and Maintenance	48,929	46,240	43,345	42,156	39,984
Depreciation	7,922	7,539	7,060	6,460	5,846
Other Taxes	10,168	9,664	9,338	8,779	8,228
Total Operating Expenses	67,019	63,443	59,743	57,395	54,058
Operating Income	24,019	22,671	21,318	17,218	16,933
Other Income, Net	1,302	1,527	774	740	795
Interest Charges	7,057	6,619	7,012	6,245	5,468
Income Taxes	6,056	5,736	5,041	3,237	3,814
Net Income	12,208	11,843	10,039	8,476	8,446
Preferred Stock Dividend	218	248	248	251	255
Earnings Applicable to Common Stock	$11,990	$11,595	$9,791	$8,225	$8,191
Earnings per Share:
Basic	$0.90	$0.88	$0.83	$0.72	$0.74
Diluted	$0.89	$0.87	$0.82	$0.71	$0.73
Average Shares Outstanding:
Basic	13,317	13,203	11,844	11,445	11,080
Diluted	13,615	13,534	12,175	11,784	11,423
Dividends Declared and Paid	$0.703	$0.693	$0.683	$0.673	$0.663
Total Assets	$440,000	$392,675	$370,267	$324,383	$305,634
Convertible Preferred Stock	$2,273	$2,856	$2,856	$2,856	$2,961
Long-term Debt	$118,217	$131,615	$130,706	$128,175	$115,281

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Overview

Middlesex Water Company has operated as a water utility in New Jersey since 1897, and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992.  We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries.  We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey and in Delaware. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

In the design of water and wastewater systems that we ultimately intend to construct, own and operate, we invest capital in Preliminary Survey and Investigation (PS&I) activities.  These costs are recorded as a deferred asset on the balance sheet in anticipation of recovery of and a return on, these costs through future rates charged to customers, as these investments are placed into service as utility plant.  Our future capital expenditures are discussed in more detail in the Liquidity and Capital Resources Section below.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,700 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 35,500 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 1,800 residential retail customers. Our other Delaware subsidiary, White Marsh, services an additional 7,200 customers in Kent and Sussex Counties through 68 operations and maintenance contracts.

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

Index

We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

In September 2008, we entered into an agreement to own and operate a water and wastewater facility system that is expected to serve 1,500 people in North Carolina.  Planning is under way to gain approval from the North Carolina Public Service Commission to operate these systems as regulated public utilities, which are expected to be ready to serve customers during the third quarter of 2009.

On January 26, 2009 Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through a separately PSC approved rate called a Distribution System Improvement Charge (DSIC).  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since its last rate filing in April of 2006. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase subject to refund as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate.  If approved by the PSC, the interim rates of 12.79% will go into effect on March 27, 2009 and the DSIC rate will be set to zero.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89%, 90% and 89% of total revenues, and 90%, 94% and 94% of net income for the years ended December 31, 2008, 2007 and 2006, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2008 Compared to 2007

	Years ended December 31,
	(Millions of Dollars)
	2008			2007
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$81.1	$9.9	$91.0	$77.1	$9.0	$86.1
Operations and maintenance	41.2	7.7	48.9	38.8	7.4	46.2
Depreciation	7.8	0.1	7.9	7.4	0.1	7.5
Other taxes	10.0	0.2	10.2	9.5	0.2	9.7
Operating income	22.1	1.9	24.0	21.4	1.3	22.7

Other income (expense)	0.9	0.4	1.3	1.5	-	1.5
Interest expense	7.0	0.1	7.1	6.6	-	6.6
Income taxes	5.0	1.0	6.0	5.2	0.6	5.8
Net income	$11.0	$1.2	$12.2	$11.1	$0.7	$11.8

Index

Operating revenues for the year rose $4.9 million, or 5.7% over the same period in 2007. Revenues in our Middlesex system increased $4.2 million as a result of a 9.1% base rate increase implemented October 26, 2007.  Middlesex revenues decreased $1.1 million due to lower consumption by our customers during 2008. Water sales improved $0.8 million in our Delaware water systems. We recorded additional revenue of $1.2 million as a result of an additional 12% base rate increase that was granted to Tidewater February 28, 2007, and Distribution System Improvement Charge (DSIC) rate increases of 1.62% and 2.94% that went into effect January 1, 2008 and July 1, 2008, respectively.  DSIC is a PSC approved rate that allows water utilities to recover their investment in non-revenue producing capital improvements to the water system in between base rate increase requests.  Fees charged for initial connection to our Delaware Water system were $0.4 million lower in 2008 as new residential and commercial development has slowed in our Delaware service territories. USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.5 million higher than the same period in 2007, due mostly to scheduled increases in the fixed fee component of the contract.    Revenues from our regulated wastewater operations in Delaware increased $0.2 million due to customer growth.  All other operations accounted for $0.3 million of additional revenues.

While we anticipate continued organic customer and consumption growth among our Delaware systems, such growth and increased consumption cannot be guaranteed. The impact of the national economic recession has been to reduce the level of activity in the new residential housing market in our Delaware service territories.  In addition, our water systems are highly dependent on the effects of weather, which may adversely impact future consumption despite customer growth. Appreciable organic customer and consumption growth is less likely in our New Jersey systems due to the extent to which our service territory is developed.  The Company expects its 2009 Tidewater operating revenues to reflect the benefit of the DSIC rate increase effective January 1, 2009 and interim rate increase expected to be go into effect in late March 2009.  There can be no assurances that the PSC will accept, reject or amend the level of the interim rate increase request.

Operation and maintenance expenses increased $2.7 million, or 5.8%.  Even though 2008 water production was lower than 2007 in our Middlesex and Tidewater systems, our expenses increased $0.3 million due to higher costs for water, electric power and chemicals.  Labor and benefits costs increased $1.3 million, which includes $0.7 million recognized for employee benefits due to market fluctuations in the cash surrender value of life insurance policies.  The costs to operate our regulated wastewater facilities in Delaware increased $0.3 million due to acquisition of the Milton, Delaware municipal wastewater system during 2007 and an increased number of wastewater treatment facilities in operation in Delaware.   Costs for service claims under our LineCareSM program were $0.1 million higher due in part to a 9.4% increase in the number of subscribers in the program during 2008. Operating costs for USA-PA increased $0.3 million due to higher pass-through charges.  All other expense categories increased $0.4 million.

Depreciation expense for 2008 increased by $0.4 million, or 5.1%, due to a higher level of utility plant in service.

Other taxes increased by $0.5 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate.

Other income was $0.2 million lower than 2007, primarily due to one-time gains recorded in 2007 on two transactions related to assets no longer used in our operations.

Interest expense increased by $0.4 million, or 6.6%, as a result of a higher level of average short-term debt outstanding when compared to 2007.

Income tax expense based on our current year operating results was $0.2 million higher than 2007 and reflects increased revenues due to higher water rates in New Jersey and Delaware.

Index

Net income increased to $12.2 million from $11.8 million in the prior year, and basic earnings per share increased from $0.88 to $0.90. Diluted earnings per share increased from $0.87 to $0.89.

Results of Operations in 2007 Compared to 2006

	Years ended December 31,
	(Millions of Dollars)
	2007			2006
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$77.1	$9.0	$86.1	$71.9	$9.2	$81.1
Operations and maintenance	38.8	7.4	46.2	35.7	7.7	43.4
Depreciation	7.4	0.1	7.5	7.0	0.1	7.1
Other taxes	9.5	0.2	9.7	9.1	0.2	9.3
Operating income	21.4	1.3	22.7	20.1	1.2	21.3

Other income (expense)	1.5	-	1.5	0.9	(0.1)	0.8
Interest expense	6.6	-	6.6	7.0	--	7.0
Income taxes	5.2	0.6	5.8	4.6	0.5	5.1
Net income	$11.1	$0.7	$11.8	$9.4	$0.6	$10.0

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

Index

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

Outlook

In addition to factors previously discussed under “Results of Operations in 2008 Compared to 2007,” our revenues are expected to increase in 2009 from rate increases granted to our Pinelands companies in December 2008. Middlesex has filed a petition with the BPU to implement a purchased water adjustment clause (PWAC) seeking recovery of $1.0 million of additional costs associated with rate increases from two non-affiliated water purveyors for our purchases of treated and untreated water.  There can be no assurances that the BPU will grant the PWAC in whole or in part.

Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs are the primary factors that determine the need for rate increase filings.  We continue to implement viable plans to streamline operations and reduce operating costs.

We expect our level of borrowing to increase during 2009 in order to finance a portion of our capital expenditures during the coming year (see Liquidity and Capital Resources).  However, current interest rates on short-term borrowings are significantly below the rates at which we borrowed during much of 2008. We believe those lower interest rates will continue during 2009 and will result in lower interest expense.

The actual return on assets held in our retirement benefit plans during 2008 resulted in a decline in the amount available to fund current and future obligations.  We expect this will result in higher benefits expenses and increased cash contributions to the plans in 2009.

As a result of ongoing delays in new residential home construction throughout the service territories we serve, there may be an increase in the amount of PS&I that will not be currently recoverable in rates.

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that are financially sound, complement existing capabilities and increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on three factors: weather, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For 2008, cash

Index

flows from operating activities increased $0.3 million to $19.1 million, as compared to the prior year. This increase was primarily attributable to higher net income and depreciation. The $19.1 million of net cash flow from operations enabled us to fund approximately 67% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan, long-term borrowings and short-term borrowings.

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

Increases in certain operating costs will impact our liquidity and capital resources. As described in our results of operations and outlook discussions, during 2008 we received rate relief for Tidewater and Pinelands and have filed for rate increases for Middlesex and Tidewater. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.  There is no certainty, however, that the BPU or PSC will approve any or all future requested increases.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $36.0 million as of December 31, 2008, and increased the established amount to $50.0 million in February 2009. At December 31, 2008, the outstanding borrowings under these credit lines was $25.9 million at a weighted average interest rate of 2.30%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $16.4 million and $2.6 million at 3.69% and 6.36% for the years ended December 31, 2008 and 2007, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the Delaware and New Jersey SRF loan programs during 2008 and expect to participate in the 2009 New Jersey SRF program for up to $4.0 million.

During 2008, Middlesex closed on $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program in order to finance our 2009 RENEW program. The proceeds of these bonds, and any interest earned, are held by a trustee, and are classified as Restricted Cash on the Consolidated Balance Sheet.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the Plan). The Company raised $1.2 million through the issuance of shares under the Plan during 2008. Periodically, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  The last public offering of our common stock closed in November 2006.  The majority of the net proceeds of approximately $26.2 million from that common

Index

stock offering of 1.5 million shares were used to repay all of the Company’s short-term borrowings outstanding at that time.

Capital Expenditures and Commitments

Under our capital program for 2009, we plan to expend $10.0 million for additions and improvements for our Delaware water systems, which include the construction of several storage tanks and the creation of new wells and interconnections. We expect to spend approximately $1.0 million for construction of wastewater systems in Delaware. We expect to spend $5.2 million to complete the implementation of a Company-wide information system and $0.9 million for other information systems equipment and software. We expect to spend $3.5 million for our RENEW program, which is our program to clean and cement line unlined mains in the Middlesex System. There remains a total of approximately 109 miles of unlined mains in the 730-mile Middlesex System.  In 2008, three miles of unlined mains were cleaned and cement lined. The capital program also includes $12.4 million for scheduled upgrades to our existing systems in New Jersey. The scheduled upgrades consist of $4.0 million for improvements to existing plant, $5.8 million for mains, $0.9 million for service lines, $0.7 million for meters, $0.3 million for hydrants, and $0.8 million for other infrastructure needs.

To pay for our capital program in 2009, we will utilize internally generated funds and funds available and held in trust under existing NJEIT loans (currently, $4.5 million) and Delaware SRF loans (currently, $1.9 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If necessary, we will also utilize short-term borrowings through $50.0 million of available lines of credit with several financial institutions.  As of December 31, 2008, we had $25.9 million outstanding against the lines of credit.

Going forward into 2010 through 2011, we currently project that we may be required to expend between $65.0 million and $91.2 million for capital projects. The exact amount is dependent on customer growth, residential housing sales and project scheduling. In particular, Middlesex had filed a prudence review application with the BPU for a proposed major transmission pipeline designed to strengthen its existing transmission network and provide further system reliability.  Initial estimates to construct the pipeline are $26.2 million.  A settlement amongst the parties in the prudence review was approved by the BPU on October 23, 2008.  As part of the settlement, it was agreed the pipeline is needed but will not be constructed at this time.  The parties further agreed that it would be effective utility management and proper long-term planning for the Company to proceed with the procurement of easements along the agreed-upon pipeline route in anticipation of a need for the project as customer demand for water increases in the South River Basin portion of our customer base.

To the extent possible and because of favorable interest rates available to regulated water utilities, we expect to finance portions of our capital expenditures under the SRF loan programs. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.  It may also be necessary to sell shares of our Common Stock through a public offering.

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

The table below presents our known contractual obligations for the periods specified as of December 31, 2008.

Index

	Payment Due by Period (Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$136.0	$18.0	$6.8	$7.0	$104.2
Notes Payable	25.9	25.9	---	---	---
Interest on Long-term Debt	93.4	5.8	10.9	10.3	66.4
Purchased Water Contracts	41.9	4.9	7.8	4.9	24.3
Wastewater Operations	47.6	4.2	8.7	9.3	25.4
Employee Retirement Plans (1)	5.6	5.6	---	---	---
Total	$350.4	$64.4	$34.2	$31.5	$220.3

(1) Amount not determinable after one year.

Guarantees

USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments were $8.0 million in 2008 and will increase over the term of the contract to $10.2 million by the end of the contract.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2008, approximately $21.4 million of the Series C Serial Bonds remained outstanding.

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

Index

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

The discount rate utilized for determining future pension obligations has increased from 5.89% at December 31, 2006 to 6.59% at December 31, 2007 and decreased to 6.17% at December 31, 2008. Lowering the discount rate by 0.5% would have increased the net periodic pension cost by $0.2 million in 2008. Lowering the expected long-term rate of return on the pension plans by 0.5% (from 8.0% to 7.5%) would have increased the net periodic pension cost in 2008 by approximately $0.1 million.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of

Index

the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2009 to 2038.  Over the next twelve months, approximately $18.0 million of the current portion of 24 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integral Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2009

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

		December 31,	December 31,
ASSETS		2008	2007
UTILITY PLANT:	Water Production	$107,517	$98,942
	Transmission and Distribution	283,759	264,939
	General	27,142	24,874
	Construction Work in Progress	11,653	9,833
	TOTAL	430,071	398,588
	Less Accumulated Depreciation	70,544	64,736
	UTILITY PLANT - NET	359,527	333,852

CURRENT ASSETS:	Cash and Cash Equivalents	3,288	2,029
	Accounts Receivable, net	9,510	8,227
	Unbilled Revenues	4,822	4,609
	Materials and Supplies (at average cost)	1,475	1,205
	Prepayments	1,481	1,363
	TOTAL CURRENT ASSETS	20,576	17,433

DEFERRED CHARGES	Unamortized Debt Expense	2,903	2,884
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,187	5,283
	Regulatory Assets	31,910	16,090
	Operations Contracts Fees Receivable	3,708	4,184
	Restricted Cash	7,049	6,418
	Non-utility Assets - Net	6,762	6,183
	Other	378	348
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,897	41,390
	TOTAL ASSETS	$440,000	$392,675

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$107,726	$105,668
	Retained Earnings	30,077	27,441
	Accumulated Other Comprehensive Income, net of tax	0	69
	TOTAL COMMON EQUITY	137,803	133,178
	Preferred Stock	3,375	3,958
	Long-term Debt	118,217	131,615
	TOTAL CAPITALIZATION	259,395	268,751

CURRENT	Current Portion of Long-term Debt	17,985	2,723
LIABILITIES:	Notes Payable	25,877	6,250
	Accounts Payable	5,689	6,477
	Accrued Taxes	7,781	7,611
	Accrued Interest	2,053	1,916
	Unearned Revenues and Advanced Service Fees	842	758
	Other	1,243	1,274
	TOTAL CURRENT LIABILITIES	61,470	27,009

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	22,089	21,758
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,382	1,461
	Accumulated Deferred Income Taxes	21,733	17,940
	Employee Benefit Plans	25,540	13,333
	Regulatory Liability - Cost of Utility Plant Removal	6,197	5,726
	Other	963	459
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	77,904	60,677

CONTRIBUTIONS IN AID OF CONSTRUCTION		41,231	36,238
	TOTAL CAPITALIZATION AND LIABILITIES	$440,000	$392,675

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Operating Revenues	$91,038	$86,114	$81,061

Operating Expenses:
Operations	44,782	42,117	39,799
Maintenance	4,147	4,123	3,546
Depreciation	7,922	7,539	7,060
Other Taxes	10,168	9,664	9,338

Total Operating Expenses	67,019	63,443	59,743

Operating Income	24,019	22,671	21,318

Other Income (Expense):
Allowance for Funds Used During Construction	667	537	632
Other Income	906	1,153	160
Other Expense	(271)	(163)	(18)

Total Other Income, net	1,302	1,527	774

Interest Charges	7,057	6,619	7,012

Income before Income Taxes	18,264	17,579	15,080

Income Taxes	6,056	5,736	5,041

Net Income	12,208	11,843	10,039

Preferred Stock Dividend Requirements	218	248	248

Earnings Applicable to Common Stock	$11,990	$11,595	$9,791

Earnings per share of Common Stock:
Basic	$0.90	$0.88	$0.83
Diluted	$0.89	$0.87	$0.82

Average Number of
Common Shares Outstanding :
Basic	13,317	13,203	11,844
Diluted	13,615	13,534	12,175

Cash Dividends Paid per Common Share	$0.703	$0.693	$0.683

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,208	$11,843	$10,039
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,530	8,176	7,761
Provision for Deferred Income Taxes and ITC	1,032	399	897
Equity Portion of AFUDC	(348)	(255)	(259)
Cash Surrender Value of Life Insurance	576	(271)	(155)
Gain on Disposal of Equity Investments	(86)	-	-
Gain on Sale of Real Estate	-	(267)	-
Changes in Assets and Liabilities:
Accounts Receivable	(807)	(2,752)	(463)
Unbilled Revenues	(213)	(596)	(276)
Materials & Supplies	(270)	101	(46)
Prepayments	(118)	(134)	(301)
Other Assets	(351)	(9)	(485)
Accounts Payable	147	986	(538)
Accrued Taxes	206	941	197
Accrued Interest	137	36	11
Employee Benefit Plans	(1,146)	239	(84)
Unearned Revenue & Advanced Service Fees	84	157	127
Other Liabilities	(465)	224	(299)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,116	18,818	16,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $319 in 2008, $282 in 2007 and $373 in 2006	(28,429)	(21,930)	(30,734)
Restricted Cash	(591)	444	(1,036)
Proceeds from Real Estate Dispositions	-	273	-
Preliminary Survey & Investigation Charges	(1,907)	(1,847)	(1,661)

NET CASH USED IN INVESTING ACTIVITIES	(30,927)	(23,060)	(33,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,787)	(2,501)	(1,915)
Proceeds from Issuance of Long-term Debt	4,652	3,632	5,016
Net Short-term Bank Borrowings	19,627	6,250	(4,000)
Deferred Debt Issuance Expenses	(158)	(50)	(28)
Common Stock Issuance Expense	-	(15)	(238)
Restricted Cash	(40)	(12)	(32)
Proceeds from Issuance of Common Stock	1,475	1,420	28,088
Payment of Common Dividends	(9,353)	(9,141)	(8,190)
Payment of Preferred Dividends	(218)	(248)	(248)
Construction Advances and Contributions-Net	(128)	1,110	1,694

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,070	445	20,147
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,259	(3,797)	2,842
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	5,826	2,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,288	$2,029	$5,826

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,452	$8,960	$3,543
Transfer of Equity Investment to Employee Retirement Benefit Plans	$132	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,864	$6,542	$6,937
Interest Capitalized	$(319)	$(282)	$(373)
Income Taxes	$5,205	$4,534	$4,352

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(In thousands)

	December 31,	December 31,
	2008	2007
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2008 - 13,404	$107,726	$105,668
2007 - 13,246

Retained Earnings	30,077	27,441
Accumulated Other Comprehensive Income, net of tax	-	69
TOTAL COMMON EQUITY	137,803	133,178

Cumulative Preference Stock, No Par Value:
Shares Authorized - 100
Shares Outstanding - None
Cumulative Preferred Stock, No Par Value:
Shares Authorized - 2008 - 134; 2007 - 139
Shares Outstanding - 2008 - 32; 2007 - 37
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 2008 - 7; 2007 - 12	816	1,399
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	102	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	3,375	3,958

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	2,695	2,800
6.25%, Amortizing Secured Note, due May 22, 2028	8,155	8,575
6.44%, Amortizing Secured Note, due August 25, 2030	6,067	6,347
6.46%, Amortizing Secured Note, due September 19, 2031	6,347	6,627
4.22%, State Revolving Trust Note, due December 31, 2022	657	691
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,689	3,168
3.49%, State Revolving Trust Note, due January 25, 2027	675	603
4.03%, State Revolving Trust Note, due December 1, 2026	939	974
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	660	695
0.00%, State Revolving Fund Bond, due September 1, 2021	500	538
3.64%, State Revolving Trust Note, due July 1, 2028	389	-
3.64%, State Revolving Trust Note, due January 1, 2028	140	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	15,000	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	538	591
4.25% to 4.63%, Series Y, due September 1, 2018	710	765
0.00%, Series Z, due September 1, 2019	1,230	1,342
5.25% to 5.75%, Series AA, due September 1, 2019	1,675	1,785
0.00%, Series BB, due September 1, 2021	1,566	1,685
4.00% to 5.00%, Series CC, due September 1, 2021	1,895	1,995
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	6,693	7,112
3.00% to 5.50%, Series FF, due September 1, 2024	8,025	8,385
0.00%, Series GG, due August 1, 2026	1,619	1,710
4.00% to 5.00%, Series HH, due August 1, 2026	1,880	1,950
0.00%, Series II, due August 1, 2027	1,708	1,750
3.40% to 5.00%, Series JJ, due August 1, 2027	1,750	1,750
0.00%, Series KK, due August 1, 2028	1,750	-
5.00% to 5.50%, Series LL, due August 1, 2028	1,750	-
SUBTOTAL LONG-TERM DEBT	136,202	134,338
Less: Current Portion of Long-term Debt	(17,985)	(2,723)
TOTAL LONG-TERM DEBT	$118,217	$131,615

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
	Common	Common		Other
	Stock	Stock	Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2006	11,584	$76,161	$23,638	$(207)	$99,592
Net Income			10,039		10,039
Minimum Pension Liability, Net of $135 Income Tax				262	262
Change in Value of Equity Investments, Net of $20 Income Tax				39	39
Comprehensive Income					10,340
Dividend Reinvestment & Common Stock Purchase Plan	70	1,321			1,321
Restricted Stock Award - Net	19	275			275
Preferred Stock Conversion	1,495	26,491			26,491
Cash Dividends on Common Stock			(8,190)		(8,190)
Cash Dividends on Preferred Stock			(248)		(248)
Common Stock Expense			(238)		(238)

Balance at December 31, 2006	13,168	104,248	25,001	94	129,343

Net Income			11,843		11,843
Change in Value of Equity Investments, Net of $13 Income Tax				(25)	(25)
Comprehensive Income					11,818
Dividend Reinvestment & Common Stock Purchase Plan	61	1,147			1,147
Restricted Stock Award - Net	17	273			273
Cash Dividends on Common Stock			(9,141)		(9,141)
Cash Dividends on Preferred Stock			(248)		(248)
Common Stock Expenses			(15)		(15)
Other			1		1

Balance at December 31, 2007	13,246	105,668	27,441	69	133,178

Net Income			12,208		12,208
Change in Value of Equity Investments, Net of $36 Income Tax				(69)	(69)
Comprehensive Income					12,139
Dividend Reinvestment & Common Stock Purchase Plan	67	1,187			1,187
Conversion of $8 Covnvertible Preferred Stock	69	583			583
Restricted Stock Award - Net	22	288			288
Cash Dividends on Common Stock			(9,353)		(9,353)
Cash Dividends on Preferred Stock			(218)		(218)
Other			(1)		(1)
Balance at December 31, 2008	13,404	$107,726	$30,077	$-	$137,803

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

(c) Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2008, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage.  The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2008, 2007 and 2006. These rates have been approved by either the BPU or PSC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.87% - 5.04%	T&D – Mains	1.10% - 3.13%
Water Treatment	2.71% - 7.64%	T&D – Services	2.12% - 2.81%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%

Index

Non-regulated fixed assets consist primarily of an office building, furniture and fixtures, and transportation equipment. These assets are recorded at original cost and depreciation is calculated based on the estimated useful lives, ranging from 3 to 40 years.

(e) Customers’ Advances for Construction – Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties.   These contributions are recorded as Customers’ Advances for Construction. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant.  After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

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

(f) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2008, 2007 and 2006 approximately $0.7 million, $0.5 million and $0.6 million, respectively of AFUDC was added to the cost of construction projects.  AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The average AFUDC rate for the years ended December 31, 2008, 2007 and 2006 for Middlesex and Tidewater were 7.55% and 8.07%, respectively.

(g) Accounts Receivable – We record bad debt expense based on historical write-offs. The allowance for doubtful accounts was $0.2 million at December 31, 2008, $0.3 million at December 31, 2007, and $0.3 million at December 31, 2006. The corresponding expense for the year ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.1 million and $0.3 million, respectively.

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

Index

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

(m) Recent Accounting Pronouncements – In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends Statement of Financial Accounting Standards (SFAS) 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 was effective immediately. The application of the provisions of FSP 157-3 did not materially affect the Company’s financial statements.

In September 2006, the Financial FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial statements.  The Company does not anticipate that adoption of FSP 157-2 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP, which is effective for fiscal years beginning after December 15, 2008 will not have an impact on the Company’s consolidated financial statements.

SFAS No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business entity.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

Index

In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.”. This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

(p) Pension Plan - We maintain a noncontributory defined benefit pension plan which covers substantially all employees with more than 1,000 hours of service, and who were hired as of March 31, 2007. The discount rate utilized for determining pension costs increased from 5.52% for the year ended December 31, 2006 to 5.89% for the year ended December 31, 2007 and increased to 6.59% for the year ended December 31, 2008. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population participating in the pension plans.

Note 2 - Rate and Regulatory Matters

Effective December 18, 2008, Pinelands Water and Pinelands Wastewater implemented New Jersey Board of Public Utilities (BPU) approved base rate increases of 5.53% and 18.30%, respectively. These increases represent a total base rate increase of approximately $0.2 million for Pinelands to offset increased costs associated with the operation and maintenance of their systems.

Index

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

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.  These items are detailed as follows:

	December 31,
	(Thousands of Dollars)
Regulatory Assets	2008	2007	Remaining Recovery Periods

Postretirement Benefits	$20,679	$7,279	Various
Income Taxes	10,905	8,222	Various
Tank Painting	189	225	3-7 years
Rate Cases and Other	137	364	Up to 2 years
Total	$31,910	$16,090

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2008 and 2007, the Company has approximately $6.2 million and $5.7 million, respectively, of

Index

expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.8 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	Years Ended December 31,
	(Thousands of Dollars)
	2008	2007	2006
Income Tax at Statutory Rate	$6,253	$6,021	$5,155
Tax Effect of:
Utility Plant Related	(725)	(595)	(338)
State Income Taxes – Net	309	350	257
Employee Benefits	202	(49)	(48)
Other	17	9	15
Total Income Tax Expense	$6,056	$5,736	$5,041

Income tax expense is comprised of the following:

Current:
Federal	$4,651	$4,894	$3,846
State	392	413	298
Deferred:
Federal	1,018	634	884
State	74	117	92
Investment Tax Credits	(79)	(322)	(79)
Total Income Tax Expense	$6,056	$5,736	$5,041

The statutory review period for income tax returns for the years prior to 2007 has been closed.  An examination by the Internal Revenue Service of the Federal income tax returns for 2005 and 2006 was completed during 2008. The examination resulted in a net refund, including interest of approximately $0.1 million.  The tax refund was recorded to the appropriate current and deferred tax accounts and the interest was reported as other income.  In the event that there are interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.  The components of the net deferred tax liability are as follows:

Index

	December 31,
	(Thousands of Dollars)
	2008	2007
Utility Plant Related	$26,224	$24,892
Customer Advances	(4,036)	(4,117)
Employee Benefits	(65)	(2,544)
Other	(390)	(291)
Total Deferred Tax Liability	$21,733	$17,940

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018. Under the agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2008, 2007 and 2006 were $8.0 million, $7.8 million and $7.6 million, respectively.  The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2008, approximately $21.4 million of the Series C Serial Bonds remained outstanding.

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

Purchased water costs are shown below:

	Years Ended December 31,
	(Millions of Dollars)
Purchased Water	2008	2007	2006
Untreated	$2.4	$2.4	$2.3
Treated	2.1	2.1	1.9
Total Costs	$4.5	$4.5	$4.2

Index

Construction –The Company may spend up to $33.0 million in 2009, $47.6 million in 2010 and $43.6 million in 2011 on its construction program.   The development of these estimates is based in part upon projected housing development and sales in Delaware.  There is no assurance that the projected housing development will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2008 and 2007 is summarized below:

	(Millions of Dollars)
	2008	2007
Established Lines at Year-End	$36.0	$40.0
Maximum Amount Outstanding	25.9	6.6
Average Outstanding	16.4	2.6
Notes Payable at Year-End	25.9	6.3
Weighted Average Interest Rate	3.69%	6.36%
Weighted Average Interest Rate at Year-End	2.30%	5.79%

The maturity dates for the $25.9 million borrowings outstanding as of December 31, 2008 are: $16.5 million on several dates in January 2009, $3.5 million on February 9, 2009 and $5.9 million on several dates in March, 2009.  The weighted average interest rate for those loans is 2.30%

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the BPU or PSC, except where otherwise noted.

Common Stock
In June 2007, the number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) increased from 1,700,000 shares to 2,300,000 shares.  The cumulative number of shares issued under the DRP at December 31, 2008, is 1,684,411. The Company also has shares authorized and outstanding under a restricted stock plan, which is described in Note 7 – Employee Benefit Plans.

In November 2006, the Company sold and issued 1,495,000 shares of its common stock in a public offering that was priced at $18.46. The majority of the net proceeds of approximately $26.2 million were used to repay all of the Company’s short-term borrowings outstanding at that time.  Remaining proceeds from the public offering were used to fund a portion of the 2007 capital program.

Index

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.  At December 31, 2008, no preferred stock dividends were in arrears.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2008 and 2007, 31,898 and 36,898 shares of preferred stock presently authorized were outstanding and there were no dividends in arrears.

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

The conversion feature of the no par $8.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock.  The preferred shares are convertible into common stock at the election of the security holder or Middlesex. During 2008, 5,000 shares of the no par $8.00 Series Cumulative and Convertible Preferred Stock were converted into 68,570 of common stock.

Long-term Debt
In November 2008, Middlesex issued $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. The Company closed on the first mortgage bonds designated as Series KK and LL on November 8, 2008.

In December 2007, Tidewater closed on a loan with the Delaware SRF for two specific projects and borrowed $0.5 million in 2008. The interest rate is 3.64% with a final maturity of July 1, 2028.

In November 2007, Middlesex issued $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series II and JJ on November 8, 2007.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. With the exception of $15.0 million for repayment for the First Mortgage Bond Series U which matured on February 2, 2009, principal repayments for the First Mortgage Bonds extend beyond 2012.  The aggregate annual principal repayment obligations for all other long-term debt are shown below:

(Millions of Dollars)
Year	Annual Maturities
2009	$3.0
2010	$3.4
2011	$3.4
2012	$3.5
2013	$3.5

The weighted average interest rate on all long-term debt at December 31, 2008 and 2007 was 5.15% and 5.20%, respectively. Except for the Amortizing Secured Notes and Series U First Mortgage Bonds, all of the Company’s outstanding debt has been issued through the New Jersey Economic Development Authority ($57.5

Index

million), the New Jersey Environmental Infrastructure Trust program ($34.0 million) and the Delaware SRF program ($6.5 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE, FF, GG, HH, II, JJ, KK and LL First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series II and JJ proceeds can only be used for the 2008 main cleaning and cement lining program. Series KK and LL proceeds can only be used for the 2009 main cleaning and cement lining program.  All other bond issuance balances in restricted cash are for debt service requirements.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2008.  Basic EPS is computed on the basis of the weighted average number of shares outstanding.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2008		2007		2006
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$12,208	13,317	$11,843	13,203	$10,039	11,844
Preferred Dividend	(218)		(248)		(248)
Earnings Applicable to Common Stock	$11,990	13,317	$11,595	13,203	$9,791	11,844
Basic EPS	$0.90		$0.88		$0.83
Diluted:
Earnings Applicable to Common Stock	$11,990	13,317	$11,595	13,203	$9,791	11,844
$7.00 Series Dividend	97	167	97	167	97	167
$8.00 Series Dividend	66	131	96	164	96	164
Adjusted Earnings Applicable to Common Stock	$12,153	13,615	$11,788	13,534	$9,984	12,175
Diluted EPS	$0.89		$0.87		$0.82

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

	At December 31,
	(Thousands of Dollars)
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$105,290	$95,171	$103,322	$104,681
State Revolving Bonds	$1,160	$1,170	$1,233	$1,272

Index

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $29.8 million at December 31, 2008 and 2007, respectively. Customer advances for construction have a carrying amount of $22.1 million and $21.8 million at December 31, 2008 and 2007, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension
The Company has a noncontributory defined benefit pension plan, which covers substantially all employees with more than 1,000 hours of service. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company based upon a percentage of the participants’ compensation. In order to be eligible for an annual contribution, the eligible employee must be employed by the Company on December 31st of the year the award pertains to. In addition, the Company maintains an unfunded supplemental pension plan for its executive officers.  The Accumulated Benefit Obligation for all pension plans at December 31, 2008 and 2007 was $27.5 million and $21.6 million, respectively.

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

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting SFAS No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory assets at December 31, 2008 and 2007 were $0.4 million and $0.4 million, respectively.

The Company adopted SFAS 158 on December 31, 2006.  Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71). Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company records underfunded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s pension plans and other postretirement benefits for 2008 and 2007.

Index

	December 31,
	(Thousands of Dollars)
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Reconciliation of Projected Benefit Obligation
Beginning Balance	$30,167	$31,728	$15,067	$14,698
Service Cost	1,248	1,296	775	821
Interest Cost	1,950	1,807	1,010	895
Actuarial (Gain)/Loss	2,637	(3,081)	2,420	(852)
Benefits Paid	(1,650)	(1,583)	(501)	(495)
Ending Balance	$34,352	$30,167	$18,771	$15,067
Reconciliation of Plan Assets at Fair Value
Beginning Balance	$24,568	$23,028	$7,025	$6,701
Actual Return on Plan Assets	(5,390)	1,315	(1,085)	324
Employer Contributions	2,508	1,808	1,800	495
Benefits Paid	(1,650)	(1,583)	(501)	(495)
Ending Balance	$20,036	$24,568	$7,239	$7,025

Funded Status	$(14,316)	$(5,599)	$(11,532)	$(8,042)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(308)	(308)	-	-
Noncurrent Liability	(14,008)	(5,291)	(11,532)	(8,042)
Net Liability Recognized	$(14,316)	$(5,599)	$(11,532)	$(8,042)

	Years Ended December 31,
	(Thousands of Dollars)
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$1,248	$1,296	$1,311	$775	$821	$756
Interest Cost	1,950	1,807	1,703	1,010	895	804
Expected Return on Plan Assets	(1,938)	(1,819)	(1,608)	(581)	(481)	(330)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial (Gain)/Loss	-	75	258	287	337	443
Amortization of Prior Service Cost	10	10	11	-	-	-
Net Periodic Benefit Cost	$1,270	$1,369	$1,675	$1,626	$1,707	$1,808

Index

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2009 are as follows:
	(Thousands of Dollars)
	Pension Benefits	Other Benefits
	2009	2009
Actuarial (Gain)/Loss	$601	$579
Prior Service Cost	10	-
Transition Obligation	-	135

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions:
Expected Return on Plan Assets	8.00%	8.00%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	6.17%	6.59%	5.89%	6.12%	6.59%	5.89%
Benefit Cost	6.59%	5.89%	5.52%	6.59%	5.89%	5.52%
Compensation Increase for:
Benefit Obligation	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Benefit Cost	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The compensation increase assumption for Other Benefits is attributable to life insurance provided to qualifying employees upon their retirement.  The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

A 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008 and assumed to decline by 1.0% per year through 2011 and by 0.5% per year to 5% by year 2014. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1 Percentage Point
	(Thousands of Dollars)
	Increase	Decrease
Effect on Current Year’s Service and Benefit Cost	$392	$(299)
Effect on Benefit Obligation	2,630	(2,070)

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Pension Benefits	Other Benefits
2009	$1,630	$546
2010	1,635	561
2011	1,688	601
2012	1,691	645
2013	1,802	691
2014-2018	10,487	4,290
Totals	$18,933	$7,334

Index

Benefit Plans Assets

The allocation of plan assets at December 31, 2008 and 2007 by asset category is as follows:

	Pension Plan		Other Benefits
Asset Category	2008	2007	2008	2007	Target	Range
Equity Securities	49.5%	59.7%	25.7%	47.0%	60%	30-65%
Debt Securities	47.0	37.8	59.6	50.6	38%	25-70%
Cash	3.5	2.5	14.7	2.4	2%	0-10%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.7 million (3.4% of total plan assets) and $0.7 million (3.0 % of total plan assets) at December 31, 2008 and 2007, respectively.

For the pension plan, Middlesex made total cash contributions of $2.4 million and contributed $0.1 million in equity securities to the plan in 2008 and expects to make cash contributions of approximately $3.6 million in 2009.

For the postretirement health benefit plan, Middlesex made total cash contributions of $1.8 million in 2008 and expects to make contributions of approximately $2.0 million in 2009.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%.  The Company’s matching contributions were $0.5 million for the year ended December 31, 2008 and $.04 million for each of the years ended December 31, 2007 and 2006.

 For those employees hired after March 31, 2007 and still employed on December 31, 2008, the Company approved a discretionary contribution that was based on 5% of eligible compensation. The Company expects to fund the contribution of $0.1 million in March 2009.

Stock-Based Compensation
The Company maintains an escrow account for 58,775 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired and 21,807 shares of the Company's common stock which were awarded under the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. Shareholders approved the new 2008

Index

Restricted Stock Plan at the Company’s May 21, 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000 shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with SFAS No.123(R), “Share-Based Payment.” Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the Restricted Stock Plan:

	Shares	Unearned Compensation	Weighted Average Grant Price
Balance, January 1, 2006	56	$700

Granted	21	405	$19.24
Vested	(11)
Forfeited	(2)	(38)
Amortization of Compensation Expense		(271)
Balance, December 31, 2006	64	$796

Granted	18	344	$19.10
Vested	(10)
Forfeited	(1)	(3)
Amortization of Compensation Expense		(276)
Balance, December 31, 2007	71	$861

Granted	22	377	$17.30
Vested	(12)
Forfeited		(5)
Amortization of Compensation Expense		(305)
Balance, December 31, 2008	81	$928

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

Index

	Years Ended December 31,
	(Thousands of Dollars)
Operations by Segments:	2008	2007	2006
Revenues:
Regulated	$81,118	$77,113	$71,948
Non – Regulated	10,327	9,392	9,317
Inter-segment Elimination	(407)	(391)	(204)
Consolidated Revenues	$91,038	$86,114	$81,061

Operating Income:
Regulated	$22,132	$21,351	$20,062
Non – Regulated	1,887	1,320	1,256
Consolidated Operating Income	$24,019	$22,671	$21,318

Depreciation:
Regulated	$7,798	$7,408	$6,936
Non – Regulated	124	131	124
Consolidated Depreciation	$7,922	$7,539	$7,060

Other Income, Net:
Regulated	$1,077	$1,643	$951
Non – Regulated	387	---	(78)
Inter-segment Elimination	(162)	(116)	(99)
Consolidated Other Income, Net	$1,302	$1,527	$774

Interest Expense:
Regulated	$6,981	$6,619	$7,012
Non – Regulated	238	116	99
Inter-segment Elimination	(162)	(116)	(99)
Consolidated Interest Charges	$7,057	$6,619	$7,012

Net Income:
Regulated	$10,976	$11,120	$9,417
Non – Regulated	1,232	723	622
Consolidated Net Income	$12,208	$11,843	$10,039

Capital Expenditures:
Regulated	$27,188	$21,586	$30,492
Non – Regulated	1,241	344	242
Total Capital Expenditures	$28,429	$21,930	$30,734

	As of December 31,	As of December 31,
	2008	2007
Assets:
Regulated	$433,109	$387,931
Non – Regulated	11,537	8,157
Inter-segment Elimination	(4,646)	(3,413)
Consolidated Assets	$440,000	$392,675

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2008 and 2007 are as follows:

	(Thousands of Dollars, Except per Share Data)
	1st	2nd	3rd	4th	Total
2008
Operating Revenues	$20,855	$23,035	$25,653	$21,495	$91,038
Operating Income	4,347	6,825	8,384	4,463	24,019
Net Income	2,004	3,565	4,715	1,924	12,208
Basic Earnings per Share	$0.15	$0.26	$0.35	$0.14	$0.90
Diluted Earnings per Share	$0.15	$0.26	$0.35	$0.13	$0.89

2007
Operating Revenues	$18,988	$21,745	$24,135	$21,246	$86,114
Operating Income	3,722	6,279	7,729	4,941	22,671
Net Income	1,769	3,313	4,158	2,603	11,843
Basic Earnings per Share	$0.13	$0.25	$0.31	$0.19	$0.88
Diluted Earnings per Share	$0.13	$0.24	$0.31	$0.19	$0.87

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

Index

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2008. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:
(a) Disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) No changes in internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2008, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A.Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Iselin, New Jersey
March 13, 2009

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Middlesex Water Company

We have audited Middlesex Water Company’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  Our report dated March 13, 2009 expressed an unqualified opinion on these consolidated financial statements.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2009

Index

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this annual report:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2008 and 2007.

Index

Consolidated Statements of Common Stockholders Equity and Comprehensive Income for each of the three years in the period ended December 31, 2008, 2007 and 2006.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director
Date:	March 13, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 13, 2009.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director
(Principal Executive Officer)

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

10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
*(t)10.13(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll.
*(t)10.13(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor.
*(t)10.13(c)	Change in Control Termination Agreement between Middlesex Water Company and Ronald F. Williams.
*(t)10.13(d)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi.
*(t)10.13(e)	Change in Control Termination Agreement between Middlesex Water Company and Kenneth J. Quinn.
*(t)10.13(f)	Change in Control Termination Agreement between Middlesex Water Company and James P. Garrett.
*(t)10.13(g)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito.
*(t)10.13(h)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.15
Copy of Supplemental Indentures, dated September 1, 1993, (Series S & T) and January 1, 1994, (Series V), between the Company and United Counties Trust Company, as Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.

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
10.30
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the 2006 Form 10-K.

10.31
Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the 2006 Form 10-K.

10.32
Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the 2007 Form 10-K.

10.33
Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the 2007 Form 10-K.

*10.34	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK).
*10.35
Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company dated as of November 1, 2008 (Series LL).

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