Form 10-Q
period 2009-03-31
MIDDLESEX WATER CO
filed 2009-05-11
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐  Accelerated filer ☑   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2009: Common Stock, No Par Value: 13,429,080 shares outstanding.

INDEX

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2009	2008

Operating Revenues	$20,583	$20,855

Operating Expenses:
Operations	11,855	11,102
Maintenance	1,188	996
Depreciation	2,086	1,931
Other Taxes	2,452	2,479

Total Operating Expenses	17,581	16,508

Operating Income	3,002	4,347

Other Income (Expense):
Allowance for Funds Used During Construction	241	103
Other Income	178	241
Other Expense	(10)	(46)

Total Other Income, net	409	298

Interest Charges	1,392	1,517

Income before Income Taxes	2,019	3,128

Income Taxes	658	1,124

Net Income	1,361	2,004

Preferred Stock Dividend Requirements	52	62

Earnings Applicable to Common Stock	$1,309	$1,942

Earnings per share of Common Stock:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

Average Number of Common Shares Outstanding:
Basic	13,413	13,254
Diluted	13,676	13,585

Cash Dividends Paid per Common Share	$0.1775	$0.1750

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		March 31,	December 31,
ASSETS		2009	2008
UTILITY PLANT:	Water Production	$ 107,708	$ 107,517
	Transmission and Distribution	285,975	283,759
	General	27,604	27,142
	Construction Work in Progress	15,767	11,653
	TOTAL	437,054	430,071
	Less Accumulated Depreciation	72,241	70,544
	UTILITY PLANT - NET	364,813	359,527

CURRENT ASSETS:	Cash and Cash Equivalents	3,158	3,288
	Accounts Receivable, net	8,971	9,510
	Unbilled Revenues	4,359	4,822
	Materials and Supplies (at average cost)	1,480	1,475
	Prepayments	993	1,481
	TOTAL CURRENT ASSETS	18,961	20,576

DEFERRED CHARGES	Unamortized Debt Expense	2,986	2,903
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,915	7,187
	Regulatory Assets	31,747	31,910
	Operations Contracts Fees Receivable	3,736	3,708
	Restricted Cash	6,947	7,049
	Non-utility Assets - Net	6,727	6,762
	Other	519	378
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,577	59,897
	TOTAL ASSETS	$ 443,351	$ 440,000

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$ 108,100	$ 107,726
	Retained Earnings	29,006	30,077
	TOTAL COMMON EQUITY	137,106	137,803
	Preferred Stock	3,375	3,375
	Long-term Debt	124,351	118,217
	TOTAL CAPITALIZATION	264,832	259,395

CURRENT	Current Portion of Long-term Debt	3,323	17,985
LIABILITIES:	Notes Payable	37,010	25,877
	Accounts Payable	4,957	5,689
	Accrued Taxes	9,420	7,781
	Accrued Interest	887	2,053
	Unearned Revenues and Advanced Service Fees	812	842
	Other	1,619	1,243
	TOTAL CURRENT LIABILITIES	58,028	61,470

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,871	22,089
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,362	1,382
	Accumulated Deferred Income Taxes	22,135	21,733
	Employee Benefit Plans	26,023	25,540
	Regulatory Liability - Cost of Utility Plant Removal	6,347	6,197
	Other	931	963
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	78,669	77,904

CONTRIBUTIONS IN AID OF CONSTRUCTION		41,822	41,231
	TOTAL CAPITALIZATION AND LIABILITIES	$ 443,351	$ 440,000

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,361	$2,004
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,236	2,088
Provision for Deferred Income Taxes and ITC	325	123
Equity Portion of AFUDC	(129)	(54)
Cash Surrender Value of Life Insurance	51	172
Changes in Assets and Liabilities:
Accounts Receivable	511	128
Unbilled Revenues	463	245
Materials & Supplies	(5)	(68)
Prepayments	488	368
Other Assets	(311)	(213)
Accounts Payable	(732)	(1,006)
Accrued Taxes	1,639	2,092
Accrued Interest	(1,166)	(941)
Employee Benefit Plans	673	678
Unearned Revenue & Advanced Service Fees	(30)	-
Other Liabilities	344	115

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,718	5,731
CASH FLOWS FROM INVESTING ACTIVITIES:

Utility Plant Expenditures, Including AFUDC of $112 in 2009, $49 in 2008	(5,976)	(7,008)
Restricted Cash	116	219

NET CASH USED IN INVESTING ACTIVITIES	(5,860)	(6,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(15,541)	(490)
Proceeds from Issuance of Long-term Debt	7,013	343
Net Short-term Bank Borrowings	11,133	2,750
Deferred Debt Issuance Expenses	(125)	(28)
Restricted Cash	(14)	-
Proceeds from Issuance of Common Stock	374	357
Payment of Common Dividends	(2,380)	(2,319)
Payment of Preferred Dividends	(52)	(62)
Construction Advances and Contributions-Net	(396)	(60)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12	491
NET CHANGES IN CASH AND CASH EQUIVALENTS	(130)	(567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,288	2,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,158	$1,462

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$769	$546

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,623	$2,546
Interest Capitalized	$(112)	$(49)
Income Taxes	$420	$701

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

			March 31,	December 31,
			2009	2008
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2009 - 13,425		$ 108,100	$ 107,726
	2008 - 13,404

Retained Earnings			29,006	30,077
	TOTAL COMMON EQUITY		$ 137,106	$ 137,803

Cumulative Preference Stock, No Par Value:
Shares Authorized -	100
Shares Outstanding -	None
Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
Convertible:
Shares Outstanding, $7.00 Series - 14			$ 1,457	$ 1,457
Shares Outstanding, $8.00 Series - 7			816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1			102	102
Shares Outstanding, $4.75 Series - 10			1,000	1,000
	TOTAL PREFERRED STOCK		$ 3,375	$ 3,375

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021			$ 2,668	$ 2,695
6.25%, Amortizing Secured Note, due May 19, 2028			8,050	8,155
6.44%, Amortizing Secured Note, due August 25, 2030			5,997	6,067
6.46%, Amortizing Secured Note, due September 19, 2031			6,277	6,347
6.59%, Amortizing Secured Note, due April 20, 2029			6,976	-
4.22%, State Revolving Trust Note, due December 31, 2022			657	657
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025			3,702	3,689
3.49%, State Revolving Trust Note, due January 25, 2027			677	675
4.03%, State Revolving Trust Note, due December 1, 2026			939	939
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021			660	660
0.00%, State Revolving Fund Bond, due September 1, 2021			464	500
3.64%, State Revolving Trust Note, due July 1, 2028			395	389
3.64%, State Revolving Trust Note, due January 1, 2028			137	140
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022			12,000	12,000
5.25%, Series T, due October 1, 2023			6,500	6,500
6.40%, Series U, due February 1, 2009			-	15,000
5.25%, Series V, due February 1, 2029			10,000	10,000
5.35%, Series W, due February 1, 2038			23,000	23,000
0.00%, Series X, due September 1, 2018			529	538
4.25% to 4.63%, Series Y, due September 1, 2018			710	710
0.00%, Series Z, due September 1, 2019			1,207	1,230
5.25% to 5.75%, Series AA, due September 1, 2019			1,675	1,675
0.00%, Series BB, due September 1, 2021			1,538	1,566
4.00% to 5.00%, Series CC, due September 1, 2021			1,895	1,895
5.10%, Series DD, due January 1, 2032			6,000	6,000
0.00%, Series EE, due September 1, 2024			6,588	6,693
3.00% to 5.50%, Series FF, due September 1, 2024			8,025	8,025
0.00%, Series GG, due August 1, 2026			1,595	1,619
4.00% to 5.00%, Series HH, due August 1, 2026			1,880	1,880
0.00%, Series II, due August 1, 2027			1,683	1,708
3.40% to 5.00%, Series JJ, due August 1, 2027			1,750	1,750
0.00%, Series KK, due August 1, 2028			1,750	1,750
5.00% to 5.50%, Series LL, due August 1, 2028			1,750	1,750
	SUBTOTAL LONG-TERM DEBT		127,674	136,202
	Less: Current Portion of Long-term Debt		(3,323)	(17,985)
		TOTAL LONG-TERM DEBT	$ 124,351	$ 118,217

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

The consolidated notes within the 2008 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2009, the results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2008, has been derived from the Company’s audited financial statements for the year ended December 31, 2008.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements – In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Index

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Index

Note 2 – Rate Matters

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009. The Company is in the process of renegotiating the rate schedule.

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.

On January 12, 2009, Middlesex filed an application with the New Jersey Board of Public Utilities (BPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of the request.

On January 26, 2009 Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through the DSIC.  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since Tidewater’s last rate filing in April of 2006. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase subject to refund as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate.  The interim rates of 12.79% were approved by the PSC and went into effect on March 27, 2009 and the DSIC rate was set to zero simultaneously.

Note 3 – Capitalization

Common Stock –During the three months ended March 31, 2009, there were 20,481 common shares (approximately $0.3 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt – On March 19, 2009, Tidewater closed on a $22.0 million PSC approved loan and immediately used $7.0 million of the available funds to retire short-term debt. Terms for the new long-term debt include an interest rate of 6.59%, final maturity in April 2029 and equal principal payments over the life of the loan.  Tidewater can borrow the remaining $15.0 million in whole or in increments at its discretion until December 31, 2009, at an interest rate based on market conditions and with a maximum term of twenty years.

On February 29, 2009 Middlesex filed an application with the BPU seeking approval to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. The BPU approved the Company’s application. The Company expects to complete the transaction in November 2009.  Proceeds from this financing will be used for the ongoing main cleaning and lining project in 2010.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

Index

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
Basic:	2009	Shares	2008	Shares
Net Income	$1,361	13,413	$2,004	13,254
Preferred Dividend	(52)		(62)
Earnings Applicable to Common Stock	$1,309	13,413	$1,942	13,254

Basic EPS	$0.10		$0.15

Diluted:
Earnings Applicable to Common Stock	$1,309	13,413	$1,942	13,254
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	24	164
Adjusted Earnings Applicable to Common Stock	$1,347	13,676	$1,990	13,585

Diluted EPS	$0.10		$0.15

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

	(In Thousands) Three Months Ended March 31,
Operations by Segments:	2009	2008
Revenues:
Regulated	$17,976	$18,422
Non – Regulated	2,666	2,484
Inter-segment Elimination	(59)	(51)
Consolidated Revenues	$20,583	$20,855
Operating Income:
Regulated	$2,599	$3,891
Non – Regulated	403	456
Consolidated Operating Income	$3,002	$4,347

Net Income:
Regulated	$1,086	$1,701
Non – Regulated	275	303
Consolidated Net Income	$1,361	$2,004

Capital Expenditures:
Regulated	$6,294	$6,311
Non – Regulated	(48)	16
Total Capital Expenditures	$6,246	$6,327

Index

	As of March 31, 2009	As of December 31, 2008
Assets:
Regulated	$436,509	$433,109
Non – Regulated	11,464	11,537
Inter-segment Elimination	(4,622)	(4,646)
Consolidated Assets	$443,351	$440,000

Index

Note 6 – Short-term Borrowings

As of March 31, 2009, the Company has established lines of credit aggregating $53.0 million. At March 31, 2009, the outstanding borrowings under these credit lines were $37.0 million at a weighted average interest rate of 1.67%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $36.2 million and $7.5 at 1.98% and 4.65% for the three months ended March 31, 2009 and 2008, respectively.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Note 7 – Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy, New Jersey (Perth Amboy) water and wastewater systems under contract through June 30, 2018. The agreement was effected under New Jersey’s Water Supply Public/Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives a fixed fee and in addition, a variable fee based on increased system billing. Scheduled fixed fee payments for 2009 are $8.2 million. The fixed fees will increase over the term of the contract to $10.2 million per year.

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2009, approximately $21.4 million of the Series C Serial Bonds remained outstanding.

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

Index

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2009	2008
Purchased Water
Treated	$541	$522
Untreated	598	605
Total Costs	$1,139	$1,127

Construction – The Company expects to spend approximately $28.8 million on its construction program in 2009.

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

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service in a year.   Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company based upon a percentage of the participants’ compensation. In order to be eligible for an annual contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award pertains. During the first quarter the Company contributed $0.5 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $3.1 million to the defined benefit pension plan over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees.  Employees hired after March 31, 2007 are not eligible to participate in this plan.  Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. During the first quarter the Company contributed $0.3 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $1.7 million to the plan over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008

Service Cost	$343	$324	$223	$205
Interest Cost	525	452	272	224
Expected Return on Assets	(401)	(455)	(149)	(120)
Amortization of Unrecognized Losses	154	19	123	84
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$623	$342	$503	$427

Note 9 – Stock Based Compensation

The Company maintains an escrow account for 58,775 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired and 21,807 shares of the Company's common stock which were awarded under the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. Shareholders approved the 2008 Restricted Stock Plan at the Company’s 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended March 31, 2009 and 2008 was $0.1 million. Total unearned compensation related to restricted stock was $0.8 million at March 31, 2009 and 2008.

Index

Note 10 – Other Comprehensive Income
Comprehensive income was as follows:

	(In Thousands) Three Months Ended March 31,
	2009	2008

Net Income	$1,361	$2,004

Other Comprehensive Loss:
Change in Value of Equity Investments, Net of Income Tax	-	(12)
Other Comprehensive Loss	-	(12)

Comprehensive Income	$1,361	$1,992

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,700 retail, commercial and fire service customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 32,700 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,800 residential retail customers. White Marsh serves approximately 7,100 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Index

Recent Developments

Rate Increases
In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. The increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009. The Company is in the process of renegotiating the rate schedule.

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.

On January 12, 2009, Middlesex filed an application with the New Jersey Board of Public Utilities (BPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of the request.

On January 26, 2009 Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through the DSIC.  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since our last rate filing in April of 2006. We cannot predict whether the PSC will ultimately approve, deny, or reduce the amount of the request. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase subject to refund as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate.  The interim rates of 12.79% were approved by the PSC and went into effect on March 27, 2009 and the DSIC rate was set to zero simultaneously.

Middlesex is currently evaluating the timing and level of a base rate increase petition with the BPU.  As more fully described in the Operating Results by Segment section, there have been declining revenues from commercial and industrial (C&I) customers and higher costs for retirement benefit plans and other operating costs. There can be no assurance that the ultimate rate increase requested will be approved in whole or in part, by the BPU.  It is unlikely that any base rate filing by Middlesex would be decided upon in 2009.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 87% of total revenues and 80% of net income for the three months ended March 31, 2009. This segment contributed 88% of total revenues and 85% of net income over the same three month period ended March 31, 2008. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended March 31, 2009

	(In Thousands)
	Three Months Ended March 31,
	2009			2008
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$17,976	$2,607	$20,583	$18,422	$2,433	$20,855
Operations and maintenance expenses	10,937	2,106	13,043	10,208	1,890	12,098
Depreciation expense	2,049	37	2,086	1,902	29	1,931
Other taxes	2,391	61	2,452	2,421	58	2,479
Operating income	2,599	403	3,002	3,891	456	4,347

Other income, net	311	98	409	176	122	298
Interest expense	1,335	57	1,392	1,446	71	1,517
Income taxes	489	169	658	920	204	1,124
Net income	$1,086	$275	$1,361	$1,701	$303	$2,004

Operating revenues for the three months ended March 31, 2009 decreased $0.3 million, or 1.3%, from the same period in 2008.  Revenues in our Middlesex system decreased $0.6 million as a result of lower water consumption across all customer classes. We experienced a 6.5% decline in water use by our general retail metered customers, which includes C&I customers. Several of the larger industrial customer’s consumption demands have dropped due to reduced output from their production processes.  We have also seen a decline in consumption from our commercial customers, which are generally office facilities, guest facilities and multi-family residential facilities certain of our C&I customers are unable to determine when their water demands may return to previous levels or if the declines will continue.  Revenues improved $0.1 million in our Tidewater system due to a combination of customer growth, higher consumption and higher rates.  Revenues from our Perth Amboy operations contract rose $0.2 million due to scheduled fee increases.

Operation and maintenance expenses for the three months ended March 31, 2009 increased $0.9 million or 7.8%.  Labor costs increased $0.4 million due to increases in wages and resources necessary to meet the growing needs of our Delaware service territory.  Expenses for our qualified employee retirement benefit plans increased by $0.1 million compared to the first quarter of 2008.  Recently completed actuarial valuations indicate that benefit plan expenses could increase by up to $1.1 million for the remainder of 2009 as compared to the same period in 2008. The actual expense will be reduced by the amount of benefits ultimately allocated to capital projects.

Water Production costs were $0.2 million higher due to increased sales in Delaware and higher costs for water, electric power and chemicals in New Jersey.   During the quarter we increased our uncollectible account reserve to reflect the current economic conditions, which resulted in additional expense of $0.1 million. We incurred additional inspection fees of $0.1 million for our LineCare program in the first quarter of 2009 compared to the same period in 2008.

Depreciation expense increased by $0.2 million, or 8.0%, primarily as a result of a higher level of utility plant. Since March 31, 2008 our utility plant in service balance has increased by $21.0 million.

Interest expense decreased by $0.1 million due to a substantial decline in interest rates on short-term borrowings compared to the prior year period.

Income taxes decreased $0.5 million as a result of decreased operating income as compared to the prior year.

Net income declined by $0.6 million from $2.0 million to $1.4 million. Basic and diluted earnings per share decrease to $0.10 for the three months ended March 31, 2009 compared to $0.15 for the same period in 2008.

Index

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the three months ended March 31, 2009 and 2008, cash flows from operating activities were $5.7 million. Lower earnings were offset by an increase in accounts payable due to timing.  The $5.7 million of net cash flow from operations enabled us to fund approximately 91% of our utility plant expenditures internally for the period, with the remainder funded by drawing upon our available lines of credit.

The capital spending program for 2009 is currently estimated to be $28.8 million.  Through March 31, 2009, we have expended $6.2 million.  For the remainder of 2009 we expect to incur $22.6 million of costs.  We expect to spend an additional $6.7 million for additions and improvements to our Delaware water systems; $0.9 million for infrastructure additions for our Delaware wastewater systems; $3.1 million towards implementation of a Company-wide information system upgrade;$0.6 million for other information systems equipment and software; and $3.5 million for the RENEW program, to complete the cleaning and cement lining of approximately nine miles of unlined water mains in the Middlesex system. There remains a total of approximately 109 miles of unlined mains in the 730-mile Middlesex system. The capital program also includes an additional $7.8 million to be incurred over the remainder of 2009 for scheduled upgrades to our existing systems in New Jersey.  The remaining spending for scheduled upgrades include $1.5 million for improvements to existing plant, $4.5 million for mains, $0.7 million for service lines, $0.5 million for meters, $0.2 million for hydrants and $0.4 million for other infrastructure needs.

To fund our capital program in 2009, we have utilized internally generated funds, and funds available under existing New Jersey SRF program loans (currently, $3.5 million) and Delaware SRF program loans (currently, $1.9 million). These programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks. If needed, we will also borrow funds through $53.0 million of available lines of credit with several financial institutions. As of March 31, 2009, $37.0 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, and for other general corporate purposes.

We currently project that we may be required to expend between $56.3 million and $73.6 million for capital projects in 2010 and 2011 combined. The exact amount is dependent on customer growth, residential housing sales and project scheduling.

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

We received rate relief for our Pinelands Companies in December 2008 and for Tidewater and Southern Shores on January 1, 2009.  In addition, we implemented an interim rate increase on March 27, 2009 for Tidewater in connection with their base rate increase request.  We are seeking recovery of increased purchased water costs for Middlesex and are also evaluating the need to seek approval to increase base rates for Middlesex customers.

Index

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $3.3 million of the current portion of twenty-four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2009, included in Part 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

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

Except as described above, information about risk factors for the three months ended March 31, 2009 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.28	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., Dated March 19, 2009

31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer

Date: May 11, 2009