Form 10-Q
period 2009-06-30
MIDDLESEX WATER CO
filed 2009-08-07
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 2009: Common Stock, No Par Value: 13,450,977 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenues	$23,083	$23,035	$43,665	$43,890

Operating Expenses:
Operations	11,675	10,617	23,531	21,719
Maintenance	1,218	1,110	2,405	2,107
Depreciation	2,111	1,955	4,196	3,885
Other Taxes	2,532	2,528	4,984	5,008

Total Operating Expenses	17,536	16,210	35,116	32,719

Operating Income	5,547	6,825	8,549	11,171

Other Income (Expense):
Allowance for Funds Used During Construction	241	162	482	265
Other Income	150	277	328	518
Other Expense	(7)	(113)	(18)	(158)

Total Other Income, net	384	326	792	625

Interest Charges	1,766	1,806	3,158	3,323

Income before Income Taxes	4,165	5,345	6,183	8,473

Income Taxes	1,319	1,780	1,976	2,904

Net Income	2,846	3,565	4,207	5,569

Preferred Stock Dividend Requirements	52	62	104	124

Earnings Applicable to Common Stock	$2,794	$3,503	$4,103	$5,445

Earnings per share of Common Stock:
Basic	$0.21	$0.26	$0.31	$0.41
Diluted	$0.21	$0.26	$0.31	$0.41

Average Number of
Common Shares Outstanding :
Basic	13,434	13,269	13,424	13,262
Diluted	13,697	13,600	13,687	13,593

Cash Dividends Paid per Common Share	$0.1775	$0.1750	$0.3550	$0.3500

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		June 30,	December 31,
ASSETS		2009	2008
UTILITY PLANT:	Water Production	$111,873	$107,517
	Transmission and Distribution	288,560	283,759
	General	28,406	27,142
	Construction Work in Progress	14,064	11,653
	TOTAL	442,903	430,071
	Less Accumulated Depreciation	73,658	70,544
	UTILITY PLANT - NET	369,245	359,527

CURRENT ASSETS:	Cash and Cash Equivalents	3,456	3,288
	Accounts Receivable, net	8,912	9,510
	Unbilled Revenues	5,562	4,822
	Materials and Supplies (at average cost)	1,557	1,475
	Prepayments	1,718	1,481
	TOTAL CURRENT ASSETS	21,205	20,576

DEFERRED CHARGES	Unamortized Debt Expense	2,937	2,903
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,813	7,187
	Regulatory Assets	31,411	31,910
	Operations Contracts Fees Receivable	3,736	3,708
	Restricted Cash	6,615	7,049
	Non-utility Assets - Net	6,923	6,762
	Other	602	378
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,037	59,897
	TOTAL ASSETS	$449,487	$440,000

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$108,490	$107,726
	Retained Earnings	29,416	30,077
	TOTAL COMMON EQUITY	137,906	137,803
	Preferred Stock	3,373	3,375
	Long-term Debt	128,845	118,217
	TOTAL CAPITALIZATION	270,124	259,395

CURRENT	Current Portion of Long-term Debt	3,463	17,985
LIABILITIES:	Notes Payable	39,010	25,877
	Accounts Payable	4,431	5,689
	Accrued Taxes	8,401	7,781
	Accrued Interest	1,752	2,053
	Unearned Revenues and Advanced Service Fees	845	842
	Other	1,399	1,243
	TOTAL CURRENT LIABILITIES	59,301	61,470

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,339	22,089
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,343	1,382
	Accumulated Deferred Income Taxes	22,267	21,733
	Employee Benefit Plans	25,866	25,540
	Regulatory Liability - Cost of Utility Plant Removal	6,476	6,197
	Other	499	963
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	77,790	77,904

CONTRIBUTIONS IN AID OF CONSTRUCTION		42,272	41,231
	TOTAL CAPITALIZATION AND LIABILITIES	$449,487	$440,000

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,207	$5,569
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,396	4,208
Provision for Deferred Income Taxes and ITC	405	317
Equity Portion of AFUDC	(264)	(138)
Cash Surrender Value of Life Insurance	116	115
Gain on Disposal of Equity Investments	-	(86)
Changes in Assets and Liabilities:
Accounts Receivable	571	(493)
Unbilled Revenues	(740)	(1,082)
Materials & Supplies	(82)	(246)
Prepayments	(237)	(294)
Other Assets	(638)	(183)
Accounts Payable	(1,258)	(559)
Accrued Taxes	620	531
Accrued Interest	(301)	261
Employee Benefit Plans	871	1,207
Unearned Revenue & Advanced Service Fees	3	29
Other Liabilities	(308)	(123)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,361	9,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $218 in 2009, $127 in 2008	(11,943)	(14,444)
Restricted Cash	456	340

NET CASH USED IN INVESTING ACTIVITIES	(11,487)	(14,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(15,908)	(795)
Proceeds from Issuance of Long-term Debt	12,014	939
Net Short-term Bank Borrowings	13,133	10,750
Deferred Debt Issuance Expenses	(116)	(158)
Restricted Cash	(22)	(35)
Proceeds from Issuance of Common Stock	762	724
Payment of Common Dividends	(4,763)	(4,640)
Payment of Preferred Dividends	(104)	(124)
Construction Advances and Contributions-Net	(702)	105

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,294	6,766
NET CHANGES IN CASH AND CASH EQUIVALENTS	168	1,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,288	2,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,456	$3,724

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$993	$1,312
Transfer of Equity Investment to Employee Retirement Benefit Plans	$-	$132

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,484	$3,101
Interest Capitalized	$(218)	$(127)
Income Taxes	$1,367	$2,707

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

		June 30,	December 31,
		2009	2008
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2009 - 13,447	$108,490	$107,726
	2008 - 13,404

Retained Earnings		29,416	30,077
TOTAL COMMON EQUITY		$137,906	$137,803

Cumulative Preference Stock, No Par Value:
Shares Authorized -	100
Shares Outstanding -	None
Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
Convertible:
Shares Outstanding, $7.00 Series - 14		$1,457	$1,457
Shares Outstanding, $8.00 Series - 7		816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		100	102
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$3,373	$3,375

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$2,639	$2,695
6.25%, Amortizing Secured Note, due May 19, 2028		7,945	8,155
6.44%, Amortizing Secured Note, due August 25, 2030		5,927	6,067
6.46%, Amortizing Secured Note, due September 19, 2031		6,207	6,347
6.59%, Amortizing Secured Note, due April 20, 2029		6,918	-
7.05%, Amortizing Secured Note, due January 20, 2030		5,000	-
4.22%, State Revolving Trust Note, due December 31, 2022		639	657
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025		3,702	3,689
3.49%, State Revolving Trust Note, due January 25, 2027		678	675
4.03%, State Revolving Trust Note, due December 1, 2026		921	939
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021		660	660
0.00%, State Revolving Fund Bond, due September 1, 2021		464	500
3.64%, State Revolving Trust Note, due July 1, 2028		395	389
3.64%, State Revolving Trust Note, due January 1, 2028		138	140
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022		12,000	12,000
5.25%, Series T, due October 1, 2023		6,500	6,500
6.40%, Series U, due February 1, 2009		-	15,000
5.25%, Series V, due February 1, 2029		10,000	10,000
5.35%, Series W, due February 1, 2038		23,000	23,000
0.00%, Series X, due September 1, 2018		529	538
4.25% to 4.63%, Series Y, due September 1, 2018		710	710
0.00%, Series Z, due September 1, 2019		1,207	1,230
5.25% to 5.75%, Series AA, due September 1, 2019		1,675	1,675
0.00%, Series BB, due September 1, 2021		1,538	1,566
4.00% to 5.00%, Series CC, due September 1, 2021		1,895	1,895
5.10%, Series DD, due January 1, 2032		6,000	6,000
0.00%, Series EE, due September 1, 2024		6,588	6,693
3.00% to 5.50%, Series FF, due September 1, 2024		8,025	8,025
0.00%, Series GG, due August 1, 2026		1,595	1,619
4.00% to 5.00%, Series HH, due August 1, 2026		1,880	1,880
0.00%, Series II, due August 1, 2027		1,683	1,708
3.40% to 5.00%, Series JJ, due August 1, 2027		1,750	1,750
0.00%, Series KK, due August 1, 2028		1,750	1,750
5.00% to 5.50%, Series LL, due August 1, 2028		1,750	1,750
SUBTOTAL LONG-TERM DEBT		132,308	136,202
Less: Current Portion of Long-term Debt		(3,463)	(17,985)
TOTAL LONG-TERM DEBT		$128,845	$118,217

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

The consolidated notes within the 2008 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2009, the results of operations for the three month and six month periods ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2008, has been derived from the Company’s audited financial statements for the year ended December 31, 2008.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS 165, which is effective for reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the statement of financial position date, but before financial statements are issued, or are available to be issued. The Company has evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and

Index

level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted as of June 30, 2009. Adoption of this standard had no effect on results of operations, cash flows or financial position.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted as of June 30, 2009.  Adoption of this standard had no effect on results of operations, cash flows or financial position.

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

Index

financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted as of June 30, 2009. Adoption of this standard resulted in the addition of interim disclosures of the fair values of financial instruments, which previously had only been required annually. Adoption of this standard resulted in no change to accounting policies and had no effect on results of operations, cash flows or financial position. See Note 3 for disclosure of the fair value of our debt.

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

Note 2 – Rate Matters

In accordance with the tariff and underlying contract established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. Under the terms of the contract the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009. The Company is in the process of renegotiating the contract and the associated rate schedule.

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.

On January 26, 2009, Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through the DSIC.  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since Tidewater’s last rate filing in April of 2006. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase subject to refund as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate.  The interim rates of 12.79% were approved by the PSC and went into effect on March 27, 2009 and the DSIC rate was set to zero simultaneously.

On July 1, 2009, Tidewater updated its requested base rate increase to 25.2%.  This decreased request was based on actual results of operations and capital spending since the filing in January, through May 31, 2009, as well as changes in assumptions for projected expenses and capital investment during the period the new rates are expected to be in effect. On July 27, 2009, a settlement was reached amongst the parties that reflects an overall increase of 15.0%. The settlement is expected to be submitted to the PSC during September for final approval.

On July 1, 2009, Middlesex implemented a New Jersey Board of Public Utilities (BPU) approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

Index

Note 3 – Capitalization

Common Stock –During the six months ended June 30, 2009, there were 43,425 common shares (approximately $0.6 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt – On March 19, 2009, Tidewater closed on a $22.0 million PSC approved loan and immediately used $7.0 million of the available funds to retire short-term debt. Terms for the new long-term debt include an interest rate of 6.59%, final maturity in April 2029 and equal principal payments over the life of the loan.  On June 1, 2009, Tidewater borrowed $5.0 million at a rate of 7.05% with a final maturity in January 2030 and equal principal payments over the life of the loan. Tidewater can borrow the remaining $10.0 million in whole or in increments at its discretion until December 31, 2009, at an interest rate based on market conditions and with a maximum term of twenty years.

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues.  The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$90,075	$81,020	$105,290	$95,171
State Revolving Bonds	$1,124	$1,146	$1,160	$1,170

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $41.1 million at June 30, 2009 and $29.8 million at December 31, 2008. Customer advances for construction have a carrying amount of $21.3 million at June 30, 2009 and $22.1 million at December 31, 2008. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
Basic:	2009	Shares	2008	Shares
Net Income	$2,846	13,434	$3,565	13,269
Preferred Dividend	(52)		(62)
Earnings Applicable to Common Stock	$2,794	13,434	$3,503	13,269

Basic EPS	$0.21		$0.26

Diluted:
Earnings Applicable to Common Stock	$2,794	13,434	$3,503	13,269
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	24	164
Adjusted Earnings Applicable to Common Stock	$2,832	13,697	$3,551	13,600

Diluted EPS	$0.21		$0.26

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
Basic:	2009	Shares	2008	Shares
Net Income	$4,207	13,424	$5,569	13,262
Preferred Dividend	(104)		(124)
Earnings Applicable to Common Stock	$4,103	13,424	$5,445	13,262

Basic EPS	$0.31		$0.41

Diluted:
Earnings Applicable to Common Stock	$4,103	13,424	$5,445	13,262
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	28	96	48	164
Adjusted Earnings Applicable to Common Stock	$4,180	13,687	$5,542	13,593

Diluted EPS	$0.31		$0.41

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

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Segments:	2009	2008	2009	2008
Revenues:
Regulated	$20,489	$20,538	$38,465	$38,960
Non – Regulated	2,724	2,607	5,390	5,091
Inter-segment Elimination	(130)	(110)	(190)	(161)
Consolidated Revenues	$23,083	$23,035	$43,665	$43,890
Operating Income:
Regulated	$5,042	$6,346	$7,641	$10,236
Non – Regulated	505	479	908	935
Consolidated Operating Income	$5,547	$6,825	$8,549	$11,171

Net Income:
Regulated	$2,514	$3,260	$3,600	$4,961
Non – Regulated	332	305	607	608
Consolidated Net Income	$2,846	$3,565	$4,207	$5,569

Capital Expenditures:
Regulated	$5,910	$7,198	$11,934	$14,189
Non – Regulated	57	239	9	255
Total Capital Expenditures	$5,967	$7,437	$11,943	$14,444

Index

	As of June 30, 2009	As of December 31, 2008
Assets:
Regulated	$443,303	$433,109
Non – Regulated	11,136	11,537
Inter-segment Elimination	(4,952)	(4,646)
Consolidated Assets	$449,487	$440,000

Index

Note 6 – Short-term Borrowings

As of June 30, 2009, the Company has established lines of credit aggregating $53.0 million. At June 30, 2009, the outstanding borrowings under these credit lines were $39.0 million at a weighted average interest rate of 1.59%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $39.2 million and $13.1 at 1.67% and 3.71% for the three months ended June 30, 2009 and 2008, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $37.7 million and $10.3 at 1.85% and 4.11% for the six months ended June 30, 2009 and 2008, respectively.

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2009, approximately $21.4 million of the Series C Serial Bonds remained outstanding.

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

Index

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Purchased Water
Treated	$566	$529	$1,107	$1,050
Untreated	513	516	1,111	1,121
Total Costs	$1,079	$1,045	$2,218	$2,171

Construction – The Company expects to spend approximately $25.5 million on its construction program in 2009.

Litigation – The Company is a party to legal proceedings in the normal course of business. If, and to the extent, any of these proceedings are ultimately determined to be adverse to the Company, we believe the resolution of any related claims against the company will not have a material adverse effect on the Company’s consolidated financial statements.

Change in Control Agreements – The Company has Change in Control Agreements with its Officers that potentially provide a continuation of compensation and benefits in the event of termination of employment, under certain criteria, in connection with a change in control of the Company.

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service in a year. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution, at the sole discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award pertains. Year to date, the Company contributed $1.1 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $2.5 million to the defined benefit pension plan over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company Officers, and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees.  Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Year to date, the Company contributed $0.5 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $1.5 million to the plan over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008

Service Cost	$343	$312	$223	$194
Interest Cost	525	488	272	252
Expected Return on Assets	(401)	(484)	(149)	(145)
Amortization of Unrecognized Losses	154	-	123	72
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$623	$318	$503	$407

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008

Service Cost	$686	$624	$445	$387
Interest Cost	1,050	975	543	505
Expected Return on Assets	(801)	(969)	(298)	(291)
Amortization of Unrecognized Losses	308	-	247	144
Amortization of Unrecognized Prior Service Cost	5	5	-	-
Amortization of Transition Obligation	-	-	68	68
Net Periodic Benefit Cost	$1,248	$635	$1,005	$813

Note 9 – Stock Based Compensation

The Company maintains an escrow account for 58,775 shares of the Company's common stock which were awarded under the 1997 Restricted Stock Plan, which has expired, and 21,807 shares of the Company's common stock, which were awarded under the 2008 Restricted Stock Plan. Such stock is subject to forfeiture by the employee in the event of termination of employment within five years of the award, other than as a result of retirement, death, disability or change in control. Shareholders approved the 2008 Restricted Stock Plan at the Company’s 2008 annual meeting of shareholders.  The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000.

The Company recognizes compensation expense at fair value for its restricted stock awards in accordance with SFAS 123(R), “Shared Based Payment”. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended June 30, 2009 and 2008 was $0.1 million. Compensation expense for the six months ended June 30, 2009 and 2008 was $0.2 million and $0.1 million, respectively. Total unearned compensation related to restricted stock at June 30, 2009 and 2008 was $0.8 and $0.7 million, respectively.

Index

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income	$2,846	$3,565	$4,207	$5,569

Other Comprehensive Loss:
Change in Value of Equity Investments, Net of Income Tax	---	---	---	(12)
Less: Adjustment for Gain Included in Net Income	---	(57)	---	(57)
Other Comprehensive Loss	---	(57)	---	(69)

Comprehensive Income	$2,846	$3,508	$4,207	$5,500

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

Forward-Looking Statements
Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters;
-	statements regarding expectations and events concerning capital expenditures;
-	statements as to the Company’s expected liquidity needs during current annual fiscal period and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to financial projections;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	expectations as to the amount of cash contributions to fund the Company’s retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,800 retail, commercial and fire service customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater collection system for the City of Perth Amboy, New Jersey. Pinelands Water and Pinelands Wastewater provide water and wastewater services to residents in Southampton Township, New Jersey.

Tidewater and Southern Shores provide water services to approximately 32,800 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,900 residential retail customers. White Marsh serves approximately 7,100 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Index

Recent Developments

Rate Increases

In accordance with the tariff and underlying contract established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. Under the terms of the contract, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%. The contracted rate schedule is set to expire on December 31, 2009. The Company is in the process of renegotiating the contract and the associated rate schedule.

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.

On January 26, 2009, Tidewater filed an application with the PSC seeking permission to increase base rates by 32.54%. Approximately 5.25% of the requested increase is already collected from customers through the DSIC.  The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since our last rate filing in April of 2006. Concurrent with the rate filing, Tidewater also submitted a request for a 12.79% interim rate increase, subject to refund, as allowed under PSC regulations. The interim rate increase includes the 5.25% DSIC rate. The interim rates of 12.79% were approved by the PSC and went into effect on March 27, 2009 and the DSIC rate was set to zero simultaneously.

On July 1, 2009, Tidewater updated its requested base rate increase to 25.2%.  This decreased request was based on actual results of operations and capital spending since the filing in January, through May 31, 2009, as well as changes in assumptions for projected expenses and capital investment during the period the new rates are expected to be in effect.  On July 27, 2009, a settlement was reached amongst the parties that reflects an overall increase of 15.0%.  The settlement is expected to be submitted to the PSC during September for final approval. There can be no assurance that the settlement will be approved in whole or in part, by the PSC.

On July 1, 2009, Middlesex implemented a New Jersey Board of Public Utilities (BPU) approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

Middlesex expects to file a base rate increase petition with the BPU during the third quarter of 2009.  The filing is expected to include approximately $25.0 million of additional capital invested in utility plant since  base rates were last established in 2007.  In addition, as more fully described under Operating Results by Segment,  revenues from commercial and industrial (C&I) customers have declined and costs for retirement benefit plans and other operating needs have increased. There can be no assurance that the ultimate rate increase requested will be approved in whole or in part, by the BPU.  It is unlikely that any base rate filing by Middlesex would be concluded in 2009.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 89% of total revenues and 88% of net income for the three months ended June 30, 2009. This segment contributed 89% of total revenues and 91% of net income over the same three month period ended June 30, 2008. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended June 30, 2009

	(In Thousands)
	Three Months Ended June 30,
	2009			2008
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$20,489	$2,594	$23,083	$20,538	$2,497	$23,035
Operations and maintenance expenses	10,898	1,995	12,893	9,796	1,931	11,727
Depreciation expense	2,076	35	2,111	1,926	29	1,955
Other taxes	2,473	59	2,532	2,470	58	2,528
Operating income	5,042	505	5,547	6,346	479	6,825

Other income, net	293	91	384	239	87	326
Interest expense	1,713	53	1,766	1,752	54	1,806
Income taxes	1,108	211	1,319	1,573	207	1,780
Net income	$2,514	$332	$2,846	$3,260	$305	$3,565

Operating revenues for the three months ended June 30, 2009 increased by less than $0.1 million from the same period in 2008. Revenues in our Middlesex system decreased $0.3 million as a result of lower water consumption across all customer classes. During the second quarter, we experienced a 7.0% decline in water use by our general retail metered customers, compared to the same period last year, which includes C&I customers. Several of the larger industrial customers’ consumption demands have declined due to reduced output from their individual production processes.  We have also seen a decline in consumption from our commercial customers, which are generally office facilities, hotel and other guest facilities and multi-family residential facilities.  A number of our C&I customers have communicated to us that they are unable to determine when their water demands may return to previous levels, or if the declines will continue indefinitely. Also negatively impacting consumption during the quarter was unseasonably cool, wet weather patterns in the mid-Atlantic region. Consumption revenues in our Tidewater system decreased by $0.5 million, largely assumed to be attributable to those weather patterns.  Interim rates, as described above, that were effective in March 2009, and customer growth, increased Tidewater revenues by $0.7 million. Revenues from our Perth Amboy operations contract rose $0.2 million due to higher pass-through charges and scheduled management fee increases. There was an equal amount of higher expenses offsetting higher revenue associated with pass-through charges.

Operation and maintenance expenses for the three months ended June 30, 2009 increased $1.2 million or 9.9%.  Labor costs increased $0.3 million due to increases in wages and resources necessary to meet the growing needs of our Delaware service territory. Expenses for our qualified employee retirement benefit plans increased by $0.4 million compared to the second quarter of 2008.  Our 2009 actuarial valuations indicate that expenses for our benefit plans could increase by up to $0.8 million for the remainder of 2009, as compared to

Index

the same period in 2008. The portion of the increase that will ultimately be recorded as Operating Expense in 2009 will be dependent upon the portion of the total that will be allocated to capital projects.

Although water production had declined in the second quarter in our Middlesex system due to unfavorable weather patterns and economic conditions, our costs for chemicals and residuals disposals were $0.3 million higher than the same period in 2008.  These increases were due to a combination of: 1) unit cost rate increases and: 2) lower quality of untreated water as influenced by the significant rainfall during the second quarter of 2009.  Operating costs for USA-PA increased $0.1 million due to higher pass through-charges.  All other expense categories increased $0.1 million.

Depreciation expense increased by $0.2 million, or 8.0%, primarily as a result of a higher level of utility plant. Since June 30, 2008, utility plant in service balance has increased by $31.4 million.

Income taxes decreased $0.5 million as a result of decreased operating income as compared to the prior year.

Net income declined by $0.7 million from $3.6 million to $2.9 million. Basic and diluted earnings per share decreased to $0.21 for the three months ended June 30, 2009 compared to $0.26 for the same period in 2008.

Results of Operations – Six Months Ended June 30, 2009

	(In Thousands)
	Six Months Ended June 30,
	2009			2008
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$38,465	$5,200	$43,665	$38,960	$4,930	$43,890
Operations and maintenance expenses	21,835	4,101	25,936	20,005	3,821	23,826
Depreciation expense	4,125	71	4,196	3,827	58	3,885
Other taxes	4,864	120	4,984	4,892	116	5,008
Operating income	7,641	908	8,549	10,236	935	11,171

Other income, net	604	188	792	416	209	625
Interest expense	3,049	109	3,158	3,198	125	3,323
Income taxes	1,596	380	1,976	2,493	411	2,904
Net income	$3,600	$607	$4,207	$4,961	$608	$5,569

Operating revenues for the six months ended June 30, 2009 decreased $0.2 million or less than 1.0% from the same period in 2008.  Revenues in our Middlesex system decreased $1.0 million as a result of lower water consumption across all customer classes. We experienced a 6.7% decline in water use by our general retail metered customers compared to the same period in 2008. Consumption revenues in our Tidewater system decreased by $0.6 million due to unfavorable weather patterns.  DSIC rates and interim rates, as described above, that were effective January 1, 2009 and March 27, 2009, respectively, and customer growth, increased Tidewater revenues by $0.9 million. USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.3 million higher than the same period in 2008, due mostly to higher pass-through charges and scheduled management fee increases. There was an equal amount of higher expenses offsetting higher revenue

Index

associated with pass-through charges. Revenues from our regulated wastewater operations in Delaware increased $0.1 million due to customer growth. All other operations accounted for $0.1 million of additional revenues.

Operation and maintenance expenses increased $2.1 million or 8.9%. Labor costs increased $0.6 million due to: 1) increases in wages and resources necessary to meet the growing needs of our Delaware service territory, and: 2) increased overtime incurred in connection with a higher incidence of water main breaks and leaks in our Middlesex system. Expenses for our qualified employee retirement benefit plans increased by $0.5 million compared to the same period in 2008 largely attributable to the performance related decline in the benefit plans assets.

Although water production was down in our Middlesex system due to unfavorable weather patterns and economic conditions, our costs for chemicals and residuals disposals were $0.3 million higher than the same period in 2008. These increases are due to a combination of: 1) unit cost rate increases and: 2) lower quality of untreated water as influenced by the rainfall during the second quarter of 2009.  An increase in our uncollectible accounts reserve to reflect current economic conditions resulted in additional expense of $0.1 million. We incurred additional inspection fees of $0.1 million for our LineCare program in the first six months of 2009 compared to the same period in 2008. Operating costs for USA-PA increased $0.3 million due to higher pass-through charges. All other expense categories increased $0.2 million.

Depreciation expense increased $0.3 million or 8.0% due to the higher level of utility plant in service.

Total Other Income, net increased $0.2 million due to increased Allowance for Funds Used During Construction from higher capitalized interest resulting from our ongoing capital program.

Interest expense decreased $0.2 million, primarily due to a substantial decline in interest rates on short-term borrowings compared to the prior year period. The weighted average interest rate on borrowings was 1.85% for the first six months of 2009 compared to 4.11% for the same period in 2008.

Income taxes decreased $0.9 million as a result of decreased operating income as compared to the prior year.

Net income decreased $1.4 million or 24.5%. Basic and diluted earnings per share decreased to $0.31 for the six months ended June 30, 2009 compared to $0.41 for the same period in 2008.

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the six months ended June 30, 2009 and 2008, cash flows from operating activities were $7.4 million and $9.0 million, respectively. As described more fully in the Results of Operations section above, lower earnings was the primary reason for the decrease in cash flow.  The $7.4 million of net cash flow from operations enabled us to fund approximately 62% of our utility plant expenditures internally for the period, with the remainder funded by bank lines of credit and other loan commitments.

Index

The capital spending program for 2009 is currently estimated to be $25.5 million.  Through June 30, 2009, we have expended $11.9 million. For the remainder of 2009 we expect to incur $13.6 million of costs.  We expect to spend an additional $4.6 million for additions and improvements to our Delaware water systems; $0.7 million for infrastructure additions for our Delaware wastewater systems; $0.9 million towards implementation of a Company-wide information system upgrade and $0.4 million for other information systems equipment and software. The capital program also includes an additional $7.0 million to be incurred over the remainder of 2009 for scheduled upgrades and replacements related to existing utility infrastructure in New Jersey.  These projected expenditures include: $1.4 million for improvements to existing plant, $4.2 million for water mains, $0.5 million for water service lines, $0.3 million for water meters, $0.2 million for fire hydrants and $0.4 million for other infrastructure needs.

To fund our capital program in 2009, we have utilized internally generated funds, and short-term and long-term debt.  If needed, we will also borrow additional funds through $53.0 million of available lines of credit with several financial institutions. As of June 30, 2009, $39.0 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, or for other general corporate purposes.

We currently project that we may be required to expend between $55.7 million and $72.6 million for capital projects in 2010 and 2011 combined. The exact amount is dependent on customer growth, residential housing sales and project scheduling.

Beyond 2009, to the extent possible, and because of favorable interest rates available to regulated water utilities, we expect to finance our capital expenditures under the State Revolving Fund loan programs in New Jersey and Delaware. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. Changes in operating costs and timing of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

We received rate relief for our Pinelands Companies in December 2008 and for Tidewater and Southern Shores on January 1, 2009.  We implemented an interim rate increase on March 27, 2009 for Tidewater in connection with their base rate increase request. We also implemented a Purchased Water Adjustment Clause on July 1, 2009, which is for the recovery of increased purchased water costs for Middlesex. In addition, we are planning to file a petition during the third quarter of 2009 to seek approval to increase base rates for Middlesex customers.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk
The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $3.5 million of the current portion of twenty-

Index

four existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have matreially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2009, included in Part 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

Item 1A.	Risk Factors

We expect our revenues to increase from customer growth in Delaware for our regulated water operations and, to a lesser degree, our regulated wastewater operations as a result of the anticipated construction and sale of new housing units in the territories we serve. Although the residential building market in Delaware has experienced growth in recent years, this growth may not continue in the future. If housing starts in the Delaware territories we serve decline further as a result of economic conditions or otherwise, our revenue growth may not meet our expectations and our financial results could be negatively impacted.

Recent economic conditions have negatively impacted the level of water sales to our larger industrial and commercial customers in the Middlesex system.  We are unable to determine when their water demands may return to previous levels, or if the declines will continue indefinitely.  This revenue decline is one of the factors that have prompted an anticipated rate increase petition filing with the BPU during the third quarter by Middlesex. There can be no assurance that the ultimate rate increase requested will be approved in whole or in part, by the BPU. If the BPU modifies, delays, or denies our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

Except as described above, information about risk factors for the six months ended June 30, 2009 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders
1.	ELECTION OF DIRECTORS:

Nominees for Class I term expiring 2012

	FOR	%	WITHHOLD	%

John C. Cutting	11,183,702	93.4	786,486	6.6
John P. Mulkerin	11,126,654	93.0	843,534	7.0
Dennis W. Doll	11,203,398	93.6	766,790	6.4

Index

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer

Date: August 7, 2009