Form 10-Q
period 2009-09-30
MIDDLESEX WATER CO
filed 2009-10-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 2009: Common Stock, No Par Value: 13,502,221 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenues	$25,498	$25,653	$69,164	$69,543

Operating Expenses:
Operations	12,195	11,579	35,725	33,299
Maintenance	1,090	995	3,497	3,102
Depreciation	2,174	1,987	6,370	5,872
Other Taxes	2,715	2,708	7,699	7,715

Total Operating Expenses	18,174	17,269	53,291	49,988

Operating Income	7,324	8,384	15,873	19,555

Other Income (Expense):
Allowance for Funds Used During Construction	245	180	727	445
Other Income	432	150	760	668
Other Expense	(31)	(12)	(49)	(169)

Total Other Income, net	646	318	1,438	944

Interest Charges	1,791	1,838	4,949	5,161

Income before Income Taxes	6,179	6,864	12,362	15,338

Income Taxes	2,152	2,149	4,128	5,054

Net Income	4,027	4,715	8,234	10,284

Preferred Stock Dividend Requirements	52	52	156	166

Earnings Applicable to Common Stock	$3,975	$4,663	$8,078	$10,118

Earnings per share of Common Stock:
Basic	$0.30	$0.35	$0.60	$0.76
Diluted	$0.29	$0.35	$0.60	$0.75

Average Number of
Common Shares Outstanding :
Basic	13,458	13,350	13,435	13,291
Diluted	13,720	13,617	13,698	13,601

Cash Dividends Paid per Common Share	$0.1775	$0.1750	$0.5325	$0.5250

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		Sept 30,	December 31,
ASSETS		2009	2008
UTILITY PLANT:	Water Production	$112,384	$107,517
	Transmission and Distribution	290,572	283,759
	General	28,727	27,142
	Construction Work in Progress	16,614	11,653
	TOTAL	448,297	430,071
	Less Accumulated Depreciation	75,384	70,544
	UTILITY PLANT - NET	372,913	359,527

CURRENT ASSETS:	Cash and Cash Equivalents	3,053	3,288
	Accounts Receivable, net	12,793	9,510
	Unbilled Revenues	5,446	4,822
	Materials and Supplies (at average cost)	1,622	1,475
	Prepayments	1,712	1,481
	TOTAL CURRENT ASSETS	24,626	20,576

DEFERRED CHARGES	Unamortized Debt Expense	2,897	2,903
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,229	7,187
	Regulatory Assets	31,205	31,910
	Operations Contracts Fees Receivable	3,736	3,708
	Restricted Cash	6,618	7,049
	Non-utility Assets - Net	7,090	6,762
	Other	495	378
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,270	59,897
	TOTAL ASSETS	$456,809	$440,000

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$108,896	$107,726
	Retained Earnings	31,004	30,077
	TOTAL COMMON EQUITY	139,900	137,803
	Preferred Stock	3,373	3,375
	Long-term Debt	126,730	118,217
	TOTAL CAPITALIZATION	270,003	259,395

CURRENT	Current Portion of Long-term Debt	3,643	17,985
LIABILITIES:	Notes Payable	43,750	25,877
	Accounts Payable	4,459	5,689
	Accrued Taxes	8,090	7,781
	Accrued Interest	944	2,053
	Unearned Revenues and Advanced Service Fees	897	842
	Other	1,082	1,243
	TOTAL CURRENT LIABILITIES	62,865	61,470

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,322	22,089
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,323	1,382
	Accumulated Deferred Income Taxes	24,427	21,733
	Employee Benefit Plans	25,639	25,540
	Regulatory Liability - Cost of Utility Plant Removal	6,611	6,197
	Other	322	963
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	79,644	77,904

CONTRIBUTIONS IN AID OF CONSTRUCTION		44,297	41,231
	TOTAL CAPITALIZATION AND LIABILITIES	$456,809	$440,000

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended Sept 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,234	$10,284
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,827	6,523
Provision for Deferred Income Taxes and ITC	2,504	860
Equity Portion of AFUDC	(411)	(230)
Cash Surrender Value of Life Insurance	(310)	307
Gain on Disposal of Equity Investments	-	(86)
Changes in Assets and Liabilities:
Accounts Receivable	(3,311)	(1,798)
Unbilled Revenues	(624)	(1,160)
Materials & Supplies	(147)	(232)
Prepayments	(231)	(330)
Other Assets	(633)	(457)
Accounts Payable	(1,230)	57
Accrued Taxes	309	1,163
Accrued Interest	(1,109)	(873)
Employee Benefit Plans	999	(653)
Unearned Revenue & Advanced Service Fees	55	65
Other Liabilities	(800)	(348)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,122	13,092
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $316 in 2009, $215 in 2008	(15,889)	(21,705)
Restricted Cash	456	1,363

NET CASH USED IN INVESTING ACTIVITIES	(15,433)	(20,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(17,843)	(2,480)
Proceeds from Issuance of Long-term Debt	12,014	1,079
Net Short-term Bank Borrowings	17,873	15,950
Deferred Debt Issuance Expenses	(116)	(158)
Restricted Cash	(25)	(40)
Proceeds from Issuance of Common Stock	1,167	1,091
Payment of Common Dividends	(7,151)	(6,977)
Payment of Preferred Dividends	(156)	(166)
Construction Advances and Contributions-Net	(687)	65

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,076	8,364
NET CHANGES IN CASH AND CASH EQUIVALENTS	(235)	1,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,288	2,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,053	$3,143

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,986	$4,612
Transfer of Equity Investment to Employee Retirement Benefit Plans	$-	$132

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,043	$6,026
Interest Capitalized	$(316)	$(215)
Income Taxes	$1,431	$3,515

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
 AND LONG-TERM DEBT
(Unaudited)
(In Thousands)

		September 30,	December 31,
		2009	2008
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2009 - 13,469	$108,896	$107,726
	2008 - 13,404

Retained Earnings		31,004	30,077
TOTAL COMMON EQUITY		$139,900	$137,803

Cumulative Preference Stock, No Par Value:
Shares Authorized -	100
Shares Outstanding -	None
Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
Convertible:
Shares Outstanding, $7.00 Series - 14		$1,457	$1,457
Shares Outstanding, $8.00 Series - 7		816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		100	102
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$3,373	$3,375

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$2,611	$2,695
6.25%, Amortizing Secured Note, due May 19, 2028		7,840	8,155
6.44%, Amortizing Secured Note, due August 25, 2030		5,857	6,067
6.46%, Amortizing Secured Note, due September 19, 2031		6,137	6,347
6.59%, Amortizing Secured Note, due April 20, 2029		6,831	-
7.05%, Amortizing Secured Note, due January 20, 2030		5,000	-
4.22%, State Revolving Trust Note, due December 31, 2022		639	657
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025		3,687	3,689
3.49%, State Revolving Trust Note, due January 25, 2027		678	675
4.03%, State Revolving Trust Note, due December 1, 2026		921	939
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021		625	660
0.00%, State Revolving Fund Bond, due September 1, 2021		436	500
3.64%, State Revolving Trust Note, due July 1, 2028		395	389
3.64%, State Revolving Trust Note, due January 1, 2028		135	140
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022		12,000	12,000
5.25%, Series T, due October 1, 2023		6,500	6,500
6.40%, Series U, due February 1, 2009		-	15,000
5.25%, Series V, due February 1, 2029		10,000	10,000
5.35%, Series W, due February 1, 2038		23,000	23,000
0.00%, Series X, due September 1, 2018		483	538
4.25% to 4.63%, Series Y, due September 1, 2018		650	710
0.00%, Series Z, due September 1, 2019		1,118	1,230
5.25% to 5.75%, Series AA, due September 1, 2019		1,560	1,675
0.00%, Series BB, due September 1, 2021		1,447	1,566
4.00% to 5.00%, Series CC, due September 1, 2021		1,790	1,895
5.10%, Series DD, due January 1, 2032		6,000	6,000
0.00%, Series EE, due September 1, 2024		6,274	6,693
3.00% to 5.50%, Series FF, due September 1, 2024		7,655	8,025
0.00%, Series GG, due August 1, 2026		1,530	1,619
4.00% to 5.00%, Series HH, due August 1, 2026		1,810	1,880
0.00%, Series II, due August 1, 2027		1,619	1,708
3.40% to 5.00%, Series JJ, due August 1, 2027		1,690	1,750
0.00%, Series KK, due August 1, 2028		1,705	1,750
5.00% to 5.50%, Series LL, due August 1, 2028		1,750	1,750
SUBTOTAL LONG-TERM DEBT		130,373	136,202
Less: Current Portion of Long-term Debt		(3,643)	(17,985)
TOTAL LONG-TERM DEBT		$126,730	$118,217

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

The consolidated notes within the 2008 Form 10-K are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2009, the results of operations for the three month and nine month periods ended September 30, 2009 and 2008, and cash flows for nine month periods ended September 30, 2009 and 2008. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2008, has been derived from the Company’s audited financial statements for the year ended  December 31, 2008.

The Company has evaluated subsequent events through October 30, 2009, which is the date these financial statements were issued.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Guidance – In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. This guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Fair value has been defined by FASB as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

This guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.

Index

This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. This guidance also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This guidance was adopted as of June 30, 2009, and had no effect on results of operations, cash flows or financial position.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments” which clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the presentation and amount of the other-than-temporary impairment recognized in the income statement will change. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This was adopted as of June 30, 2009, and had no effect on results of operations, cash flows or financial position.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

This guidance was adopted as of June 30, 2009, and resulted in additional interim disclosures of the fair values of financial instruments, which previously had only been required annually. Adoption of this guidance resulted in no change to accounting policies and had no effect on results of operations, cash flows or financial position. See Note 3 for disclosure of the fair value of our debt.

In December 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets” which addresses employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets will be required for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this guidance will have on its consolidated financial statements.

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

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.  This rate was set to zero in conjunction with the interim rates approved in the base rate case described below.

On January 26, 2009, Tidewater filed an application with the PSC seeking permission to increase its base rates by 32.54%. The request was made necessary by increased costs of operations, maintenance and taxes, as well as capital investment of approximately $26.7 million since Tidewater’s last rate filing in April of 2006.

On July 1, 2009, Tidewater updated its requested base rate increase to 25.2%.  This decreased request was based on actual results of operations and capital spending since the filing in January 2009, through May 31, 2009, as well as changes in assumptions for projected expenses and capital investment during the period the new rates are expected to be in effect.

On September 9, 2009, the PSC approved a base rate settlement that had been reached amongst the parties that reflects an overall increase of 14.95%.  This rate increase approval is expected to generate additional annual revenues of $3.0 million based on a 10.0% return on equity.  Since approximately 12.79% of the increase had already been in effect through PSC approved interim rates since March 27, 2009, Tidewater increased its rates by 2.16% on September 9, 2009.

On July 1, 2009, Middlesex implemented a New Jersey Board of Public Utilities (BPU) approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

On August 17, 2009, Middlesex filed an application with the BPU seeking permission to increase its base rates by 26.03%, or $15.1 million.  The request was made necessary by increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, as well as capital investment of approximately $39.0 million since Middlesex’ last rate filing in April of 2007.  Discovery by the intervening parties has begun.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of the request.  A decision by the BPU is not expected until the second quarter of 2010.

Note 3 – Capitalization

Common Stock –During the nine months ended September 30, 2009, there were 65,245 common shares (approximately $0.9 million) issued under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (DRP).

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

Index

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, and trade receivables and payables approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to first mortgage bonds is based on quoted market prices for similar issues.  The carrying amount and fair value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	September 30, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$88,581	$85,816	$105,290	$95,171
State Revolving Bonds	$1,061	$1,091	$1,160	$1,170

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $40.7 million at September 30, 2009 and $29.8 million at December 31, 2008. Customer advances for construction have a carrying amount of $21.3 million at September 30, 2009 and $22.1 million at December 31, 2008. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
Basic:	2009	Shares	2008	Shares
Net Income	$4,027	13,458	$4,715	13,350
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$3,975	13,458	$4,663	13,350

Basic EPS	$0.30		$0.35

Diluted:
Earnings Applicable to Common Stock	$3,975	13,458	$4,663	13,350
$7.00 Series Preferred Dividend	24	166	24	167
$8.00 Series Preferred Dividend	14	96	14	100
Adjusted Earnings Applicable to Common Stock	$4,013	13,720	$4,701	13,617

Diluted EPS	$0.29		$0.35

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
Basic:	2009	Shares	2008	Shares
Net Income	$8,234	13,435	$10,284	13,291
Preferred Dividend	(156)		(166)
Earnings Applicable to Common Stock	$8,078	13,435	$10,118	13,291

Basic EPS	$0.60		$0.76

Diluted:
Earnings Applicable to Common Stock	$8,078	13,435	$10,118	13,291
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	42	96	52	143
Adjusted Earnings Applicable to Common Stock	$8,193	13,698	$10,243	13,601

Diluted EPS	$0.60		$0.75

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

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Segments:	2009	2008	2009	2008
Revenues:
Regulated	$22,943	$23,191	$61,407	$62,151
Non – Regulated	2,806	2,654	8,197	7,745
Inter-segment Elimination	(251)	(192)	(440)	(353)
Consolidated Revenues	$25,498	$25,653	$69,164	$69,543
Operating Income:
Regulated	$6,607	$7,886	$14,248	$18,122
Non – Regulated	717	498	1,625	1,433
Consolidated Operating Income	$7,324	$8,384	$15,873	$19,555

Net Income:
Regulated	$3,580	$4,392	$7,179	$9,353
Non – Regulated	447	323	1,055	931
Consolidated Net Income	$4,027	$4,715	$8,234	$10,284

Capital Expenditures:
Regulated	$3,943	$6,703	$15,877	$21,124
Non – Regulated	3	326	12	581
Total Capital Expenditures	$3,946	$7,029	$15,889	$21,705

Index

	As of September 30, 2009	As of December 31, 2008
Assets:
Regulated	$450,951	$433,109
Non – Regulated	11,258	11,537
Inter-segment Elimination	(5,400)	(4,646)
Consolidated Assets	$456,809	$440,000

Note 6 – Short-term Borrowings

As of September 30, 2009, the Company has established lines of credit aggregating $53.0 million. At September 30, 2009, the outstanding borrowings under these credit lines were $43.8 million at a weighted average interest rate of 1.52%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $41.7 million and $20.9 million at 1.61% and 3.60% for the three months ended September 30, 2009 and 2008, respectively. The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $39.0 million and $13.8 million at 1.77% and 3.90% for the nine months ended September 30, 2009 and 2008, respectively.

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

In connection with the agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. Middlesex guaranteed one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of September 30, 2009, approximately $19.7 million of the Series C Serial Bonds remained outstanding.

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

Index

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Purchased Water:
Treated	$720	$539	$1,827	$1,588
Untreated	625	618	1,736	1,739
Total Costs	$1,345	$1,157	$3,563	$3,327

Construction – The Company expects to spend approximately $19.3 million on its construction program in 2009.

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

Note 8 – Employee Retirement Benefit Plans

Pension – The Company has a noncontributory defined benefit pension plan, which covers all employees with more than 1,000 hours of service in a year. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution, at the sole discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award pertains. Year to date, the Company contributed $1.9 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $0.8 million to the defined benefit pension plan over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired company Officers, and currently pays $0.3 million in annual benefits to the retired participants.

Index

Postretirement Benefits Other Than Pensions – The Company maintains a postretirement benefit plan other than pensions for substantially all of its retired employees.  Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Retiree contributions are dependent on credited years of service. Year to date, the Company contributed $0.8 million of cash to the plan.  The Company expects to make additional cash contributions of approximately $0.8 million to the plan over the remainder of the current year. The following table sets forth information relating to the Company’s periodic costs for its retirement plans.

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008

Service Cost	$343	$312	$223	$194
Interest Cost	525	488	272	252
Expected Return on Assets	(401)	(484)	(149)	(145)
Amortization of Unrecognized Losses	154	-	123	72
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$623	$318	$503	$407

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2009	2008	2009	2008

Service Cost	$1,029	$936	$668	$581
Interest Cost	1,575	1,463	815	757
Expected Return on Assets	(1,202)	(1,453)	(447)	(436)
Amortization of Unrecognized Losses	462	-	370	216
Amortization of Unrecognized Prior Service Cost	7	7	-	-
Amortization of Transition Obligation	-	-	101	101
Net Periodic Benefit Cost	$1,871	$953	$1,507	$1,219

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

Index

Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for the three months ended September 30, 2009 and 2008 was $0.1 million. Compensation expense for the nine months ended September 30, 2009 and 2008 was $0.2 million. Total unearned compensation related to restricted stock at September 30, 2009 and 2008 was $0.7 and $0.6 million, respectively.

Note 10 – Other Comprehensive Income

Comprehensive income was as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income	$4,027	$4,715	$8,234	$10,284

Other Comprehensive Loss:
Change in Value of Equity Investments, Net of Income Tax	---	---	---	(12)
Less: Adjustment for Gain Included in Net Income, Net of Income Tax	---	---	---	(57)
Other Comprehensive Loss	---	---	---	(69)

Comprehensive Income	$4,027	$4,715	$8,234	$10,215

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on base rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the housing starts in Delaware;
-	the availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.
-	the ability to translate Preliminary Survey & Investigation charges into viable projects.

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

Tidewater and Southern Shores provide water services to approximately 33,000 retail customers in New Castle, Kent, and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,900 residential retail customers. White Marsh serves approximately 7,100 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

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

Effective January 1, 2009, Tidewater received approval from the Delaware Public Service Commission (PSC) to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.  This rate was set to zero in conjunction with the interim rates approved in the base rate case described below.

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

On September 9, 2009, the PSC approved a settlement reached amongst the parties that reflects an overall increase of 14.95%.  This rate increase approval is expected to generate additional annual revenues of $3.0 million based on a 10.0% return on equity.  Since approximately 12.79% of the increase had already been in effect through PSC approved interim rates since March 27, 2009, Tidewater increased its rates by 2.16% on September 9, 2009.

On July 1, 2009, Middlesex implemented a New Jersey Board of Public Utilities (BPU) approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

On August 17, 2009, Middlesex filed an application with the BPU seeking permission to increase its base rates by 26.03%, or $15.1 million.  The request was made necessary by increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, as well as capital investment of approximately $39.0 million since Middlesex’ last rate filing in April of 2007.  Discovery by the intervening parties is in progress.  We cannot predict whether the BPU will ultimately approve, deny, or reduce the amount of the request.  A decision by the BPU is not expected until the second quarter of 2010.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 90% of total revenues and 89% of net income for the three months ended September 30, 2009. This segment contributed 90% of total revenues and 93% of net income over the same three month period ended September 30, 2008. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended September 30, 2009

	(In Thousands)
	Three Months Ended September 30,
	2009			2008
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$22,943	$2,555	$25,498	$23,191	$2,462	$25,653
Operations and maintenance expenses	11,545	1,740	13,285	10,704	1,870	12,574
Depreciation expense	2,131	43	2,174	1,955	32	1,987
Other taxes	2,660	55	2,715	2,646	62	2,708
Operating income	6,607	717	7,324	7,886	498	8,384

Other income, net	572	74	646	223	95	318
Interest expense	1,749	42	1,791	1,780	58	1,838
Income taxes	1,850	302	2,152	1,937	212	2,149
Net income	$3,580	$447	$4,027	$4,392	$323	$4,715

Operating revenues for the three months ended September 30, 2009 decreased by less than $0.2 million from the same period in 2008. Revenues in our Middlesex system decreased $0.5 million as a result of lower water consumption across all customer classes. During the third quarter, we experienced a $0.8 million decline in consumption revenue due to a 6.9% decrease in water use by our general retail metered customers, compared to the same period last year, which includes Commercial and Industrial customers. Many of the larger industrial customers’ consumption demands have declined due to reduced output from their individual production processes.  We have also experienced a decline in consumption from our commercial customers, which are generally office facilities, hotel and other guest facilities and multi-family residential facilities.  A number of our Commercial and Industrial customers have communicated to us that they are unable to determine if or when their water demands may return to previous levels. Also negatively impacting consumption during the quarter was unseasonably cool, wet weather patterns in the mid-Atlantic region. Revenues of $0.3 million from the PWAC implemented on July 1, 2009, offset some of the consumption revenue decline.

Revenues in our Tidewater system increased $0.2 million. Revenue of $0.7 million from increased rates helped to mitigate consumption revenue decreases of $0.6 million, largely assumed to be attributable to those same weather patterns described above.   New customer growth and other fees added $0.1 million of revenue.  Revenues from our Perth Amboy operations contract rose $0.2 million due to higher pass-through charges and scheduled management fee increases. There was an equal amount of higher expenses offsetting higher revenue associated with pass-through charges.  All other operations accounted for a decline of less than $0.1 million in revenues.

Operation and maintenance expenses for the three months ended September 30, 2009 increased $0.7 million or 5.7%.  Labor costs increased $0.3 million due to increases in wages and resources necessary to meet the growing needs of our Delaware service territory. Expenses for our qualified employee retirement benefit plans increased by $0.1 million compared to the third quarter of 2008.  Our 2009 actuarial valuations indicate that expenses for our benefit plans could increase by up to $0.4 million for the remainder of 2009, as compared to the same period in 2008. The portion of the increase that will ultimately be recorded as Operating Expense in 2009 will be dependent upon the portion of the total that will be allocated to capital projects.

Index

Although water production had declined in the third quarter in our New Jersey and Delaware systems due to unfavorable weather patterns and economic conditions, our costs for chemicals and residuals disposals were $0.4 million higher than the same period in 2008.  These increases were due to a combination of: 1) unit cost rate increases imposed by the municipal entity providing disposal services at our largest surface water treatment plant and: 2) lower quality of untreated water generating additional residuals, as influenced by abnormally high rainfall during the third quarter of 2009.  All other expense categories decreased $0.1 million.

Depreciation expense increased by $0.2 million, or 9.4%, primarily as a result of a higher level of utility plant. Since September 30, 2008, the utility plant in service balance has increased by $22.2 million.

Although net income declined for the third quarter compared to the same period in 2008, income taxes did not decline due to the affect of a lower tax benefit for deducting Qualified Production Activities (QPAD) allowable under the Internal Revenue Code.  The lower QPAD was the result of electing the bonus tax depreciation calculation permitted under the Economic Stimulus Act of 2008, which reduced the taxable income factor in the QPAD calculation.  Without the impact of the lower QPAD, income taxes would have decreased by $0.3 million.

Net income declined by $0.7 million from $4.7 million to $4.0 million. Diluted earnings per share decreased to $0.29 for the three months ended September 30, 2009 compared to $0.35 for the same period in 2008.

Results of Operations – Nine Months Ended September 30, 2009

	(In Thousands)
	Nine Months Ended September 30,
		2009			2008
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$61,407	$7,757	$69,164	$62,151	$7,392	$69,543
Operations and maintenance expenses	33,380	5,842	39,222	30,710	5,691	36,401
Depreciation expense	6,256	114	6,370	5,782	90	5,872
Other taxes	7,523	176	7,699	7,537	178	7,715
Operating income	14,248	1,625	15,873	18,122	1,433	19,555

Other income, net	1,175	263	1,438	640	304	944
Interest expense	4,798	151	4,949	4,978	183	5,161
Income taxes	3,446	682	4,128	4,431	623	5,054
Net income	$7,179	$1,055	$8,234	$9,353	$931	$10,284

Operating revenues for the nine months ended September 30, 2009 decreased $0.4 million or less than 1.0% from the same period in 2008.  Revenues in our Middlesex system decreased $1.4 million as a result of lower water consumption across all customer classes. We experienced a $1.7 million decline in water use by our general retail metered customers compared to the same period in 2008. Revenues of $0.3 million from the PWAC implemented on July 1, 2009, offset some of the consumption revenue decline.

Index

Revenues in our Tidewater system increased $0.4 million. Revenue of $1.2 million from increased rates helped to mitigate consumption revenue decreases of $0.9 million, largely assumed to be attributable to those same weather patterns described above.   New customer growth and other fees added $0.2 million of revenue, while connection fees declined by $0.1 million.

USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.5 million higher than the same period in 2008, due mostly to higher pass-through charges and scheduled management fee increases. There was an equal amount of higher expenses offsetting higher revenue associated with pass-through charges.  All other operations accounted for an increase of $0.1 million in revenues.

Operation and maintenance expenses increased $2.8 million or 7.7%. Labor costs increased $0.9 million due to: 1) increases in wages and resources necessary to meet the growing needs of our Delaware service territory, and: 2) increased overtime incurred in connection with a higher incidence of water main breaks and leaks in our Middlesex system. Expenses for our qualified employee retirement benefit plans increased by $0.5 million compared to the same period in 2008 largely attributable to the investment performance of the benefit plan’s assets.

Although water production was down in our New Jersey and Delaware systems due to unfavorable weather patterns and economic conditions, our costs for chemicals and residuals disposals were $0.7 million higher than the same period in 2008. These increases are due to a combination of: 1) unit cost rate increases imposed by the municipal entity providing disposal services at our largest surface water treatment plant and: 2) lower quality of untreated water as influenced by abnormally high rainfall during 2009.  An increase in our uncollectible accounts reserve to reflect current economic conditions resulted in additional expense of $0.1 million. We incurred additional inspection fees of $0.1 million for our LineCare program in the first nine months of 2009 compared to the same period in 2008. Operating costs for USA-PA increased $0.3 million due to higher pass-through charges. All other expense categories increased $0.2 million.

Depreciation expense increased $0.5 million or 8.5% due to the higher level of utility plant in service.

Total Other Income, net increased $0.5 million due to: 1) increased Allowance for Funds Used During Construction from higher capitalized interest resulting from our ongoing capital program, and; 2) other expense was lower by $0.1 million as we incurred lower costs associated with expansion activities in Delaware, Maryland and Virginia.

Interest expense decreased $0.2 million, primarily due to a substantial decline in interest rates on short-term borrowings compared to the prior year period. The weighted average interest rate on borrowings was 1.77% for the first nine months of 2009 compared to 3.90% for the same period in 2008.

Income taxes decreased $0.9 million as a result of decreased operating income as compared to the prior year.  The decrease would have been greater by $0.3 million, but for the lower QPAD described in the Results of Operations - Three Months Ended September 30, 2009, above.

Net income decreased $2.1 million or 19.9%. Diluted earnings per share decreased to $0.60 for the nine months ended September 30, 2009 compared to $0.75 for the same period in 2008.

Index

Liquidity and Capital Resources

Cash flows from operations are largely dependent on three factors: the impact of weather on water sales, adequate and timely rate increases, and customer growth. The effect of those factors on net income is discussed in results of operations. For the nine months ended September 30, 2009 and 2008, cash flows from operating activities were $10.1 million and $13.1 million, respectively. As described more fully in the Results of Operations section above, lower earnings was the primary reason for the decrease in cash flow.  The $10.1 million of net cash flow from operations enabled us to fund approximately 64% of our utility plant expenditures internally for the period, with the remainder funded by bank lines of credit and other loan commitments.

The capital spending program for 2009 is currently estimated to be $19.3 million.  Through September 30, 2009, we have expended $15.9 million. For the remainder of 2009 we expect to incur $3.4 million of costs.  We expect to spend an additional $0.7 million for additions and improvements to our Delaware water systems; $0.2 million for infrastructure additions for our Delaware wastewater systems; $0.1 million towards implementation of a Company-wide information system upgrade and $0.3 million for other information systems equipment and software. The capital program also includes an additional $2.1 million to be incurred over the remainder of 2009 for scheduled upgrades and replacements related to existing utility infrastructure in New Jersey.  These projected expenditures include: $0.1 million for improvements to existing plant, $1.5 million for water mains, $0.1 million for water service lines, $0.1 million for water meters, $0.1 million for fire hydrants and $0.2 million for other infrastructure needs.

To fund our capital program in 2009, we have utilized internally generated funds, and short-term and long-term debt.  If needed, we will also borrow additional funds through $53.0 million of available lines of credit with several financial institutions. As of September 30, 2009, $43.8 million was outstanding against the lines of credit.

We periodically issue shares of common stock in connection with our dividend reinvestment and stock purchase plan (DRP).  From time to time, we may issue additional equity to reduce short-term indebtedness, fund our capital program, or for other general corporate purposes.

We currently project that we may be required to expend between $53.6 million and $66.2 million for capital projects in 2010 and 2011 combined. The exact amount is dependent on customer growth, residential housing sales, project scheduling and refinement of engineering estimates for certain capital projects.

Beyond 2009, to the extent possible, and because of favorable interest rates available to regulated water utilities, we expect to finance our capital expenditures under the State Revolving Fund loan programs in New Jersey and Delaware. We also expect to use internally generated funds and proceeds from the sale of common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

In addition to the effect of weather conditions on revenues, increases in certain operating costs will impact our liquidity and capital resources. Changes in operating costs and timing and cost of capital projects will have an impact on revenues, earnings, and cash flows and will also impact the timing of filings for future rate increases.

We received rate relief for our Pinelands Companies in December 2008 and for Tidewater and Southern Shores on January 1, 2009.  We implemented an interim rate increase on March 27, 2009 for Tidewater in connection with their base rate increase request. We also implemented a Purchased Water Adjustment Clause on July 1, 2009, which is for the recovery of increased purchased water costs for Middlesex. In addition, we filed a petition August 17, 2009 for approval to increase base rates for Middlesex customers.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our capital program is partially financed with fixed rate, long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Amortizing Secured Notes and First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $3.6 million of the current portion of twenty-six existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest of 10% on those borrowings would not have a material effect on earnings.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure control and procedures are effective as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Note 7 to the unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2009, included in Part 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference.

Item 1A. Risk Factors

We expect our revenues to increase from customer growth in Delaware for our regulated water operations and, to a lesser degree, our regulated wastewater operations as a result of the anticipated construction and sale of new housing units in the territories we serve. Although the residential building market in Delaware has experienced growth in recent years, this growth may not continue in the future. If housing starts in the Delaware territories we serve decline further as a result of economic conditions or otherwise, the timing and extent of our revenue growth may not meet our expectations and our deferred project costs may not produce revenue-generating projects in the timeframes anticipated.

Recent economic conditions have negatively impacted the level of water sales to our larger industrial and commercial customers in the Middlesex system.  We are unable to determine when their water demands may return to previous levels, or if the declines will continue indefinitely.  This revenue decline is one of the factors that have prompted a rate increase Petition with the BPU during the third quarter by Middlesex. There can be no assurance that the ultimate rate increase requested will be approved in whole or in part, by the BPU. If the BPU modifies, delays, or denies our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

Except as described above, information about risk factors for the nine months ended September 30, 2009 does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: October 30, 2009