Form 10-K
period 2009-12-31
MIDDLESEX WATER CO
filed 2010-03-08
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(732) 634-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of each exchange on which registered:
Common Stock, No Par Value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was $194,315,725 based on the closing market price of $14.45 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 2, 2010:
Common Stock, No par Value 13,556,579 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2010, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2009 fiscal year, is incorporated by reference into Part III.

MIDDLESEX WATER COMPANY
FORM 10-K

Index

Forward-Looking Statements

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Middlesex Water Company (the “Company”) intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:
-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-	statements as to the Company’s expected liquidity needs during the upcoming fiscal year and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to financial projections;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	expectations as to the amount of cash contributions to fund the Company’s retirement benefit plans, including statements as to anticipated discount rates and rates of return on plan assets;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:
-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the housing starts in Delaware;
-	the availability and cost of capital resources;
-	other factors discussed elsewhere in this annual report; and
-	the ability to translate Preliminary Survey & Investigation charges into viable projects.

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

Overview

Middlesex Water Company (“Middlesex”) was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems in New Jersey, Delaware and Pennsylvania. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients in New Jersey and Delaware.

The terms “the Company,” “we,” “our,” and “us” refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (“Tidewater”) and Tidewater’s wholly-owned subsidiaries, Southern Shores Water Company, LLC (“Southern Shores”) and White Marsh Environmental Systems, Inc. (“White Marsh”). The Company’s other subsidiaries are Pinelands Water Company (“Pinelands Water”) and Pinelands Wastewater Company (“Pinelands Wastewater”) (collectively, “Pinelands”), Utility Service Affiliates, Inc. (“USA”), Utility Service Affiliates (Perth Amboy) Inc., (“USA-PA”), Tidewater Environmental Services, Inc. (“TESI”) and Twin Lakes Utilities, Inc. (“Twin Lakes”).

Middlesex principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our internet website address is http://www.middlesexwater.com. We make available, free of charge through our internet website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC).

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 59,800 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System, through its retail and contract sales, produced approximately 62% of our 2009 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 146 square miles with a population of approximately 303,000. Contract sales to Edison, Sayreville, Old Bridge, Marlboro and Rahway are supplemental to the existing water systems of these customers. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro, Old Bridge and Sayreville consistent with a plan approved by the New Jersey Department of Environmental Protection.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey.  This system is referred to as Bayview and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2009 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 33,200 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. White Marsh is an additional wholly-owned subsidiary that is unregulated as to rates and operates water and wastewater systems under contract for approximately 7,200 residential customers. White Marsh also owns the office buildings that Tidewater uses as its central business office campus. The Tidewater System produced approximately 25% of our 2009 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, NJ’s water and wastewater systems under a 20-year agreement, which expires in 2018.  USA-PA serves approximately 10,500 customers, most of whom are served by both the water and wastewater systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth.   Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 10% of our 2009 consolidated operating revenues.

In connection with the agreement, Middlesex guaranteed a series of Perth Amboy’s municipal bonds in the principal amount of approximately $26.3 million, of which approximately $19.7 million remains outstanding. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2009 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers.  Pinelands Wastewater produced approximately 1% of our 2009 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance program called LineCareSM and LineCare+SM, respectively. These are maintenance programs that cover all parts, material and labor required to repair or replace specific elements of the customer’s water service line, customer shut-off valve and/or sewer lateral, in the event of a failure.  The Company’s responsibility for maintenance costs under the programs is subject to annual limits.  USA produced less than 1% of our 2009 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 1,900 residential retail customers in Delaware. TESI produced less than 1% of our 2009 consolidated operating revenues.

Index

Twin Lakes System

In November 2009, Middlesex acquired the assets of a 120 customer water system in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2009 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	Years Ended December 31,
	(Thousands of Dollars)
	2009	2008	2007
Operating Revenues	$91,243	$91,038	$86,114
Operating Income	$20,161	$24,019	$22,671
Net Income	$9,977	$12,208	$11,843

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2009	2008	2007

Residential	44.9%	45.1%	45.0%
Commercial	9.4	9.6	9.7
Industrial	9.0	9.3	9.9
Fire Protection	10.5	10.4	10.3
Contract Sales	13.1	13.1	12.5
Contract Operations	10.9	10.5	10.3
Other	2.2	2.0	2.3
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey, Delaware and Pennsylvania water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe that we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey, Delaware and Pennsylvania.

Middlesex System

Our Middlesex System, which produced approximately 16.6 billion gallons in 2009, obtains water from surface sources and wells, or groundwater sources. In 2009, surface sources of water provided approximately 73% of the Middlesex System’s water supply, groundwater sources provided approximately 20% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

Index

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority.  Middlesex is under contract with the New Jersey Water Supply Authority, which expires November 30, 2023. The contract provides for average purchases of 27 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to, and treated at the Middlesex Carl J. Olsen (CJO) Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This long-term agreement, which expires February 27, 2011, provides for minimum purchase of 2.5 mgd of treated water with provisions for additional purchases.

Tidewater System

Our Tidewater System produced approximately 1.8 billion gallons in 2009 from 163 wells. In 2009, 1 new well was placed into service.  We retired 6 wells for either water quality reasons or for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater expects to continue to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. The Tidewater System does not have a central treatment facility but has several regional, as well as several smaller independent, treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells which produced approximately 152 million gallons in 2009. The pumping capacity of the four wells is 2.2 million gallons per day.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system provided overall treatment to 110 million gallons in 2009.

Bayview System

Water supply to Bayview customers is derived from two wells, which delivered approximately 8.0 million gallons in 2009.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. Current average flow is approximately 0.2 mgd.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from two wells, which delivered approximately 3.2 million gallons since Twin Lakes was acquired by Middlesex in November 2009.

Index

Employees

As of December 31, 2009, we had a total of 285 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Competition

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted an exclusive franchise for each of its existing community water systems, its ability to expand service areas can be affected by the Delaware Public Service Commission awarding franchises to other regulated water utilities with whom we compete for such franchises and for projects.

Regulation

Our rates charged to customers for water and wastewater services, the quality of the services we provide and certain other matters are regulated by the following state utility commissions (collectively, the Utility Commissions):
•	New Jersey-New Jersey Board of Public Utilities (NJBPU)
•	Delaware-Delaware Public Service Commission (DEPSC)
•	Pennsylvania-Pennsylvania Public Utilities Commission (PAPUC)

Our USA, USA-PA and White Marsh subsidiaries are not regulated public utilities. However they are subject to environmental regulation with respect to water and wastewater effluent quality.

We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):
•	United States Environmental Protection Agency (EPA)
•	New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey
•
Delaware Department of Natural Resources and Environmental Control (DEDNREC), the Delaware Department of Health and Social Services-Division of Public Health (DEDPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware

•	Pennsylvania Department of Environmental Protection (PADEP) with respect to operations in Pennsylvania

In addition, our issuances of equity securities are subject to the prior approval of the NJBPU and require registration with the SEC.  Our issuances of long-term debt securities are subject to the prior approval of the appropriate Utility Commissions.

Regulation of Rates and Services

For ratemaking purposes, we account separately for operations in New Jersey, Delaware and Pennsylvania to facilitate independent ratemaking by the applicable Utility Commissions.

Index

In determining our rates, the appropriate Utility Commissions consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the appropriate Utility Commissions do not guarantee particular rates of return to us for our New Jersey, Delaware and Pennsylvania operations.  Thus, we may not achieve the rates of return permitted by the Utility Commissions.  In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

On July 1, 2009, Middlesex implemented a NJBPU-approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

On August 17, 2009, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by 26.03%, or $15.1 million.  The request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment of approximately $39.0 million since Middlesex’s last rate filing in April of 2007.   The proceeding is ongoing and we cannot predict with certainty whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.  A decision by the NJBPU is expected by the second quarter of 2010.

Tidewater Rate Matters

On January 26, 2009, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by 32.54%, which was necessitated by increased costs of operations, maintenance and taxes, as well as capital investment since Tidewater’s last rate filing in April of 2006.  On September 9, 2009, the DEPSC approved a base rate settlement that had been reached among the parties that reflects an overall increase of 14.95%.  This rate increase approval is expected to generate additional annual revenues of $3.0 million based on a 10.0% return on equity.

Effective January 1, 2009, Tidewater received approval from the DEPSC to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.  DSIC is a DEPSC approved rate that allows water utilities to recover their investment in non-revenue producing capital improvements to the water system between base rate proceedings.  As of March 27, 2009, this rate was set to zero in conjunction with interim rates approved in the base rate case described above.  On December 22, 2009, Tidewater received approval from the DEPSC to increase their DSIC from 0.0% to 1.11% effective January 1, 2010.

Southern Shore Rate Matters

In accordance with the tariff and underlying contract established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. Under the terms of the contract the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Water and Wastewater Quality and Environmental Regulations

Government Environmental Regulatory Agencies regulate our operations in New Jersey, Delaware and Pennsylvania with respect to water supply, treatment and distribution systems and the quality of the water.  They also regulate our operations with respect to wastewater collection and treatment.

Index

Regulations relating to water quality require us to perform tests to ensure our water meets state and federal quality requirements. In addition, Government Environmental Regulatory Agencies continuously review current regulations governing the limits of certain organic compounds found in the water as byproducts of the treatment process. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in the water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to treat the water to the required standards.   We regularly test our water to determine compliance with existing government environmental regulatory agencies’ primary water quality standards.

Well water treatment in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal.

Well water treatment in the Pinelands, Bayview and Twin Lakes Systems (disinfection only) is done at individual well sites.

The NJDEP, DEDPH and PADEP monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other applicable regulations   include the Federal Lead and Copper Rule, maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Federal Total Coliform Rule.

Seasonality

Customer demand for our water during the warmer months is generally greater than other times of the year due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature and rainfall timing and overall levels.  In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the customer demand for our water may decrease and therefore, adversely affect our revenues.

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	51	President and Chief Executive Officer
A. Bruce O’Connor	51	Vice President and Chief Financial Officer
Richard M. Risoldi	53	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	62	Vice President-General Counsel, Secretary and Treasurer
James P. Garrett	63	Vice President–Human Resources
Bernadette M. Sohler	49	Vice President-Corporate Affairs
Gerard L. Esposito	58	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. He is also chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in the regulated water utility business since 1985. Mr. Doll is Chairman of the Board of Directors of the New Jersey Utilities Association and is a Director of the National Association of Water Companies.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 as Assistant Controller and was elected Controller in 1992 and Vice President in 1995. He was elected Vice President and Chief Financial Officer in 1996.  He is responsible for financial reporting, customer service, rate cases, cash

Index

management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc.  He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.  He is also Vice President and Chief Financial Officer of Twin Lakes Utilities, Inc.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities.  He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President-Subsidiary Operations in May 2004, responsible for regulated and unregulated subsidiary operations and business development. He was elected Vice President – Operations and designated Chief Operating Officer in November 2009, effective upon Ronald Williams’ retirement on January 1, 2010.  He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and Utility Service Affiliates (Perth Amboy) Inc.  He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. and Twin Lakes Utilities, Inc.

Kenneth J. Quinn – Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003.  In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex.  Prior to joining the Company he had been employed in private law practice. Prior to that, Mr. Quinn spent 10 years as in-house counsel to two major banking institutions located in New Jersey. In May 2003, he was elected Assistant Secretary of Tidewater Utilities, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates (Perth Amboy) Inc. and White Marsh Environmental Systems, Inc. He is a member of the New Jersey State Bar Association and is also a member of the Public Utility Law Section of the Bar.

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

The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first filing a petition with the NJBPU and going through a lengthy administrative process. In much the same way, the DEPSC and the PAPUC regulate our public utility companies in Delaware and Pennsylvania, respectively. We cannot give assurance of when we will request approval for any such matter, nor can we predict whether the NJBPU, DEPSC or PAPUC will approve, deny or reduce the amount of such requests.

Certain costs of doing business are not completely within our control. The failure to obtain any rate increase would prevent us from increasing our revenues and, unless we are able to reduce costs, would result in reduced earnings.

General economic conditions may materially and adversely affect our financial condition and results of operations.

Recent economic conditions have negatively impacted our customers’ water usage demands, particularly the level of water usage demand by our commercial and industrial customers in our Middlesex System.  We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely.  The decrease in demand by our commercial and industrial customers in our Middlesex System was one of the factors that required our rate increase petition with the NJBPU.  There can be no assurance that the requested rate increase will be approved in whole or in part by the NJBPU.  If water demand by our commercial and industrial customers in our Middlesex System does not return to previous levels and/or our proposed rate increase is not approved wholly or in part, our financial condition and results of operations could be negatively impacted.

Recent economic conditions have also impacted the volume and pace of residential construction in our Delaware markets and in other states where developer-projects are in various stages of completion.  The timing and extent of recovery of our engineering and other preliminary survey and investigation charges is dependent upon the timing and extent to which such projects are further developed.

We are subject to environmental laws and regulations, including water quality and wastewater effluent quality regulations, as well as other state and local regulations. Compliance with those laws and regulations requires us to incur costs and we are subject to fines or other sanctions for non-compliance

Government Environmental Regulatory Agencies regulate our operations in New Jersey, Delaware and Pennsylvania with respect to water supply, treatment and distribution systems and the quality of water. Government Environmental Regulatory Agencies’ regulations relating to water quality require us to perform expanded types of testing to ensure that our water meets state and federal water quality requirements. We are subject to EPA regulations under the Federal Safe Drinking Water Act, which include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar NJDEP regulations for our New Jersey water systems. The NJDEP, DEDPH and PADEP monitor our activities and review the results of water

Index

quality tests that we perform for adherence to applicable regulations. In addition, Government Environmental Regulatory Agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

We are also subject to regulations related to fire protection services in New Jersey, Delaware and Pennsylvania.  In New Jersey there is no state-wide fire protection regulatory agency.  However, New Jersey regulations exist as to the size of piping required regarding the provision of fire protection services.  In Delaware, fire protection is regulated statewide by the Office of State Fire Marshal.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend approximately $89.1 million for capital projects through 2012.  We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary.  This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

Index

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

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is competitive, especially in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may in the future challenge, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities, which could adversely affect our operating results.

We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.

Middlesex Water Company and USA-PA operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations. Also, in connection with the contract, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds.  Middlesex guaranteed debt service payments on one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. As of December 31, 2009, approximately $19.7 million of the Series C Serial Bonds remain outstanding. If Perth Amboy defaults on its obligations to pay the bonds we have guaranteed, we would have to raise funds to meet our obligations under that guarantee.

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

Index

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

Because of the continuing threats to the health and security of the United States of America, we employ procedures to review and modify, as necessary, security measures at our facilities. We provide ongoing training and communications to our employees about threats to our water supply and to their personal safety. Our security measures include protocols regarding delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur, costs for security measures to protect our facilities, operations and supplies from such risks.

Our ability to achieve growth in our market area is dependent on the residential building market.  Housing starts impact our rate of growth and therefore, may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water and wastewater operations as a result of anticipated construction and sale of new housing units.  Although the residential building market in Delaware has experienced growth in recent years, this growth has slowed due to current economic conditions.  If housing starts decline further, or do not increase as we have projected, as a result of economic conditions or otherwise, the timing and extent of our revenue growth may not meet our expectations, our deferred project costs may not produce revenue-generating projects in the timeframes anticipated and our financial results could be negatively impacted.

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

Index

If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowings under our existing credit facilities will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to us.

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

Our success depends significantly on the continued individual and collective contributions of our senior management team.  If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, our operating results could be negatively impacted.

We are subject to anti-takeover measures that may be used by existing management to discourage, delay or prevent changes of control that might benefit non-management shareholders.

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only one-third of the Directors are elected each year. A classified Board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that might benefit non-management shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Utility Plant

The water utility plant in our systems consist of source of supply, pumping, water treatment, transmission and distribution, general facilities and all appurtenances, including all connecting pipes.

Index

The wastewater utility plant in our systems consist of pumping, treatment, collection mains, general facilities and all appurtenances, including all connecting pipes.

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

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System.  There is an on-site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 45 mgd (60 mgd maximum capacity). The main pumping station at the CJO Plant has a design capacity of 90 mgd. The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 72 mgd.

In addition, there is a 15 mgd auxiliary pumping station located at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 734 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview), a 5 million gallon reservoir in Carteret (Eborn) and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which the Middlesex System’s 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located.  We also own our headquarters complex located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building and an adjacent 16,500 square foot maintenance facility.

Tidewater System

The Tidewater System is comprised of 86 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 604 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on eleven-acre lot owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet.

Index

Pinelands System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.2 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Pinelands Wastewater System

Pinelands Wastewater owns a 12 acre site on which its 0.5 million gallons per day capacity tertiary treatment plant and connecting pipes are located. Its wastewater collection system is comprised of approximately 24 miles of sewer lines.

Bayview System

Bayview owns two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 4.2 mile distribution system.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.6 mgd. TESI’s wastewater collection system is comprised of approximately 30 miles of sewer lines.

Twin Lakes System

Twin Lakes owns one well site, which is located in the Township of Shohola, Pike County, Pennsylvania. Water is transported to our customers through 3.7 miles of distribution mains.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3.	Legal Proceedings.

The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Reserved.

Index

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter.  As of December 31, 2009, there were 1,940 holders of record.

2009	High	Low	Dividend

Fourth Quarter	$17.91	$14.74	$0.1800
Third Quarter	$15.89	$13.62	$0.1775
Second Quarter	$15.29	$12.61	$0.1775
First Quarter	$17.71	$11.64	$0.1775

2008	High	Low	Dividend

Fourth Quarter	$17.93	$12.05	$0.1775
Third Quarter	$18.52	$15.68	$0.1750
Second Quarter	$19.23	$16.59	$0.1750
First Quarter	$19.83	$17.25	$0.1750

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

On February 3, 2010, the Company filed a petition with the NJBPU seeking approval to issue up to 2.0 million shares of its common stock in the form of a follow-on offering during the second quarter of 2010.  The proceeds from the common stock offering will be used to retire short term debt.

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.3 million through the issuance of 84,498 shares under the Plan during 2009.  On December 23, 2009, the Company announced a 5% purchase discount for optional cash purchases and reinvested dividends under the DRP.  The discount applies to purchases made by the DRP between February 1, 2010 and June 1, 2010.

The Company has a stock compensation plan for its employees (the Employee Stock Compensation Plan). The Company maintains an escrow account for 93,415 shares of the Company's common stock for the Employee Stock Compensation Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted

Index

Stock Plan is 300,000 shares. As of December 31, 2009, there are 248,405 shares available for future awards under the 2008 Restricted Stock Plan.

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.  In 2009, 1,554 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. As of December 31, 2009, there are 98,446 shares available for future grants under the Outside Director Stock Compensation Plan.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2004.  The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Middlesex Water Company, The Dow Jones Wilshire 5000 Index and a Peer Group

*$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.

** Peer group includes American States Water Company, American Water Works, Inc., Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., Southwest Water Company, York Water Company and the Company.

	December 31,
	2004	2005	2006	2007	2008	2009
Middlesex Water Company	100.00	94.80	106.20	110.40	104.40	111.90
Dow Jones Wilshire 5000	100.00	106.90	123.20	130.10	81.60	105.00
Peer Group	100.00	130.50	130.90	125.80	120.30	120.60

Index

Item 6.	Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands Except per Share Data)

	2009	2008	2007	2006	2005
Operating Revenues	$91,243	$91,038	$86,114	$81,061	$74,613
Operating Expenses:
Operations and Maintenance	52,348	48,929	46,240	43,345	42,156
Depreciation	8,559	7,922	7,539	7,060	6,460
Other Taxes	10,175	10,168	9,664	9,338	8,779
Total Operating Expenses	71,082	67,019	63,443	59,743	57,395
Operating Income	20,161	24,019	22,671	21,318	17,218
Other Income, Net	1,726	1,302	1,527	774	740
Interest Charges	6,750	7,057	6,619	7,012	6,245
Income Taxes	5,160	6,056	5,736	5,041	3,237
Net Income	9,977	12,208	11,843	10,039	8,476
Preferred Stock Dividend	208	218	248	248	251
Earnings Applicable to Common Stock	$9,769	$11,990	$11,595	$9,791	$8,225
Earnings per Share:
Basic	$0.73	$0.90	$0.88	$0.83	$0.72
Diluted	$0.72	$0.89	$0.87	$0.82	$0.71
Average Shares Outstanding:
Basic	13,454	13,317	13,203	11,844	11,445
Diluted	13,716	13,615	13,534	12,175	11,784
Dividends Declared and Paid	$0.713	$0.703	$0.693	$0.683	$0.673
Total Assets	$458,086	$440,000	$392,675	$370,267	$324,383
Convertible Preferred Stock	$2,273	$2,273	$2,856	$2,856	$2,856
Long-term Debt	$124,910	$118,217	$131,615	$130,706	$128,175

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management’s Overview

Operations

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes, since November 2009.  We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries.  We are regulated as to rates charged to customers for water and wastewater

Index

services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 59,800 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our Bayview subsidiary provides water services in Downe Township, New Jersey.  Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance programs called LineCareSM and LineCare+SM, respectively.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 33,200 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 1,900 residential retail customers. Tidewater’s subsidiary, White Marsh, services an additional 7,200 customers in Kent and Sussex Counties through 68 operations and maintenance contracts. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

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

Rates

Middlesex - On August 17, 2009, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by 26.03%, or $15.1 million.  The request was made necessary by increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns as well as capital investment of approximately $39.0 million since Middlesex’s last rate filing in April of 2007.  Discovery by the intervening parties has begun.  We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.  A decision by the NJBPU is expected by the second quarter of 2010.

On July 1, 2009, Middlesex implemented a NJBPU approved PWAC in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

Tidewater - On January 26, 2009, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by 32.54%, which was necessitated by increased costs of operations, maintenance and taxes, as well as capital investment since Tidewater’s last rate filing in April of 2006.  On September 9, 2009, the DEPSC approved a base rate settlement that had been reached amongst the parties that reflects an overall increase of 14.95%.  This rate increase approval is expected to generate additional annual revenues of $3.0 million based on a 10.0% return on common equity.

Index

Effective January 1, 2009, Tidewater received approval from the DEPSC to increase their DSIC from 2.94% to 5.25%.  DSIC is a DEPSC approved rate that allows water utilities to recover their investment in non-revenue producing capital improvements to the water system in between base rate increase requests.  As of March 27, 2009, this rate was set to zero in conjunction with interim rates approved in the base rate case described above.  On December 22, 2009, Tidewater received approval from the DEPSC to increase their DSIC from 0% to 1.11% effective January 1, 2010.

Southern Shores - In accordance with the tariff and underlying contract established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009. Under the terms of the contract the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Operating Results by Segment

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88%, 89% and 90% of total revenues, and 87%, 90% and 94% of net income for the years ended December 31, 2009, 2008 and 2007, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2009 Compared to 2008

	(Millions of Dollars)
	Years ended December 31,
		2009			2008
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$80.6	$10.6	$91.2	$81.1	$9.9	$91.0
Operations and maintenance	44.2	8.1	52.3	41.2	7.7	48.9
Depreciation	8.4	0.1	8.5	7.8	0.1	7.9
Other taxes	9.9	0.3	10.2	10.0	0.2	10.2
Operating income	$18.1	$2.1	$20.2	$22.1	$1.9	$24.0

Other income, net	1.4	0.3	1.7	0.9	0.4	1.3
Interest expense	6.5	0.2	6.7	7.0	0.1	7.1
Income taxes	4.3	0.9	5.2	5.0	1.0	6.0
Net income	$8.7	$1.3	$10.0	$11.0	$1.2	$12.2

Operating Revenues

Operating revenues for the year ended December 31, 2009 increased $0.2 million from the same period in 2008.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System decreased $1.6 million, primarily as a result of lower water consumption across our residential, commercial and industrial customer classes. We experienced a $1.9

Index

million decline in water use by our general retail metered customers compared to the same period in 2008. This lower water consumption was attributable to unfavorable weather as compared to prior years as well as decreased demand by our large commercial and industrial customers.  We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely.  Increased revenues of $0.4 million from the PWAC implemented on July 1, 2009, offset some of the consumption revenue decline.  All other factors affecting Middlesex system revenues accounted for a $0.1 million decrease in revenues.
•
Revenues in our Tidewater system increased $1.4 million. Revenue of $1.6 million from increased rates helped to mitigate consumption revenue decreases of $0.8 million, largely attributable to those same weather and usage patterns described above.   New customer growth and other fees added $0.4 million of revenue.  All other factors affecting Tidewater system revenues accounted for a $0.2 million increase in revenues.

•
USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.5 million higher than the same period in 2008, due mostly to higher pass-through charges and scheduled management fee increases.

•	All other operations accounted for a decrease of $0.1 million in revenues.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2009 increased $3.4 million from the same period in 2008. This increase was primarily related to the following factors:

•
Labor costs at our regulated entities increased $0.9 million in 2009 as compared to 2008, primarily due to increases in wages and resources necessary to meet the growing needs of our Delaware service territory and increased overtime incurred in connection with a higher incidence of water main breaks and system maintenance in our Middlesex system.

•
Chemical and residuals disposal expenses increased by $0.8 million in 2009 as compared to 2008.  Although unfavorable weather patterns and economic conditions resulted in a decline in water production in our New Jersey and Delaware systems, costs for chemicals and residuals disposal increased due to a combination of unit cost disposal rate increases and lower quality of untreated water, as influenced by abnormally high rainfall during 2009.

•
Purchased water costs in our Middlesex system increased $0.5 million in 2009 as compared to 2008, primarily due to the full year’s effect of our suppliers’ rate increases that went into effect in the fourth quarter of 2008.

•
Employee retirement benefit plan expenses increased $0.4 million, primarily resulting from increased qualified employee retirement benefit plan expenses of $1.2 million, largely attributable to the investment performance of the benefit plans’ assets, offset by a decrease of $0.8 million in life insurance program expenses due to market fluctuations in the cash surrender value of life insurance policies.

•	Uncollectible accounts expense increased $0.4 million in 2009 as compared to 2008, resulting from current economic conditions.
•	Operating costs for USA-PA increased $0.3 million, which are recovered under the pass-through mechanism in the contract.
•	All other operating and maintenance expense categories increased $0.1 million in 2009 as compared to 2008.

Depreciation

Depreciation expense for the year ended December 31, 2009 increased $0.6 million from the same period in 2008 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes remained consistent with 2008, generally reflecting decreased taxes on lower taxable gross revenues offset by increased payroll and real estate taxes.

Other Income, net

Other Income, net for the year ended December 31, 2009 increased $0.4 million from the same period in 2008, primarily due to increased Allowance for Funds Used During Construction from higher capitalized interest resulting from our ongoing capital program.

Interest Expense

Interest expense for the year ended December 31, 2009 decreased $0.4 million from the same period in 2008.  This decrease was primarily related to the following factors:
•	Interest expense on long term debt decreased $0.5 million in 2009 as compared to 2008, primarily resulting from lower average long-term debt outstanding in 2009.
•
Other interest expense increased $0.1 million in 2009 as compared to 2008, primarily due to increased interest costs from higher average short-term debt outstanding in 2009 ($40.0 million) as compared to 2008 ($16.4 million) offset by decreased interest costs from lower average short term debt interest rates in 2009 (1.73%) as compared to 2008 (3.69%).

Income Taxes

Income taxes for the year ended December 31, 2009 decreased $0.8 million as compared to 2008, primarily resulting from decreased operating income in 2009 as compared to 2008.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2009 decreased $2.2 million from the same period in 2008. Basic earnings per share decreased to $0.73 in 2009 as compared to $0.90 in 2008.  Diluted earnings per share decreased to $0.72 in 2009 as compared to $0.89 in 2008.

Index

Results of Operations in 2008 Compared to 2007

	(Millions of Dollars)
	Years ended December 31,
		2008			2007
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$81.1	$9.9	$91.0	$77.1	$9.0	$86.1
Operations and maintenance	41.2	7.7	48.9	38.8	7.4	46.2
Depreciation	7.8	0.1	7.9	7.4	0.1	7.5
Other taxes	10.0	0.2	10.2	9.5	0.2	9.7
Operating income	$22.1	$1.9	$24.0	$21.4	$1.3	$22.7

Other income (expense)	0.9	0.4	1.3	1.5	-	1.5
Interest expense	7.0	0.1	7.1	6.6	-	6.6
Income taxes	5.0	1.0	6.0	5.2	0.6	5.8
Net income	$11.0	$1.2	$12.2	$11.1	$0.7	$11.8

Operating Revenues

Operating revenues for the year rose $4.9 million over the same period in 2007. This increase was primarily related to the following factors:

•
Revenues in our Middlesex system increased $4.2 million as a result of a 9.1% base rate increase implemented October 26, 2007.  Middlesex revenues decreased $1.1 million due to lower consumption by our customers during 2008.

•
Water sales improved $0.8 million in our Delaware water systems. We recorded additional revenue of $1.2 million as a result of an additional 12% base rate increase that was granted to Tidewater effective February 28, 2007, and DSIC rate increases of 1.62% and 2.94% that went into effect January 1, 2008 and July 1, 2008, respectively.  Fees charged for initial connection to our Delaware Water system were $0.4 million lower in 2008 as new residential and commercial development has slowed in our Delaware service territories.

•
USA-PA’s fees for managing the Perth Amboy water and wastewater systems were $0.5 million higher than the same period in 2007, due mostly to scheduled increases in the fixed fee component of the contract.

•	Revenues from our regulated wastewater operations in Delaware increased $0.2 million due to customer growth.
•	All other operations accounted for $0.3 million of additional revenues.

Operation and Maintenance Expense

Operation and maintenance expenses increased $2.7 million.  This increase was primarily related to the following factors:

•	Even though 2008 water production was lower than 2007 in our Middlesex and Tidewater systems, our expenses increased $0.3 million due to higher costs for water, electric power and chemicals.

Index

•	Labor and benefits costs increased $1.3 million, which includes $0.7 million recognized for employee benefits due to market fluctuations in the cash surrender value of life insurance policies.
•
The costs to operate our regulated wastewater facilities in Delaware increased $0.3 million due to acquisition of the Milton, Delaware municipal wastewater system during 2007 and an increased number of wastewater treatment facilities in operation in Delaware.

•	Costs for service claims under our LineCareSM program were $0.1 million higher due in part to a 9.4% increase in the number of subscribers in the program during 2008.
•	Operating costs for USA-PA increased $0.3 million due to higher pass-through charges.
•	All other expense categories increased $0.4 million.

Depreciation

Depreciation expense for 2008 increased by $0.4 million due to a higher level of utility plant in service.

Other Taxes

Other taxes increased by $0.5 million generally reflecting additional taxes on higher taxable gross revenues, payroll and real estate.

Other Income, Net

Other income was $0.2 million lower than 2007, primarily due to one-time gains recorded in 2007 on two transactions related to assets no longer used in our operations.

Interest Expense

Interest expense increased by $0.4 million as a result of a higher level of average short-term debt outstanding when compared to 2007.

Income Taxes

Income tax expense based on our current year operating results was $0.2 million higher than 2007 and reflects increased revenues due to higher water rates in New Jersey and Delaware.

Net Income and Earnings Per Share

Net income increased to $12.2 million from $11.8 million in the prior year, and basic earnings per share increased from $0.88 to $0.90. Diluted earnings per share increased from $0.87 to $0.89.

Outlook

Our revenues are expected to increase in 2010 from the full year’s effect of rate increases granted to Tidewater in September 2009, the January 1, 2010 Tidewater DSIC rate implementation and an anticipated rate increase for Middlesex.  There can be no assurances however, that the NJBPU will grant Middlesex’s filed rate increase request in whole or in part.

Index

Revenues and earnings will also be influenced by weather. Changes in these factors, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests.  We continue to implement plans to streamline operations and reduce operating costs.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  We are unable to determine when these customers’ water demands may return to previous levels, or if a reduced level of demand will continue indefinitely.  The decrease in demand by our commercial and industrial customers in our Middlesex system was one of the factors that required our rate increase petition with the NJBPU.  If water demand by our commercial and industrial customers in our Middlesex system does not return to previous levels and/or our proposed rate increase is not approved in whole or in part, our financial condition and results of operations could be negatively impacted.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of Preliminary Survey & Investigation costs that will not be currently recoverable in rates.  In addition, the impact of the depressed national and local economies on the residential housing market has resulted in the suspension of construction activities on the North Carolina water and wastewater facility we agreed to own and operate. We are not obligated to assume ownership of the facilities until completion of construction by the present owner and until homes are occupied and customers are connected. We entered into this agreement in 2008 and have invested approximately $0.6 million. Construction is expected to resume as demand for new residential housing improves and we continue to preserve our rights for recovery of our investment if the project does not move forward in a timeframe acceptable to us.

On February 3, 2010, the Company filed a petition with the NJBPU seeking approval to issue up to 2.0 million shares of common stock in the form of a follow-on offering during the second quarter of 2010.  The proceeds from the common stock offering will be used to retire short term debt.  We expect our level of short-term debt borrowing to decrease in 2010 as compared to 2009.

The return on assets held in our retirement benefit plans during 2009 resulted in an increase in the amount available to fund current and future obligations.  We expect this will help stabilize retirement plan benefit expenses and retirement plan cash contributions in 2010.

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that we believe complement existing capabilities and will ultimately increase shareholder value.

Liquidity and Capital Resources

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in results of operations.

For 2009, cash flows from operating activities decreased $0.9 million to $18.5 million. As described more fully in the Results of Operations section above, lower earnings was the primary reason for the decrease in cash flow.  The $18.5 million of net cash flow from operations enabled us to fund approximately 92% of our utility plant expenditures internally for the period, with the remainder funded by bank lines of credit and other loan commitments.

Index

For 2008, cash flows from operating activities increased $0.3 million to $19.4 million, as compared to the prior year. This increase was primarily attributable to higher net income and depreciation. The $19.4 million of net cash flow from operations enabled us to fund approximately 64% of our utility plant expenditures for the period internally, with the remainder funded with proceeds from equity issued under our Dividend Reinvestment Plan, long-term borrowings and short-term borrowings.

Increases in certain operating costs will impact our liquidity and capital resources. During 2009, we received rate relief for Middlesex, Tidewater and Southern Shores and we have filed for a base rate increase for Middlesex. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.  There is no certainty, however, that the NJBPU, DEPSC or PAPUC will approve any or all future requested increases.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings, and when market conditions are favorable, proceeds from sales of common stock under our DRP and offerings to the public.

The table below summarizes our estimated capital expenditures for the years 2010-2012.

	(Millions)
	2010	2011	2012	2010-2012
Mains	$11,105	$3,913	$3,831	$18,849
Service Lines	1,172	1,112	1,112	3,396
RENEW Program*	3,500	4,000	4,000	11,500
Information Technology Systems	4,638	424	272	5,334
Meters	2,502	2,440	2,440	7,382
Hydrants	641	524	591	1,756
Plant Improvements	8,606	10,333	17,578	36,517
Other General Infrastructure Needs	2,169	1,194	998	4,361
Total Estimated Capital Expenditures	$34,333	$23,940	$30,822	$89,095
* Program to clean and cement unlined mains in the Middlesex System

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2010, we plan on utilizing:
•	Internally generated funds
•	Proceeds from an anticipated common stock offering in the second quarter of 2010
•	Proceeds from the sale of common stock through the DRP
•
Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $4.1 million) and Delaware SRF loans (currently, $1.9 million) and, if available, proceeds from 2010 Delaware and New Jersey SRF programs. The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•	Funds available under a Tidewater DEPSC approved loan (up to $10.0 million available through June 30, 2010)
•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  As of December 31, 2009, we had $42.9 million outstanding against the lines of credit.

Index

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $53.0 million as of December 31, 2009. At December 31, 2009, the outstanding borrowings under these credit lines were $42.9 million at a weighted average interest rate of 1.53%.  In January 2010, the Company increased its available lines of credit to $58.0 million.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $40.0 million and $16.4 million at 1.73% and 3.69% for the years ended December 31, 2009 and 2008, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the Delaware SRF loan program during 2009 and expect to participate in the 2010 Delaware SRF program for up $1.1 million. We will also participate in the New Jersey SRF program in 2010 for up to $4.0 million.

In March 2009, Tidewater closed on a $22.0 million DEPSC approved loan and immediately used $7.0 million of the available funds to retire short-term debt. Terms for the new long-term debt include an interest rate of 6.59%, final maturity in April 2029 and equal principal payments over the life of the loan.  In June 2009, Tidewater borrowed $5.0 million at a rate of 7.05% with a final maturity in January 2030 and equal principal payments over the life of the loan. Tidewater can borrow the remaining $10.0 million in whole or in increments at its discretion until June 30, 2010, at an interest rate based on market conditions and with a maximum final maturity date of January 2030.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.3 million through the issuance of shares under the DRP during 2009. On December 23, 2009, the Company announced a 5% purchase discount for optional cash purchases and reinvested dividends under the DRP.  The discount applies to purchases made by the DRP between February 1, 2010 and June 1, 2010. As noted above, we anticipate issuing up to 2.0 million shares of common stock in the second quarter of 2010.

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

Index

The table below presents our known contractual obligations for the periods specified as of December 31, 2009.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$128.6	$3.7	$8.1	$8.3	$108.5
Notes Payable	42.9	42.9	-	-	-
Interest on Long-term Debt	95.0	6.2	12.0	11.3	65.5
Purchased Water Contracts	37.1	5.0	5.3	4.9	21.9
Wastewater Operations	43.4	4.3	9.0	9.5	20.6
Employee Retirement Plans (1)	5.0	5.0	-	-	-
Total	$352.0	$67.1	$34.4	$34.0	$216.5

(1) Amounts are not determinable after one year due to the volatility of factors we use to determine estimated future contributions to our employee retirement benefit plans, including market performance, discount rates, long term rates of return, healthcare cost trend rates, wage increases, participant eligibility and participant turnover.

Guarantees

USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement through June 30, 2018 (the Agreement). Under the Agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing.

In connection with the Agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. In 1998, as part of the Agreement negotiations with Perth Amboy, Middlesex agreed to guarantee debt service payments on one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2009, approximately $19.7 million of the Series C Serial Bonds remained outstanding.  To date, Middlesex has not had to fund any debt service obligations as guarantor.

We are obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. Our obligation in that case would be to pay scheduled debt service payments as they come due. If Middlesex funds any debt service obligations as guarantor, there is a provision in the agreement that requires Perth Amboy to reimburse us. There are other provisions in the agreement that we believe make it unlikely that we will be required to perform under the guarantee, such as scheduled annual rate increases for the water and wastewater services as well as rate increases due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

Index

Critical Accounting Policies and Estimates

The application of accounting policies and standards often requires the use of estimates, assumptions and judgments. The Company regularly evaluates these estimates, assumptions and judgments, including those related to the calculation of pension and postemployment benefits, unbilled revenues, and the recoverability of certain assets, including regulatory assets.  The Company bases its estimates, assumptions and judgments on historical experience and current operating environment.  Changes in any of the variables that are used for the Company’s estimates, assumptions and judgments may lead to significantly different financial statement results.

Our critical accounting policies are set forth below.

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America.  Middlesex and certain of its subsidiaries, which account for 88% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

In accordance with Regulatory Accounting, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment will require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future.

Revenues

Revenues from metered customers include amounts billed on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate and economic conditions. Differences between estimated revenues and actual billings are recorded in a subsequent period.

Revenues from unmetered customers are billed at a fixed tariff rate in advance at the beginning of each service period and are recognized in revenue ratably over the service period.

Revenues from the Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors and are not material, are recorded upon approval of the amount by Perth Amboy.

Postemployment Retirement Benefit Plans

The costs for providing postemployment retirement benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience.  Future postemployment retirement benefit plan obligations and expense will depend on future investment performance, changes in future discount rates and

Index

various other demographic factors related to the population participating in the Company’s postemployment retirement benefit plans, all of which can change significantly in future years.

We maintain a noncontributory defined benefit pension plan (Pension Benefits) which covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007.

The Company has a postretirement benefit plan other than pensions (Other Benefits) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

The allocation by asset category of postemployment employee benefit plan assets at December 31, 2009 and 2008 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2009	2008	2009	2008	Target	Range
Equity Securities	59.2%	49.5%	40.4%	25.7%	60%	30-65%
Debt Securities	36.4%	47.0%	49.5%	59.6%	38%	25-70%
Cash	4.1%	3.5%	9.0%	14.7%	2%	0-10%
Commodities	0.3%	-%	1.1%	-%	2%	0%
Total	100.0%	100.0%	100.0%	100.0%

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postemployment employee benefit plans’ future obligations as of December 31, 2009 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	5.95%	5.95%
Compensation Increase	3.50%	3.50%
Long-term Rate of Return	8.00%	7.50%

For 2009, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits and assumed a decline of 1.0% per year through 2012 and 0.5% per year through 2014, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2014.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postemployment employee benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	(4,833)	(482)
Discount Rate 1% Decrease	6,025	608

Index

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	(3,292)	(422)
Discount Rate 1% Decrease	4,192	577
Healthcare Cost Trend Rate 1% Increase	3,540	419
Healthcare Cost Trend Rate 1% Decrease	(2,833)	(323)

The discount rates used at our December 31 measurement date for determining future postemployment employee benefit plans’ obligations and costs are determined based on market rates for long-term, high-quality corporate bonds specific to our Pension Plan and Other Benefits Plan’s asset allocation. The expected long-term rate of return for Pension Plan and Other Benefits Plan assets is determined based on historical returns and our asset allocation.

Recent Accounting Standards

See Note 1(n) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $3.7 million of the current portion of 26 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Index

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middlesex Water Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 8, 2010

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)
		December 31,	December 31,
ASSETS		2009	2008
UTILITY PLANT:	Water Production	$113,124	$107,517
	Transmission and Distribution	293,269	283,759
	General	29,631	27,142
	Construction Work in Progress	17,547	11,653
	TOTAL	453,571	430,071
	Less Accumulated Depreciation	77,027	70,544
	UTILITY PLANT - NET	376,544	359,527

CURRENT ASSETS:	Cash and Cash Equivalents	4,278	3,288
	Accounts Receivable, net	10,616	9,510
	Unbilled Revenues	4,424	4,822
	Materials and Supplies (at average cost)	1,618	1,475
	Prepayments	1,109	1,481
	TOTAL CURRENT ASSETS	22,045	20,576

DEFERRED CHARGES	Unamortized Debt Expense	2,856	2,903
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,999	7,187
	Regulatory Assets	33,081	31,910
	Operations Contracts Fees Receivable	3,715	3,708
	Restricted Cash	5,266	7,049
	Non-utility Assets - Net	7,134	6,762
	Other	446	378
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,497	59,897
	TOTAL ASSETS	$458,086	$440,000

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$109,366	$107,726
	Retained Earnings	30,265	30,077
	TOTAL COMMON EQUITY	139,631	137,803
	Preferred Stock	3,373	3,375
	Long-term Debt	124,910	118,217
	TOTAL CAPITALIZATION	267,914	259,395

CURRENT	Current Portion of Long-term Debt	3,710	17,985
LIABILITIES:	Notes Payable	42,850	25,877
	Accounts Payable	4,348	5,689
	Accrued Taxes	5,686	7,781
	Accrued Interest	1,861	2,053
	Unearned Revenues and Advanced Service Fees	861	842
	Other	1,352	1,243
	TOTAL CURRENT LIABILITIES	60,668	61,470

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	20,806	22,089
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,303	1,382
	Accumulated Deferred Income Taxes	27,788	21,733
	Employee Benefit Plans	25,723	25,540
	Regulatory Liability - Cost of Utility Plant Removal	6,738	6,197
	Other	275	963
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	82,633	77,904

CONTRIBUTIONS IN AID OF CONSTRUCTION		46,871	41,231
	TOTAL CAPITALIZATION AND LIABILITIES	$458,086	$440,000

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Operating Revenues	$91,243	$91,038	$86,114

Operating Expenses:
Operations	47,770	44,782	42,117
Maintenance	4,578	4,147	4,123
Depreciation	8,559	7,922	7,539
Other Taxes	10,175	10,168	9,664

Total Operating Expenses	71,082	67,019	63,443

Operating Income	20,161	24,019	22,671

Other Income (Expense):
Allowance for Funds Used During Construction	1,001	667	537
Other Income	1,011	906	1,153
Other Expense	(286)	(271)	(163)

Total Other Income, net	1,726	1,302	1,527

Interest Charges	6,750	7,057	6,619

Income before Income Taxes	15,137	18,264	17,579

Income Taxes	5,160	6,056	5,736

Net Income	9,977	12,208	11,843

Preferred Stock Dividend Requirements	208	218	248

Earnings Applicable to Common Stock	$9,769	$11,990	$11,595

Earnings per share of Common Stock:
Basic	$0.73	$0.90	$0.88
Diluted	$0.72	$0.89	$0.87

Average Number of
Common Shares Outstanding :
Basic	13,454	13,317	13,203
Diluted	13,716	13,615	13,534

Cash Dividends Paid per Common Share	$0.713	$0.703	$0.693

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,977	$12,208	$11,843
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,217	8,530	8,176
Provision for Deferred Income Taxes and ITC	5,522	1,032	399
Equity Portion of AFUDC	(580)	(348)	(255)
Cash Surrender Value of Life Insurance	(387)	576	(271)
Gain on Disposal of Equity Investments	-	(86)	-
Gain on Sale of Real Estate	-	-	(267)
Stock Compensation Expense	386	288	273
Changes in Assets and Liabilities:
Accounts Receivable	(1,112)	(807)	(2,752)
Unbilled Revenues	398	(213)	(596)
Materials & Supplies	(143)	(270)	101
Prepayments	372	(118)	(134)
Other Assets	(564)	(351)	(9)
Accounts Payable	(1,341)	147	986
Accrued Taxes	(2,096)	206	941
Accrued Interest	(192)	137	36
Employee Benefit Plans	(354)	(1,146)	239
Unearned Revenue & Advanced Service Fees	19	84	157
Other Liabilities	(616)	(465)	224

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,506	19,404	19,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $421 in 2009, $319 in 2008 and $282 in 2007	(20,128)	(30,336)	(23,777)
Restricted Cash	456	(591)	444
Proceeds from Real Estate Dispositions	-	-	273

NET CASH USED IN INVESTING ACTIVITIES	(19,672)	(30,927)	(23,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(18,244)	(2,787)	(2,501)
Proceeds from Issuance of Long-term Debt	12,014	4,652	3,632
Net Short-term Bank Borrowings	16,973	19,627	6,250
Deferred Debt Issuance Expenses	(116)	(158)	(50)
Common Stock Issuance Expense	-	-	(15)
Restricted Cash	(25)	(40)	(12)
Proceeds from Issuance of Common Stock	1,251	1,187	1,147
Payment of Common Dividends	(9,582)	(9,353)	(9,141)
Payment of Preferred Dividends	(208)	(218)	(248)
Construction Advances and Contributions-Net	93	(128)	1,110

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,156	12,782	172
NET CHANGES IN CASH AND CASH EQUIVALENTS	990	1,259	(3,797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,288	2,029	5,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,278	$3,288	$2,029

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,264	$5,452	$8,960
Transfer of Equity Investment to Employee Retirement Benefit Plans	$-	$132	$-
Long term Debt Deobligation	$1,352	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,887	$6,864	$6,542
Interest Capitalized	$(421)	$(319)	$(282)
Income Taxes	$1,856	$5,205	$4,534

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(In thousands)

	December 31,	December 31,
	2009	2008
Common Stock, No Par Value
Shares Authorized -40,000
Shares Outstanding - 2009 - 13,519	$109,366	$107,726
2008 - 13,404
Retained Earnings	30,265	30,077
TOTAL COMMON EQUITY	139,631	137,803

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	100	102
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	3,373	3,375

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	2,581	2,695
6.25%, Amortizing Secured Note, due May 22, 2028	7,735	8,155
6.44%, Amortizing Secured Note, due August 25, 2030	5,787	6,067
6.46%, Amortizing Secured Note, due September 19, 2031	6,067	6,347
4.22%, State Revolving Trust Note, due December 31, 2022	622	657
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,687	3,689
3.49%, State Revolving Trust Note, due January 25, 2027	678	675
4.03%, State Revolving Trust Note, due December 1, 2026	903	939
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	625	660
0.00%, State Revolving Fund Bond, due September 1, 2021	436	500
3.64%, State Revolving Trust Note, due July 1, 2028	395	389
3.64%, State Revolving Trust Note, due January 1, 2028	132	140
6.59%, Amortizing Secured Note, due April 20, 2029	6,743	-
7.05%, Amortizing Secured Note, due January 20, 2030	5,000	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
6.40%, Series U, due February 1, 2009	-	15,000
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	483	538
4.25% to 4.63%, Series Y, due September 1, 2018	650	710
0.00%, Series Z, due September 1, 2019	1,118	1,230
5.25% to 5.75%, Series AA, due September 1, 2019	1,560	1,675
0.00%, Series BB, due September 1, 2021	1,447	1,566
4.00% to 5.00%, Series CC, due September 1, 2021	1,790	1,895
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due August 1, 2023	5,642	6,693
3.00% to 5.50%, Series FF, due August 1, 2024	6,935	8,025
0.00%, Series GG, due August 1, 2026	1,530	1,619
4.00% to 5.00%, Series HH, due August 1, 2026	1,810	1,880
0.00%, Series II, due August 1, 2027	1,619	1,708
3.40% to 5.00%, Series JJ, due August 1, 2027	1,690	1,750
0.00%, Series KK, due August 1, 2028	1,705	1,750
5.00% to 5.50%, Series LL, due August 1, 2028	1,750	1,750
SUBTOTAL LONG-TERM DEBT	128,620	136,202
Less: Current Portion of Long-term Debt	(3,710)	(17,985)
TOTAL LONG-TERM DEBT	$124,910	$118,217

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
 (In thousands)

				Accumulated
	Common	Common		Other
	Stock	Stock	Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2007	13,168	$104,248	$25,001	$94	$129,343

Net Income			11,843		11,843
Change in Value of Equity Investments, Net of $13 Income Tax				(25)	(25)
Comprehensive Income					11,818
Dividend Reinvestment & Common Stock Purchase Plan	61	1,147			1,147
Restricted Stock Award, Net - Employees	17	273			273
Cash Dividends on Common Stock			(9,141)		(9,141)
Cash Dividends on Preferred Stock			(248)		(248)
Common Stock Expenses			(15)		(15)
Other			1		1

Balance at December 31, 2007	13,246	105,668	27,441	69	133,178

Net Income			12,208		12,208
Change in Value of Equity Investments, Net of $36 Income Tax				(69)	(69)
Comprehensive Income					12,139
Dividend Reinvestment & Common Stock Purchase Plan	67	1,187			1,187
Conversion of $8 Covnvertible Preferred Stock	69	583			583
Restricted Stock Award, Net - Employees	22	288			288
Cash Dividends on Common Stock			(9,353)		(9,353)
Cash Dividends on Preferred Stock			(218)		(218)
Other			(1)		(1)
Balance at December 31, 2008	13,404	107,726	30,077	-	137,803

Net Income			9,977		9,977
Dividend Reinvestment & Common Stock Purchase Plan	84	1,254			1,254
Restricted Stock Award, Net - Employees	29	365			365
Restricted Stock Award - Board Of Directors	2	21			21
Cash Dividends on Common Stock			(9,582)		(9,582)
Cash Dividends on Preferred Stock			(208)		(208)
Other			1		1
Balance at December 31, 2009	13,519	$109,366	$30,265	$-	$139,631

See Notes to Consolidated Financial Statements.

Index

Middlesex Water Company

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Twin Lakes Utilities, Inc. (Twin Lakes).  Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania, through our wholly-owned subsidiary, Twin Lakes, since November 2009.  We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey, Delaware and Pennsylvania by the New Jersey Board of Public Utilities (NJBPU), Delaware Public Service Commission (DEPSC) and Pennsylvania Public Utilities Commission (PAPUC), respectively. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Certain reclassifications have been made to the prior year financial statements to conform with current period presentation.

(b) System of Accounts – Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU. Tidewater, TESI and Southern Shores maintain their accounts in accordance with DEPSC requirements.  Twin Lakes maintains its accounts in accordance with PAPUC requirements.

(c) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2009, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage.  The following table sets forth the range of depreciation rates for the

Index

major utility plant categories used to calculate depreciation for the years ended December 31, 2009, 2008 and 2007. These rates have been approved by the NJBPU, DEPSC or PAPUC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.87% - 5.04%	T&D – Mains	1.10% - 3.13%
Water Treatment	2.71% - 7.64%	T&D – Services	2.12% - 2.81%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%

Non-regulated fixed assets consist primarily of office buildings, furniture and fixtures, and transportation equipment. These assets are recorded at original cost and depreciation is calculated based on the estimated useful lives, ranging from 3 to 40 years.

(e) Preliminary Survey and Investigation (PS&I) Costs – In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant.  If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as a charge to the income statement at that time.

(f) Customers’ Advances for Construction (CAC) – Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties.   These contributions are recorded as CAC. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant.  After all refunds are made, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction (CIAC) – CIAC include direct non-refundable contributions of water utility plant and/or cash and the portion of CAC that becomes non-refundable.

CAC and CIAC are not depreciated in accordance with regulatory requirements.  In addition, these amounts reduce the investment base for purposes of setting rates.

(g) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2009, 2008 and 2007 approximately $1.0 million, $0.7 million and $0.5 million, respectively of AFUDC was added to the cost of construction projects.  AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rate for the years ended December 31, 2009, 2008 and 2007 for Middlesex and Tidewater is as follows:

	For The Year Ended December 31,
	2009		2008	2007
Middlesex	7.65%		7.65%	7.65%
Tidewater	8.24	%*	8.33%	7.94%
*8.33% through August 2009

Index

(h) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.4 million and $0.2 million at December 31, 2009 and December 31, 2008, respectively. Bad debt expense for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $0.2 million and $0.1 million, respectively.

(i) Revenues - General metered customer’s bills for regulated water service are typically comprised of two components; a fixed service charge and a volumetric or consumption charge. Revenues from general metered service water customers, except Tidewater fixed service charges, include amounts billed in arrears on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate and economic conditions. Actual billings may differ from our estimates. Tidewater customers are billed in advance for their fixed service charge and these revenues are recognized as the service is provided to the customer.

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

(j) Deferred Charges and Other Assets - Unamortized Debt Expense is amortized over the lives of the related issues. Restricted Cash represents proceeds from loans entered into through state financing programs and is held in trusts. The proceeds are restricted for specific capital expenditures and debt service requirements.

(k) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method.  Investment tax credits have been deferred and are amortized over the estimated useful life of the related property.  For more information on income taxes, see Note 3 – Income Taxes.

(l) Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(m) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ from those estimates.

(n) Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. Under the ASC, new standards will be issued in the form of Accounting Standards Updates (ASU).  This guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.

Index

Topic 320, Investments – Debt and Equity Securities
In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments”.  This guidance improves presentation and disclosures in financial statements for other-than-temporary impairments of debt and equity securities and expands on the factors companies should consider when evaluating debt securities for other-than-temporary impairments. The change is effective for interim and annual reporting periods ending after June 15, 2009.  This was adopted as of June 30, 2009, and had no effect on results of operations, cash flows or financial position.

Topic 715, Compensation – Retirement Benefits
In December 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets” which addresses employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including information related to a company’s:
•	plan assets
•	plan investment policies and strategies
•	significant concentrations of risk within plan assets, and
•	inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period.

The disclosures about plan assets are required for fiscal years ending after December 15, 2009.  This was adopted as of December 31, 2009, and had no effect on results of operations, cash flows or financial position.  Adoption of the guidance did require additional disclosures in Note 7 – Employee Benefit Plans.

Topic 820, Fair Value Measurements and Disclosures (ASC 820)
In September 2006, the FASB issued guidance on “Fair Value Measurements” (ASC 820), which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance was adopted January 1, 2008 for financial assets and financial liabilities and did not have a material impact on the Company’s financial statements.  In February 2008, the FASB issued further guidance which deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. This guidance was adopted as of January 1, 2009 and had no effect on results of operations, cash flows or financial position.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Fair value has been defined by FASB as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance provides additional information for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance was adopted as of June 30, 2009, and had no effect on results of operations, cash flows or financial position.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance was adopted as of June 30, 2009, and resulted in additional interim disclosures of the fair values of financial instruments in our Quarterly Reports on Form 10-Q, which previously had only been required annually. Adoption of this guidance resulted in no change to accounting policies and had no effect on results of operations, cash flows or financial position.

Index

In August 2009, the FASB issued ASU 2009-05. The update provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, the ASU affirms the use of other valuation techniques outlined in ASC 820. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance.  This guidance was adopted as of October 1, 2009, and had no effect on results of operations, cash flows or financial position.

Topic 855, Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions effective June 30, 2009, which had no effect on results of operations, cash flows or financial position.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America.  Middlesex and certain of its subsidiaries, which account for 88% of Operating Revenues and 98% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements.  In those instances, the Company follows the guidance provided in FASB ASC Topic 980 Regulated Operations (Regulatory Accounting).

In accordance with Regulatory Accounting, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment will require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future.  For additional information, see Note 2 – Rate and Regulatory Matters.

(p) Postemployment Employee Benefit Plans - We maintain a noncontributory defined benefit pension plan  which covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007.  The Company has a postretirement benefit plan other than pensions for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

The Company’s costs for providing postemployment employee benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience.  Postemployment employee benefit plan obligations and expense are determined based on investment performance, discount rates and various other demographic factors related to the population participating in the Company’s postemployment employee benefit plans, all of which can change significantly in future years. For more information on the Company’s Postemployment Employee Benefit Plans, see Note 7 – Employee Benefit Plans.

Note 2 - Rate and Regulatory Matters

Rate Matters

On January 26, 2009, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by 32.54%, which was necessitated by increased costs of operations, maintenance and taxes, as well as capital investment since Tidewater’s last rate filing in April of 2006.  On September 9, 2009, the DEPSC approved a base rate settlement that had been reached amongst the parties that reflects an overall increase of

Index

14.95%.  This rate increase approval is expected to generate additional annual revenues of $3.0 million based on a 10.0% return on equity.

On August 17, 2009, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by 26.03%, or $15.1 million.  The request was made necessary by increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns as well as capital investment of approximately $39.0 million since Middlesex’ last rate filing in April of 2007.  Discovery by the intervening parties has begun.  We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.  A decision by the NJBPU is not expected until the second quarter of 2010.

On July 1, 2009, Middlesex implemented a NJBPU approved Purchased Water Adjustment Clause (PWAC) in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

Effective January 1, 2009, Tidewater received approval from the DEPSC to increase their Distribution System Improvement Charge (DSIC) from 2.94% to 5.25%.  This rate was set to zero in conjunction with the interim rates approved in the base rate case described above.  On December 22, 2009, Tidewater received approval from the DEPSC to increase their DSIC from 0% to 1.11% effective January 1, 2010.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented on January 1, 2009.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

Effective December 18, 2008, Pinelands Water and Pinelands Wastewater implemented NJBPU approved base rate increases of 5.53% and 18.30%, respectively. These increases represent a total base rate increase of approximately $0.2 million for Pinelands to offset increased costs associated with the operation and maintenance of their systems.

Effective October 26, 2007, Middlesex received approval from the NJBPU for a 9.1%, or $5.0 million increase in its base water rates.  The increase was predicated on a rate base of $164.4 million and an authorized return on equity of 10.0%.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances.  These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2009	2008	Recovery Periods
Postretirement Benefits	$21,167	$20,679	Various
Income Taxes	11,356	10,905	Various
Tank Painting	168	189	3-7 years
Rate Cases and Other	390	137	Up to 2 years
Total	$33,081	$31,910

Index

Postretirement benefits include pension and other postretirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in Topic 715, Compensation – Retirement Benefits.  These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2009 and 2008, the Company has approximately $6.7 million and $6.2 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.7 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.  The Company expects to recover training costs of approximately $0.6 million associated with implementation of a new information technology system in future rates.   These deferred costs have been recorded in construction work in process as of December 31, 2009.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2009	2008	2007
Income Tax at Statutory Rate	$5,147	$6,253	$6,021
Tax Effect of:
Utility Plant Related	(247)	(725)	(595)
State Income Taxes – Net	339	309	350
Employee Benefits	(86)	202	(49)
Other	7	17	9
Total Income Tax Expense	$5,160	$6,056	$5,736

Index

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(208)	$4,651	$4,894
State	35	392	413
Deferred:
Federal	4,933	1,018	634
State	479	74	117
Investment Tax Credits	(79)	(79)	(322)
Total Income Tax Expense	$5,160	$6,056	$5,736

The statutory review period for income tax returns for the years prior to 2007 has been closed.  An examination by the Internal Revenue Service of the Federal income tax return for 2007 is currently underway.  An examination by the Internal Revenue Service of the Federal income tax returns for 2005 and 2006 was completed during 2008. The examination resulted in a net refund, including interest of approximately $0.1 million.  The tax refund was recorded to the appropriate current and deferred tax accounts and the interest was reported as other income.  In the event that there are interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions.  The Company is not aware of any uncertain tax positions that could result in a future tax liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.  The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2009	2008
Utility Plant Related	$31,942	$26,224
Customer Advances	(3,914)	(4,036)
Employee Benefits	217	(65)
Other	(457)	(390)
Total Deferred Tax Liability	$27,788	$21,733

Note 4 - Commitments and Contingent Liabilities

Guarantees - USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement (the Agreement) through June 30, 2018. Under the Agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2009, 2008 and 2007 were $8.2 million, $8.0 million and $7.8 million, respectively.  The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the Agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. In 1998, as part of Agreement negotiations, Middlesex agreed to guarantee debt service payments on one of those series of bonds, designated the Series C

Index

Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of December 31, 2009, approximately $19.7 million of the Series C Serial Bonds remained outstanding. To date, Middlesex has not had to fund any debt service obligations as guarantor.

We are obligated to perform under the guarantee in the event notice is received from the Series C Serial Bonds trustee of an impending debt service deficiency. Our obligation in that case would be to pay scheduled debt service payments as they come due. If Middlesex funds any debt service obligations as guarantor, there is a provision in the agreement that requires Perth Amboy to reimburse us. There are other provisions in the agreement that we believe make it unlikely that we will be required to perform under the guarantee, such as scheduled annual rate increases for water and wastewater services as well as rate increases due to unforeseen circumstances. In the event revenues from customers could not satisfy the reimbursement requirements, Perth Amboy has Ad Valorem taxing powers, which could be used to raise the needed amount.

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

Purchased water costs are shown below:

	Years Ended December 31,
	(Millions of Dollars)
Purchased Water	2009	2008	2007
Untreated	$2.4	$2.4	$2.4
Treated	2.6	2.1	2.1
Total Costs	$5.0	$4.5	$4.5

Construction –The Company may spend up to $34.3 million in 2010, $23.9 million in 2011 and $30.8 million in 2012 on its construction program.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Index

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2009 and 2008 is summarized below:

	(Millions of Dollars)
	2009	2008

Established Lines at Year-End	$53.0	$36.0
Maximum Amount Outstanding	44.2	25.9
Average Outstanding	40.0	16.4
Notes Payable at Year-End	42.9	25.9
Weighted Average Interest Rate	1.73%	3.69%
Weighted Average Interest Rate at Year-End	1.53%	2.30%

The maturity dates for the $42.9 million borrowings outstanding as of December 31, 2009 are: $7.0 million in January 2010, $7.0 million in February 2010 and $20.5 million in March 2010 and $8.4 million in April 2010.  In January 2010, the Company increased its’ available lines of credit to $58.0 million.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock
On February 3, 2010, the Company filed a petition with the NJBPU seeking approval to issue up to 2.0 million shares of its common stock in the form of a follow-on offering during the second quarter of 2010.  The proceeds from the common stock offering will be used to retire short term debt.

In June 2007, the number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) increased from 1,700,000 shares to 2,300,000 shares.  The cumulative number of shares issued under the DRP at December 31, 2009, is 1,794,801. On December 23, 2009, the Company announced a 5% purchase discount for optional cash purchases and reinvested dividends under the DRP.  The discount applies to purchases made by the DRP between February 1, 2010 and June 1, 2010.

The Company also has shares authorized and outstanding under a restricted stock plan, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.  In 2009, 1,554 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. As of December 31, 2009, there are 98,446 shares available for future awards under Outside Director Stock Compensation Plan.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.  At December 31, 2009, no preferred stock dividends were in arrears.

Index

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2009 and 2008, 31,873 and 31,898 shares of preferred stock presently authorized were outstanding and there were no dividends in arrears.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of preferred stock have been paid or set aside for payment. All such preferred dividends have been paid. In addition, if Middlesex were to liquidate, holders of preferred stock would be paid back the stated value of their preferred shares before any distributions could be made to common stockholders.

The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for twelve shares of the Company's common stock.  In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair market value of twelve shares of the Company's common stock for each share of convertible stock redeemed. During 2009, the Company repurchased 25 shares of the $7.00 Series Cumulative and Convertible Preferred Stock.

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

Long-term Debt

On March 2009, Tidewater closed on a $22.0 million DEPSC approved loan and immediately borrowed $7.0 million at a rate of 6.59% with a final maturity in April 2029. In June 2009, Tidewater borrowed $5.0 million at a rate of 7.05% with a final maturity in January 2030. Tidewater can borrow the remaining $10.0 million in whole or in increments at its discretion until June 30, 2010, at an interest rate based on market conditions and with a maximum final maturity date of January 2030.

In November 2008, Middlesex issued $3.5 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) program. The Company closed on the first mortgage bonds designated as Series KK and LL on November 8, 2008.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates. Principal repayments for all series of the Company’s long-term debt extend beyond 2014.  The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

(Millions of Dollars)
Year	Annual Maturities
2010	$3.7
2011	$4.0
2012	$4.1
2013	$4.1
2014	$4.2

Index

The weighted average interest rate on all long-term debt at December 31, 2009 and 2008 was 5.16% and 5.15%, respectively. Except for the Amortizing Secured Notes and Series U First Mortgage Bonds, which was repaid in 2009, all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the New Jersey Environmental Infrastructure Trust (NJEIT) program ($30.8 million) and the Delaware SRF program ($6.4 million).

Restricted cash includes proceeds from the Series Y, AA, BB, CC, EE, FF, GG, HH, II, JJ, KK and LL First Mortgage Bonds and State Revolving Trust Bonds issuances. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. Series KK and LL proceeds can only be used for the 2010 main cleaning and cement lining program.  All other bond issuance balances in restricted cash are for debt service requirements.

Due to expenditures being less than anticipated on our Series EE and FF NJEIT SRF loan programs, in 2009, the NJEIT deobligated $1.4 million of principal payments on those Series.  As a result of this transaction, long-term debt and restricted cash decreased $1.4 million.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2009.  Basic EPS is computed on the basis of the weighted average number of shares outstanding.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2009		2008		2007
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$9,977	13,454	$12,208	13,317	$11,843	13,203
Preferred Dividend	(208)		(218)		(248)
Earnings Applicable to Common Stock	$9,769	13,454	$11,990	13,317	$11,595	13,203
Basic EPS	$0.73		$0.90		$0.88
Diluted:
Earnings Applicable to Common Stock	$9,769	13,454	$11,990	13,317	$11,595	13,203
$7.00 Series Dividend	97	166	97	167	97	167
$8.00 Series Dividend	56	96	66	131	96	164
Adjusted Earnings Applicable to Common Stock	$9,922	13,716	$12,153	13,615	$11,788	13,534
Diluted EPS	$0.72		$0.89		$0.87

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair

Index

value of the Company’s long-term debt relating to First Mortgage and SRF bonds is based on quoted market prices for similar issues.  The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	At December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$87,230	$84,429	$105,290	$95,171
State Revolving Bonds	$1,061	$1,091	$1,160	$1,170

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $40.3 million and $29.8 million at December 31, 2009 and 2008, respectively. Customer advances for construction have a carrying amount of $20.8 million and $22.1 million at December 31, 2009 and 2008, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits
The Company’s Pension Plan covers substantially all employees with more than 1,000 hours of service. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers.  The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2009 and 2008 was $30.8 million and $27.5 million, respectively.

Other Benefits
The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting statement of Financial Accounting Standard No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory asset related to this transition obligation at December 31, 2009 and 2008 was $0.3 million and $0.4 million, respectively.

Regulatory Treatment of Over/Underfunded Pension and Postretirement Obligations
Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of FASB ASC Topic 980 Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in Topic 980, the Company records underfunded Pension Plan and Other Benefits Plan obligations, which

Index

otherwise would be recognized as Other Comprehensive Income under  Topic 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s pension plans and other postretirement benefits for 2009 and 2008.

	December 31,
	(Thousands of Dollars)
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in Projected Benefit Obligation:
Beginning Balance	$34,352	$30,167	$18,771	$15,067
Service Cost	1,372	1,248	891	775
Interest Cost	2,101	1,950	1,086	1,010
Actuarial Loss	2,217	2,637	2,508	2,420
Benefits Paid	(1,731)	(1,650)	(520)	(501)
Ending Balance	$38,311	$34,352	$22,736	$18,771
Change in Fair Value of Plan Assets:
Beginning Balance	$20,036	$24,568	$7,239	$7,025
Actual Return on Plan Assets	4,110	(5,390)	1,066	(1,085)
Employer Contributions	2,883	2,508	1,895	1,800
Benefits Paid	(1,731)	(1,650)	(520)	(501)
Ending Balance	$25,298	$20,036	$9,680	$7,239

Funded Status	$(13,013)	$(14,316)	$(13,056)	$(11,532)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(346)	(308)	-	-
Noncurrent Liability	(12,667)	(14,008)	(13,056)	(11,532)
Net Liability Recognized	$(13,013)	$(14,316)	$(13,056)	$(11,532)

	Years Ended December 31,
	(Thousands of Dollars)
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$1,372	$1,248	$1,296	$891	$775	$821
Interest Cost	2,101	1,950	1,807	1,086	1,010	895
Expected Return on Plan Assets	(1,602)	(1,938)	(1,819)	(595)	(581)	(481)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial Loss	615	-	75	493	287	337
Amortization of Prior Service Cost	10	10	10	-	-	-
Net Periodic Benefit Cost	$2,496	$1,270	$1,369	$2,010	$1,626	$1,707

Index

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2010 are as follows:

	(Thousands of Dollars)
	Pension Benefits	Other Benefits
Actuarial Loss	$506	$531
Prior Service Cost	10	-
Transition Obligation	-	135

The discount rate and compensation increase rate for determining our postemployment employee benefit plans’ benefit obligations and costs as of December 31, 2009, 2008 and 2007, respectively, are as follows:

	Pension			Other
	Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Weighted Average Assumptions:
Expected Return on Plan Assets	8.00%	8.00%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	5.95%	6.17%	6.59%	5.95%	6.12%	6.59%
Benefit Cost	6.17%	6.59%	5.89%	6.12%	6.59%	5.89%
Compensation Increase for:
Benefit Obligation	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Benefit Cost	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The compensation increase assumption for Other Benefits is attributable to life insurance provided to qualifying employees upon their retirement.  The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

For 2009, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits and assumed a decline of 1.0% per year through 2012 and 0.5% per year through 2014, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2014.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$419	$(323)
Effect on Projected Benefit Obligation	$3,540	$(2,833)

Index

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Benefits	Other Benefits
2010	$1,748	$605
2011	1,761	665
2012	1,769	737
2013	1,872	816
2014	1,878	905
2015-2019	10,265	5,807
Totals	$19,293	$9,535

Benefit Plans Assets
The allocation of plan assets at December 31, 2009 and 2008 by asset category is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2009	2008	2009	2008	Target	Range
Equity Securities	59.2%	49.5%	40.4%	25.7%	60%	30-65%
Debt Securities	36.4%	47.0%	49.5%	59.6%	38%	25-70%
Cash	4.1%	3.5%	9.0%	14.7%	2%	0-10%
Commodities	0.3%	-%	1.1%	-%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.7 million (2.7% of total plan assets) and $0.7 million (3.4 % of total plan assets) at December 31, 2009 and 2008, respectively.

Fair Value Measurements
Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described as follows:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted market prices for identical assets or liabilities in accessible active markets.
•
Level 2 – Inputs to the valuation methodology that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of

Index

the assets or liabilities.  If the asset or liability has a specified contractual term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•	Level 3- Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Certain investments in cash and cash equivalents, equity securities, and commodities are valued based on quoted market prices in active markets and are classified as Level 1 investments.  Certain investments in cash and cash equivalents, equity securities and fixed income securities are valued using prices received from pricing vendors that utilize observable inputs and are therefore classified as Level 2 investments.

The following table presents Middlesex’s pension plan and other benefits plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2009:

	(Thousands of Dollars)
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Equity Securities	$10,515	$4,467	-	$14,982
Fixed Income Securities	-	9,198	-	9,198
Cash and Cash Equivalents	435	598	-	1,033
Commodities	85	-	-	85
Total	$11,035	$14,263	-	$25,298

Other Benefits Plan Assets
Equity Securities	$3,913	$-	-	$3,913
Fixed Income Securities	-	4,792	-	4,792
Cash and Cash Equivalents	-	873	-	873
Commodities	102	-	-	102
Total	$4,015	$5,665	-	$9,680

Benefit Plans Contributions
For the pension plan, Middlesex made total cash contributions of $2.9 million in 2009 and expects to make cash contributions of approximately $3.0 million in 2010.

For the postretirement health benefit plan, Middlesex made total cash contributions of $1.9 million in 2009 and expects to make contributions of approximately $2.0 million in 2010.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%.  The Company’s matching contributions were $0.5 million for each of the years ended December 31, 2009 and 2008 and $0.4 million for the year ended December 31, 2007.

For those employees hired after March 31, 2007 and still employed on December 31, 2009, the Company approved and funded discretionary contribution of $0.1 million that was based on 2.5% of eligible 2009 compensation.  For the years ended December 31, 2008 and 2007, the Company made discretionary contributions of $0.1 million, respectively, for those employees hired after March 31, 2007.

Index

Stock-Based Compensation
The Company has a stock compensation plan for its employees (the Employee Stock Compensation Plan). The Company maintains an escrow account for 93,415 shares of the Company's common stock for the Employee Stock Compensation Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 300,000 shares, for which there remains 248,405 unissued shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2007	64	$796

Granted	18	344	$19.10
Vested	(10)
Forfeited	(1)	(3)
Amortization of Compensation Expense		(276)
Balance, December 31, 2007	71	$861

Granted	22	377	$17.30
Vested	(12)
Forfeited		(5)
Amortization of Compensation Expense		(305)
Balance, December 31, 2008	81	$928

Granted	30	448	$15.11
Vested	(17)
Forfeited	(1)	(6)
Amortization of Compensation Expense		(380)
Balance, December 31, 2009	93	$990

The fair value of vested restricted shares was $0.2 million for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

Note 8 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey, Delaware and Pennsylvania. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey, Delaware and Pennsylvania with respect to utility service within these

Index

states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2009	2008	2007
Revenues:
Regulated	$80,910	$81,118	$77,113
Non – Regulated	10,857	10,327	9,392
Inter-segment Elimination	(524)	(407)	(391)
Consolidated Revenues	$91,243	$91,038	$86,114

Operating Income:
Regulated	$18,117	$22,132	$21,351
Non – Regulated	2,044	1,887	1,320
Consolidated Operating Income	$20,161	$24,019	$22,671

Depreciation:
Regulated	$8,401	$7,798	$7,408
Non – Regulated	158	124	131
Consolidated Depreciation	$8,559	$7,922	$7,539

Other Income, Net:
Regulated	$1,565	$1,077	$1,643
Non – Regulated	337	387	-
Inter-segment Elimination	(176)	(162)	(116)
Consolidated Other Income, Net	$1,726	$1,302	$1,527

Interest Expense:
Regulated	$6,733	$6,981	$6,619
Non – Regulated	193	238	116
Inter-segment Elimination	(176)	(162)	(116)
Consolidated Interest Charges	$6,750	$7,057	$6,619

Net Income:
Regulated	$8,652	$10,976	$11,120
Non – Regulated	1,325	1,232	723
Consolidated Net Income	$9,977	$12,208	$11,843

Capital Expenditures:
Regulated	$20,104	$29,095	$23,433
Non – Regulated	24	1,241	344
Total Capital Expenditures	$20,128	$30,336	$23,777

	As of December 31, 2009	As of December 31,2008
Assets:
Regulated	$451,734	$433,109
Non – Regulated	11,022	11,537
Inter-segment Elimination	(4,670)	(4,646)
Consolidated Assets	$458,086	$440,000

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2009 and 2008 are as follows:

	(Thousands of Dollars, Except per Share Data)
2009	1st	2nd	3rd	4th	Total
Operating Revenues	$20,583	$23,083	$25,498	$22,079	$91,243
Operating Income	3,002	5,547	7,324	4,288	20,161
Net Income	1,361	2,846	4,027	1,743	9,977
Basic Earnings per Share	$0.10	$0.21	$0.30	$0.12	$0.73
Diluted Earnings per Share	$0.10	$0.21	$0.29	$0.12	$0.72

2008	1st	2nd	3rd	4th	Total

Operating Revenues	$20,855	$23,035	$25,653	$21,495	$91,038
Operating Income	4,347	6,825	8,384	4,463	24,019
Net Income	2,004	3,565	4,715	1,924	12,208
Basic Earnings per Share	$0.15	$0.26	$0.35	$0.14	$0.90
Diluted Earnings per Share	$0.15	$0.26	$0.35	$0.13	$0.89

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months.

Index

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2009. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:
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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Iselin, New Jersey
March 8, 2010

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related statements of income, common stockholders’ equity and comprehensive income, and cash flows of Middlesex Water Company, and our report dated March 8, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 8 2010

Index

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this annual report:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2009.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2009 and 2008.

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2009.

Notes to Consolidated Financial Statements.

Index

2.	Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3,	Exhibits

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
Dennis W. Doll
President, Chief Executive Officer and Director

Date:  March 8, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March 8, 2010.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ J. Richard Tompkins
J. Richard Tompkins
Chairman of the Board and Director

By:	/s/ Annette Catino
Annette Catino
Director

By:	/s/ John C. Cutting
John C. Cutting
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ John R. Middleton, M.D.
John R. Middleton, M.D.
Director

By:	/s/ John P. Mulkerin
John P. Mulkerin
Director

By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director

By:	/s/ Jeffries Shein
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

10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.13(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll), filed as Exhibit 10.13(a) of the 2008 Form 10-K.
(t)10.13(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor), filed as Exhibit 10.13(b) of the 2008 Form 10-K.
(t)10.13(c)	Change in Control Termination Agreement between Middlesex Water Company and Ronald F. Williams), filed as Exhibit 10.13(c) of the 2008 Form 10-K.
(t)10.13(d)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi), filed as Exhibit 10.13(d) of the 2008 Form 10-K.
(t)10.13(e)	Change in Control Termination Agreement between Middlesex Water Company and Kenneth J. Quinn), filed as Exhibit 10.13(e) of the 2008 Form 10-K.
(t)10.13(f)	Change in Control Termination Agreement between Middlesex Water Company and James P. Garrett), filed as Exhibit 10.13(f) of the 2008 Form 10-K.
(t)10.13(g)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito), filed as Exhibit 10.13(g) of the 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.13(h)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler), filed as Exhibit 10.13(h) of the 2008 Form 10-K.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
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

10.17
Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee.  Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the 1998 Third Quarter Form 10-Q.

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

10.28
Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., Dated March 19, 2009, filed as Exhibit No. 10.28 of the 2009 First Quarter Form 10-Q.

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

10.34	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the 2008 Form 10-K.
10.35
Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ),  filed as Exhibit 10.35 of the 2008 Form 10-K.

10.36	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
*.21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.