Form 10-Q
period 2010-03-31
MIDDLESEX WATER CO
filed 2010-05-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐           No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 6, 2010: Common Stock, No Par Value: 13,573,813 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009

Operating Revenues	$21,645	$20,583

Operating Expenses:
Operations	11,915	11,855
Maintenance	1,679	1,188
Depreciation	2,204	2,086
Other Taxes	2,559	2,452

Total Operating Expenses	18,357	17,581

Operating Income	3,288	3,002

Other Income (Expense):
Allowance for Funds Used During Construction	294	241
Other Income	170	178
Other Expense	(17)	(10)

Total Other Income, net	447	409

Interest Charges	1,424	1,392

Income before Income Taxes	2,311	2,019

Income Taxes	751	658

Net Income	1,560	1,361

Preferred Stock Dividend Requirements	52	52

Earnings Applicable to Common Stock	$1,508	$1,309

Earnings per share of Common Stock:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

Average Number of Common Shares Outstanding:
Basic	13,538	13,413
Diluted	13,801	13,676

Cash Dividends Paid per Common Share	$0.1800	$0.1775

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		March 31,	December 31,
ASSETS		2010	2009
UTILITY PLANT:	Water Production	$113,527	$113,124
	Transmission and Distribution	295,563	293,269
	General	32,434	29,631
	Construction Work in Progress	17,396	17,547
	TOTAL	458,920	453,571
	Less Accumulated Depreciation	78,957	77,027
	UTILITY PLANT - NET	379,963	376,544

CURRENT ASSETS:	Cash and Cash Equivalents	6,838	4,278
	Accounts Receivable, net	9,692	10,616
	Unbilled Revenues	4,144	4,424
	Materials and Supplies (at average cost)	1,621	1,618
	Prepayments	1,098	1,109
	TOTAL CURRENT ASSETS	23,393	22,045

DEFERRED CHARGES	Unamortized Debt Expense	2,817	2,856
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,236	6,999
	Regulatory Assets	32,903	33,081
	Operations Contracts Fees Receivable	3,715	3,715
	Restricted Cash	5,205	5,266
	Non-utility Assets - Net	7,158	7,134
	Other	381	446
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	59,415	59,497
	TOTAL ASSETS	$462,771	$458,086

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$110,051	$109,366
	Retained Earnings	29,336	30,265
	TOTAL COMMON EQUITY	139,387	139,631
	Preferred Stock	3,373	3,373
	Long-term Debt	133,832	124,910
	TOTAL CAPITALIZATION	276,592	267,914

CURRENT	Current Portion of Long-term Debt	4,065	3,710
LIABILITIES:	Notes Payable	37,400	42,850
	Accounts Payable	3,559	4,348
	Accrued Taxes	8,242	5,686
	Accrued Interest	883	1,861
	Unearned Revenues and Advanced Service Fees	871	861
	Other	1,173	1,352
	TOTAL CURRENT LIABILITIES	56,193	60,668

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,658	20,806
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,284	1,303
	Accumulated Deferred Income Taxes	28,202	27,788
	Employee Benefit Plans	25,484	25,723
	Regulatory Liability - Cost of Utility Plant Removal	6,887	6,738
	Other	223	275
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	82,738	82,633

CONTRIBUTIONS IN AID OF CONSTRUCTION		47,248	46,871
	TOTAL CAPITALIZATION AND LIABILITIES	$462,771	$458,086

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Years Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,560	$1,361
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,404	2,236
Provision for Deferred Income Taxes and ITC	328	325
Equity Portion of AFUDC	(181)	(129)
Cash Surrender Value of Life Insurance	103	51
Stock Compensation Expense	85	77
Changes in Assets and Liabilities:
Accounts Receivable	924	511
Unbilled Revenues	280	463
Materials & Supplies	(3)	(5)
Prepayments	11	488
Other Assets	(221)	(311)
Accounts Payable	(789)	(732)
Accrued Taxes	2,556	1,639
Accrued Interest	(978)	(1,166)
Employee Benefit Plans	30	673
Unearned Revenue & Advanced Service Fees	10	(30)
Other Liabilities	(192)	344

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,927	5,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $113 in 2010, $112 in 2009	(5,449)	(5,976)
Restricted Cash	61	116

NET CASH USED IN INVESTING ACTIVITIES	(5,388)	(5,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(723)	(15,541)
Proceeds from Issuance of Long-term Debt	10,000	7,013
Net Short-term Bank (Repayments)/Borrowings	(5,450)	11,133
Deferred Debt Issuance Expenses	(1)	(125)
Restricted Cash	-	(14)
Proceeds from Issuance of Common Stock	600	297
Payment of Common Dividends	(2,436)	(2,380)
Payment of Preferred Dividends	(52)	(52)
Construction Advances and Contributions-Net	83	(396)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,021	(65)
NET CHANGES IN CASH AND CASH EQUIVALENTS	2,560	(130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,278	3,288
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,838	$3,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$146	$769

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,490	$2,623
Interest Capitalized	$(113)	$(112)
Income Taxes	$19	$420

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	March 31,	December 31,
	2010	2009
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2010 - 13,557	$110,051	$109,366
2009 - 13,519

Retained Earnings	29,336	30,265
TOTAL COMMON EQUITY	$139,387	$139,631

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	$1,457	$1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	100	100
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,373	$3,373

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,551	$2,581
6.25%, Amortizing Secured Note, due May 19, 2028	7,630	7,735
6.44%, Amortizing Secured Note, due August 25, 2030	5,717	5,787
6.46%, Amortizing Secured Note, due September 19, 2031	5,997	6,067
4.22%, State Revolving Trust Note, due December 31, 2022	622	622
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,671	3,687
3.49%, State Revolving Trust Note, due January 25, 2027	678	678
4.03%, State Revolving Trust Note, due December 1, 2026	903	903
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	564	625
0.00%, State Revolving Fund Bond, due September 1, 2021	428	436
3.64%, State Revolving Trust Note, due July 1, 2028	395	395
3.64%, State Revolving Trust Note, due January 1, 2028	132	132
6.59%, Amortizing Secured Note, due April 20, 2029	6,656	6,743
7.05%, Amortizing Secured Note, due January 20, 2030	4,958	5,000
5.69%, Amortizing Secured Note, due January 20, 2030	10,000	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	474	483
4.25% to 4.63%, Series Y, due September 1, 2018	650	650
0.00%, Series Z, due September 1, 2019	1,097	1,118
5.25% to 5.75%, Series AA, due September 1, 2019	1,560	1,560
0.00%, Series BB, due September 1, 2021	1,421	1,447
4.00% to 5.00%, Series CC, due September 1, 2021	1,790	1,790
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due September 1, 2024	5,540	5,642
3.00% to 5.50%, Series FF, due September 1, 2024	6,935	6,935
0.00%, Series GG, due August 1, 2026	1,507	1,530
4.00% to 5.00%, Series HH, due August 1, 2026	1,810	1,810
0.00%, Series II, due August 1, 2027	1,594	1,619
3.40% to 5.00%, Series JJ, due August 1, 2027	1,690	1,690
0.00%, Series KK, due August 1, 2028	1,677	1,705
5.00% to 5.50%, Series LL, due August 1, 2028	1,750	1,750
SUBTOTAL LONG-TERM DEBT	137,897	128,620
Less: Current Portion of Long-term Debt	(4,065)	(3,710)
TOTAL LONG-TERM DEBT	$133,832	$124,910

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Recent Matters

Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates  (Perth Amboy) Inc. (USA-PA), and Twin Lakes Utilities, Inc. (Twin Lakes). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The consolidated notes within the 2009 Annual Report on Form 10-K (the 2009 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the Company’s audited financial statements for the year ended December 31, 2009 included in the 2009 Form 10-K.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Guidance
Topic 855, Subsequent Events - In February 2010, the Financial Accounting Standards Board (the FASB)  issued Accounting Standards Update (ASU) 2010-09, which amends Accounting Standards Codification (ASC) 855, Subsequent Events to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires United States Securities and Exchange Commission (the SEC) filers to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. ASU 2010-09 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Adoption of ASU 2010-09 had no impact on the Company’s results of operations, cash flows or financial position.

Topic 820, Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. However, unlike the proposed ASU, the final ASU does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the International Accounting Standards Board as part of a new convergence project on fair value measurement and disclosures.  Adoption of ASU 2010-06 had no impact on the Company’s results of operations, cash flows or financial position.

Index

Note 2 – Rate Matters

On March 17, 2010, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base rates was partially approved, granting an increase in annual operating revenues of 13.57%, or $7.8 million.  The rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Effective January 1, 2010, Tidewater’s Distribution System Improvement Charge (DSIC) was established at 1.11%.  DSIC is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.

Note 3 – Capitalization

Common Stock
In April 2010, the Company received approval from the NJBPU to issue up to 2.0 million shares of common stock in the form of a follow-on offering.  Proceeds from the common stock offering will be used to retire short-term debt.

During the three months ended March 31, 2010, there were 37,256 common shares (approximately $0.6 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt
In February 2010, Tidewater closed on a $1.1 million loan with the Delaware State Revolving Fund (SRF).  This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw-down will be set at 3.45% with a final maturity of August 1, 2031 on the amount actually borrowed.

In March 2009, Tidewater closed on a $22.0 million DEPSC approved loan.  In 2009, Tidewater borrowed $12.0 million under this loan.  In March 2010, Tidewater borrowed the remaining $10.0 million at a rate of 5.69% with a final maturity in January 2030.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of  the Company’s long-term debt relating to First Mortgage and SRF Bonds is based on quoted market prices for similar issues.  The carrying amount and fair market value of the Company’s bonds were as follows:

Index

	(Thousands of Dollars)
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$86,996	$84,723	$87,230	$84,429
SRF Bonds	$991	$1,016	$1,061	$1,091

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.9 million at March 31, 2010 and $40.3 million at December 31, 2009. Customer advances for construction have a carrying amount of $20.7 million at March 31, 2010 and $20.8 million at December 31, 2009. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
Basic:	2010	Shares	2009	Shares
Net Income	$1,560	13,538	$1,361	13,413
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$1,508	13,538	$1,309	13,413

Basic EPS	$0.11		$0.10

Diluted:
Earnings Applicable to Common Stock	$1,508	13,538	$1,309	13,413
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$1,546	13,801	$1,347	13,676

Diluted EPS	$0.11		$0.10

Note 5 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey, Delaware and Pennsylvania. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by New Jersey, Delaware and Pennsylvania with respect to utility services within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

Index

	(In Thousands) Three Months Ended March 31,
Operations by Segments:	2010	2009
Revenues:
Regulated	$19,102	$17,976
Non – Regulated	2,626	2,666
Inter-segment Elimination	(83)	(59)
Consolidated Revenues	$21,645	$20,583

Operating Income:
Regulated	$2,830	$2,599
Non – Regulated	458	403
Consolidated Operating Income	$3,288	$3,002

Net Income:
Regulated	$1,266	$1,086
Non – Regulated	294	275
Consolidated Net Income	$1,560	$1,361

Capital Expenditures:
Regulated	$5,410	$6,024
Non – Regulated	39	(48)
Total Capital Expenditures	$5,449	$5,976
	As of March 31, 2010	As of December 31, 2009
Assets:
Regulated	$456,343	$451,734
Non – Regulated	11,392	11,022
Inter-segment Elimination	(4,964)	(4,670)
Consolidated Assets	$462,771	$458,086

Note 6 – Short-term Borrowings

As of March 31, 2010, the Company has established lines of credit aggregating $58.0 million. At March 31, 2010, the outstanding borrowings under these credit lines were $37.4 million at a weighted average interest rate of 1.37%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $41.7 million and $36.2 million at 1.49% and 1.98% for the three months ended March 31, 2010 and 2009, respectively.

The maturity dates for the $37.4 million outstanding as of March 31, 2010 are as follows: $25.4 million in April 2010 and $12.0 million in May 2010.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Index

Note 7 – Commitments and Contingent Liabilities

Guarantees
USA-PA operates the City of Perth Amboy’s (Perth Amboy) water and wastewater systems under a service contract agreement (the Agreement) through June 30, 2018. Under the Agreement, USA-PA receives a fixed fee and a variable fee based on increased system billing. Scheduled fixed fee payments for 2010 are $8.4 million.  The fixed fees will increase over the term of the contract to $10.2 million.

In connection with the Agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. In 1998, as part of Agreement negotiations, Middlesex agreed to guarantee debt service payments on one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of March 31, 2010, approximately $19.7 million of the Series C Serial Bonds remained outstanding. To date, Middlesex has not had to fund any debt service obligations as guarantor.

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

Purchased water costs are shown below:
	(In Thousands) Three Months Ended March 31,
	2010	2009
Purchased Water
Treated	$719	$541
Untreated	612	598
Total Costs	$1,331	$1,139

Index

Construction
The Company expects to spend approximately $33.2 million on its construction program in 2010.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s noncontributory defined benefit pension plan (the Pension Plan) covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. For the three months ended March 31, 2010 and 2009, the Company made Pension Plan cash contributions of $0.4 million and $0.5 million, respectively.  The Company expects to make additional Pension Plan cash contributions of approximately $2.6 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions
The Company’s postretirement plan other than pensions (the Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended March 31, 2010 and 2009, the Company made Other Benefits Plan cash contributions of $0.5 million and $0.3 million, respectively.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.5 million to the plan over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Three Months Ended March 31,
	2010	2009	2010	2009

Service Cost	$349	$343	$256	$223
Interest Cost	557	525	334	272
Expected Return on Assets	(505)	(401)	(190)	(149)
Amortization of Unrecognized Losses	127	154	133	123
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$530	$623	$567	$503

Stock Based Compensation
The Company has a stock compensation plan for its employees (the Employee Stock Compensation Plan). The Company maintains an escrow account for 93,415 shares of the Company's common stock for the Employee Stock Compensation Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the Employee Stock Compensation Plan is 300,000 shares, for which there remains 248,405 unissued shares.

Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period. Compensation expense for each of the three month periods ended March 31, 2010 and 2009 was $0.1 million. Total unearned compensation related to restricted stock at March 31, 2010 and 2009 was $0.9 million and $0.8 million, respectively.

Index

Item 2.       Man agement’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the housing starts in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into viable projects; and
-	other factors discussed elsewhere in this quarterly report.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

USA provides residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs called LineCareSM and LineCare+SM, respectively.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 33,200 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides wastewater services to approximately 1,900 residential retail customers. Tidewater’s subsidiary, White Marsh, services approximately 7,200 customers in Kent and Sussex Counties through 68 operations and maintenance contracts. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our consolidated operations.

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

Recent Developments

Rate Increases
On March 17, 2010, Middlesex’s application with the NJBPU seeking permission to increase its base rates was partially approved, granting an increase in annual operating revenues of 13.57%, or $7.8 million.  The rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Effective January 1, 2010, Tidewater’s DSIC was established at 1.11%.  DSIC is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.

Outlook

Our revenues are expected to increase in 2010 from the full year’s effect of rate increases granted to Tidewater in September 2009, the January 1, 2010 Tidewater DSIC rate implementation and the March 2010 rate increase granted to Middlesex.

In addition to changes in rates we charge our customers, revenues and, ultimately, earnings may also be influenced by weather. These changes, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for future rate increase requests.  We continue to implement plans to streamline operations and reduce operating costs.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  We are unable to determine when these customers’ water demands may return to previous levels, or if a reduced level of demand will continue indefinitely.  The decrease in demand by our commercial and industrial customers in our Middlesex system was one of the factors that required our Middlesex rate increase.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of Preliminary Survey & Investigation costs that will not be currently recoverable in rates.  In addition, the impact of the depressed national and local economies on the residential housing market had resulted in the suspension of construction activities on the North Carolina water and wastewater facility we had intended to own and operate. We are not obligated to assume ownership of the facilities until completion of construction by the present owner and until homes are occupied and customers are connected. We entered into this agreement in 2008 and have invested approximately $0.6 million. Given the continued effect of the economy on the pace of new housing construction, we do not expect construction on this project to resume in a timeframe acceptable to us.  We have therefore elected to exercise our rights under the agreement to seek recovery of our investment.

Index

In April 2010, the Company received approval from the NJBPU to issue up to 2.0 million shares of common stock.  The proceeds from the common stock offering will be used to retire short-term debt.  We currently expect our level of short-term debt borrowing to decrease in 2010 as compared to 2009.

The return on assets held in our retirement benefit plans during 2009 resulted in an increase in the amount available to fund current and future obligations and has helped stabilize retirement plan benefit expenses and retirement plan cash contributions in 2010.

Our strategy includes continued revenue growth through acquisitions, internal expansion, contract operations and when necessary, rate relief. We will continue to pursue opportunities in both the regulated and non-regulated sectors that we believe complement existing capabilities and ultimately increase shareholder value.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed 88% of total revenues and 81% of net income for the three months ended March 31, 2010. This segment contributed 87% of total revenues and 80% of net income over the three months ended March 31, 2009. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2010

	(In Thousands)
	Three Months Ended March 31,
	2010			2009
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$19,019	$2,626	$21,645	$17,976	$2,607	$20,583
Operations and maintenance expenses	11,539	2,055	13,594	10,937	2,106	13,043
Depreciation expense	2,163	41	2,204	2,049	37	2,086
Other taxes	2,487	72	2,559	2,391	61	2,452
Operating income	2,830	458	3,288	2,599	403	3,002

Other income, net	373	74	447	311	98	409
Interest expense	1,383	41	1,424	1,335	57	1,392
Income taxes	554	197	751	489	169	658
Net income	$1,266	$294	$1,560	$1,086	$275	$1,361

Operating Revenues

Operating revenues for the three months ended March 31, 2010 increased $1.1 million from the same period in 2009.  This increase was primarily related to the following factors:

•
Revenues in our Middlesex System increased $0.4 million, primarily as a result of increased revenues of $0.2 million from contract sales to municipalities and increased revenues of $0.2 million from the effects of the purchase water adjustment clause implemented on July 1, 2009.  Water consumption across our residential, commercial and industrial customer classes was consistent with the first quarter of 2009 but below historical average usage. We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely.  In addition, the aforementioned rate increase of 13.57%, which became effective on March 17, 2010, had minimal impact on first quarter 2010 revenues, but is expected to result in approximately $7.8 million in additional annual revenues.

Index

•
Revenues in our Tidewater system increased $0.7 million. Increased revenue of $0.4 million is attributable to increased rates that went into effect in late March 2009.   Increased revenues of $0.1 million resulted from increased water consumption. New customer growth and connection fees added $0.2 million of revenue.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2010 increased $0.6 million from the same period in 2009. This increase was primarily related to the following factors:

•	Materials and supplies and outside contractor costs increased $0.3 million, primarily due to a higher incidence of weather-related water main breaks in our Middlesex system.
•	Labor costs at our regulated entities increased $0.2 million, primarily due to increased overtime incurred in connection with:
▪	the aforementioned higher incidence of water main breaks in our Middlesex system; and
▪	snow removal and other storm-related costs due to large snow storms in January and February 2010 affecting both our New Jersey and Delaware operations.
•	Production costs increased $0.2 million, primarily due to:
▪	increased chemical and residuals disposal expenses of $0.2 million from abnormally high amounts of rainfall in March 2010, which caused decreased quality of water;
▪	increased purchased water costs of $0.2 million in our Middlesex system, primarily from increased rates; and
▪	decreased purchased power costs of $0.2 million resulting from decreased water production in our Middlesex system.
•	Facilities maintenance expenses increased $0.1 million, primarily due to snow removal costs.
•	All other operating and maintenance expense categories decreased $0.2 million.

Depreciation

Depreciation expense for the three months ended March 31, 2010 increased $0.1 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2010 increased $0.1 million from the same period in 2009, primarily due to increased payroll taxes and increased taxes on higher taxable gross revenues.

Index

Interest Charges

Interest charges for the three months ended March 31, 2010 remained consistent with the same period in 2009, primarily due to:

•	increased interest charges on Tidewater long-term debt resulting from higher average long-term debt outstanding in the first quarter of 2010 as compared to the first quarter of 2009; and
•	decreased interest charges on Middlesex long-term debt resulting from lower average long-term debt outstanding in the first quarter of 2010 as compared to the first quarter of 2009.

Other Income, net

Other Income, net for the three months ended March 31, 2010 remained consistent with the same period in 2009, primarily due to increased Allowance for Funds Used During Construction from higher capitalized interest resulting from our ongoing capital program offset by decreased interest income from short term investments.

Income Taxes

Income taxes for the three months ended March 31, 2010 increased $0.1 million from the same period in 2009, primarily resulting from increased operating income in 2010 as compared to 2009.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2010 increased $0.2 million from the same period in 2009. Basic and diluted earnings per share increased to $0.11 for the three months ended March 31, 2010 as compared to $0.10 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in results of operations.

For the three months ended March 31, 2010, cash flows from operating activities increased $0.1 million to $5.9 million. As described more fully in the Results of Operations section above, increased earnings was the primary reason for the increase in cash flow.  The $5.9 million of net cash flow from operations enabled us to fund approximately 100% of our utility plant expenditures internally for the period.

Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our DRP and common stock offerings.  See below for a more detailed discussion regarding the funding of our capital program.

The capital spending program for 2010 is currently estimated to be $33.2 million.  Through March 31, 2010, we have expended $5.2 million and expect to incur approximately $28.0 million for capital projects for the remainder of 2010.

Index

We currently project that we may be required to expend approximately $55.0 million for capital projects in 2011 and 2012. The exact amount is dependent on customer growth, residential housing sales, project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2010, we plan on utilizing:
•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $4.1 million) and Delaware SRF loans (currently, $3.0 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  At March 31, 2010, the outstanding borrowings under these credit lines were $37.4 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $4.1 million of the current portion of 27 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities and Exchange Act of 1934 (the Exchange Act), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Report.

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

Index

Material Change in Internal Controls
Effective January 1, 2010, the Company replaced its existing general ledger system with a new general ledger system, which is a module of an enterprise resource planning (ERP) system.  The Company is continuing to implement and integrate other modules of the ERP system including human resources, fixed asset, inventory/purchasing, customer service and work asset management that in the future will provide the Company with a fully integrated management information system.

The implementation of the new general ledger system and the related workflow changes have resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15 under the Exchange Act).  In connection with the implementation of the new general ledger system, the Company is continuing to replace and supplement existing internal controls over financial reporting, as appropriate.  The decision to implement the ERP system was made to improve the efficiency and effectiveness of our management and financial reporting system and was not made in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.  Other than the changes made related to the implementation of the new general ledger system and the related work flow changes, there have been no changes in internal control over financial reporting that occurred in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Pr oceedings

None.

Item 1A.	Risk F actors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unre gistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	De faults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Inf ormation

None.

Item 6.	Ex hibits

10.37
Amended and Restated Line of Credit Note and Amendment to Loan Documents between Registrant and PNC Bank, incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 30, 2010

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 6, 2010