Form 10-Q
period 2010-06-30
MIDDLESEX WATER CO
filed 2010-07-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐           No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 2010: Common Stock, No Par Value: 15,511,414 shares outstanding.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues	$26,538	$23,083	$48,184	$43,665

Operating Expenses:
Operations and Maintenance	13,576	12,893	27,170	25,936
Depreciation	2,236	2,111	4,439	4,196
Other Taxes	2,832	2,532	5,391	4,984

Total Operating Expenses	18,644	17,536	37,000	35,116

Operating Income	7,894	5,547	11,184	8,549

Other Income (Expense):
Allowance for Funds Used During Construction	348	241	642	482
Other Income	189	150	360	328
Other Expense	(33)	(7)	(53)	(18)

Total Other Income, net	504	384	949	792

Interest Charges	1,882	1,766	3,306	3,158

Income before Income Taxes	6,516	4,165	8,827	6,183

Income Taxes	2,092	1,319	2,843	1,976

Net Income	4,424	2,846	5,984	4,207

Preferred Stock Dividend Requirements	52	52	104	104

Earnings Applicable to Common Stock	$4,372	$2,794	$5,880	$4,103

Earnings per share of Common Stock:
Basic	$0.31	$0.21	$0.43	$0.31
Diluted	$0.31	$0.21	$0.42	$0.31

Average Number of
Common Shares Outstanding :
Basic	13,972	13,434	13,756	13,424
Diluted	14,235	13,697	14,019	13,687

Cash Dividends Paid per Common Share	$0.1800	$0.1775	$0.3600	$0.3550

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		June 30,	December 31,
ASSETS		2010	2009
UTILITY PLANT:	Water Production	$115,896	$113,124
	Transmission and Distribution	301,839	293,269
	General	42,461	29,631
	Construction Work in Progress	9,970	17,547
	TOTAL	470,166	453,571
	Less Accumulated Depreciation	80,675	77,027
	UTILITY PLANT - NET	389,491	376,544

CURRENT ASSETS:	Cash and Cash Equivalents	4,038	4,278
	Accounts Receivable, net	11,082	10,616
	Unbilled Revenues	6,785	4,424
	Materials and Supplies (at average cost)	1,795	1,618
	Prepayments	1,567	1,109
	TOTAL CURRENT ASSETS	25,267	22,045

DEFERRED CHARGES	Unamortized Debt Expense	2,777	2,856
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,074	6,999
	Regulatory Assets	32,636	33,081
	Operations Contracts Fees Receivable	3,715	3,715
	Restricted Cash	4,916	5,266
	Non-utility Assets - Net	7,016	7,134
	Other	419	446
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	58,553	59,497
	TOTAL ASSETS	$473,311	$458,086

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$138,660	$109,366
	Retained Earnings	31,154	30,265
	TOTAL COMMON EQUITY	169,814	139,631
	Preferred Stock	3,373	3,373
	Long-term Debt	132,892	124,910
	TOTAL CAPITALIZATION	306,079	267,914

CURRENT	Current Portion of Long-term Debt	4,243	3,710
LIABILITIES:	Notes Payable	13,500	42,850
	Accounts Payable	5,224	4,348
	Accrued Taxes	9,059	5,686
	Accrued Interest	1,607	1,861
	Unearned Revenues and Advanced Service Fees	889	861
	Other	1,344	1,352
	TOTAL CURRENT LIABILITIES	35,866	60,668

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,999	20,806
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,264	1,303
	Accumulated Deferred Income Taxes	28,570	27,788
	Employee Benefit Plans	25,412	25,723
	Regulatory Liability - Cost of Utility Plant Removal	7,045	6,738
	Other	211	275
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	83,501	82,633

CONTRIBUTIONS IN AID OF CONSTRUCTION		47,865	46,871
	TOTAL CAPITALIZATION AND LIABILITIES	$473,311	$458,086

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,984	$4,207
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,828	4,396
Provision for Deferred Income Taxes and ITC	579	405
Equity Portion of AFUDC	(396)	(264)
Cash Surrender Value of Life Insurance	219	116
Stock Compensation Expense	193	154
Changes in Assets and Liabilities:
Accounts Receivable	(466)	571
Unbilled Revenues	(2,361)	(740)
Materials & Supplies	(177)	(82)
Prepayments	(458)	(237)
Other Assets	(399)	(638)
Accounts Payable	875	(1,258)
Accrued Taxes	3,373	620
Accrued Interest	(254)	(301)
Employee Benefit Plans	250	871
Unearned Revenue & Advanced Service Fees	28	3
Other Liabilities	(36)	(462)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,782	7,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $246 in 2010, $218 in 2009	(15,981)	(11,943)
Restricted Cash	349	456

NET CASH USED IN INVESTING ACTIVITIES	(15,632)	(11,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,485)	(15,908)
Proceeds from Issuance of Long-term Debt	10,000	12,014
Net Short-term Bank (Payments)/Borrowings	(29,350)	13,133
Deferred Debt Issuance Expenses	-	(116)
Common Stock Issuance Expense	(111)	-
Restricted Cash	-	(22)
Proceeds from Issuance of Common Stock	29,102	762
Payment of Common Dividends	(4,879)	(4,763)
Payment of Preferred Dividends	(104)	(104)
Construction Advances and Contributions-Net	437	(702)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,610	4,294
NET CHANGES IN CASH AND CASH EQUIVALENTS	(240)	168
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,278	3,288
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,038	$3,456

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$750	$993

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,608	$3,484
Interest Capitalized	$(246)	$(218)
Income Taxes	$79	$1,367

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited) (In thousands)

		June 30,	December 31,
		2010	2009
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2010 - 15,508	$138,660	$109,366
	2009 - 13,519

Retained Earnings		31,154	30,265
TOTAL COMMON EQUITY		$169,814	$139,631

Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
Convertible:
Shares Outstanding, $7.00 Series - 14		$1,457	$1,457
Shares Outstanding, $8.00 Series - 7		816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		100	100
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$3,373	$3,373

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$2,520	$2,581
6.25%, Amortizing Secured Note, due May 19, 2028		7,525	7,735
6.44%, Amortizing Secured Note, due August 25, 2030		5,647	5,787
6.46%, Amortizing Secured Note, due September 19, 2031		5,927	6,067
4.22%, State Revolving Trust Note, due December 31, 2022		603	622
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025		3,671	3,687
3.49%, State Revolving Trust Note, due January 25, 2027		678	678
4.03%, State Revolving Trust Note, due December 1, 2026		884	903
4.00% to 5.00%, Statte Revolving Trust Bond, due September 1, 2021		564	625
0.00%, State Revolving Fund Bond, due September 1, 2021		428	436
3.64%, State Revolving Trust Note, due July 1, 2028		387	395
3.64%, State Revolving Trust Note, due January 1, 2028		130	132
6.59%, Amortizing Secured Note, due April 20, 2029		6,569	6,743
7.05%, Amortizing Secured Note, due January 20, 2030		4,896	5,000
5.69%, Amortizing Secured Note, due January 20, 2030		10,000	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022		12,000	12,000
5.25%, Series T, due October 1, 2023		6,500	6,500
5.25%, Series V, due February 1, 2029		10,000	10,000
5.35%, Series W, due February 1, 2038		23,000	23,000
0.00%, Series X, due September 1, 2018		474	483
4.25% to 4.63%, Series Y, due September 1, 2018		650	650
0.00%, Series Z, due September 1, 2019		1,097	1,118
5.25% to 5.75%, Series AA, due September 1, 2019		1,560	1,560
0.00%, Series BB, due September 1, 2021		1,420	1,447
4.00% to 5.00%, Series CC, due September 1, 2021		1,790	1,790
5.10%, Series DD, due January 1, 2032		6,000	6,000
0.00%, Series EE, due September 1, 2024		5,540	5,642
3.00% to 5.50%, Series FF, due September 1, 2024		6,935	6,935
0.00%, Series GG, due August 1, 2026		1,507	1,530
4.00% to 5.00%, Series HH, due August 1, 2026		1,810	1,810
0.00%, Series II, due August 1, 2024		1,306	1,619
3.40% to 5.00%, Series JJ, due August 1, 2027		1,690	1,690
0.00%, Series KK, due August 1, 2028		1,677	1,705
5.00% to 5.50%, Series LL, due August 1, 2028		1,750	1,750
SUBTOTAL LONG-TERM DEBT		137,135	128,620
Less: Current Portion of Long-term Debt		(4,243)	(3,710)
TOTAL LONG-TERM DEBT		$132,892	$124,910

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

The consolidated notes within the 2009 Annual Report on Form 10-K (the 2009 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the Company’s audited financial statements for the year ended December 31, 2009 included in the 2009 Form 10-K.

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

Note 2 – Rate Matters

In March 2010, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of 13.57%, or $7.8 million.  The base water rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Effective January 1, 2010, Tidewater’s Distribution System Improvement Charge (DSIC) was established at 1.11%.  As of July 1, 2010, Tidewater’s DSIC was reduced to 1.07%. DSIC is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.

Note 3 – Capitalization

Common Stock
In June 2010, the Company sold and issued 1,915,000 shares of common stock in a public offering that was priced at $15.21 per share.  The net proceeds of approximately $27.8 million were used to repay certain of the Company’s short-term debt outstanding.

During the six months ended June 30, 2010, there were 72,281 common shares (approximately $1.2 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

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

	(Thousands of Dollars)
	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$86,707	$85,105	$87,230	$84,429
SRF Bonds	$991	$1,015	$1,061	$1,091

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.4 million at June 30, 2010 and $40.3 million at December 31, 2009. Customer advances for construction have a carrying amount of $21.0 million at June 30, 2010 and $20.8 million at December 31, 2009. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
Basic:	2010	Shares	2009	Shares
Net Income	$4,424	13,972	$2,846	13,434
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$4,372	13,972	$2,794	13,434

Basic EPS	$0.31		$0.21

Diluted:
Earnings Applicable to Common Stock	$4,372	13,972	$2,794	13,434
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$4,410	14,235	$2,832	13,697

Diluted EPS	$0.31		$0.21

	(In Thousands Except per Share Amounts) Six Months Ended June 30,
Basic:	2010	Shares	2009	Shares
Net Income	$5,984	13,756	$4,207	13,424
Preferred Dividend	(104)		(104)
Earnings Applicable to Common Stock	$5,880	13,756	$4,103	13,424

Basic EPS	$0.43		$0.31

Diluted:
Earnings Applicable to Common Stock	$5,880	13,756	$4,103	13,424
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	28	96	28	96
Adjusted Earnings Applicable to Common Stock	$5,957	14,019	$4,180	13,687

Diluted EPS	$0.42		$0.31

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

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Segments:	2010	2009	2010	2009
Revenues:
Regulated	$23,920	$20,489	$43,022	$38,465
Non – Regulated	2,729	2,724	5,355	5,390
Inter-segment Elimination	(111)	(130)	(193)	(190)
Consolidated Revenues	$26,538	$23,083	$48,184	$43,665
Operating Income:
Regulated	$7,390	$5,042	$10,222	$7,641
Non – Regulated	504	505	962	908
Consolidated Operating Income	$7,894	$5,547	$11,184	$8,549

Net Income:
Regulated	$4,101	$2,514	$5,367	$3,600
Non – Regulated	323	332	617	607
Consolidated Net Income	$4,424	$2,846	$5,984	$4,207

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital Expenditures:
Regulated	$10,500	$5,910	$15,910	$11,934
Non – Regulated	32	57	71	9
Total Capital Expenditures	$10,532	$5,967	$15,981	$11,943

Assets:	As of June 30, 2010	As of December 31, 2009

Regulated	$467,529	$451,734
Non – Regulated	11,070	11,022
Inter-segment Elimination	(5,288)	(4,670)
Consolidated Assets	$473,311	$458,086

Note 6 – Short-term Borrowings

As of June 30, 2010, the Company has established lines of credit aggregating $58.0 million. At June 30, 2010, the outstanding borrowings under these credit lines were $13.5 million at a weighted average interest rate of 1.45%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average Daily Amounts Outstanding	$31,555	$39,203	$36,614	$37,707
Weighted Average Interest Rates	1.69%	1.67%	1.61%	1.85%

The maturity dates for the $13.5 million outstanding as of June 30, 2010 are as follows: $2.0 million in July 2010 and $11.5 million in August 2010.

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

In connection with the Agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. In 1998, as part of Agreement negotiations, Middlesex agreed to guarantee debt service payments on one of those series of bonds, designated the Series C Serial Bonds, in the principal amount of approximately $26.3 million. Perth Amboy guaranteed the two other series of bonds. The Series C Serial Bonds have various maturity dates with the final maturity date on September 1, 2015. As of June 30, 2010, approximately $19.7 million of the Series C Serial Bonds remained outstanding. To date, Middlesex has not had to fund any debt service obligations as guarantor.

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

Purchased water costs are shown below:
	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Treated	$712	$566	$1,431	$1,107
Untreated	522	513	1,135	1,111
Total Costs	$1,234	$1,079	$2,566	$2,218

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

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s noncontributory defined benefit pension plan (the Pension Plan) covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. For the three months ended June 30, 2010 and 2009, the Company made Pension Plan cash contributions of $0.3 million and $0.6 million, respectively.  For the six months ended June 30, 2010 and 2009, the Company made Pension Plan cash contributions of $0.6 million and $1.1 million, respectively.  The Company expects to make additional Pension Plan cash contributions of approximately $2.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Postretirement Benefits Other Than Pensions
The Company’s postretirement plan other than pensions (the Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2010 and 2009, the Company made Other Benefits Plan cash contributions of $0.4 million and $0.2 million, respectively.  For the six months ended June 30, 2010 and 2009, the Company made Other Benefits Plan cash contributions of $0.9 million and $0.5 million, respectively.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.1 million to the plan over the remainder of the current year.

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Three Months Ended June 30,
	2010	2009	2010	2009

Service Cost	$349	$343	$256	$223
Interest Cost	557	525	334	272
Expected Return on Assets	(505)	(401)	(190)	(149)
Amortization of Unrecognized Losses	127	154	133	123
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$530	$623	$567	$503

	Six Months Ended June 30,
	2010	2009	2010	2009

Service Cost	$698	$686	$512	$445
Interest Cost	1,114	1,050	669	543
Expected Return on Assets	(1,010)	(801)	(379)	(298)
Amortization of Unrecognized Losses	253	308	266	247
Amortization of Unrecognized Prior Service Cost	5	5	-	-
Amortization of Transition Obligation	-	-	68	68
Net Periodic Benefit Cost	$1,060	$1,248	$1,136	$1,005

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

Overview

Middlesex has operated as a water utility in New Jersey since 1897, in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania, through our wholly-owned subsidiary, Twin Lakes, since 2009. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to the rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters.  We are regulated in New Jersey by the New NJBPU, in Delaware by the DEPSC, and in Pennsylvania by the Pennsylvania Public Utilities Commission.  Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our Middlesex System provides water services to approximately 59,800 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. Through our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.  Our USA subsidiary offers residential customers in New Jersey and Delaware a service line maintenance program called LineCareSM.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 33,200 retail customers in New Castle, Kent and Sussex Counties, Delaware. Our TESI subsidiary provides regulated wastewater service to approximately 1,900 residential retail customers in Delaware. Our White Marsh subsidiary serves an additional 7,200 customers under unregulated operating contracts with various owners of small water and wastewater systems in Kent and Sussex Counties.

Our Twin Lakes subsidiary provides water system services to 120 retail customers in Shohola, Pennsylvania.

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

Recent Developments

In June 2010, the Company sold and issued 1,915,000 shares of its common stock in a public offering priced at $15.21 per share.  The net proceeds of approximately $27.8 million were used to repay certain of the Company’s short-term debt outstanding.

In March 2010, Middlesex’s application with the NJBPU seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of 13.57%, or $7.8 million.  The base water rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million, based on a return on common equity of 10.30%.

Effective July 1, 2010, Tidewater’s DSIC was reduced to 1.07% from 1.11%.  DSIC is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.

Outlook

Our revenues are expected to increase in 2010 as compared to 2009 from the full year’s effect of base water rate increases granted to Tidewater during 2009, the current year implementation of a DSIC in our Tidewater system and the March 2010 base water rate increase granted to Middlesex.

In addition to changes in rates we charge our customers, revenues and, ultimately, earnings may also be influenced by weather. These changes, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for future rate increase requests.  We continue to implement plans to streamline operations and reduce operating costs.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  We are unable to determine when these customers’ aggregate water demands may return to previous levels, or if a reduced level of demand will continue indefinitely.  The decrease in demand by our commercial and industrial customers in our Middlesex system was one of the factors that precipitated our Middlesex rate request.  Middlesex was given recognition in that proceeding for the decrease in demand.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of Preliminary Survey & Investigation costs that will not be currently recoverable in rates.  In addition, the impact of the depressed national and local economies on the residential housing market had resulted in the suspension of construction activities on the North Carolina water and wastewater facility we had intended to own and operate. We are not obligated to assume ownership of the facilities until completion of construction by the present owner and until homes are occupied and customers are connected. We entered into this agreement in 2008 and have invested approximately $0.7 million. Given the continued effect of the economy on the pace of new housing construction, we did not expect construction on this project to resume in a timeframe acceptable to us.  We therefore elected to exercise our rights under the agreement to seek recovery of our investment.

As a result of the sale of common stock in June 2010, the Company expects its average level of short term borrowing to be lower in 2010 as compared to 2009.

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

Operating Results by Segment

The discussion of the Company’s operating results is on a consolidated basis and includes significant factors by subsidiary. The Company has two operating segments, Regulated and Non-Regulated.
The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended June 30, 2010

	(In Thousands)
	Three Months Ended June 30,
	2010			2009
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$23,809	$2,729	$26,538	$20,489	$2,594	$23,083
Operations and maintenance expenses	11,452	2,124	13,576	10,898	1,995	12,893
Depreciation expense	2,199	37	2,236	2,076	35	2,111
Other taxes	2,768	64	2,832	2,473	59	2,532
Operating income	7,390	504	7,894	5,042	505	5,547

Other income, net	430	74	504	293	91	384
Interest expense	1,844	38	1,882	1,713	53	1,766
Income taxes	1,875	217	2,092	1,108	211	1,319
Net income	$4,101	$323	$4,424	$2,514	$332	$2,846

Operating Revenues

Operating revenues for the three months ended June 30, 2010 increased $3.5 million from the same period in 2009.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System increased $2.3 million, primarily as a result of the following:
▪	Contract Sales to Municipalities increased by $0.9 million from higher demand and the March 2010 base rate increase;
▪
Sales to General Metered Service (GMS) customers, which includes residential, commercial and industrial classes of customers increased by $0.7 million, primarily from the effects of the March 2010 base water rate increase ($1.0 million) offset by decreased consumption ($0.3 million).  Water consumption by our industrial customer class was below the historical average. We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely; and

▪	Facilities Charges increased by $0.7 million, primarily from the March 2010 rate increase.
•	Revenues from our Tidewater system increased $1.1 million, primarily as a result of the following:
▪	Higher demand by our GMS customers ($0.9 million);
▪	A contract to temporarily provide water to the Dover Air Force Base ($0.2 million);
▪	New customer growth and connection fees added $0.1 million of revenue; and
▪	All other revenue categories decreased $0.1 million.
•	Additional services provided by White Marsh under our non-regulated contracts increased revenues by $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2010 increased $0.7 million from the same period in 2009. This increase was primarily related to the following factors:

•	Increased materials and supply and outside contractor costs of $0.1 million due to residual costs related to the higher incidence of winter weather-related water main breaks in our Middlesex system;
•	Increased purchased water costs of $0.2 million in our Middlesex system, primarily from the aforementioned increased customer demands;
•	Increased licensing and service costs of $0.2 million from the implementation of a Company-wide enterprise resource planning system in 2010; and
•	All other operating and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended June 30, 2010 increased $0.1 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2010 increased $0.3 million from the same period in 2009, primarily due to increased gross receipts and franchise taxes on higher taxable gross revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2010 increased $0.1 million from the same period in 2009, due mostly to an increase in Allowance for Funds Used During Construction (AFUDC) on longer term projects that were actively under construction during the current year period.

Interest Charges

Interest charges for the three months ended June 30, 2010 increased $0.1 million from the same period in 2009, primarily due to increased average levels of debt outstanding in the second quarter of 2010 as compared to the second quarter of 2009.

Income Taxes

Income taxes for the three months ended June 30, 2010 increased $0.8 million from the same period in 2009, as a result of higher taxable income for the three months ended June 30, 2010 as compared to the same period in 2009.

Net Income and Earnings Per Share

Favorable results for the three months ended June 30, 2010 increased net income by $1.6 million when compared to the same period in 2009. Basic and diluted earnings per share increased to $0.31 for the three months ended June 30, 2010 as compared to $0.21 for the three months ended June 30, 2009.  The increase in earnings per share for the three months ended June 30, 2010 as compared to the same period in 2009 was tempered by an increase in the average number of common shares outstanding after the Company’s sale of 1.9 million shares of common stock in June 2010.

Results of Operations – Six Months Ended June 30, 2010

	(In Thousands) Six Months Ended June 30,
	2010			2009
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$42,829	$5,355	$48,184	$38,465	$5,200	$43,665
Operations and maintenance expenses	22,991	4,179	27,170	21,835	4,101	25,936
Depreciation expense	4,361	78	4,439	4,125	71	4,196
Other taxes	5,254	137	5,391	4,864	120	4,984
Operating income	10,223	961	11,184	7,641	908	8,549

Other income, net	800	149	949	604	188	792
Interest expense	3,227	79	3,306	3,049	109	3,158
Income taxes	2,429	414	2,843	1,596	380	1,976
Net income	$5,367	$617	$5,984	$3,600	$607	$4,207

Operating Revenues

Operating revenues for the six months ended June 30, 2010 increased $4.5 million from the same period in 2009.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System increased $2.7 million, primarily as a result of the following:
▪	Contract Sales to Municipalities increased by $1.2 million due to higher demand and the March 2010 rate increase;
▪
Sales to GMS Customers increased by $0.3 million from the implementation of the March 2010 base water rate increase ($1.0 million), offset by decreased consumption ($0.7 million).  Water consumption in our commercial and industrial customer classes were below the historical average. We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely;

▪	Facilities Charges increased by $1.1 million from the March 2010 rate increase;

▪	Revenues of $0.2 million were recorded from a NJBPU approved purchased water adjustment clause (PWAC). The PWAC was in effect from July 2009 through March 2010; and
▪	All other revenue categories decreased $0.1 million.
•	Revenues in our Tidewater system increased $1.7 million primarily from the following:
▪      Higher demand by our GMS customers ($1.0 million);
▪	Increased base water rates that went into effect during 2009 ($0.4 million);
▪	A contract to temporarily provide water to the Dover Air Force Base ($0.2 million); and
▪	New customer growth and connection fees added $0.1 million of revenue.
•	Additional services provided by White Marsh under our non-regulated contracts increased revenues by $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2010 increased $1.2 million from the same period in 2009. This increase was primarily related to the following factors:

•	Increased materials and supply and outside contractor costs of $0.4 million due to costs related to the higher incidence of winter weather-related water main breaks in our Middlesex system;
•	Increased purchased water costs of $0.4 million in our Middlesex system, primarily from the aforementioned increased customer demand;
•	Increased licensing and service costs of $0.2 million from the implementation of a Company-wide enterprise resource planning system in 2010; and
•	All other operating and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the six months ended June 30, 2010 increased $0.2 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2010 increased $0.4 million from the same period in 2009, primarily due to increased gross receipts and franchise taxes on higher taxable gross revenues in our Middlesex system.

Interest Charges

Interest charges for the six months ended June 30, 2010 increased $0.1 million from the same period in 2009, primarily due to increased average levels of debt outstanding in 2010 as compared to 2009.

Other Income, net

Other Income, net for the six months ended June 30, 2010 increased $0.2 million from the same period in 2009, due mostly to an increase in AFUDC on longer term projects that were actively under construction during the current year.

Income Taxes

Income taxes for the six months ended June 30, 2010 increased $0.9 million from the same period in 2009, as a result of higher taxable income in 2010 as compared to 2009.

Net Income and Earnings Per Share

Favorable results for the six months ended June 30, 2010 increased net income by $1.8 million from the same period in 2009. Basic earnings per share increased to $0.43 for the six months ended June 30, 2010 as compared to $0.31 for the six months ended June 30, 2009.  Diluted earnings per share increased to $0.42 for the six months ended June 30, 2010 as compared to $0.31 for the six months ended June 30, 2009.  The increase in earnings per share for the six months ended June 30, 2010 as compared to the same period in 2009 was tempered by an increase in the average number of common shares outstanding after the Company’s sale of 1.9 million shares of common stock in June 2010.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in results of operations.

For the six months ended June 30, 2010, cash flows from operating activities increased $4.4 million to $11.8 million. Increased earnings and the timing of certain tax and operating payments were the primary reasons for the increase in cash flow.  The $11.8 million of net cash flow from operations enabled us to fund approximately 74% of our utility plant expenditures internally for the period.

Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our DRP and common stock offerings.  See below for a more detailed discussion regarding the funding of our capital program.

The capital spending program for 2010 is currently estimated to be $33.2 million.  Through June 30, 2010, we have expended $15.9 million and expect to incur approximately $17.3 million for capital projects for the remainder of 2010.

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
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $3.5 million) and Delaware SRF loans (currently, $2.4 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  At June 30, 2010, the outstanding borrowings under these credit lines had been reduced to $13.5 million as a result of using the $27.8 million of proceeds from the June 2010 common stock offering and sale of 1.9 million shares of our common stock.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $1.9 million of the current portion of 29 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Material Change in Internal Controls
In the second quarter of 2010, the Company implemented the fixed asset, inventory, procurement, billing and customer information modules of an enterprise resource planning (ERP) system.  As previously disclosed, the Company had implemented the general ledger and human resources modules of the ERP system in the first quarter of 2010.

The implementation of the fixed asset, inventory, procurement, billing and customer information modules and the related workflow changes have resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15 under the Exchange Act).  In connection with the implementation of the fixed asset, inventory, procurement, billing and customer information modules, the Company is continuing to replace and supplement existing internal controls over financial reporting, as appropriate.  The decision to implement the ERP system was made to improve the efficiency and effectiveness of our management and financial reporting systems and was not made in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.  Other than the changes made related to the implementation of the fixed asset, inventory, procurement, billing and customer information modules and the related work flow changes, there have been no changes in internal control over financial reporting that occurred in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Pr oceedings

None.

Item 1A.	Risk F actors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unre gistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	De faults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Inf ormation

None.

Item 6.	Exhibits

4.10	By-laws of the Company, as amended.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: July 30, 2010