Form 10-Q
period 2010-09-30
MIDDLESEX WATER CO
filed 2010-11-03
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of    November 3, 2010: Common Stock, No Par Value: 15,551,036 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009

Operating Revenues	$29,585	$25,498	$77,768	$69,164

Operating Expenses:
Operations and Maintenance	14,036	13,285	41,205	39,222
Depreciation	2,387	2,174	6,827	6,370
Other Taxes	3,141	2,715	8,532	7,699

Total Operating Expenses	19,564	18,174	56,564	53,291

Operating Income	10,021	7,324	21,204	15,873

Other Income (Expense):
Allowance for Funds Used During Construction	143	245	785	727
Other Income	172	432	532	760
Other Expense	(129)	(31)	(181)	(49)

Total Other Income, net	186	646	1,136	1,438

Interest Charges	1,819	1,791	5,125	4,949

Income before Income Taxes	8,388	6,179	17,215	12,362

Income Taxes	2,652	2,152	5,495	4,128

Net Income	5,736	4,027	11,720	8,234

Preferred Stock Dividend Requirements	52	52	156	156

Earnings Applicable to Common Stock	$5,684	$3,975	$11,564	$8,078

Earnings per share of Common Stock:
Basic	$0.37	$0.30	$0.81	$0.60
Diluted	$0.36	$0.29	$0.80	$0.60

Average Number of
Common Shares Outstanding :
Basic	15,518	13,458	14,350	13,435
Diluted	15,781	13,720	14,613	13,698

Cash Dividends Paid per Common Share	$0.1800	$0.1775	$0.5400	$0.5325

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS		September 30, 2010	December 31, 2009
UTILITY PLANT:	Water Production	$117,323	$113,124
	Transmission and Distribution	303,243	293,269
	General	43,494	29,631
	Construction Work in Progress	12,529	17,547
	TOTAL	476,589	453,571
	Less Accumulated Depreciation	82,714	77,027
	UTILITY PLANT - NET	393,875	376,544

CURRENT ASSETS:	Cash and Cash Equivalents	3,090	4,278
	Accounts Receivable, net	14,119	10,616
	Unbilled Revenues	6,973	4,424
	Materials and Supplies (at average cost)	1,924	1,618
	Prepayments	1,597	1,109
	TOTAL CURRENT ASSETS	27,703	22,045

DEFERRED CHARGES	Unamortized Debt Expense	2,743	2,856
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,004	6,999
	Regulatory Assets	32,360	33,081
	Operations Contracts Fees Receivable	3,715	3,715
	Restricted Cash	4,761	5,266
	Non-utility Assets - Net	7,061	7,134
	Other	470	446
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	58,114	59,497
	TOTAL ASSETS	$479,692	$458,086

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$139,111	$109,366
	Retained Earnings	34,024	30,265
	TOTAL COMMON EQUITY	173,135	139,631
	Preferred Stock	3,362	3,373
	Long-term Debt	130,550	124,910
	TOTAL CAPITALIZATION	307,047	267,914

CURRENT	Current Portion of Long-term Debt	4,350	3,710
LIABILITIES:	Notes Payable	18,800	42,850
	Accounts Payable	5,516	4,348
	Accrued Taxes	9,624	5,686
	Accrued Interest	827	1,861
	Unearned Revenues and Advanced Service Fees	920	861
	Other	1,406	1,352
	TOTAL CURRENT LIABILITIES	41,443	60,668

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,190	20,806
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,245	1,303
	Accumulated Deferred Income Taxes	28,241	27,788
	Employee Benefit Plans	24,689	25,723
	Regulatory Liability - Cost of Utility Plant Removal	7,230	6,738
	Other	129	275
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	82,724	82,633

CONTRIBUTIONS IN AID OF CONSTRUCTION		48,478	46,871
	TOTAL CAPITALIZATION AND LIABILITIES	$479,692	$458,086

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,720	$8,234
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,387	6,827
Provision for Deferred Income Taxes and ITC	114	2,504
Equity Portion of AFUDC	(488)	(411)
Cash Surrender Value of Life Insurance	159	(310)
Stock Compensation Expense	277	232
Changes in Assets and Liabilities:
Accounts Receivable	(3,503)	(3,311)
Unbilled Revenues	(2,549)	(624)
Materials & Supplies	(306)	(147)
Prepayments	(488)	(231)
Other Assets	(477)	(633)
Accounts Payable	1,168	(1,230)
Accrued Taxes	3,938	309
Accrued Interest	(1,034)	(1,109)
Employee Benefit Plans	(180)	999
Unearned Revenue & Advanced Service Fees	59	55
Other Liabilities	(54)	(1,032)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,743	10,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $297 in 2010, $316 in 2009	(22,223)	(15,889)
Restricted Cash	505	456
NET CASH USED IN INVESTING ACTIVITIES	(21,718)	(15,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(3,720)	(17,843)
Proceeds from Issuance of Long-term Debt	10,000	12,014
Net Short-term Bank (Payments)/Borrowings	(24,050)	17,873
Deferred Debt Issuance Expenses	(7)	(116)
Common Stock Issuance Expense	(133)	-
Restricted Cash	-	(25)
Proceeds from Issuance of Common Stock	29,469	1,167
Repurchase of Preferred Stock	(11)	-
Payment of Common Dividends	(7,672)	(7,151)
Payment of Preferred Dividends	(156)	(156)
Construction Advances and Contributions-Net	1,067	(687)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,787	5,076
NET CHANGES IN CASH AND CASH EQUIVALENTS	(1,188)	(235)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,278	3,288
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,090	$3,053

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$924	$2,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,167	$6,043
Interest Capitalized	$(297)	$(316)
Income Taxes	$2,726	$1,431

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	September 30, 2010	December 31, 2009
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2010 - 15,530	$139,111	$109,366
2009 - 13,519

Retained Earnings	34,024	30,265
TOTAL COMMON EQUITY	$173,135	$139,631

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	$1,457	$1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	89	100
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,362	$3,373

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,488	$2,581
6.25%, Amortizing Secured Note, due May 19, 2028	7,420	7,735
6.44%, Amortizing Secured Note, due August 25, 2030	5,577	5,787
6.46%, Amortizing Secured Note, due September 19, 2031	5,857	6,067
4.22%, State Revolving Trust Note, due December 31, 2022	603	622
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,655	3,687
3.49%, State Revolving Trust Note, due January 25, 2027	664	678
4.03%, State Revolving Trust Note, due December 1, 2026	884	903
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	524	625
0.00%, State Revolving Fund Bond, due August 1, 2021	397	436
3.64%, State Revolving Trust Note, due July 1, 2028	387	395
3.64%, State Revolving Trust Note, due January 1, 2028	130	132
6.59%, Amortizing Secured Note, due April 20, 2029	6,482	6,743
7.05%, Amortizing Secured Note, due January 20, 2030	4,833	5,000
5.69%, Amortizing Secured Note, due January 20, 2030	9,915	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	430	483
4.25% to 4.63%, Series Y, due September 1, 2018	590	650
0.00%, Series Z, due September 1, 2019	1,007	1,118
5.25% to 5.75%, Series AA, due September 1, 2019	1,440	1,560
0.00%, Series BB, due September 1, 2021	1,328	1,447
4.00% to 5.00%, Series CC, due September 1, 2021	1,680	1,790
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due August 1, 2023	5,224	5,642
3.00% to 5.50%, Series FF, due August 1, 2024	6,555	6,935
0.00%, Series GG, due August 1, 2026	1,440	1,530
4.00% to 5.00%, Series HH, due August 1, 2026	1,715	1,810
0.00%, Series II, due August 1, 2024	1,239	1,619
3.40% to 5.00%, Series JJ, due August 1, 2027	1,625	1,690
0.00%, Series KK, due August 1, 2028	1,616	1,705
5.00% to 5.50%, Series LL, due August 1, 2028	1,695	1,750
SUBTOTAL LONG-TERM DEBT	134,900	128,620
Less: Current Portion of Long-term Debt	(4,350)	(3,710)
TOTAL LONG-TERM DEBT	$130,550	$124,910

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

The consolidated notes within the 2009 Annual Report on Form 10-K (the 2009 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the Company’s audited financial statements for the year ended December 31, 2009 included in the 2009 Form 10-K.

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

During the nine months ended September 30, 2010, there were 94,463 common shares (approximately $1.5 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Preferred Stock
In August 2010, the Company repurchased 108 shares of its $7.00 Series, nonredeemable cumulative preferred stock for approximately $11 thousand.

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

Middlesex received approval from the NJBPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company expects to complete the transaction in December 2010.  Proceeds from this financing will be used for the 2011 main cleaning and lining project.

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

	(Thousands of Dollars)
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$85,084	$85,556	$87,230	$84,429
SRF Bonds	$921	$942	$1,061	$1,091

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $48.9 million at September 30, 2010 and $40.3 million at December 31, 2009. Customer advances for construction have a carrying amount of $21.2 million at September 30, 2010 and $20.8 million at December 31, 2009. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
Basic:	2010	Shares	2009	Shares
Net Income	$5,736	15,518	$4,027	13,458
Preferred Dividend	(52)	-	(52)	-
Earnings Applicable to Common Stock	$5,684	15,518	$3,975	13,458

Basic EPS	$0.37		$0.30

Diluted:
Earnings Applicable to Common Stock	$5,684	15,518	$3,975	13,458
$7.00 Series Preferred Dividend	24	167	24	166
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$5,722	15,781	$4,013	13,720

Diluted EPS	$0.36		$0.29

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
Basic:	2010	Shares	2009	Shares
Net Income	$11,720	14,350	$8,234	13,435
Preferred Dividend	(156)	-	(156)	-
Earnings Applicable to Common Stock	$11,564	14,350	$8,078	13,435

Basic EPS	$0.81		$0.60

Diluted:
Earnings Applicable to Common Stock	$11,564	14,350	$8,078	13,435
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	42	96	42	96
Adjusted Earnings Applicable to Common Stock	$11,679	14,613	$8,193	13,698

Diluted EPS	$0.80		$0.60

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

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Segments:	2010	2009	2010	2009
Revenues:
Regulated	$27,062	$22,943	$70,083	$61,407
Non – Regulated	2,826	2,806	8,183	8,197
Inter-segment Elimination	(303)	(251)	(498)	(440)
Consolidated Revenues	$29,585	$25,498	$77,768	$69,164
Operating Income:
Regulated	$9,560	$6,607	$19,781	$14,248
Non – Regulated	461	717	1,423	1,625
Consolidated Operating Income	$10,021	$7,324	$21,204	$15,873

Net Income:
Regulated	$5,433	$3,580	$10,799	$7,179
Non – Regulated	303	447	921	1,055
Consolidated Net Income	$5,736	$4,027	$11,720	$8,234

Index

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital Expenditures:
Regulated	$6,211	$3,943	$22,121	$15,877
Non – Regulated	31	3	102	12
Total Capital Expenditures	$6,242	$3,946	$22,223	$15,889

Assets:	As of September 30, 2010	As of December 31, 2009

Regulated	$475,467	$451,734
Non – Regulated	9,816	11,022
Inter-segment Elimination	(5,591)	(4,670)
Consolidated Assets	$479,692	$458,086

Note 6 – Short-term Borrowings

As of September 30, 2010, the Company has established lines of credit aggregating $58.0 million. At September 30, 2010, the outstanding borrowings under these credit lines were $18.8 million at a weighted average interest rate of 1.48%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average Daily Amounts Outstanding	$14,902	$41,657	$29,297	$39,038
Weighted Average Interest Rates	1.53%	1.61%	1.59%	1.77%

The maturity dates for the $18.8 million outstanding as of September 30, 2010 are all in October 2010.

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

In connection with the Agreement, Perth Amboy, through the Middlesex County Improvement Authority, issued approximately $68.0 million in three series of bonds. In 1998, as part of Agreement negotiations, Middlesex agreed to guarantee debt service payments on one of those series of bonds, designated the Series C Serial Bonds. Perth Amboy guaranteed the two other series of bonds.  The Series C Serial Bonds have been refinanced by Perth Amboy and Middlesex is no longer a guarantor of any Perth Amboy debt.

Water Supply
Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons a day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has

Index

provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2011, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Treated	$737	$720	$2,168	$1,827
Untreated	618	625	1,753	1,736
Total Costs	$1,355	$1,345	$3,921	$3,563

Construction
The Company expects to spend approximately $33.4 million on its construction program in 2010.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s noncontributory defined benefit pension plan (the Pension Plan) covers substantially all employees with more than 1,000 hours of service and who were hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. For the three months ended September 30, 2010 and 2009, the Company made Pension Plan cash contributions of $0.8 million and $0.8 million, respectively.  For the nine months ended September 30, 2010 and 2009, the Company made Pension Plan cash contributions of $1.4 million and $1.9 million, respectively.  The Company expects to make additional Pension Plan cash contributions of approximately $1.6 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Index

Postretirement Benefits Other Than Pensions
The Company’s postretirement plan other than pensions (the Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2010 and 2009, the Company made Other Benefits Plan cash contributions of $0.5 million and $0.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, the Company made Other Benefits Plan cash contributions of $1.4 million and $0.8 million, respectively.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $0.9 million to the plan over the remainder of the current year.

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Three Months Ended September 30,
	2010	2009	2010	2009

Service Cost	$349	$343	$256	$223
Interest Cost	557	525	334	272
Expected Return on Assets	(505)	(401)	(190)	(149)
Amortization of Unrecognized Losses	127	154	133	123
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$530	$623	$567	$503

	Nine Months Ended September 30,
	2010	2009	2010	2009

Service Cost	$1,047	$1,029	$769	$668
Interest Cost	1,671	1,575	1,001	815
Expected Return on Assets	(1,515)	(1,202)	(569)	(447)
Amortization of Unrecognized Losses	380	462	399	370
Amortization of Unrecognized Prior Service Cost	7	7	-	-
Amortization of Transition Obligation	-	-	101	101
Net Periodic Benefit Cost	$1,590	$1,871	$1,701	$1,507

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Middlesex has operated as a water utility in New Jersey since 1897, in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania, through our wholly-owned subsidiary, Twin Lakes, since 2009. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to the rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters.  We are regulated in New Jersey by the NJBPU, in Delaware by the DEPSC, and in Pennsylvania by the Pennsylvania Public Utilities Commission.  Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

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

Index

Recent Developments

Middlesex received approval from the NJBPU to issue up to $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company expects to complete the transaction in December 2010.  Proceeds from this financing will be used for the 2011 main cleaning and lining project.

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

Outlook

Our revenues are expected to increase for the remainder of 2010 as compared to 2009 from the current year implementation of a DSIC in our Tidewater System and the March 2010 base water rate increase granted to Middlesex.

In addition to changes in rates we charge our customers, revenues and, ultimately, earnings may also be influenced by weather. These changes, as well as increases in capital expenditures and operating costs, are the primary factors in determining the timing and need for future rate increase requests.  We continue to implement plans to improve the efficiency of operations and reduce operating costs on an ongoing basis.

In 2009 and through the first six months of 2010, economic conditions negatively impacted our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex System.  We have begun to see an increase in usage by our commercial and industrial customers since that time.  We are unable to determine when these customers’ aggregate water demands may return to previous levels, or if a reduced level of demand will continue indefinitely.  The decrease in demand by our commercial and industrial customers in our Middlesex System was one of the factors that precipitated our Middlesex rate request in 2009.  Middlesex was given appropriate recognition in that proceeding for the decrease in demand.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of Preliminary Survey & Investigation costs that will not be recoverable in rates in the near term.  In addition, the impact of the depressed national and local economies on the residential housing market had resulted in the suspension of construction activities on the North Carolina water and wastewater facility we had intended to own and operate. We are not obligated to assume ownership of the facilities until completion of construction by the present owner and until homes are occupied and customers

Index

are connected. We entered into this agreement in 2008 and have invested approximately $0.7 million. Given the continued effect of the economy on the pace of new housing construction, we did not expect construction on this project to resume in a timeframe acceptable to us.  We therefore elected to exercise our rights under the agreement to seek recovery of our investment.

As a result of the sale of common stock in June 2010, the Company expects its average level of short term borrowing to be lower in 2010 as compared to 2009.

The increased return on assets held in our retirement benefit plans during 2009 resulted in an increase in funds available for current and future obligations. This increase partially mitigated retirement plan benefit expenses and retirement plan cash contributions in 2010.

Our strategy for growth in revenues and profitability includes acquisitions, ongoing expansion of our existing customer base, contract operations and when necessary, rate relief. We will continue to pursue water and wastewater opportunities in both the regulated and non-regulated sectors that we believe complement existing capabilities and ultimately increase shareholder value.

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

Results of Operations – Three Months Ended September 30, 2010
	(In Thousands)
	Three Months Ended September 30,
	2010			2009
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$27,062	$2,523	$29,585	$22,943	$2,555	$25,498
Operations and maintenance expenses	12,079	1,957	14,036	11,545	1,740	13,285
Depreciation expense	2,351	36	2,387	2,131	43	2,174
Other taxes	3,072	69	3,141	2,660	55	2,715
Operating income	9,560	461	10,021	6,607	717	7,324

Other income, net	113	73	186	572	74	646
Interest expense	1,791	28	1,819	1,749	42	1,791
Income taxes	2,449	203	2,652	1,850	302	2,152
Net income	$5,433	$303	$5,736	$3,580	$447	$4,027

Index

Operating Revenues

Operating revenues for the three months ended September 30, 2010 increased $4.1 million from the same period in 2009.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System increased $3.4 million, primarily as a result of the following:
▪	Contract Sales to Municipalities increased by $1.0 million from higher customer demand for water and the March 2010 base rate increase;
▪
Sales to General Metered Service (GMS) customers, which includes residential, commercial and industrial classes of customers, increased by $2.0 million, primarily from the effects of the March 2010 base water rate increase ($1.1 million) and increased customer demand for water ($0.9 million).  The increased demand primarily resulted from hot, dry weather and an increase in demand by our commercial and industrial customers.  In 2009 and through the 2nd quarter of 2010, water consumption by our commercial and industrial customer class was below the historical average; and

▪	Facilities Charges increased by $0.4 million, primarily from the March 2010 rate increase.
•	Revenues from our Tidewater System increased $0.7 million, primarily as a result of the following:
▪	Higher demand by our GMS customers ($0.6 million); and
▪	A contract to temporarily provide water to Dover Air Force Base in Delaware ($0.1 million).

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2010 increased $0.8 million from the same period in 2009. This increase was primarily related to the following factors:

•	Increased costs of $0.1 million resulting from water main breaks in our Middlesex and Tidewater Systems;
•	Increased labor costs of $0.2 million related to higher average labor rates and increased overtime related to higher water production and increased water main breaks in our Tidewater System;
•	Increased costs of $0.2 million from the implementation of a Company-wide information technology platform in 2010;
•	Increased purchased power costs of $0.1 million primarily related to increased water production; and
•	All other operating and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended September 30, 2010 increased $0.2 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2010 increased $0.4 million from the same period in 2009, primarily due to increased gross receipts and franchise taxes on higher taxable revenues in our Middlesex System.

Index

Other Income, net

Other Income, net for the three months ended September 30, 2010 decreased $0.5 million from the same period in 2009, primarily related to the following factors:

•
A decrease in Allowance for Funds Used During Construction (AFUDC) due to the completion of several longer term, large capital projects that were actively under construction during the prior year period ($0.1 million);

•	Decreased Other Income of $0.3 million, primarily related to the sale of a non-operating asset in the third quarter of 2009; and
•	Increased Other Expenses of $0.1 million for costs related to potential projects at our Delaware subsidiaries.

Interest Charges

Interest charges for the three months ended September 30, 2010 were consistent with the same period in 2009, primarily from increased interest on long-term debt offset by decreased interest on short-term debt.  In 2010, the Company has replaced some of its variable-rate, short-term loans under our lines of credit with long-term, fixed rate borrowings at a higher interest rates.

Income Taxes

Income taxes for the three months ended September 30, 2010 increased $0.5 million from the same period in 2009, as a result of higher taxable income for the three months ended September 30, 2010 as compared to the same period in 2009.

Net Income and Earnings Per Share

Favorable results for the three months ended September 30, 2010 increased net income by $1.7 million when compared to the same period in 2009. Basic and diluted earnings per share increased to $0.37 and $0.36, respectively, for the three months ended September 30, 2010 as compared to $0.30 and $0.29, respectively, for the three months ended September 30, 2009.  The increase in earnings per share for the three months ended September 30, 2010 as compared to the same period in 2009 was tempered by an increase in the average number of common shares outstanding after the Company’s public offering of 1.9 million shares of common stock in June 2010.

Index

Results of Operations – Nine Months Ended September 30, 2010

	(In Thousands)
	Nine Months Ended September 30,
	2010			2009
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$70,083	$7,685	$77,768	$61,407	$7,757	$69,164
Operations and maintenance expenses	35,263	5,942	41,205	33,380	5,842	39,222
Depreciation expense	6,713	114	6,827	6,256	114	6,370
Other taxes	8,326	206	8,532	7,523	176	7,699
Operating income	19,781	1,423	21,204	14,248	1,625	15,873

Other income, net	914	222	1,136	1,175	263	1,438
Interest expense	5,018	107	5,125	4,798	151	4,949
Income taxes	4,878	617	5,495	3,446	682	4,128
Net income	$10,799	$921	$11,720	$7,179	$1,055	$8,234

Operating Revenues

Operating revenues for the nine months ended September 30, 2010 increased $8.6 million from the same period in 2009.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System increased $6.1 million, primarily as a result of the following:
▪	Contract Sales to Municipalities increased by $2.2 million due to higher customer demand for water and the March 2010 rate increase;
▪
Sales to GMS Customers increased by $2.3 million from the implementation of the March 2010 base water rate increase ($2.1 million) and increased customer demand for water ($0.2 million). The increased demand primarily resulted from hot, dry weather and an increase in demand by our commercial and industrial customers in the 3rd quarter of 2010, which mitigated decreased demand through the six months ended June 30, 2010.  In 2009 and through the 2nd quarter of 2010, water consumption by our commercial and industrial customer class was below the historical average;

▪	Facilities Charges increased by $1.5 million from the March 2010 rate increase; and
▪	All other revenue categories increased $0.1 million.
•	Revenues in our Tidewater System increased $2.4 million primarily from the following:
▪	Higher demand by our GMS customers ($1.3 million);
▪	Increased base water rates that went into effect during 2009 ($0.4 million);
▪	A contract to temporarily provide water to Dover Air Force Base in Delaware ($0.4 million); and
▪	New customer growth increased connection fees and facilities charges ($0.3 million).
•	Additional services provided by White Marsh under non-regulated contracts increased revenues by $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2010 increased $2.0 million from the same period in 2009. This increase was primarily related to the following factors:

•	Increased costs of $0.6 million due to water main breaks in our Middlesex System;
•	Increased purchased water costs of $0.4 million in our Middlesex System, primarily from the aforementioned increased customer demand;
•	Increased costs of $0.5 million from the implementation of a Company-wide information technology platform; and
•	Increased labor costs of $0.5 million related to higher average labor rates and increased overtime related to higher water production and increased main breaks in our Middlesex and Tidewater Systems.

Depreciation

Depreciation expense for the nine months ended September 30, 2010 increased $0.5 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2010 increased $0.8 million from the same period in 2009, primarily due to increased gross receipts and franchise taxes on higher taxable revenues in our Middlesex System.

Other Income, net

Other Income, net for the nine months ended September 30, 2010 decreased $0.3 million from the same period in 2009, primarily related to the following factors:

•	Decreased Other Income of $0.2 million, primarily related to the sale of a non-operating asset in the third quarter of 2009;
•	Increased Other Expenses of $0.1 million for certain costs related to potential projects at our Delaware subsidiaries; and
•	Increased AFUDC on several longer term, large capital projects that were actively under construction through June 30, 2010 which have since been placed into service ($0.1 million).

Interest Charges

Interest charges for the nine months ended September 30, 2010 increased $0.2 million from the same period in 2009, primarily from replacing variable-rate, short-term loans under our lines of credit with longer-term, fixed rate borrowings at higher interest rates.

Income Taxes

Income taxes for the nine months ended September 30, 2010 increased $1.4 million from the same period in 2009, as a result of higher taxable income in 2010 as compared to 2009.

Index

Net Income and Earnings Per Share

Favorable results for the nine months ended September 30, 2010 increased net income by $3.5 million when compared to the same period in 2009. Basic and diluted earnings per share increased to $0.81 and $0.80, respectively, for the nine months ended September 30, 2010 as compared to $0.60 and $0.60, respectively, for the nine months ended September 30, 2009.  The increase in earnings per share for the nine months ended September 30, 2010 as compared to the same period in 2009 was tempered by an increase in the average number of common shares outstanding after the Company’s public offering of 1.9 million shares of common stock in June 2010.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in "Results of Operations."

For the nine months ended September 30, 2010, cash flows from operating activities increased $5.6 million to $15.7 million.  Increased earnings and the timing of certain tax and operating payments were the primary reasons for the increase in cash flow.  The $15.7 million of net cash flow from operations enabled us to fund approximately 70.8% of our utility plant expenditures internally for the period.

Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our DRP and common stock offerings.  See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2010 is currently estimated to be $33.4 million.  Through September 30, 2010, we have expended $22.2 million and expect to incur approximately $11.2 million for capital projects for the remainder of 2010.

We currently project that we may be required to expend approximately $45 million for capital projects in 2011 and 2012. The exact amount is dependent on customer growth, residential housing sales, project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2010, we plan on utilizing:
•	Internally generated funds;
•	Proceeds from the sale of common stock through the DRP;
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $3.4 million) and Delaware SRF loans (currently, $1.1 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and

•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  As of September 30, 2010, the outstanding borrowings under these credit lines had been reduced to $18.8 million as compared to $42.9 million at December 31, 2009, primarily resulting from the $27.8 million of proceeds from the June 2010 common stock public offering of 1.9 million shares.

Index

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $2.0 million of the current portion of 29 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 except as follows:

Reference is made to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and the paragraph headed “We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.”

In connection with our contract to operate and maintain the water and wastewater systems of the City of Perth Amboy, New Jersey, Middlesex had guaranteed Perth Amboy’s obligation to make debt service payments on Middlesex County Improvement Authority Series C Serial Bonds (the “Series C Serial Bonds”), issued in the principal amount of approximately $26.3 million.  Perth Amboy has refunded the Series C Serial Bonds on terms which no longer require Middlesex to guarantee payment and accordingly, Middlesex is no longer exposed to the risk of payment under the guarantee.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

	By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 3, 2010