Form 10-K
period 2010-12-31
MIDDLESEX WATER CO
filed 2011-03-09
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was $245,798,155 based on the closing market price of $15.85 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 4, 2011:
Common Stock, No par Value 15,386,657 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2011, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2010 fiscal year, is incorporated by reference into Part III.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into viable projects; and
-	other factors discussed elsewhere in this annual report.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 60,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Township of Edison, the Boroughs of Highland Park and Sayreville and both the Old Bridge and the Marlboro Township Municipal Utilities Authorities. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 64% of our 2010 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey.  This system is referred to as Bayview and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2010 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 34,000 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. White Marsh is an additional wholly-owned subsidiary that is unregulated as to rates and operates water and wastewater systems under contract for approximately 6,000 residential customers. White Marsh also owns the office buildings that Tidewater uses as its central business office campus. The Tidewater System produced approximately 25% of our 2010 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in 2018.  USA-PA serves approximately 10,500 homes and businesses, most of which are served by both the water and wastewater systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth.   Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2010 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2010 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers.  Pinelands Wastewater produced approximately 1% of our 2010 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance program called LineCareSM and LineCare+SM, respectively. These are maintenance programs that cover, up to a specified limit, all parts, material and labor required to repair or replace specific elements of the customer’s water service line, customer shut-off valve and/or sewer lateral, in the event of a failure.  The Company’s responsibility for maintenance costs under the programs is subject to annual limits.  USA produced less than 1% of our 2010 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 1,900 residential retail customers in Delaware. TESI produced less than 1% of our 2010 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes, acquired in November 2009, provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2010 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars) Years Ended December 31,
	2010	2009	2008
Operating Revenues	$102,735	$91,243	$91,038
Operating Income	$26,597	$20,161	$24,019
Net Income	$14,330	$9,977	$12,208

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2010	2009	2008

Residential	45.5%	44.9%	45.1%
Commercial	9.7	9.4	9.6
Industrial	8.7	9.0	9.3
Fire Protection	9.7	10.5	10.4
Contract Sales	14.6	13.1	13.1
Contract Operations	9.7	10.9	10.5
Other	2.1	2.2	2.0
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 16.8 billion gallons in 2010, obtains water from surface sources and wells, or groundwater sources. In 2010, surface sources of water provided approximately 74% of the Middlesex System’s water supply, groundwater sources provided approximately 19% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority.  Middlesex is under contract with the New Jersey Water Supply Authority, which expires November 30, 2023.

Index

The contract provides for average purchases of 27 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to, and treated at the Middlesex Carl J. Olsen (CJO) Water Treatment Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement provides for minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater System

Our Tidewater System produced approximately 2.1 billion gallons in 2010 from 162 wells. In 2010, 3 new wells were placed into service and we retired 1 well for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater expects to continue to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. The Tidewater System does not have a central treatment facility but has several regional, as well as several smaller independent, treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells which produced approximately 185.3 million gallons in 2010. The pumping capacity of the four wells is 2.2 million gallons per day.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 107.6 million gallons in 2010.

Bayview System

Water supply to Bayview customers is derived from two wells, which delivered approximately 9.4 million gallons in 2010.

TESI System

The TESI System owns and operates six wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. The TESI System treated approximately 79.5 million gallons in 2010.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from two wells, which delivered approximately 23.8 million gallons in 2010.

Index

Employees

As of December 31, 2010, we had a total of 292 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Index

In determining our rates, the respective Utility Commissions consider the income, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the respective Utility Commissions do not guarantee particular rates of return to us for our New Jersey, Delaware and Pennsylvania operations.  Thus, we may not achieve the rates of return permitted by the Utility Commissions.  In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In January 2011, Middlesex filed an application with the NJBPU seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In March 2010, a settlement was reached with respect to Middlesex’s application with the NJBPU seeking permission to increase its base water rates. The NJBPU granted an increase in annual operating revenues of 13.57%, or $7.8 million.  The base water rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new base water rates are designed to recover these increased costs, as well as provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater Rate Matters
A Distribution System Improvement Charge (DSIC) is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  The following summarizes Tidewater’s approved DSIC rates from January 1, 2010 through January 1, 2011:

Date	January 1, 2010	July 1, 2010	January 1, 2011
% Increase (Decrease)	1.11%	(0.04)%	0.27%
Cumulative %	1.11%	1.07%	1.34%

Future Rate Filings

Middlesex and several of its subsidiaries are expected to file for rate increases in 2011.  There can be no assurances however, that the respective Utility Commissions will approve the anticipated rate increase requests in whole or in part.  In addition, the timing of approval of these rate requests is presently not known.

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

Index

the method selected to treat the water to the required standards.   We regularly test our water to determine compliance with existing government environmental regulatory agencies’ primary water quality standards.

Well water treatment in our Middlesex System is by chlorination for disinfection purposes.  In addition, at certain locations, air stripping is used for removal of volatile organics removal.

Surface water treatment in our Middlesex System is by conventional treatment; coagulation, sedimentation and filtration. The treatment process includes pH adjustment, chlorination for disinfection, and corrosion control for the distribution system.

Well water treatment in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal.

Well water treatment in the Pinelands, Bayview and Twin Lakes Systems (disinfection only) is performed at individual well sites.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	52	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	52	Vice President and Chief Financial Officer
Richard M. Risoldi	54	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	63	Vice President-General Counsel, Secretary and Treasurer
James P. Garrett	64	Vice President–Human Resources
Bernadette M. Sohler	50	Vice President-Corporate Affairs
Gerard L. Esposito	59	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in the regulated water utility business since 1985. Mr. Doll is Chairman of the Board of Directors of the New Jersey Utilities Association and is a Director of the National Association of Water Companies and the Water Research Foundation.

Index

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was elected Vice President and Chief Financial Officer in 1996.  He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., Utility Service Affiliates, Inc., and White Marsh Environmental Systems, Inc.  He is Vice President, Treasurer and a Director of Utility Service Affiliates (Perth Amboy) Inc., Pinelands Water Company and Pinelands Wastewater Company.  He is also Vice President and Chief Financial Officer of Twin Lakes Utilities, Inc.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities.  He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President-Subsidiary Operations in May 2004, responsible for regulated and unregulated subsidiary operations and business development. In January 2010, he became Vice President – Operations and Chief Operating Officer.  He is a Director of Tidewater Utilities, Inc., Tidewater Environmental Services, Inc., White Marsh Environmental Systems Inc and Utility Service Affiliates (Perth Amboy) Inc.  He also serves as Director and President of Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc. and Twin Lakes Utilities, Inc.

Kenneth J. Quinn – Mr. Quinn joined the Company in 2002 as General Counsel and was elected Assistant Secretary in 2003.  In 2004, Mr. Quinn was elected Vice President, Secretary and Treasurer for Middlesex and Secretary and Assistant Treasurer for all subsidiaries of Middlesex.  Prior to joining the Company he had been employed in private law practice as well as by two major banking institutions located in New Jersey. He is a member of the New Jersey State Bar Association and its Public Utility Law Section.

James P. Garrett – Mr. Garrett, a licensed attorney, joined the Company in 2003 as Assistant Vice President–Human Resources. In May 2004, he was elected Vice President- Human Resources and is responsible for all human resources and information technology throughout the Company.  Prior to his hire, Mr. Garrett was employed by a national retail chain as Director of Organizational Development.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007 with responsibilities for corporate, investor and employee communications, media and government relations, marketing, community affairs and corporate philanthropic activities.  She also serves as Vice President of Utility Service Affiliates, Inc.  Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry.

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

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without filing a petition with the appropriate Utility Commissions. If these agencies modify, delay, or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first filing a petition with the NJBPU and going through a lengthy administrative process. In much the same way, the DEPSC and the PAPUC regulate our public utility companies in Delaware and Pennsylvania, respectively. We cannot give assurance of when we will request approval for any such matter, nor can we predict whether these Utility Commissions will approve, deny or reduce the amount of such requests.

Certain costs of doing business are not completely within our control. The failure to obtain any rate increase would prevent us from increasing our revenues and, unless we are able to reduce costs, would result in reduced earnings.

General economic conditions may materially and adversely affect our financial condition and results of operations.

Recent economic conditions have negatively impacted our customers’ water usage demands, particularly the level of water usage demand by our commercial and industrial customers in our Middlesex System.  We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely.  If water demand by our commercial and industrial customers in our Middlesex System does not return to previous levels, our financial condition and results of operations could be negatively impacted.

Recent economic conditions have also impacted the volume and pace of residential construction in our Delaware markets and in other states where developer-projects are in various stages of completion.  The timing and extent of recovery of our engineering and other preliminary survey and investigation (PS&I) charges either from the construction of a project that yields customers or from reimbursements from a developer is dependent upon the timing and extent to which such projects may or may not be further developed or from our ability to collect amounts contractually owed to us.  If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

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

We are also subject to regulations related to fire protection services in New Jersey and Delaware.  In New Jersey there is no state-wide fire protection regulatory agency.  However, New Jersey regulations exist as to the size of piping required regarding the provision of fire protection services.  In Delaware, fire protection is regulated statewide by the Office of State Fire Marshal.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend approximately $66.0 million for capital projects through 2013.  We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary.  This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is competitive, especially in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may in the future challenge, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities, which could adversely affect our operating results.

We have a long-term contractual obligation for water and wastewater system operation and maintenance under which we may incur costs in excess of payments received.

USA-PA operates and maintains the water and wastewater systems of the City of Perth Amboy, New Jersey under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

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

Index

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

Index

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

Index

Water is withdrawn from the Delaware & Raritan Canal at New Brunswick, New Jersey through our intake and pumping station, located on state-owned land bordering the canal.  Water is transported through two raw water pipelines for treatment and distribution at our CJO Water Treatment Plant in Edison, New Jersey.

The CJO Water Treatment Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Water Treatment Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Water Treatment Plant and the water supply and distribution system in the Middlesex System.  There is an on-site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Water Treatment Plant is 45 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

In addition, there is a 15 mgd auxiliary pumping station located at the CJO Water Treatment Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 739 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Water Treatment Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Water Treatment Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview), a 5 million gallon reservoir in Carteret (Eborn) and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which the Middlesex System’s 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Water Treatment Plant is located.  We also own our headquarters complex located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building and an adjacent 16,500 square foot maintenance facility.

Tidewater System

The Tidewater System is comprised of 86 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 613 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on eleven-acre lot owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet.

Pinelands System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.2 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Index

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

Twin Lakes System

Twin Lakes owns two well sites, which are located in the Township of Shohola, Pike County, Pennsylvania. Water is transported to our customers through 3.7 miles of distribution mains.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

Item 3.	Legal Proceedings.

The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Removed and Reserved.

Index

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter.  As of December 31, 2010, there were 1,950 holders of record.

2010	High	Low	Dividend

Fourth Quarter	$19.31	$16.77	$0.1825
Third Quarter	$17.16	$15.48	$0.1800
Second Quarter	$18.70	$14.74	$0.1800
First Quarter	$18.00	$16.16	$0.1800

2009	High	Low	Dividend

Fourth Quarter	$17.91	$14.74	$0.1800
Third Quarter	$15.89	$13.62	$0.1775
Second Quarter	$15.29	$12.61	$0.1775
First Quarter	$17.71	$11.64	$0.1775

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

In June 2010, the Company sold and issued 1.9 million shares of common stock in a public offering that was priced at $15.21 per share.  The net proceeds of approximately $27.8 million were used to repay certain of the Company’s short-term debt outstanding.

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.9 million through the issuance of 0.1 million shares under the Plan during 2010.

The Company has a stock compensation plan for its employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million awarded shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares and 0.2 million shares remain available for future awards under the 2008 Restricted Stock Plan.

Index

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2010, 1,416 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 0.1 million and 97,030 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2005.  The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Middlesex Water Company, The Dow Jones Wilshire 5000 Index and a Peer Group

*$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.

** Peer group includes American States Water Company, American Water Works, Inc., Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., York Water Company and Middlesex.

	December 31,
	2005	2006	2007	2008	2009	2010
Middlesex Water Company	100.00	112.00	116.50	110.20	118.10	128.20
Dow Jones Wilshire 5000	100.00	115.80	122.30	76.70	98.50	115.40
Peer Group	100.00	100.40	96.70	94.70	94.30	112.20

Index

Item 6.	Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands Except per Share Data)

	2010	2009	2008	2007	2006
Operating Revenues	$102,735	$91,243	$91,038	$86,114	$81,061
Operating Expenses:
Operations and Maintenance	55,481	52,348	48,929	46,240	43,345
Depreciation	9,244	8,559	7,922	7,539	7,060
Other Taxes	11,413	10,175	10,168	9,664	9,338
Total Operating Expenses	76,138	71,082	67,019	63,443	59,743
Operating Income	26,597	20,161	24,019	22,671	21,318
Other Income, Net	1,444	1,726	1,302	1,527	774
Interest Charges	6,925	6,750	7,057	6,619	7,012
Income Taxes	6,786	5,160	6,056	5,736	5,041
Net Income	14,330	9,977	12,208	11,843	10,039
Preferred Stock Dividend	207	208	218	248	248
Earnings Applicable to Common Stock	$14,123	$9,769	$11,990	$11,595	$9,791
Earnings per Share:
Basic	$0.96	$0.73	$0.90	$0.88	$0.83
Diluted	$0.96	$0.72	$0.89	$0.87	$0.82
Average Shares Outstanding:
Basic	14,654	13,454	13,317	13,203	11,844
Diluted	14,916	13,716	13,615	13,534	12,175
Dividends Declared and Paid	$0.723	$0.713	$0.703	$0.693	$0.683
Total Assets	$489,185	$458,086	$440,000	$392,675	$370,267
Convertible Preferred Stock	$2,273	$2,273	$2,273	$2,856	$2,856
Long-term Debt	$133,844	$124,910	$118,217	$131,615	$130,706

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management’s Overview

Operations

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes, since 2009.  We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries.  We are regulated as to rates charged to customers for water and wastewater services, as to the

Index

quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 303,000. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our Bayview subsidiary provides water services in Downe Township, New Jersey.  Our other New Jersey subsidiaries, Pinelands Water and Pinelands Wastewater, provide water and wastewater services to residents in Southampton Township, New Jersey.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance programs called LineCareSM and LineCare+SM, respectively.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 34,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 6,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our TESI subsidiary provides wastewater services to approximately 1,900 residential retail customers. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

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

Strategy

Our strategy is focused on four key areas:

•	Serve as a trusted and continually-improving provider of safe, reliable and cost-effective water, wastewater and related services;

•	Provide a comprehensive suite of water and wastewater solutions in the continually-developing Delaware market that results in profitable growth;

•	Pursue profitable growth in our core states of New Jersey and Delaware, as well as additional states; and

•	Invest in products, services and other viable opportunities that complement our core competencies.

Rates

Middlesex - In January 2011, Middlesex filed an application with the NJBPU seeking permission to establish a PWAC and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water

Index

utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In March 2010, a settlement was reached with respect to Middlesex’s application with the NJBPU seeking permission to increase its base water rates.  The NJBPU granted an increase in annual operating revenues of 13.57%, or $7.8 million.  The base water rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater – A DSIC is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  The following summarizes Tidewater’s approved DSIC rates from January 1, 2010 through January 1, 2011:

Date	January 1, 2010	July 1, 2010	January 1, 2011
% Increase (Decrease)	1.11%	(0.04)%	0.27%
Cumulative %	1.11%	1.07%	1.34%

Outlook

Rate relief and favorable weather patterns bolstered our consolidated revenues in 2010.  Even though revenues for 2011 should be favorably impacted by the full year effect of the March 2010 Middlesex rate increase, the Tidewater DSIC and the anticipated Middlesex PWAC, there can be no assurance that the higher level of customer water consumption experienced during the extended hot, dry period throughout our service territories in 2010 will continue in 2011.  Severe winter weather in early 2011 has negatively impacted our operation and maintenance costs for main breaks and snow removal, particularly in New Jersey.  These weather patterns may continue, which could further increase costs.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  In the second half of 2010, we began to see an increase in usage by our commercial and industrial customers.  However, we are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely.  We were given appropriate recognition of this decrease in demand in Middlesex’s March 2010 rate increase.

As discussed above, revenues and earnings are influenced by weather. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests.  We continue to implement plans to streamline operations and reduce operating costs.

Middlesex and several of its subsidiaries are expected to file for rate increases in 2011.  There can be no assurances however, that the respective Utility Commissions will approve the anticipated rate increase requests in whole or in part.  In addition, the timing of approval of these rate requests is presently not known.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of PS&I costs that will not be currently recoverable in rates.  If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

Index

The return on assets held in our retirement benefit plans during 2010 resulted in an increase in the amount available to fund current and future obligations.  We expect this will help mitigate retirement plan benefit expenses and retirement plan cash contributions in 2011.

Operating Results by Segment

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 90%, 88% and 89% of total revenues, and approximately 92%, 87% and 90% of net income for the years ended December 31, 2010, 2009 and 2008, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2010 Compared to 2009

	(Millions of Dollars)
	Years ended December 31,
		2010			2009
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$92.0	$10.7	$102.7	$80.6	$10.6	$91.2
Operations and maintenance	47.0	8.5	55.5	44.2	8.1	52.3
Depreciation	9.1	0.1	9.2	8.4	0.1	8.5
Other taxes	11.1	0.3	11.4	9.9	0.3	10.2
Operating income	$24.8	$1.8	$26.6	$18.1	$2.1	$20.2

Other income, net	1.1	0.3	1.4	1.4	0.3	1.7
Interest expense	6.8	0.1	6.9	6.5	0.2	6.7
Income taxes	6.0	0.8	6.8	4.3	0.9	5.2
Net income	$13.1	$1.2	$14.3	$8.7	$1.3	$10.0

Operating Revenues

Operating revenues for the year ended December 31, 2010 increased $11.5 million from the same period in 2009.  This increase was primarily related to the following factors:

•	Revenues in our Middlesex System increased $8.5 million, primarily as a result of the following:
o	Contract Sales to Municipalities increased by $2.6 million due to higher customer demand for water and the March 2010 rate increase;
o
Sales to General Metered Service (GMS) Customers increased by $4.0 million from the implementation of the March 2010 base water rate increase ($3.2 million) and increased customer demand for water ($0.8 million). The increased demand primarily resulted from hot, dry weather in the summer months and an increase in demand by our commercial and industrial customers in the 3rd and 4th quarters of 2010, which mitigated decreased demand through the six months ended June 30, 2010.  In 2009 and through the 2nd quarter of 2010, water consumption by our commercial and industrial customer class was below the historical average;

Index

o	Facilities Charges increased by $2.0 million from the March 2010 rate increase; and
o	All other revenue categories decreased $0.1 million.
•	Revenues in our Tidewater System increased $2.7 million primarily from the following:
o	Higher demand by our GMS customers ($1.5 million);
o	Increased base water rates that went into effect during 2009 ($0.4 million);
o	A contract to temporarily provide water to Dover Air Force Base in Delaware ($0.4 million);
o	New customer growth increased connection fees and facilities charges ($0.5 million); and
o	All other revenue categories decreased $0.1 million.
•	Additional services provided by White Marsh under non-regulated contracts increased revenues by $0.2 million.
•	All other subsidiaries’ revenues collectively increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2010 increased $3.2 million from the same period in 2009. This increase was primarily related to the following factors:

•	Increased material and supply and outside contractor costs of $0.8 million due to water main breaks in our Middlesex and Tidewater Systems;
•	Increased purchased water costs of $0.5 million in our Middlesex and Tidewater Systems, primarily from the aforementioned increased customer demand;
•	Increased net costs of $0.5 million from the implementation of a Company-wide information technology platform;
•	Increased labor costs of $0.9 million related to higher average labor rates and increased overtime related to higher water production and increased main breaks in our Middlesex and Tidewater Systems.
•	Increased employee benefit costs of $0.2 million primarily related to higher life insurance expenses resulting from market fluctuations in the cash surrender value of life insurance policies; and
•	All other operation and maintenance expense categories collectively increased $0.3 million.

Depreciation

Depreciation expense for the year ended December 31, 2010 increased $0.7 million from the same period in 2009 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2010 increased $1.2 million from the same period in 2009, primarily due to increased gross receipts and franchise taxes on higher taxable revenues in our Middlesex System.

Index

Other Income, net

Other Income, net for the year ended December 31, 2010 decreased $0.3 million from the same period in 2009, primarily related to the following factors:

•	Decreased Other Income of $0.2 million, primarily related to the sale of a non-operating asset in the third quarter of 2009;
•	Increased Other Expenses of $0.2 million for certain costs related to potential projects at our Delaware subsidiaries; and
•	All additional Other Income, net categories increased $0.1 million.

Interest Charges

Interest charges for the year ended December 31, 2010 increased $0.2 million from the same period in 2009, primarily from replacing variable-rate, short-term loans under our lines of credit with longer-term, fixed rate borrowings at higher interest rates.

Income Taxes

Income taxes for the year ended December 31, 2010 increased $1.6 million from the same period in 2009, as a result of higher taxable income in 2010 as compared to 2009.

Net Income and Earnings Per Share

Favorable results for the year ended December 31, 2010 increased net income by $4.3 million when compared to the same period in 2009. Basic and diluted earnings per share increased to $0.96 for the year ended December 31, 2010 as compared to $0.73 and $0.72, respectively, for the year ended December 31, 2009.  The increase in earnings per share for the year ended December 31, 2010 as compared to the same period in 2009 was tempered by an increase in the average number of common shares outstanding after the Company’s public offering of 1.9 million shares of common stock in June 2010.

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

Index

Operating Revenues

Operating revenues for the year ended December 31, 2009 increased $0.2 million from the same period in 2008.  This increase was primarily related to the following factors:

•
Revenues in our Middlesex System decreased $1.6 million, primarily as a result of lower water consumption across our residential, commercial and industrial customer classes. We experienced a $1.9 million decline in water use by our GMS customers compared to the same period in 2008. This lower water consumption was attributable to unfavorable weather as compared to prior years as well as decreased demand by our large commercial and industrial customers.  Increased revenues of $0.4 million from the PWAC implemented on July 1, 2009, offset some of the consumption revenue decline.  All other factors affecting Middlesex system revenues accounted for a $0.1 million decrease in revenues.

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

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2009 increased $3.4 million from the same period in 2008. This increase was primarily related to the following factors:

•
Labor costs at our regulated entities increased $0.9 million in 2009 as compared to 2008, primarily due to increases in wages and resources necessary to meet certain additional needs as well as increased overtime incurred in connection with a higher incidence of water main breaks and system maintenance in our Middlesex system.

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

Index

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

For the year ended December 31, 2010, cash flows from operating activities increased $7.1 million to $25.6 million.  As described more fully in the Results of Operations section above, increased earnings was the primary reason for the increase in cash flow.  The $25.6 million of net cash flow from operations enabled us to fund approximately 86% of our utility plant expenditures internally for the period.

Index

For the year ended December 31, 2009, cash flows from operating activities decreased $0.9 million to $18.5 million. As described more fully in the Results of Operations section above, lower earnings was the primary reason for the decrease in cash flow.  The $18.5 million of net cash flow from operations enabled us to fund approximately 92% of our utility plant expenditures internally for the period, with the remainder funded by bank lines of credit and other loan commitments.

Increases in certain operating costs impact our liquidity and capital resources. During 2010, we received rate relief for Middlesex and Tidewater. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.  Middlesex and several of its subsidiaries are expected to file for rate increases in 2011.  There can be no assurances however, that the respective Utility Commissions will approve the anticipated rate increase requests in whole or in part.  In addition, the timing of approval of these rate requests is not known.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings, and when market conditions are favorable, proceeds from sales of common stock under our DRP and offerings to the public.

The table below summarizes our estimated capital expenditures for the years 2011-2013.

	(Millions)
	2011	2012	2013	2011-2013
Distribution System	$13.5	$12.0	$12.8	$38.3
Production System	5.2	4.5	11.0	20.7
Computer Systems	2.7	0.4	0.4	3.5
Other	1.5	1.1	0.9	3.5
Total Estimated Capital Expenditures	$22.9	$18.0	$25.1	$66.0

Our estimated capital expenditures for the items listed above are primarily comprised of the following:
•
Distribution System-Projects associated with installation and relocation of water mains and service lines, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program, which is our program to clean and cement unlined mains in the Middlesex System.  In connection with our RENEW Program, we expect to spend $5.0 million, $4.0 million and $4.0 million for 2011, 2012 and 2013, respectively.

•	Production System-Projects associated with our water production and water treatment plants, including construction of a water treatment plant in our Middlesex system expected to be completed in 2014.
•	Computer Systems-Purchase of hardware and software as well as expected costs to complete implementation of our enterprise resource planning system.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security requirements and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2011, we plan on utilizing:
•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $5.7 million) and Delaware SRF loans (currently, $1.1 million) and, if available, proceeds

Index

from 2011 Delaware and New Jersey SRF programs. The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  As of December 31, 2010, we had $17.0 million outstanding against the lines of credit.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $58.0 million as of December 31, 2010. At December 31, 2010, the outstanding borrowings under these credit lines were $17.0 million at a weighted average interest rate of 1.53%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $26.4 million and $40.0 million at 1.58% and 1.73% for the years ended December 31, 2010 and 2009, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the New Jersey and Delaware SRF loan programs during 2010 and expect to participate in the 2011 New Jersey and Delaware SRF programs for up $4.0 million and $4.5 million, respectively.

In February 2010, Tidewater closed on a $1.1 million loan with the Delaware SRF.  This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw-down will be set at 3.45% with a final maturity of August 1, 2031 on the amount actually borrowed.  In December 2010, Tidewater borrowed approximately $17 thousand under this loan.

In March 2009, Tidewater closed on a $22.0 million DEPSC approved loan.  In 2009, Tidewater borrowed $12.0 million under this loan.  In March 2010, Tidewater borrowed the remaining $10.0 million at a rate of 5.69% with a final maturity in January 2030.

In December 2010, Middlesex issued $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series MM and NN in December 2010.  Proceeds from the Series MM and NN bonds are included in Restricted Cash and will be used for Middlesex’s 2011 RENEW Program.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. In June 2010, the Company sold and issued 1.9 million shares of common stock in a public offering that was priced at $15.21 per share.  The net proceeds of approximately $27.8 million were used to repay certain of the Company’s short-term debt outstanding.

The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.9 million through the issuance of 0.1 million shares under the DRP during 2010.

Index

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

The table below presents our known contractual obligations for the periods specified as of December 31, 2010.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$138.3	$4.4	$9.2	$9.5	$115.2
Notes Payable	17.0	17.0	-	-	-
Interest on Long-term Debt	95.1	6.7	12.8	12.0	63.6
Purchased Water Contracts	45.8	5.2	10.4	10.3	19.9
Wastewater Operations	39.1	4.4	9.2	9.8	15.7
Total	$335.3	$37.7	$41.6	$41.6	$214.4

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations.  The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated.  In 2010, the Company contributed $6.3 million to its postretirement benefit plans and expects to contribute approximately $5.5 million in 2011.

Critical Accounting Policies and Estimates

The application of accounting policies and standards often requires the use of estimates, assumptions and judgments. The Company regularly evaluates these estimates, assumptions and judgments, including those related to the calculation of pension and postretirement benefits, unbilled revenues, and the recoverability of certain assets, including regulatory assets.  The Company bases its estimates, assumptions and judgments on historical experience and current operating environment.  Changes in any of the variables that are used for the Company’s estimates, assumptions and judgments may lead to significantly different financial statement results.

Our critical accounting policies are set forth below.

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America.  Middlesex and certain of its subsidiaries, which account for approximately 90% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

In accordance with Regulatory Accounting, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and

Index

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

Postretirement Benefit Plans

The costs for providing postretirement benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience.  Future postretirement benefit plan obligations and expense will depend on future investment performance, changes in future discount rates and various other demographic factors related to the population participating in the Company’s postretirement benefit plans, all of which can change significantly in future years.

We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers substantially all employees who were hired prior to March 31, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers.

The Company has a postretirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in the Other Benefits Plan. Coverage includes healthcare and life insurance.

The allocation by asset category of postretirement benefit plan assets at December 31, 2010 and 2009 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2010	2009	2010	2009	Target	Range
Equity Securities	64.0%	59.2%	42.3%	40.4%	60%	30-65%
Debt Securities	31.7%	36.4%	53.8%	49.5%	38%	25-70%
Cash	4.0%	4.1%	3.1%	9.0%	2%	0-10%
Commodities	0.3%	0.3%	0.8%	1.1%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

Index

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2010 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	5.48%	5.48%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2010 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2011 with a decline of 1.0% per year for 2012-2014 and 0.5% per year for 2015-2016, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2016.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(5,391)	$(521)
Discount Rate 1% Decrease	6,717	633

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(4,221)	$(426)
Discount Rate 1% Decrease	5,348	531
Healthcare Cost Trend Rate 1% Increase	4,553	696
Healthcare Cost Trend Rate 1% Decrease	(3,669)	(548)

The discount rates used at our December 31 measurement date for determining future postretirement benefit plans’ obligations and costs are determined based on market rates for long-term, high-quality corporate bonds specific to our Pension Plan and Other Benefits Plan’s asset allocation. The expected long-term rate of return for Pension Plan and Other Benefits Plan assets is determined based on historical returns and our asset allocation.

Recent Accounting Standards

See Note 1(n) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $4.4 million of the current portion of 30 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Index

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania

March 9, 2011

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED  BALANCE SHEETS
(In thousands)

		December 31,	December 31,
ASSETS		2010	2009
UTILITY PLANT:	Water Production	$118,919	$113,124
	Transmission and Distribution	308,468	293,269
	General	44,368	29,631
	Construction Work in Progress	11,715	17,547
	TOTAL	483,470	453,571
	Less Accumulated Depreciation	84,737	77,027
	UTILITY PLANT - NET	398,733	376,544

CURRENT ASSETS:	Cash and Cash Equivalents	2,453	4,278
	Accounts Receivable, net	11,963	10,616
	Unbilled Revenues	4,752	4,424
	Materials and Supplies (at average cost)	2,196	1,618
	Prepayments	1,401	1,109
	TOTAL CURRENT ASSETS	22,765	22,045

DEFERRED CHARGES	Unamortized Debt Expense	2,739	2,856
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	7,023	6,999
	Regulatory Assets	38,771	33,081
	Operations and Developer Contracts Receivable	4,589	3,715
	Restricted Cash	7,056	5,266
	Non-utility Assets - Net	7,122	7,134
	Other	387	446
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	67,687	59,497
	TOTAL ASSETS	$489,185	$458,086

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$139,534	$109,366
	Retained Earnings	33,745	30,265
	TOTAL COMMON EQUITY	173,279	139,631
	Preferred Stock	3,362	3,373
	Long-term Debt	133,844	124,910
	TOTAL CAPITALIZATION	310,485	267,914

CURRENT	Current Portion of Long-term Debt	4,432	3,710
LIABILITIES:	Notes Payable	17,000	42,850
	Accounts Payable	6,403	4,348
	Accrued Taxes	8,752	5,686
	Accrued Interest	1,598	1,861
	Unearned Revenues and Advanced Service Fees	864	861
	Other	1,691	1,352
	TOTAL CURRENT LIABILITIES	40,740	60,668

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,261	20,806
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,225	1,303
	Accumulated Deferred Income Taxes	29,691	27,788
	Employee Benefit Plans	28,562	25,723
	Regulatory Liability - Cost of Utility Plant Removal	7,369	6,738
	Other	154	275
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	88,262	82,633

CONTRIBUTIONS IN AID OF CONSTRUCTION		49,698	46,871
	TOTAL CAPITALIZATION AND LIABILITIES	$489,185	$458,086

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Operating Revenues	$102,735	$91,243	$91,038

Operating Expenses:
Operations and Maintenance	55,481	52,348	48,929
Depreciation	9,244	8,559	7,922
Other Taxes	11,413	10,175	10,168

Total Operating Expenses	76,138	71,082	67,019

Operating Income	26,597	20,161	24,019

Other Income (Expense):
Allowance for Funds Used During Construction	970	1,001	667
Other Income	912	1,011	906
Other Expense	(438)	(286)	(271)

Total Other Income, net	1,444	1,726	1,302

Interest Charges	6,925	6,750	7,057

Income before Income Taxes	21,116	15,137	18,264

Income Taxes	6,786	5,160	6,056

Net Income	14,330	9,977	12,208

Preferred Stock Dividend Requirements	207	208	218

Earnings Applicable to Common Stock	$14,123	$9,769	$11,990

Earnings per share of Common Stock:
Basic	$0.96	$0.73	$0.90
Diluted	$0.96	$0.72	$0.89

Average Number of
Common Shares Outstanding :
Basic	14,654	13,454	13,317
Diluted	14,916	13,716	13,615

Cash Dividends Paid per Common Share	$0.723	$0.713	$0.703

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,330	$9,977	$12,208
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,958	9,217	8,530
Provision for Deferred Income Taxes and ITC	630	5,522	1,032
Equity Portion of AFUDC	(611)	(580)	(348)
Cash Surrender Value of Life Insurance	104	(387)	576
Gain on Disposal of Equity Investments	-	-	(86)
Stock Compensation Expense	323	386	288
Changes in Assets and Liabilities:
Accounts Receivable	(2,222)	(1,112)	(807)
Unbilled Revenues	(328)	398	(213)
Materials & Supplies	(578)	(143)	(270)
Prepayments	(292)	372	(118)
Accounts Payable	2,055	(1,341)	147
Accrued Taxes	3,066	(2,096)	206
Accrued Interest	(263)	(192)	137
Employee Benefit Plans	(1,904)	(354)	(1,146)
Unearned Revenue & Advanced Service Fees	3	19	84
Other Assets and Liabilities	1,294	(1,180)	(816)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,565	18,506	19,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $359 in 2010, $421 in 2009 and $319 in 2008	(29,604)	(20,128)	(30,336)
Restricted Cash	(1,790)	456	(591)

NET CASH USED IN INVESTING ACTIVITIES	(31,394)	(19,672)	(30,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(4,314)	(18,244)	(2,787)
Proceeds from Issuance of Long-term Debt	13,970	12,014	4,652
Net Short-term Bank Borrowings	(25,850)	16,973	19,627
Deferred Debt Issuance Expense	(25)	(116)	(158)
Common Stock Issuance Expense	(133)	-	-
Restricted Cash	-	(25)	(40)
Repurchase of Preferred Stock	(11)	-	-
Proceeds from Issuance of Common Stock	29,845	1,251	1,187
Payment of Common Dividends	(10,510)	(9,582)	(9,353)
Payment of Preferred Dividends	(207)	(208)	(218)
Construction Advances and Contributions-Net	1,239	93	(128)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,004	2,156	12,782
NET CHANGES IN CASH AND CASH EQUIVALENTS	(1,825)	990	1,259
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,278	3,288	2,029
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,453	$4,278	$3,288

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,043	$4,264	$5,452
Transfer of Equity Investment to Employee Retirement Benefit Plans	$-	$-	$132
Long-term Debt Deobligation	$-	$1,352	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$7,155	$6,887	$6,864
Interest Capitalized	$359	$421	$319
Income Taxes	$4,617	$1,856	$5,205

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(In thousands)

	December 31, 2010	December 31, 2009
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2010 - 15,566	$139,534	$109,366
2009 - 13,519

Retained Earnings	33,745	30,265
TOTAL COMMON EQUITY	$173,279	$139,631

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	$1,457	$1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	89	100
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,362	$3,373

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,456	$2,581
6.25%, Amortizing Secured Note, due May 22, 2028	7,315	7,735
6.44%, Amortizing Secured Note, due August 25, 2030	5,507	5,787
6.46%, Amortizing Secured Note, due September 19, 2031	5,787	6,067
4.22%, State Revolving Trust Note, due December 31, 2022	585	622
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,655	3,687
3.49%, State Revolving Trust Note, due January 25, 2027	664	678
4.03%, State Revolving Trust Note, due December 1, 2026	865	903
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	522	625
0.00%, State Revolving Fund Bond, due September 1, 2021	397	436
3.64%, State Revolving Trust Note, due July 1, 2028	387	395
3.64%, State Revolving Trust Note, due January 1, 2028	130	132
3.45%, State Revolving Trust Note, due August 1, 2031	17	-
6.59%, Amortizing Secured Note, due April 20, 2029	6,395	6,743
7.05%, Amortizing Secured Note, due January 20, 2030	4,771	5,000
5.69%, Amortizing Secured Note, due January 20, 2030	9,786	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	430	483
4.25% to 4.63%, Series Y, due September 1, 2018	590	650
0.00%, Series Z, due September 1, 2019	1,007	1,118
5.25% to 5.75%, Series AA, due September 1, 2019	1,440	1,560
0.00%, Series BB, due September 1, 2021	1,328	1,447
4.00% to 5.00%, Series CC, due September 1, 2021	1,680	1,790
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due August 1, 2023	5,224	5,642
3.00% to 5.50%, Series FF, due August 1, 2024	6,555	6,935
0.00%, Series GG, due August 1, 2026	1,440	1,530
4.00% to 5.00%, Series HH, due August 1, 2026	1,715	1,810
0.00%, Series II, due August 1, 2024	1,239	1,619
3.40% to 5.00%, Series JJ, due August 1, 2024	1,625	1,690
0.00%, Series KK, due August 1, 2028	1,616	1,705
5.00% to 5.50%, Series LL, due August 1, 2028	1,695	1,750
0.00%, Series MM, due August 1, 2030	1,968	-
3.00% to 4.375%, Series NN, due August 1, 2030	1,985	-
SUBTOTAL LONG-TERM DEBT	138,276	128,620
Less: Current Portion of Long-term Debt	(4,432)	(3,710)
TOTAL LONG-TERM DEBT	$133,844	$124,910

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2008	13,246	$105,668	$27,441	$69	$133,178

Net Income			12,208		12,208
Change in Value of Equity Investments, Net of
$36 Income Tax				(69)	(69)
Comprehensive Income					12,139
Dividend Reinvestment & Common Stock
Purchase Plan	67	1,187			1,187
Conversion of $8 Convertible Preferred Stock	69	583			583
Restricted Stock Award, Net - Employees	22	288			288
Cash Dividends on Common Stock			(9,353)		(9,353)
Cash Dividends on Preferred Stock			(218)		(218)
Other			(1)		(1)
Balance at December 31, 2008	13,404	$107,726	$30,077	$-	$137,803

Net Income			9,977		9,977
Dividend Reinvestment & Common Stock
Purchase Plan	84	1,254			1,254
Restricted Stock Award, Net - Employees	29	365			365
Stock Award - Board Of Directors	2	21			21
Cash Dividends on Common Stock			(9,582)		(9,582)
Cash Dividends on Preferred Stock			(208)		(208)
Other			1		1
Balance at December 31, 2009	13,519	$109,366	$30,265	$-	$139,631

Net Income			14,330		14,330
Dividend Reinvestment & Common Stock
Purchase Plan	116	1,917			1,917
Restricted Stock Award, Net - Employees	14	299			299
Stock Award - Board Of Directors	2	24			24
Issuance of Common Stock	1,915	27,928			27,928
Cash Dividends on Common Stock			(10,510)		(10,510)
Cash Dividends on Preferred Stock			(207)		(207)
Common Stock Expenses			(133)		(133)
Balance at December 31, 2010	15,566	$139,534	$33,745	$-	$173,279

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

(c) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2010, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage.  The following table sets forth the range of depreciation rates for the

Index

major utility plant categories used to calculate depreciation for the years ended December 31, 2010, 2009 and 2008. These rates have been approved by the NJBPU, DEPSC or PAPUC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.87% - 5.39%	T&D – Mains	1.10% - 3.13%
Water Treatment	1.65% - 7.09%	T&D – Services	2.12% - 3.16%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%

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

(g) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2010, 2009 and 2008, approximately $1.0 million, $1.0 million and $0.7 million, respectively of AFUDC was added to the cost of construction projects.  AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2010, 2009 and 2008 for Middlesex and Tidewater are as follows:

	For The Year Ended December 31,
	2010	2009	2008
Middlesex	7.54%	7.65%	7.65%
Tidewater	8.24%	8.24%	8.33%

Index

(h) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.5 million and $0.4 million at December 31, 2010 and December 31, 2009, respectively. Bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.6 million and $0.2 million, respectively. Receivables not expected to be paid in 2011 are included as non-current assets in Operations and Developer Contracts Receivable.

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

USA bills customers in advance on a quarterly or annual basis for its LineCareSM service line maintenance program. USA’s advance billings are deferred and are recognized as earned.

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

(n) Recent Accounting Pronouncements

Topic 820, Fair Value Measurements and Disclosures - In January 2010, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2010-06, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require

Index

that disclosures be provided by classes of assets instead of by major categories of assets. However, unlike the proposed ASU, the final ASU does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the International Accounting Standards Board as part of a new convergence project on fair value measurement and disclosures.  Adoption of ASU 2010-06 had no impact on the Company’s results of operations, cash flows or financial position.

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

(p) Postretirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers substantially all active employees who were hired prior to March 31, 2007.  In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Company has a postretirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

The Company’s costs for providing postretirement benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience.  Postretirement benefit plan obligations and expense are determined based on investment performance, discount rates and various other demographic factors related to the population participating in the Company’s postretirement benefit plans, all of which can change significantly in future years. For more information on the Company’s Postretirement Benefit Plans, see Note 7 – Employee Benefit Plans.

Note 2 - Rate and Regulatory Matters

Rate Matters

In March 2010, a settlement was reached with respect to Middlesex’s application with the NJBPU seeking permission to increase its base water rates.  The NJBPU granted an increase in annual operating revenues of 13.57%, or $7.8 million.  The base water rate increase request was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment.  The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

In September 2009, the DEPSC approved an overall 14.95% or $3.0 million increase in Tidewater’s base rates.  This rate increase approval is based on a 10.0% return on equity.

Index

A Distribution System Improvement Charge (DSIC) is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  The following table summarizes Tidewater’s DSIC for 2008-2010:

Period	DSIC %	Period	DSIC %
January 2008-June 2008	1.62%	April 2009 - December 2009	-
July 2008 - December 2008	2.94%	January 2010 - June 2010	1.11%
January 2009 - March 2009	5.25%	July 2010 - December 2010	1.07%

In December 2010, Tidewater received approval from the DEPSC to increase their DSIC from 1.07% to 1.34% effective January 1, 2011

In July 2009, Middlesex implemented a NJBPU approved Purchased Water Adjustment Clause (PWAC) tariff rate in order to recover increased costs of $1.0 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility.  The PWAC rate reset to zero as part of the March 2010 Middlesex base rate increase.  In January 2011, Middlesex filed an application with the NJBPU seeking permission to re-establish a PWAC and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In accordance with the tariff established for Southern Shores, an annual rate increase of 3% was implemented in January 2009.  Under the terms of a contract with Southern Shores Homeowners Association, the increase cannot exceed the lesser of the regional Consumer Price Index or 3%.

In December 2008, Pinelands Water and Pinelands Wastewater implemented NJBPU approved base rate increases of 5.53% and 18.30%, respectively. These increases represent a total base rate increase of approximately $0.2 million for Pinelands to offset increased costs associated with the operation and maintenance of their systems.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate

Index

base and, therefore, we are not earning a return on the unamortized balances.  These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2010	2009	Recovery Periods
Postretirement Benefits	$25,786	$21,167	Various
Income Taxes	12,551	11,356	Various
Tank Painting	136	168	4-9 years
Rate Cases and Other	298	390	Up to 2 years
Total	$38,771	$33,081

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2010 and 2009, the Company has approximately $7.4 million and $6.7 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.7 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.  The Company expects to recover training costs of approximately $0.7 million associated with implementation of a new information technology system in future rates.   These costs are included in General Utility Plant.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars) Years Ended December 31,
	2010	2009	2008
Income Tax at Statutory Rate	$7,224	$5,147	$6,253
Tax Effect of:
Utility Plant Related	(826)	(247)	(725)
State Income Taxes – Net	336	339	309
Employee Benefits	33	(86)	202
Other	19	7	17
Total Income Tax Expense	$6,786	$5,160	$6,056

Index

Income tax expense is comprised of the following:

	(Thousands of Dollars) Years Ended December 31,
	2010	2009	2008

Current:
Federal	$5,584	$(208)	$4,651
State	481	35	392
Deferred:
Federal	770	4,933	1,018
State	30	479	74
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$6,786	$5,160	$6,056

The statutory review periods for income tax returns for the years prior to 2009 have been closed.  An examination by the Internal Revenue Service of Middlesex’s Federal income tax returns for 2007 and 2008 was completed during 2010 and resulted in a net refund, including interest, of less than $0.1 million.  An examination by the Internal Revenue Service of the Federal income tax returns for 2005 and 2006 was completed during 2008. The examination resulted in a net refund, including interest of approximately $0.1 million.  The refunds noted above were recorded to the appropriate current and deferred tax accounts and the interest was reported as other income.  In the event that there are interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions.  The Company is not aware of any uncertain tax positions that could result in a future tax liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.  The components of the net deferred tax liability are as follows:

	(Thousands of Dollars) December 31,
	2010	2009
Utility Plant Related	$32,010	$31,942
Customer Advances	(3,840)	(3,914)
Employee Benefits	1,912	217
Investment Tax Credits (ITC)	1,225	1,303
Other	(391)	(457)
Total Deferred Tax Liability and ITC	$30,916	$29,091

Note 4 - Commitments and Contingent Liabilities

Water Supply - Middlesex has an agreement with the NJWSA for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons a day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Index

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2016, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Purchased water costs are shown below:

	Years Ended December 31, (Millions of Dollars)
Purchased Water	2010	2009	2008
Untreated	$2.5	$2.4	$2.4
Treated	2.9	2.6	2.1
Total Costs	$5.4	$5.0	$4.5

Contract Operations - USA-PA operates the City of Perth Amboy, NJ’s water and wastewater systems under a 20-year agreement, which expires in 2018.  In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

In connection with the agreement with Perth Amboy, Middlesex agreed to guarantee debt service payments on bonds issued by Perth Amboy.  Those bonds have been refinanced by Perth Amboy and Middlesex is no longer a guarantor of any Perth Amboy debt.

Construction –The Company may spend up to $22.9 million in 2011, $18.0 million in 2012 and $25.1 million in 2013 on its construction program.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2010 and 2009 is summarized below:

	(Millions of Dollars)
	2010	2009
Established Lines at Year-End	$58.0	$53.0
Maximum Amount Outstanding	45.9	44.2
Average Outstanding	26.4	40.0
Notes Payable at Year-End	17.0	42.9
Weighted Average Interest Rate	1.58%	1.73%
Weighted Average Interest Rate at Year-End	1.53%	1.53%

Index

The maturity dates for the Notes Payable as of December 31, 2010 are all in January 2011.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock
In June 2010, the Company sold and issued 1.9 million shares of common stock in a public offering that was priced at $15.21 per share.  The net proceeds of approximately $27.8 million were used to repay certain of the Company’s short-term debt outstanding.

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 2.3 million shares.  The cumulative number of shares issued under the DRP at December 31, 2010, is 1.9 million.

The Company issues shares under a restricted stock plan for employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). In 2010, 1,416 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 97,030 shares remain available for future awards.  The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 0.1 million.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.  At December 31, 2010, no preferred stock dividends were in arrears.

Preferred Stock
If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2010 and 2009, there were less than 0.1 million shares of preferred stock authorized and outstanding and there were no dividends in arrears.

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

Index

The conversion feature of the no par $8.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock.  The preferred shares are convertible into common stock at the election of the security holder or Middlesex.

Long-term Debt
In December 2010, Middlesex issued $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) program. Middlesex closed on the first mortgage bonds designated as Series MM and NN in December 2010.  Proceeds from the Series MM and NN bonds are included in Restricted Cash and may only be used for Middlesex’s RENEW Program, which is our program to clean and cement unlined mains in the Middlesex system.

In February 2010, Tidewater closed on a $1.1 million loan with the Delaware SRF.  This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw-down will be set at 3.45% with a final maturity of August 1, 2031 on the amount actually borrowed.  In December 2010, the Company borrowed $16.7 thousand under this loan.

In March 2009, Tidewater closed on a $22.0 million DEPSC approved loan and immediately borrowed $7.0 million at a rate of 6.59% with a final maturity in April 2029. In June 2009, Tidewater borrowed $5.0 million at a rate of 7.05% with a final maturity in January 2030. In March 2010, Tidewater borrowed the remaining $10.0 million at a rate of 5.69% with a final maturity in January 2030.

In November 2008, Middlesex issued $3.5 million of first mortgage bonds through the NJEIT under the New Jersey SRF program. Middlesex closed on the first mortgage bonds designated as Series KK and LL in November 2008.  Funds may only be used for Middlesex’s RENEW Program.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates subsequent to 2015. Principal repayments for all series of the Company’s long-term debt extend beyond 2015.  The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2011	$4.4
2012	$4.6
2013	$4.6
2014	$4.7
2015	$4.8

The weighted average interest rate on all long-term debt at December 31, 2010 and 2009 was 5.13% and 5.16%, respectively. Except for the Amortizing Secured Notes, all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the NJEIT program ($32.5 million) and the Delaware SRF program ($6.3 million).

Restricted cash includes proceeds from various New Jersey SRF loans. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. As discussed above, Series KK, LL, MM and NN proceeds can only be used for the applicable RENEW Program.  All other bond issuance balances in restricted cash are for debt service requirements.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Index

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2010.  Basic EPS is computed on the basis of the weighted average number of shares outstanding.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2010		2009		2008
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$14,330	14,654	$9,977	13,454	$12,208	13,317
Preferred Dividend	(207)		(208)		(218)
Earnings Applicable to Common Stock	$14,123	14,654	$9,769	13,454	$11,990	13,317
Basic EPS	$0.96		$0.73		$0.90
Diluted:
Earnings Applicable to Common Stock	$14,123	14,654	$9,769	13,454	$11,990	13,317
$7.00 Series Dividend	97	166	97	166	97	167
$8.00 Series Dividend	56	96	56	96	66	131
Adjusted Earnings Applicable to Common Stock	$14,276	14,916	$9,922	13,716	$12,153	13,615
Diluted EPS	$0.96		$0.72		$0.89

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

	(Thousands of Dollars) At December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$89,037	$85,405	$87,230	$84,429
State Revolving Bonds	$919	$937	$1,061	$1,091

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $48.3 million and $40.3 million at December 31, 2010 and 2009, respectively. Customer advances for construction have a carrying amount of $21.3 million and $20.8 million at December 31, 2010 and 2009, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 7 - Employee Benefit Plans

Pension Benefits
The Company’s Pension Plan covers substantially all active employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers.  The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2010 and 2009 was $33.8 million and $30.8 million, respectively.

Other Benefits
The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting Statement of Financial Accounting Standard No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory asset related to this transition obligation at December 31, 2010 and 2009 was $0.2 million and $0.3 million, respectively.

Regulatory Treatment of Over/Underfunded Retirement Obligations
Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of FASB ASC Topic 980 Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in Topic 980, the Company records underfunded Pension Plan and Other Benefits Plan obligations, which otherwise would be recognized as Other Comprehensive Income under  Topic 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.

Index

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2010 and 2009.

	December 31, (Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2010	2009	2010	2009
Change in Projected Benefit Obligation:
Beginning Balance	$38,311	$34,352	$22,736	$18,771
Service Cost	1,396	1,372	1,025	891
Interest Cost	2,228	2,101	1,335	1,086
Actuarial Loss	2,022	2,217	5,032	2,508
Benefits Paid	(1,819)	(1,731)	(523)	(520)
Ending Balance	$42,138	$38,311	$29,605	$22,736
Change in Fair Value of Plan Assets:
Beginning Balance	$25,298	$20,036	$9,680	$7,239
Actual Return on Plan Assets	3,054	4,110	910	1,066
Employer Contributions	3,456	2,883	2,823	1,895
Benefits Paid	(1,819)	(1,731)	(523)	(520)
Ending Balance	$29,989	$25,298	$12,890	$9,680

Funded Status	$(12,149)	$(13,013)	$(16,715)	$(13,056)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(302)	(346)	-	-
Noncurrent Liability	(11,847)	(12,667)	(16,715)	(13,056)
Net Liability Recognized	$(12,149)	$(13,013)	$(16,715)	$(13,056)

	Years Ended December 31, (Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost
Service Cost	$1,396	$1,372	$1,248	$1,025	$891	$775
Interest Cost	2,228	2,101	1,950	1,335	1,086	1,010
Expected Return on Plan Assets	(2,020)	(1,602)	(1,938)	(759)	(595)	(581)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial Loss	506	615	-	531	493	287
Amortization of Prior Service Cost	10	10	10	-	-	-
Net Periodic Benefit Cost	$2,120	$2,496	$1,270	$2,267	$2,010	$1,626

Index

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2011 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$565	$836
Prior Service Cost	10	-
Transition Obligation	-	135

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2010, 2009 and 2008, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2010	2009	2008	2010	2009	2008

Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	8.00%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	5.48%	5.95%	6.17%	5.48%	5.95%	6.12%
Benefit Cost	5.95%	6.17%	6.59%	5.95%	6.12%	6.59%
Compensation Increase for:
Benefit Obligation	3.00%	3.50%	3.50%	3.00%	3.50%	3.50%
Benefit Cost	3.00%	3.50%	3.50%	3.00%	3.50%	3.50%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement.  The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

For the 2010 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2011 with a decline of 1.0% per year for 2012-2014 and 0.5% per year for 2015-2016, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2016.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$461	$(360)
Effect on Projected Benefit Obligation	$4,553	$(3,669)

Index

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2011	$1,784	$690
2012	1,794	811
2013	1,859	933
2014	1,864	1,066
2015	1,856	1,185
2016-2020	10,858	7,791
Totals	$20,015	$12,476
Benefit Plans Assets
The allocation of plan assets at December 31, 2010 and 2009 by asset category is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2010	2009	2010	2009	Target	Range
Equity Securities	64.0%	59.2%	42.3%	40.4%	60%	30-65%
Debt Securities	31.7%	36.4%	53.8%	49.5%	38%	25-70%
Cash	4.0%	4.1%	3.1%	9.0%	2%	0-10%
Commodities	0.3%	0.3%	0.8%	1.1%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

Two outside investment firms each manage a portion of the Pension Plan asset portfolio. One of those investment firms also manages the Other Benefits Plan asset portfolio. Quarterly meetings are held between the Company’s Pension Committee of the Board of Directors and the investment managers to review their performance and asset allocation. If the actual asset allocation is outside the targeted range, the Pension Committee reviews current market conditions and advice provided by the investment managers to determine the appropriateness of rebalancing the portfolio.

The objective of the Company is to maximize the long-term return on retirement plan assets, relative to a reasonable level of risk, maintain a diversified investment portfolio and maintain compliance with the Employee Retirement Income Security Act of 1974. The expected long-term rate of return is based on the various asset categories in which plan assets are invested and the current expectations and historical performance for these categories.

Equity securities include Middlesex common stock in the amounts of $0.7 million (2.4% of total plan assets) and $0.7 million (2.7 % of total pension plan assets) at December 31, 2010 and 2009, respectively.

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

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$-	$6,844	$-	$6,844
Mutual Funds:
Mid Cap Growth	717	-	-	717
Mid Cap Value	374	-	-	374
Foreign Small Mid Growth	255	-	-	255
Foreign Large Blend	599	-	-	599
Foreign Large Core	114	-	-	114
Foreign Large Growth	207	-	-	207
Diversified Emerging Markets	398	-	-	398
Preferred Stock Index	80	-	-	80
Money Market Funds:
Cash	553	643	-	1,196
Equity Securities:
Non-Financial Services	209	-	-	209
Financial Services	976	-	-	976
Utilities	1,555	-	-	1,555
Consumer Growth	1,447	-	-	1,447
Consumer Staples	937	-	-	937
Consumer Cyclicals	998	-	-	998
Industrial Resources	498	-	-	498
Capital Equipment	729	-	-	729
Technology	1,188	-	-	1,188
Energy	1,033	-	-	1,033
Other	25	-	-	25
Corporate Bonds	-	2,915	-	2,915
Mortgage-Backed Securities (1)	-	2,323	-	2,323
Asset-Backed Securities (1)	-	93	-	93
Agency/US/State/Municipal Debt	129	3,864	-	3,993
Sovereign/Non-US Debt	-	191	-	191
Commodities	95	-	-	95
Total Investments	$13,116	$16,873	$-	$29,989

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AA+), secured primarily by credit card, auto loan, and home equity receivables.

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$-	$4,467	$-	$4,467
Mutual Funds:
Mid Cap Growth	509	-	-	509
Mid Cap Value	237	-	-	237
Foreign Small Mid Growth	191	-	-	191
Foreign Large Blend	450	-	-	450
Foreign Large Core	122	-	-	122
Foreign Large Growth	308	-	-	308
Diversified Emerging Markets	280	-	-	280
Money Market Funds:
Cash	435	598	-	1,033
Equity Securities:
Financial Services	1,026	-	-	1,026
Utilities	1,259	-	-	1,259
Consumer Staples	1,015	-	-	1,015
Consumer Cyclicals	1,209	-	-	1,209
Healthcare	733	-	-	733
Industrial Resources	773	-	-	773
Technology	1,594	-	-	1,594
Energy	809	-	-	809
Corporate Bonds	-	4,129	-	4,129
Mortgage-Backed Securities (1)	-	1,915	-	1,915
Asset-Backed Securities (1)	-	91	-	91
Agency/US/State/Municipal Debt	-	2,855	-	2,855
Sovereign/Non-US Debt	-	208	-	208
Commodities	85	-	-	85
Total Investments	$11,035	$14,263	$-	$25,298

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AA+), secured primarily by credit card, auto loan, and home equity receivables.

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$95	$-	$-	$95
Mid Cap Growth	277	-	-	277
Mid Cap Value	259	-	-	259
Large Cap Core	3,002	-	-	3,002
Large Cap Growth	365	-	-	365
Large Cap Value	298	-	-	298
Foreign Small Mid Growth	246	-	-	246
Foreign Large Core	276	-	-	276
Foreign Large Growth	306	-	-	306
Diversified Emerging Markets	217	-	-	217
Preferred Stock Index	116	-	-	116
Money Market Funds:
Cash	-	399	-	399
Agency/US/State/Municipal Debt	765	6,170	-	6,935
Commodities	99	-	-	99
Total Investments	$6,321	$6,569	$-	$12,890

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$76	$-	$-	$76
Mid Cap Growth	227	-	-	227
Mid Cap Value	109	-	-	109
Large Cap Core	2,121	-	-	2,121
Large Cap Growth	616	-	-	616
Foreign Small Mid Growth	230	-	-	230
Foreign Large Core	160	-	-	160
Foreign Large Growth	240	-	-	240
Diversified Emerging Markets	135	-	-	135
Money Market Funds:
Cash	-	873	-	873
Agency/US/State/Municipal Debt	-	4,792	-	4,792
Commodities	101	-	-	101
Total Investments	$4,015	$5,665	$-	$9,680

Index

Benefit Plans Contributions
For the Pension Plan, Middlesex made total cash contributions of $3.5 million in 2010 and expects to make cash contributions of approximately $2.7 million in 2011.

For the Other Benefits Plan, Middlesex made total cash contributions of $2.8 million in 2010 and expects to make contributions of approximately $2.8 million in 2011.

401(k) Plan
The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.5 million for each of the years ended December 31, 2010, 2009 and 2008.

For those employees hired after March 31, 2007 and still employed on December 31, 2010, the Company approved and will fund discretionary contribution of $0.2 million, which was based on 5.0% of eligible 2010 compensation. For the years ended December 31, 2009 and 2008, the Company made discretionary contributions of $0.1 million, respectively, for those employees hired after March 31, 2007.

Stock-Based Compensation
The Company has a stock compensation plan for its employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares, for which 0.2 million remain as unissued shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits.  Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price

Balance, January 1, 2008	71	$861
Granted	22	377	$17.30
Vested	(12)	-
Forfeited	-	(5)
Amortization of Compensation Expense	-	(305)
Balance, December 31, 2008	81	$928
Granted	30	448	$15.11
Vested	(17)	-
Forfeited	(1)	(6)
Amortization of Compensation Expense	-	(380)
Balance, December 31, 2009	93	$990
Granted	14	239	$16.97
Vested	(13)	-
Forfeited	-	-
Amortization of Compensation Expense	-	(338)
Balance, December 31, 2010	94	$891

The fair value of vested restricted shares was $0.2 million for each of the years ended December 31, 2010, 2009 and December 31, 2008.

Note 8 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey, Delaware and Pennsylvania. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey, Delaware and Pennsylvania with respect to utility service within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware.

Index

Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

	(Thousands of Dollars) Years Ended December 31,
Operations by Segments:	2010	2009	2008
Revenues:
Regulated	$92,378	$80,910	$81,118
Non – Regulated	10,937	10,857	10,327
Inter-segment Elimination	(580)	(524)	(407)
Consolidated Revenues	$102,735	$91,243	$91,038

Operating Income:
Regulated	$24,815	$18,117	$22,132
Non – Regulated	1,782	2,044	1,887
Consolidated Operating Income	$26,597	$20,161	$24,019

Depreciation:
Regulated	$9,093	$8,401	$7,798
Non – Regulated	151	158	124
Consolidated Depreciation	$9,244	$8,559	$7,922

Other Income, Net:
Regulated	$1,265	$1,565	$1,077
Non – Regulated	313	337	387
Inter-segment Elimination	(134)	(176)	(162)
Consolidated Other Income, Net	$1,444	$1,726	$1,302

Interest Expense:
Regulated	$6,925	$6,733	$6,981
Non – Regulated	134	193	238
Inter-segment Elimination	(134)	(176)	(162)
Consolidated Interest Charges	$6,925	$6,750	$7,057

Net Income:
Regulated	$13,152	$8,652	$10,976
Non – Regulated	1,178	1,325	1,232
Consolidated Net Income	$14,330	$9,977	$12,208

Capital Expenditures:
Regulated	$29,344	$20,104	$29,095
Non – Regulated	260	24	1,241
Total Capital Expenditures	$29,604	$20,128	$30,336

	As of December 31, 2010	As of December 31, 2009
Assets:
Regulated	$486,918	$451,734
Non – Regulated	8,116	11,022
Inter-segment Elimination	(5,849)	(4,670)
Consolidated Assets	$489,185	$458,086

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2010 and 2009 are as follows:

	(Thousands of Dollars, Except per Share Data)
2010	1st	2nd	3rd	4th	Total

Operating Revenues	$21,645	$26,538	$29,585	$24,967	$102,735
Operating Income	3,288	7,894	10,021	5,394	26,597
Net Income	1,560	4,424	5,736	2,610	14,330
Basic Earnings per Share	$0.11	$0.31	$0.37	$0.17	$0.96
Diluted Earnings per Share	$0.11	$0.31	$0.37	$0.17	$0.96

2009	1st	2nd	3rd	4th	Total

Operating Revenues	$20,583	$23,083	$25,498	$22,079	$91,243
Operating Income	3,002	5,547	7,324	4,288	20,161
Net Income	1,361	2,846	4,027	1,743	9,977
Basic Earnings per Share	$0.10	$0.21	$0.30	$0.12	$0.73
Diluted Earnings per Share	$0.10	$0.21	$0.29	$0.12	$0.72

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months. The quarterly earnings per share amounts above may differ from previous filings due to the effects of rounding.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2010. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:
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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2010, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
Chairman of the Board, President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Iselin, New Jersey
March 9, 2011

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows of Middlesex Water Company and our report dated March 9, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania
March 9, 2011

Index

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2010 and 2009.

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2010.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
Date:	March 9, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities on March #, 2011.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ John C. Cutting
John C. Cutting
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ John R. Middleton, M.D.
John R. Middleton, M.D.
Director

By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director

By:	/s/ Jeffries Shein
Jeffries Shein
Director

By:	/s/ J. Richard Tompkins
J. Richard Tompkins
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
3.1
Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

3.2
Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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
3.6
Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of November 17, 1986, between the Company and the Old Bridge Municipal Utilities Authority.	33-31476	10.12

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6
Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.

10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.13(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll), filed as Exhibit 10.13(a) of the 2008 Form 10-K.
(t)10.13(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor), filed as Exhibit 10.13(b) of the 2008 Form 10-K.
(t)10.13(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi), filed as Exhibit 10.13(d) of the 2008 Form 10-K.
(t)10.13(d)	Change in Control Termination Agreement between Middlesex Water Company and Kenneth J. Quinn), filed as Exhibit 10.13(e) of the 2008 Form 10-K.
(t)10.13(e)	Change in Control Termination Agreement between Middlesex Water Company and James P. Garrett), filed as Exhibit 10.13(f) of the 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.13(f)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito), filed as Exhibit 10.13(g) of the 2008 Form 10-K.
(t)10.13(g)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler), filed as Exhibit 10.13(h) of the 2008 Form 10-K.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
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

10.36	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
10.37	Amended and Restated Line of Credit Note and PNC Bank, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2010

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.38
Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

10.39
Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 30, 2010.

10.40
Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 30, 2010.

*10.41
Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the 2010 Form 10-K.

*10.42	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the 2010 Form 10-K.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.