Form 10-K/A
period 2010-12-31
MIDDLESEX WATER CO
filed 2011-03-15
CIK 66004

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

Common Stock, No par Value 15,586,657 shares outstanding

Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2011, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2010 fiscal year, is incorporated by reference into Part III.

Amended Item

This amendment to Annual Report on Form 10-K/A ("Form 10-K/A") is filed to amend the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.  This amendment to Form 10-K/A is filed for the purpose of including an amended Part IV "Signatures" section in order to include the date of signature inadvertently omitted for the Directors, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The amended introduction to their signatures reads in its entirety as follows:

“Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 9, 2011”.

Other than the revised Signatures page and updated Section 302 and 906 Certifications (Exhibits 31, 31.1, 32 and 32.1), no other changes have been made to the Registrant's original Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 9, 2011.

Exhibits

See the Exhibit Index immediately following the Signatures page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President and Chief Financial Officer
Date:	March 15, 2011

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

10.36	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757

10.37	Amended and Restated Line of Credit Note and PNC Bank, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2010

Exhibit No.	EXHIBIT INDEX Document Description	Previous Registration No.	Filing’s Exhibit No.
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

10.41
Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the 2010 Form 10-K.

10.42	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the 2010 Form 10-K.

21	Middlesex Water Company Subsidiaries. Filed as Exhibit 21 of the 2010 Form 10-K.

23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC. Filed as Exhibit 23.1 of the 2010 Form 10-K.

*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.

*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.