Form 10-Q
period 2011-03-31
MIDDLESEX WATER CO
filed 2011-05-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 6, 2011: Common Stock, No Par Value: 15,592,288 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010

Operating Revenues	$23,996	$21,645

Operating Expenses:
Operations and Maintenance	14,031	13,594
Depreciation	2,412	2,204
Other Taxes	2,785	2,559

Total Operating Expenses	19,228	18,357

Operating Income	4,768	3,288

Other Income (Expense):
Allowance for Funds Used During Construction	194	294
Other Income	157	170
Other Expense	(49)	(17)

Total Other Income, net	302	447

Interest Charges	1,214	1,424

Income before Income Taxes	3,856	2,311

Income Taxes	1,226	751

Net Income	2,630	1,560

Preferred Stock Dividend Requirements	52	52

Earnings Applicable to Common Stock	$2,578	$1,508

Earnings per share of Common Stock:
Basic	$0.17	$0.11
Diluted	$0.17	$0.11

Average Number of Common Shares Outstanding:
Basic	15,576	13,538
Diluted	15,839	13,801

Cash Dividends Paid per Common Share	$0.1825	$0.1800

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		March 31,	December 31,
ASSETS		2011	2010
UTILITY PLANT:	Water Production	$119,040	$118,919
	Transmission and Distribution	310,413	308,468
	General	44,485	44,368
	Construction Work in Progress	15,277	11,715
	TOTAL	489,215	483,470
	Less Accumulated Depreciation	86,810	84,737
	UTILITY PLANT - NET	402,405	398,733

CURRENT ASSETS:	Cash and Cash Equivalents	3,796	2,453
	Accounts Receivable, net	10,040	11,963
	Unbilled Revenues	4,556	4,752
	Materials and Supplies (at average cost)	1,523	2,196
	Prepayments	1,524	1,401
	TOTAL CURRENT ASSETS	21,439	22,765

DEFERRED CHARGES	Unamortized Debt Expense	2,717	2,739
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	6,644	7,023
	Regulatory Assets	38,236	38,771
	Operations and Developer Contracts Fees Receivable	4,589	4,589
	Restricted Cash	6,204	7,056
	Non-utility Assets - Net	7,339	7,122
	Other	457	387
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	66,186	67,687
	TOTAL ASSETS	$490,030	$489,185

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$140,002	$139,534
	Retained Earnings	33,481	33,745
	TOTAL COMMON EQUITY	173,483	173,279
	Preferred Stock	3,353	3,362
	Long-term Debt	133,012	133,844
	TOTAL CAPITALIZATION	309,848	310,485

CURRENT	Current Portion of Long-term Debt	4,443	4,432
LIABILITIES:	Notes Payable	17,800	17,000
	Accounts Payable	5,170	6,403
	Accrued Taxes	11,163	8,752
	Accrued Interest	838	1,598
	Unearned Revenues and Advanced Service Fees	894	864
	Other	1,360	1,691
	TOTAL CURRENT LIABILITIES	41,668	40,740

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,076	21,261
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,205	1,225
	Accumulated Deferred Income Taxes	29,854	29,691
	Employee Benefit Plans	28,341	28,562
	Regulatory Liability - Cost of Utility Plant Removal	7,558	7,369
	Other	212	154
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	88,246	88,262

CONTRIBUTIONS IN AID OF CONSTRUCTION		50,268	49,698
	TOTAL CAPITALIZATION AND LIABILITIES	$490,030	$489,185

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,630	$1,560
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,584	2,404
Provision for Deferred Income Taxes and Investment Tax Credits	208	328
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(132)	(181)
Cash Surrender Value of Life Insurance	(45)	103
Stock Compensation Expense	82	85
Changes in Assets and Liabilities:
Accounts Receivable	1,923	924
Unbilled Revenues	196	280
Materials & Supplies	673	(3)
Prepayments	(123)	11
Accounts Payable	(1,233)	(789)
Accrued Taxes	2,411	2,556
Accrued Interest	(760)	(978)
Employee Benefit Plans	154	30
Unearned Revenue & Advanced Service Fees	30	10
Other Assets and Liabilities	(540)	(413)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,058	5,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $62 in 2011, $113 in 2010	(4,888)	(5,449)
Restricted Cash	852	61

NET CASH USED IN INVESTING ACTIVITIES	(4,036)	(5,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(828)	(723)
Proceeds from Issuance of Long-term Debt	7	10,000
Net Short-term Bank Borrowings	800	(5,450)
Deferred Debt Issuance Expense	(19)	(1)
Repurchase of Preferred Stock	(9)	-
Proceeds from Issuance of Common Stock	386	600
Payment of Common Dividends	(2,842)	(2,436)
Payment of Preferred Dividends	(52)	(52)
Construction Advances and Contributions-Net	(122)	83

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,679)	2,021
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,343	2,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,453	4,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,796	$6,838

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$508	$146

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,088	$2,490
Interest Capitalized	$62	$113
Income Taxes	$603	$19

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	March 31,	December 31,
	2011	2010
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding -2011 - 15,587
2010 - 15,566	$140,002	$139,534

Retained Earnings	33,481	33,745
TOTAL COMMON EQUITY	$173,483	$173,279

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	$1,457	$1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	80	89
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,353	$3,362

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,423	$2,456
6.25%, Amortizing Secured Note, due May 19, 2028	7,210	7,315
6.44%, Amortizing Secured Note, due August 25, 2030	5,437	5,507
6.46%, Amortizing Secured Note, due September 19, 2031	5,717	5,787
4.22%, State Revolving Trust Note, due December 31, 2022	585	585
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,639	3,655
3.49%, State Revolving Trust Note, due January 25, 2027	649	664
4.03%, State Revolving Trust Note, due December 1, 2026	865	865
4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	522	522
0.00%, State Revolving Fund Bond, due September 1, 2021	389	397
3.64%, State Revolving Trust Note, due July 1, 2028	380	387
3.64%, State Revolving Trust Note, due January 1, 2028	127	130
3.45%, State Revolving Trust Note, due August 1, 2031	24	17
6.59%, Amortizing Secured Note, due April 20, 2029	6,307	6,395
7.05%, Amortizing Secured Note, due January 20, 2030	4,708	4,771
5.69%, Amortizing Secured Note, due January 20, 2030	9,660	9,786
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	422	430
4.25% to 4.63%, Series Y, due September 1, 2018	590	590
0.00%, Series Z, due September 1, 2019	987	1,007
5.25% to 5.75%, Series AA, due September 1, 2019	1,440	1,440
0.00%, Series BB, due September 1, 2021	1,303	1,328
4.00% to 5.00%, Series CC, due September 1, 2021	1,680	1,680
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due August 1, 2023	5,125	5,224
3.00% to 5.50%, Series FF, due August 1, 2024	6,555	6,555
0.00%, Series GG, due August 1, 2026	1,418	1,440
4.00% to 5.00%, Series HH, due August 1, 2026	1,715	1,715
0.00%, Series II, due August 1, 2024	1,215	1,239
3.40% to 5.00%, Series JJ, due August 1, 2027	1,625	1,625
0.00%, Series KK, due August 1, 2028	1,590	1,616
5.00% to 5.50%, Series LL, due August 1, 2028	1,695	1,695
0.00%, Series MM, due August 1, 2030	1,968	1,968
3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
SUBTOTAL LONG-TERM DEBT	137,455	138,276
Less: Current Portion of Long-term Debt	(4,443)	(4,432)
TOTAL LONG-TERM DEBT	$133,012	$133,844

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

The consolidated notes within the 2010 Annual Report on Form 10-K (the 2010 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

Recent Accounting Guidance
In the first quarter of 2011, there was no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate Matters

In January 2011, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

A Distribution System Improvement Charge (DSIC) is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  Effective January 1, 2011, Tidewater’s DEPSC approved DSIC was increased from 1.07% to 1.34%.

In April 2011, Southern Shores reached an agreement with its customers for a phased-in rate increase.  This increase was necessitated by capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores will increase rates on May 1, 2011, January 1, 2012, and each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase.  Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

Index

Note 3 – Capitalization

Common Stock
During the three months ended March 31, 2011, there were 21,104 common shares (approximately $0.4 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Preferred Stock
In February 2011, the Company repurchased 93 shares of its $7.00 Series, nonredeemable cumulative preferred stock at par value for approximately $9 thousand.

Long-term Debt
In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project no later than March 31, 2012. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed.  As of March 31, 2011, Tidewater had not drawn against this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed.  As of March 31, 2011, Southern Shores had not drawn against this loan.

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to First Mortgage and SRF Bonds is based on quoted market prices for similar issues.  The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$88,814	$85,376	$89,037	$85,405
SRF Bonds	$913	$926	$919	$937

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $47.7 million at March 31, 2011 and $48.3 million at December 31, 2010. Customer advances for construction have a carrying amount of $21.1 million at March 31, 2011 and $21.3 million at December 31, 2010. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended March 31,
Basic:	2011	Shares	2010	Shares
Net Income	$2,630	15,576	$1,560	13,538
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$2,578	15,576	$1,508	13,538

Basic EPS	$0.17		$0.11

Diluted:
Earnings Applicable to Common Stock	$2,578	15,576	$1,508	13,538
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$2,616	15,839	$1,546	13,801

Diluted EPS	$0.17		$0.11

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

Index

	(In Thousands) Three Months Ended March 31,
Operations by Segments:	2011	2010
Revenues:
Regulated	$21,236	$19,102
Non – Regulated	2,841	2,626
Inter-segment Elimination	(81)	(83)
Consolidated Revenues	$23,996	$21,645
Operating Income:
Regulated	$4,335	$2,830
Non – Regulated	433	458
Consolidated Operating Income	$4,768	$3,288

Net Income:
Regulated	$2,373	$1,266
Non – Regulated	257	294
Consolidated Net Income	$2,630	$1,560

Capital Expenditures:
Regulated	$4,832	$5,410
Non – Regulated	56	39
Total Capital Expenditures	$4,888	$5,449
	As of March 31, 2011	As of December 31, 2010
Assets:
Regulated	$487,170	$486,918
Non – Regulated	9,018	8,116
Inter-segment Elimination	(6,158)	(5,849)
Consolidated Assets	$490,030	$489,185

Note 6 – Short-term Borrowings

As of March 31, 2011, the Company has established lines of credit aggregating $58.0 million. At March 31, 2011, the outstanding borrowings under these credit lines were $17.8 million at a weighted average interest rate of 1.5%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $17.3 million and $41.7 million at 1.60% and 1.49% for the three months ended March 31, 2011 and 2010, respectively.

The maturity dates for the $17.8 million outstanding as of March 31, 2011 are all in April 2011.

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

Water Supply
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

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2011	2010
Purchased Water
Treated	$640	$719
Untreated	606	612
Total Costs	$1,246	$1,331

Construction
The Company expects to spend approximately $22.9 million on its construction program in 2011.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Index

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For each of the three months ended March 31, 2011 and 2010, the Company made Pension Plan cash contributions of $0.4 million.  The Company expects to make additional Pension Plan cash contributions of approximately $2.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits
The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended March 31, 2011 and 2010, the Company made Other Benefits Plan cash contributions of $0.5 million.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $2.3 million over the remainder of the current year.

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010

Service Cost	$394	$349	$326	$256
Interest Cost	565	557	401	334
Expected Return on Assets	(571)	(505)	(256)	(190)
Amortization of Unrecognized Losses	141	127	219	133
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$531	$530	$724	$567

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation (PS&I) charges into viable projects; and
-	other factors discussed elsewhere in this quarterly report.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

Middlesex has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009.  We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries.  We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Services Affiliates, Inc. (USA), Utility Services Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Systems, Inc. (White Marsh) subsidiaries are not regulated utilities.

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to several municipalities in central New Jersey. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey. Our Bayview system provides water services in Downe Township, New Jersey.  Our other New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

USA provides residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance programs called LineCareSM and LineCare+SM, respectively.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 34,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 6,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 1,900 residential retail customers. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Index

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

Recent Developments

In January 2011, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

A Distribution System Improvement Charge (DSIC) is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  Effective January 1, 2011, Tidewater’s DEPSC approved DSIC was increased from 1.07% to 1.34%.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project no later than March 31, 2012. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed.  As of March 31, 2011, Tidewater had not drawn against this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed.  As of March 31, 2011, Southern Shores had not drawn against this loan.

In April 2011, Southern Shores reached an agreement with its customers for a phased-in rate increase.  This increase was necessitated by capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires June 30, 2020, Southern Shores will increase rates on May 1, 2011, January 1, 2012, and each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase.  Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

Outlook

Rate relief and favorable weather patterns bolstered our consolidated revenues in 2010.  Even though revenues for 2011 are expected to be favorably impacted by the full year effect of the March 2010 Middlesex rate increase, the Tidewater DSIC and the anticipated Middlesex PWAC, there can be no assurance that the higher level of customer water consumption experienced as a result of the extended hot, dry period throughout our service territories in 2010 will continue in 2011.

Index

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  In the second half of 2010, we began to see an increase in usage by our commercial and industrial customers.  However, we are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely.  We were given appropriate recognition of this decrease in customer consumption in Middlesex’s March 2010 rate increase.

As discussed above, revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests.  We continue to execute plans to streamline operations and reduce operating costs on an on-going basis.

Middlesex and several of its subsidiaries are expected to file for base-rate increases in 2011.  There can be no assurances however, that the regulators of Middlesex or its subsidiaries will approve any such requests in whole or in part.  In addition, the timing of approval of these rate requests is presently not known.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be PS&I costs that will not be currently recoverable in rates.  If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of final determination.

The return on assets held in our retirement benefit plans during 2010 resulted in an increase in the amount available to fund current and future obligations.  This is expected to partially mitigate retirement plan benefit expenses and retirement plan cash contributions in 2011.

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

Index

Results of Operations – Three Months Ended March 31, 2011

	(In Thousands) Three Months Ended March 31,
	2011			2010
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$21,208	$2,788	$23,996	$19,019	$2,626	$21,645
Operations and maintenance expenses	11,780	2,251	14,031	11,539	2,055	13,594
Depreciation expense	2,375	37	2,412	2,163	41	2,204
Other taxes	2,718	67	2,785	2,487	72	2,559
Operating income	4,335	433	4,768	2,830	458	3,288

Other income, net	246	56	302	373	74	447
Interest expense	1,188	26	1,214	1,383	41	1,424
Income taxes	1,020	206	1,226	554	197	751
Net income	$2,373	$257	$2,630	$1,266	$294	$1,560

Operating Revenues

Operating revenues for the three months ended March 31, 2011 increased $2.4 million from the same period in 2010.  This increase was primarily related to the following factors:

•	Middlesex System revenues increased $2.0 million, which represents the full effect of the 13.5% rate increase from March 17th of 2010;
•	Customer growth in our Tidewater System increased revenues by $0.1 million;
•	Additional services provided by White Marsh under our non-regulated contracts increased revenues by $0.1 million; and
•	Revenues from all other subsidiaries increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2011 increased $0.4 million from the same period in 2010. This increase was primarily related to the following factors:

•	Labor costs increased $0.2 million primarily due to higher average labor rates from annual wage increases and lower capitalized labor;
•	Employee healthcare costs and postretirement benefit plan expenses increased $0.2 million;
•	Increased net costs of $0.2 million from the implementation of a company wide information technology platform;
•
Chemical and residuals disposal expenses decreased $0.2 million, primarily due to increased costs in March 2010 resulting from abnormally high amounts of rainfall, which caused decreased quality of water;

•	Costs associated with main breaks decreased $0.2 million, as we experienced less severe and a lower number of main breaks in the first quarter of 2011 as compared to the first quarter of 2010; and
•	All other operating and maintenance expense categories increased $0.2 million.

Index

Depreciation

Depreciation expense for the three months ended March 31, 2011 increased $0.2 million from the same period in 2010 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2011 increased $0.2 million from the same period in 2010, primarily due to increased taxes on higher taxable gross revenues.

Interest Charges

Interest charges for the three months ended March 31, 2011 decreased $0.2 million from the same period in 2010, primarily due to lower average short term debt outstanding in the first quarter of 2011 as compared to the first quarter of 2010.

Other Income, net

Other Income, net for the three months ended March 31, 2011 decreased $0.1 million from the same period in 2010, primarily due to decreased Allowance for Funds Used During Construction from lower capitalized interest resulting from lower average construction work in progress balances in the first quarter of 2011 as compared to the first quarter of 2010.

Income Taxes

Income taxes for the three months ended March 31, 2011 increased $0.5 million from the same period in 2010, due to increased operating income in 2011 as compared to 2010.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2011 increased $1.1 million from the same period in 2010. Basic and diluted earnings per share increased to $0.17 for the three months ended March 31, 2011 as compared to $0.11 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2011, cash flows from operating activities increased $2.1 million to $8.1 million.  Increased earnings and decreased accounts receivable were the primary reasons for the increase in cash flow.  The $8.1 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

Index

Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP) and common stock offerings.  See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2011 is currently estimated to be $22.9 million.  Through March 31, 2011, we have expended $4.9 million and expect to incur approximately $18.0 million for capital projects for the remainder of 2011.

We currently project that we may be required to expend approximately $43 million for capital projects in 2012 and 2013. The exact amount is dependent on customer growth, residential housing sales, project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2011, we plan on utilizing:
•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $4.7 million) and Delaware SRF loans (currently, $5.5 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  As of March 31, 2011, the outstanding borrowings under these credit lines were $17.8 million.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date:  May 6, 2011