Form 10-Q
period 2011-06-30
MIDDLESEX WATER CO
filed 2011-08-04
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_____________________

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
Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 2011: Common Stock, No Par Value: 15, 618,317 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating Revenues	$26,102	$26,538	$50,098	$48,184

Operating Expenses:
Operations and Maintenance	14,062	13,576	28,093	27,170
Depreciation	2,417	2,236	4,829	4,439
Other Taxes	2,885	2,832	5,670	5,391

Total Operating Expenses	19,364	18,644	38,592	37,000

Operating Income	6,738	7,894	11,506	11,184

Other Income (Expense):
Allowance for Funds Used During Construction	197	348	391	642
Other Income	202	189	359	360
Other Expense	(111)	(33)	(160)	(53)

Total Other Income, net	288	504	590	949

Interest Charges	1,714	1,882	2,928	3,306

Income before Income Taxes	5,312	6,516	9,168	8,827

Income Taxes	1,687	2,092	2,913	2,843

Net Income	3,625	4,424	6,255	5,984

Preferred Stock Dividend Requirements	51	52	103	104

Earnings Applicable to Common Stock	$3,574	$4,372	$6,152	$5,880

Earnings per share of Common Stock:
Basic	$0.23	$0.31	$0.40	$0.43
Diluted	$0.23	$0.31	$0.40	$0.42

Average Number of
Common Shares Outstanding :
Basic	15,598	13,972	15,587	13,756
Diluted	15,861	14,235	15,850	14,019

Cash Dividends Paid per Common Share	$0.1825	$0.1800	$0.3650	$0.3600

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		June 30,	December 31,
ASSETS		2011	2010
UTILITY PLANT:	Water Production	$124,054	$118,919
	Transmission and Distribution	317,738	308,468
	General	44,908	44,368
	Construction Work in Progress	14,261	11,715
	TOTAL	500,961	483,470
	Less Accumulated Depreciation	88,440	84,737
	UTILITY PLANT - NET	412,521	398,733

CURRENT ASSETS:	Cash and Cash Equivalents	4,283	2,453
	Accounts Receivable, net	10,663	11,963
	Unbilled Revenues	6,319	4,752
	Materials and Supplies (at average cost)	1,949	2,196
	Prepayments	2,237	1,401
	TOTAL CURRENT ASSETS	25,451	22,765

DEFERRED CHARGES	Unamortized Debt Expense	2,676	2,739
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,687	7,023
	Regulatory Assets	37,791	38,771
	Operations and Developer Contracts Fees Receivable	4,062	4,589
	Restricted Cash	5,911	7,056
	Non-utility Assets - Net	7,455	7,122
	Other	579	387
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	64,161	67,687
	TOTAL ASSETS	$502,133	$489,185

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$140,543	$139,534
	Retained Earnings	34,209	33,745
	TOTAL COMMON EQUITY	174,752	173,279
	Preferred Stock	3,353	3,362
	Long-term Debt	134,709	133,844
	TOTAL CAPITALIZATION	312,814	310,485

CURRENT	Current Portion of Long-term Debt	4,448	4,432
LIABILITIES:	Notes Payable	20,250	17,000
	Accounts Payable	5,704	6,403
	Accrued Taxes	9,237	8,752
	Accrued Interest	1,680	1,598
	Unearned Revenues and Advanced Service Fees	866	864
	Other	1,475	1,691
	TOTAL CURRENT LIABILITIES	43,660	40,740

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,404	21,261
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,186	1,225
	Accumulated Deferred Income Taxes	30,136	29,691
	Employee Benefit Plans	28,665	28,562
	Regulatory Liability - Cost of Utility Plant Removal	7,692	7,369
	Other	182	154
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	89,265	88,262

CONTRIBUTIONS IN AID OF CONSTRUCTION		56,394	49,698
	TOTAL CAPITALIZATION AND LIABILITIES	$502,133	$489,185

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,255	$5,984
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,174	4,828
Provision for Deferred Income Taxes and Investment Tax Credits	422	579
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(260)	(396)
Cash Surrender Value of Life Insurance	(86)	219
Stock Compensation Expense	234	193
Changes in Assets and Liabilities:
Accounts Receivable	1,827	(466)
Unbilled Revenues	(1,567)	(2,361)
Materials & Supplies	247	(177)
Prepayments	(836)	(458)
Accounts Payable	(699)	875
Accrued Taxes	485	3,373
Accrued Interest	82	(254)
Employee Benefit Plans	891	250
Unearned Revenue & Advanced Service Fees	2	28
Other Assets and Liabilities	(87)	(435)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,084	11,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $131 in 2011, $246 in 2010	(11,039)	(15,981)
Restricted Cash	1,145	349

NET CASH USED IN INVESTING ACTIVITIES	(9,894)	(15,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,434)	(1,485)
Proceeds from Issuance of Long-term Debt	2,315	10,000
Net Short-term Bank Borrowings	3,250	(29,350)
Deferred Debt Issuance Expense	(19)	-
Common Stock Issuance Expense	-	(111)
Repurchase of Preferred Stock	(9)	-
Proceeds from Issuance of Common Stock	775	29,102
Payment of Common Dividends	(5,688)	(4,879)
Payment of Preferred Dividends	(103)	(104)
Construction Advances and Contributions-Net	553	437

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(360)	3,610
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,830	(240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,453	4,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,283	$4,038

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,288	$750

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,918	$3,608
Interest Capitalized	$131	$246
Income Taxes	$2,550	$79

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

		June 30,	December 31,
		2011	2010
	Common Stock, No Par Value
	Shares Authorized - 40,000
Shares Outstanding -	2011 - 15,611	$140,543	$139,534
	2010 - 15,566

	Retained Earnings	34,209	33,745
	TOTAL COMMON EQUITY	$174,752	$173,279

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 134
	Shares Outstanding - 32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	89
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,362

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,389	$2,456
	6.25%, Amortizing Secured Note, due May 19, 2028	7,105	7,315
	6.44%, Amortizing Secured Note, due August 25, 2030	5,367	5,507
	6.46%, Amortizing Secured Note, due September 19, 2031	5,647	5,787
	4.22%, State Revolving Trust Note, due December 31, 2022	566	585
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,639	3,655
	3.49%, State Revolving Trust Note, due January 25, 2027	649	664
	4.03%, State Revolving Trust Note, due December 1, 2026	845	865
	4.00% to 5.00%, State Revolving Trust Bond, due September 1, 2021	522	522
	0.00%, State Revolving Fund Bond, due September 1, 2021	389	397
	3.64%, State Revolving Trust Note, due July 1, 2028	372	387
	3.64%, State Revolving Trust Note, due January 1, 2028	124	130
	6.59%, Amortizing Secured Note, due April 20, 2029	6,220	6,395
	7.05%, Amortizing Secured Note, due January 20, 2030	4,646	4,771
	5.69%, Amortizing Secured Note, due January 20, 2030	9,530	9,786
	3.45%, State Revolving Trust Note, due August 1, 2031	29	17
	3.75%, State Revolving Trust Note, due July 31, 2031	952	-
	3.75%, State Revolving Trust Note, due November 30, 2030	1,352	-
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	422	430
	4.25% to 4.63%, Series Y, due September 1, 2018	590	590
	0.00%, Series Z, due September 1, 2019	987	1,007
	5.25% to 5.75%, Series AA, due September 1, 2019	1,440	1,440
	0.00%, Series BB, due September 1, 2021	1,303	1,328
	4.00% to 5.00%, Series CC, due September 1, 2021	1,680	1,680
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	5,126	5,224
	3.00% to 5.50%, Series FF, due August 1, 2024	6,555	6,555
	0.00%, Series GG, due August 1, 2026	1,418	1,440
	4.00% to 5.00%, Series HH, due August 1, 2026	1,715	1,715
	0.00%, Series II, due August 1, 2024	1,215	1,239
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,625	1,625
	0.00%, Series KK, due August 1, 2028	1,590	1,616
	5.00% to 5.50%, Series LL, due August 1, 2028	1,695	1,695
	0.00%, Series MM, due August 1, 2030	1,968	1,968
	3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
	SUBTOTAL LONG-TERM DEBT	139,157	138,276
	Less: Current Portion of Long-term Debt	(4,448)	(4,432)
	TOTAL LONG-TERM DEBT	$134,709	$133,844

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

The consolidated notes within the 2010 Annual Report on Form 10-K (the 2010 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

TESI Purchases Wastewater Treatment Facility
In May 2011, TESI acquired its seventh wastewater system for approximately $0.1 million.  This wastewater system serves a seventy-five customer development located in Lewes, Delaware.  The wastewater plant is among several other nearby TESI-owned facilities providing regulated wastewater services to residential developments within the region. Tidewater provides water service to several communities in the area, including the development where the wastewater system is located.

Recent Accounting Guidance
In the second quarter of 2011, there was no new adopted or proposed accounting guidance that did or could have a material impact on the Company’s financial statements.

Note 2 – Rate Matters

In January 2011, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. The parties have reached a settlement agreement accepting the $0.4 million PWAC, which has been approved by a New Jersey Administrative Law Judge.  A final decision is expected from the NJBPU in late August 2011. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

Index

A Distribution System Improvement Charge (DSIC) is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  Effective July 1, 2011, Tidewater’s DEPSC approved DSIC was increased from 1.34% to 1.98%.

Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was necessitated by capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores will also increase rates on January 1, 2012, and each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase.  Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

In June 2011, Twin Lakes filed an application with the Pennsylvania Public Utility Commission (PAPUC) seeking permission to increase its base rates by approximately $0.2 million per year.  The request was made necessary by capital investments Twin Lakes has made or has committed to make as well as increased operations and maintenance costs.  We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request.  A decision by the PAPUC is not expected until early 2012.

In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year.  The request was made necessary by capital investments TESI has made or has committed to make as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until early 2012.  Concurrent with the rate filing, TESI also submitted a request for a 15.0% interim rate increase subject to refund as allowed under DEPSC regulations.  Those interim rates are expected to become effective September 30, 2011.

Note 3 – Capitalization

Common Stock
During the six months ended June 30, 2011, there were 42,319 common shares (approximately $0.8 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan).  In May 2011, the Company granted and issued 3,833 shares of common stock (approximately $0.1 million) to the non-management directors under the plan.

Preferred Stock
In February 2011, the Company repurchased 93 shares of its $7.00 Series, nonredeemable cumulative preferred stock at par value for approximately $9 thousand.

Index

Long-term Debt
In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed.  As of June 30, 2011, Tidewater has borrowed $1.0 million under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed.  As of June 30, 2011, Southern Shores has borrowed $1.4 million under this loan.

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

	(Thousands of Dollars)
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$88,814	$87,118	$89,037	$85,405
SRF Bonds	$913	$923	$919	$937

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.5 million at June 30, 2011 and $48.3 million at December 31, 2010. Customer advances for construction have a carrying amount of $21.4 million at June 30, 2011 and $21.3 million at December 31, 2010. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended June 30,
	2011		2010
Basic:	Income	Shares	Income	Shares
Net Income	$3,625	15,598	$4,424	13,972
Preferred Dividend	(51)		(52)
Earnings Applicable to Common Stock	$3,574	15,598	$4,372	13,972

Basic EPS	$0.23		$0.31

Diluted:
Earnings Applicable to Common Stock	$3,574	15,598	$4,372	13,972
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$3,612	15,861	$4,410	14,235

Diluted EPS	$0.23		$0.31

	(In Thousands Except per Share Amounts) Six Months Ended June 30,
	2011		2010
Basic:	Income	Shares	Income	Shares
Net Income	$6,255	15,587	$5,984	13,756
Preferred Dividend	(103)		(104)
Earnings Applicable to Common Stock	$6,152	15,587	$5,880	13,756

Basic EPS	$0.40		$0.43

Diluted:
Earnings Applicable to Common Stock	$6,152	15,587	$5,880	13,756
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	28	96	28	96
Adjusted Earnings Applicable to Common Stock	$6,229	15,850	$5,957	14,019

Diluted EPS	$0.40		$0.42

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

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Segments:	2011	2010	2011	2010
Revenues:
Regulated	$23,437	$23,920	$44,673	$43,022
Non – Regulated	2,774	2,729	5,615	5,355
Inter-segment Elimination	(109)	(111)	(190)	(193)
Consolidated Revenues	$26,102	$26,538	$50,098	$48,184
Operating Income:
Regulated	$6,317	$7,390	$10,652	$10,222
Non – Regulated	421	504	854	962
Consolidated Operating Income	$6,738	$7,894	$11,506	$11,184

Net Income:
Regulated	$3,372	$4,101	5,745	$5,367
Non – Regulated	253	323	510	617
Consolidated Net Income	$3,625	$4,424	$6,255	$5,984
Capital Expenditures:
Regulated	$6,024	$10,500	$10,856	$15,910
Non – Regulated	127	32	183	71
Total Capital Expenditures	$6,151	$10,532	$11,039	$15,981
	As of June 30, 2011	As of December 31, 2010
Assets:
Regulated	$498,663	$486,918
Non – Regulated	9,184	8,116
Inter-segment Elimination	(5,714)	(5,849)
Consolidated Assets	$502,133	$489,185

Index

Note 6 – Short-term Borrowings

As of June 30, 2011, the Company has established lines of credit aggregating $58.0 million. At June 30, 2011, the outstanding borrowings under these credit lines were $20.3 million at a weighted average interest rate of 1.32%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average Daily Amounts Outstanding	$19,548	$31,555	$18,426	$36,614
Weighted Average Interest Rates	1.59%	1.69%	1.59%	1.61%

The maturity dates for the $20.3 million outstanding as of June 30, 2011 are as follows: $9.3 million in July 2011 and $11.0 million in August 2011.

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

Index

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Treated	$652	$712	$1,292	$1,431
Untreated	516	522	1,122	1,135
Total Costs	$1,168	$1,234	$2,414	$2,566

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

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended June 30, 2011 and 2010, the Company made Pension Plan cash contributions of $0.4 million and $0.3 million, respectively.  For the six months ended June 30, 2011 and 2010, the Company made Pension Plan cash contributions of $0.7 million and $0.6 million, respectively.  The Company expects to make additional Pension Plan cash contributions of approximately $2.0 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits
The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2011 and 2010, the Company made Other Benefits Plan cash contributions of $0 and $0.4 million, respectively.  For the six months ended June 30, 2011 and 2010, the Company made Other Benefits Plan cash contributions of $0.5 million and $0.9 million, respectively.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $2.3 million over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2011	2010	2011	2010

Service Cost	$393	$349	$327	$256
Interest Cost	565	557	401	334
Expected Return on Assets	(570)	(505)	(257)	(190)
Amortization of Unrecognized Losses	142	127	220	133
Amortization of Unrecognized Prior Service Cost	3	2	-	-
Amortization of Transition Obligation	-	-	34	34
Net Periodic Benefit Cost	$533	$530	$725	$567

	Six Months Ended June 30,
	2011	2010	2011	2010

Service Cost	$787	$698	$653	$512
Interest Cost	1,130	1,114	802	669
Expected Return on Assets	(1,141)	(1,010)	(513)	(379)
Amortization of Unrecognized Losses	283	253	439	266
Amortization of Unrecognized Prior Service Cost	5	5	-	-
Amortization of Transition Obligation	-	-	68	68
Net Periodic Benefit Cost	$1,064	$1,060	$1,449	$1,136

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

Recent Developments

In January 2011, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. The parties have reached a settlement agreement accepting the $0.4 million PWAC, which has been approved by a New Jersey Administrative Law Judge.  A final decision is expected from the NJBPU in late August 2011.  We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

A Distribution System Improvement Charge (DSIC) is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  Effective July 1, 2011, Tidewater’s DEPSC approved DSIC was increased from 1.34% to 1.98%.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed.  As of June 30, 2011, Tidewater has borrowed $1.0 million under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed.  As of June 30, 2011, Southern Shores has borrowed $1.4 million under this loan.

Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was necessitated by capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores will also increase rates on January 1, 2012, and each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase.  Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

In June 2011, Twin Lakes filed an application with the Pennsylvania Public Utility Commission (PAPUC) seeking permission to increase its base rates by approximately $0.2 million per year.  The request was made necessary by capital investments Twin Lakes has made, or has committed to make, as well as increased operations and maintenance costs.  We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request.  A decision by the PAPUC is not expected until early 2012.

Index

In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year.  The request was made necessary by capital investments TESI has made, or has committed to make, as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until early 2012.  Concurrent with the rate filing, TESI also submitted a request for a 15.0% interim rate increase, subject to refund, as allowed under DEPSC regulations.  Those interim rates are expected to become effective September 30, 2011.

In May 2011, TESI acquired its seventh wastewater system for approximately $0.1 million.  This wastewater system serves a seventy-five customer development located in Lewes, Delaware.  The wastewater plant is among several other nearby TESI-owned facilities providing regulated wastewater services to residential developments within the region. Tidewater provides water service to several communities in the area, including the development where the wastewater system is located.

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

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system.  In the second half of 2010, we began to see an increase in usage by our commercial and industrial customers.  However, we are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely.  We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s March 2010 rate increase.

As discussed above, revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests.  We continue to execute plans to streamline operations and reduce operating costs on an on-going basis.

Middlesex and several of its subsidiaries have filed, or are expected to file, for base-rate increases in 2011.  There can be no assurances however, that the regulators of Middlesex or its subsidiaries will approve any such requests in whole or in part.  In addition, the timing of approval of these rate requests is presently not known.

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

Index

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

Results of Operations – Three Months Ended June 30, 2011

	(In Thousands) Three Months Ended June 30,
	2011			2010
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$23,381	$2,721	$26,102	$23,809	$2,729	$26,538
Operations and maintenance expenses	11,867	2,195	14,062	11,452	2,124	13,576
Depreciation expense	2,380	37	2,417	2,199	37	2,236
Other taxes	2,817	68	2,885	2,768	64	2,832
Operating income	6,317	421	6,738	7,390	504	7,894

Other income, net	229	59	288	430	74	504
Interest expense	1,689	25	1,714	1,844	38	1,882
Income taxes	1,485	202	1,687	1,875	217	2,092
Net income	$3,372	$253	$3,625	$4,101	$323	$4,424

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2011 decreased $0.4 million from the same period in 2010.  This decrease was primarily related to the following factors:

•
Middlesex System revenues decreased $0.3 million, primarily from decreased contract sales to municipalities resulting from the expiration of a temporary contract to supply water to a city.  Sales to general meter service customers remained consistent due to an increase in demand for water by our commercial and industrial customer class resulting from a return to more normal usage patterns, offset by a decrease in demand for water from our residential customer class, resulting from cooler, wetter weather in the second quarter of 2011 as compared to 2010.

•	Tidewater System revenues decreased $0.1 million, primarily due to a temporary contract to provide water to Dover Air Force Base in Delaware expiring in the third quarter of 2010.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2011 increased $0.5 million from the same period in 2010. This increase was primarily related to the following factors:

•	Labor costs increased $0.3 million, primarily due to higher average labor rates from annual wage increases and lower capitalized labor;
•	Employee healthcare costs and postretirement benefit plan expenses increased $0.2 million;
•	Increased net costs of $0.1 million from the implementation of a company wide information technology platform;
•	Costs associated with main breaks decreased $0.2 million, as we experienced less severe, and a lower number of, main breaks in 2011 as compared to 2010; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended June 30, 2011 increased $0.2 million from the same period in 2010 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2011 increased $0.1 million from the same period in 2010, primarily due to higher payroll taxes on increased employee wages.

Other Income, net

Other Income, net for the three months ended June 30, 2011 decreased $0.2 million from the same period in 2010, primarily due to decreased Allowance for Funds Used During Construction from lower capitalized interest resulting from lower average construction work in progress balances in the second quarter of 2011 as compared to the second quarter of 2010.

Index

Interest Charges

Interest charges for the three months ended June 30, 2011 decreased $0.2 million from the same period in 2010, primarily due to the following:

•	Lower average short term debt outstanding in the second quarter of 2011 as compared to the second quarter of 2010; and
•	Lower interest rates on long term debt outstanding in the second quarter of 2011 as compared to the second quarter of 2010.

Income Taxes

Income taxes for the three months ended June 30, 2011 decreased $0.4 million from the same period in 2010, primarily due to decreased operating income in 2011 as compared to 2010.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2011 decreased $0.8 million, or 18.1%, from the same period in 2010. However, basic and diluted earnings per share decreased 25.8% to $0.23 for the three months ended June 30, 2011 as compared to $0.31 for the three months ended June 30, 2010.  In addition to the effect of the decrease in net income on earnings per share, earnings per share also decreased from a higher average number of shares outstanding in 2011 due to the Company’s public offering of 1.9 million shares of common stock in June 2010.

Results of Operations – Six Months Ended June 30, 2011

	(In Thousands) Six Months Ended June 30,
	2011			2010
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$44,589	$5,509	$50,098	$42,829	$5,355	$48,184
Operations and maintenance expenses	23,647	4,446	28,093	22,991	4,179	27,170
Depreciation expense	4,755	74	4,829	4,361	78	4,439
Other taxes	5,535	135	5,670	5,254	137	5,391
Operating income	10,652	854	11,506	10,223	961	11,184

Other income, net	475	115	590	800	149	949
Interest expense	2,877	51	2,928	3,227	79	3,306
Income taxes	2,505	408	2,913	2,429	414	2,843
Net income	$5,745	$510	$6,255	$5,367	$617	$5,984

Index

Operating Revenues

Operating revenues for the six months ended June 30, 2011 increased $1.9 million from the same period in 2010.  This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.7 million, primarily due to the 13.5% rate increase that went into effect in late March 2010;
•	Tidewater System revenues decreased $0.1 million, primarily due to lower connection fees;
•	USA-PA’s revenues increased $0.3 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2011 increased $0.9 million from the same period in 2010. This increase was primarily related to the following factors:

•	Labor costs increased $0.5 million primarily due to higher average labor rates from annual wage increases and lower capitalized labor;
•	Employee healthcare costs and postretirement benefit plan expenses increased $0.5 million;
•	Increased net costs of $0.2 million from the implementation of a company wide information technology platform;
•	Costs associated with main breaks decreased $0.4 million, as we experienced less severe and a lower number of main breaks in 2011 as compared to 2010; and
•	All other operating and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the six months ended June 30, 2011 increased $0.4 million from the same period in 2010 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2011 increased $0.3 million from the same period in 2010, primarily due to increased taxes on higher taxable gross revenues ($0.2 million) and higher payroll taxes on increased employee wages ($0.1 million).

Interest Charges

Interest charges for the six months ended June 30, 2011 decreased $0.4 million from the same period in 2010, primarily due to the following:

•	Lower average short term debt outstanding in 2011 as compared to 2010; and
•	Lower interest rates on long term debt outstanding in 2011 as compared to 2010.

Index

Other Income, net

Other Income, net for the six months ended June 30, 2011 decreased $0.4 million from the same period in 2010, primarily due to decreased Allowance for Funds Used During Construction from lower capitalized interest resulting from lower average construction work in progress balances in 2011 as compared to 2010.

Income Taxes

Income taxes for the six months ended June 30, 2011 increased $0.1 million from the same period in 2010, due to increased operating income in 2011 as compared to 2010.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2011 increased $0.3 million, or 4.5%, from the same period in 2010. However, basic and diluted earnings per share decreased to $0.40, or 7.0% (basic) and 4.8% (diluted), for the six months ended June 30, 2011 as compared to $0.43 and $0.42, respectively, for the six months ended June 30, 2010.  The effect of the increase in net income on earnings per share was more than offset by the higher number of average shares outstanding in 2011 due to the Company’s public offering of 1.9 million shares of common stock in June 2010, resulting in a decrease in earnings per share for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2011, cash flows from operating activities increased $0.3 million to $12.1 million.  Increased earnings and decreased accounts receivable were the primary reasons for the increase in cash flow.  The $12.1 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

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

The capital investment program for 2011 is currently estimated to be $22.9 million.  Through June 30, 2011, we have expended $11.0 million and expect to incur approximately $11.9 million for capital projects for the remainder of 2011.

We currently project that we may be required to expend approximately $43 million for capital projects in 2012 and 2013. The exact amount is dependent on customer growth, residential housing sales, project scheduling and refinement of engineering estimates for certain capital projects.

Index

To fund our capital program for the remainder of 2011, we plan on utilizing:
•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $4.3 million) and Delaware SRF loans (currently, $3.2 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•
Short-term borrowings, if necessary, through $58.0 million of available lines of credit with several financial institutions.  As of June 30, 2011, the outstanding borrowings under these credit lines were $20.3 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*XBRL information is furnished, not filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date:  August 4, 2011