Form 10-Q
period 2011-09-30
MIDDLESEX WATER CO
filed 2011-11-04
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2011: Common Stock, No Par Value: 15,634,889 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating Revenues	$28,671	$29,585	$78,769	$77,768

Operating Expenses:
Operations and Maintenance	14,667	14,036	42,760	41,205
Depreciation	2,421	2,387	7,250	6,827
Other Taxes	3,067	3,141	8,737	8,532

Total Operating Expenses	20,155	19,564	58,747	56,564

Operating Income	8,516	10,021	20,022	21,204

Other Income (Expense):
Allowance for Funds Used During Construction	235	143	626	785
Other Income	759	172	1,118	532
Other Expense	(20)	(129)	(180)	(181)

Total Other Income, net	974	186	1,564	1,136

Interest Charges	1,703	1,819	4,631	5,125

Income before Income Taxes	7,787	8,388	16,955	17,215

Income Taxes	2,644	2,652	5,557	5,495

Net Income	5,143	5,736	11,398	11,720

Preferred Stock Dividend Requirements	52	52	155	156

Earnings Applicable to Common Stock	$5,091	$5,684	$11,243	$11,564

Earnings per share of Common Stock:
Basic	$0.33	$0.37	$0.72	$0.81
Diluted	$0.32	$0.36	$0.72	$0.80

Average Number of
Common Shares Outstanding :
Basic	15,622	15,518	15,599	14,350
Diluted	15,885	15,781	15,862	14,613

Cash Dividends Paid per Common Share	$0.1825	$0.1800	$0.5475	$0.5400

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited )
(In thousands)

		September 30,	December 31,
ASSETS		2011	2010
UTILITY PLANT:	Water Production	$125,242	$118,919
	Transmission and Distribution	320,457	308,468
	General	45,114	44,368
	Construction Work in Progress	16,843	11,715
	TOTAL	507,656	483,470
	Less Accumulated Depreciation	90,427	84,737
	UTILITY PLANT - NET	417,229	398,733

CURRENT ASSETS:	Cash and Cash Equivalents	4,134	2,453
	Accounts Receivable, net	13,068	11,963
	Unbilled Revenues	6,319	4,752
	Materials and Supplies (at average cost)	2,009	2,196
	Prepayments	2,123	1,401
	TOTAL CURRENT ASSETS	27,653	22,765

DEFERRED CHARGES	Unamortized Debt Expense	2,650	2,739
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,453	7,023
	Regulatory Assets	37,421	38,771
	Operations and Developer Contracts Fees Receivable	4,062	4,589
	Restricted Cash	4,552	7,056
	Non-utility Assets - Net	7,511	7,122
	Other	622	387
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	62,271	67,687
	TOTAL ASSETS	$507,153	$489,185

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$141,018	$139,534
	Retained Earnings	36,450	33,745
	TOTAL COMMON EQUITY	177,468	173,279
	Preferred Stock	3,353	3,362
	Long-term Debt	132,641	133,844
	TOTAL CAPITALIZATION	313,462	310,485

CURRENT	Current Portion of Long-term Debt	4,564	4,432
LIABILITIES:	Notes Payable	24,250	17,000
	Accounts Payable	5,789	6,403
	Accrued Taxes	10,671	8,752
	Accrued Interest	895	1,598
	Unearned Revenues and Advanced Service Fees	751	864
	Other	1,412	1,691
	TOTAL CURRENT LIABILITIES	48,332	40,740

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,630	21,261
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,166	1,225
	Accumulated Deferred Income Taxes	31,112	29,691
	Employee Benefit Plans	26,096	28,562
	Regulatory Liability - Cost of Utility Plant Removal	7,869	7,369
	Other	617	154
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	88,490	88,262

CONTRIBUTIONS IN AID OF CONSTRUCTION		56,869	49,698
	TOTAL CAPITALIZATION AND LIABILITIES	$507,153	$489,185

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,398	$11,720
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,767	7,387
Provision for Deferred Income Taxes and Investment Tax Credits	1,297	114
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(405)	(488)
Cash Surrender Value of Life Insurance	(42)	159
Stock Compensation Expense	315	277
Changes in Assets and Liabilities:
Accounts Receivable	(578)	(3,503)
Unbilled Revenues	(1,567)	(2,549)
Materials & Supplies	187	(306)
Prepayments	(722)	(488)
Accounts Payable	(614)	1,168
Accrued Taxes	1,919	3,938
Accrued Interest	(703)	(1,034)
Employee Benefit Plans	(1,226)	(180)
Unearned Revenue & Advanced Service Fees	(113)	59
Other Assets and Liabilities	158	(531)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,071	15,743
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $221 in 2011, $297 in 2010	(17,647)	(22,223)
Restricted Cash	2,504	505

NET CASH USED IN INVESTING ACTIVITIES	(15,143)	(21,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(3,818)	(3,720)
Proceeds from Issuance of Long-term Debt	2,747	10,000
Net Short-term Bank Borrowings	7,250	(24,050)
Deferred Debt Issuance Expense	(34)	(7)
Common Stock Issuance Expense	-	(133)
Repurchase of Preferred Stock	(9)	(11)
Proceeds from Issuance of Common Stock	1,168	29,469
Payment of Common Dividends	(8,538)	(7,672)
Payment of Preferred Dividends	(155)	(156)
Construction Advances and Contributions-Net	1,142	1,067

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(247)	4,787
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,681	(1,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,453	4,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,134	$3,090

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,400	$924

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,365	$6,167
Interest Capitalized	$221	$297
Income Taxes	$2,614	$2,726

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2011 - 15,633	$141,018	$139,534
2010 - 15,566
Retained Earnings	36,450	33,745
TOTAL COMMON EQUITY	$177,468	$173,279

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 134
Shares Outstanding - 32
Convertible:
Shares Outstanding, $7.00 Series - 14	1,457	1,457
Shares Outstanding, $8.00 Series - 7	816	816
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	80	89
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$3,353	$3,362

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$2,354	$2,456
6.25%, Amortizing Secured Note, due May 19, 2028	7,000	7,315
6.44%, Amortizing Secured Note, due August 25, 2030	5,297	5,507
6.46%, Amortizing Secured Note, due September 19, 2031	5,577	5,787
4.22%, State Revolving Trust Note, due December 31, 2022	566	585
3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,623	3,655
3.49%, State Revolving Trust Note, due January 25, 2027	633	664
4.03%, State Revolving Trust Note, due December 1, 2026	846	865
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	484	522
0.00%, State Revolving Fund Bond, due August 1, 2021	359	397
3.64%, State Revolving Trust Note, due July 1, 2028	372	387
3.64%, State Revolving Trust Note, due January 1, 2028	124	130
6.59%, Amortizing Secured Note, due April 20, 2029	6,133	6,395
7.05%, Amortizing Secured Note, due January 20, 2030	4,583	4,771
5.69%, Amortizing Secured Note, due January 20, 2030	9,402	9,786
3.45%, State Revolving Trust Note, due August 1, 2031	33	17
3.75%, State Revolving Trust Note, due July 1, 2031	1,327	-
3.75%, State Revolving Trust Note, due November 30, 2030	1,404	-
First Mortgage Bonds:
5.20%, Series S, due October 1, 2022	12,000	12,000
5.25%, Series T, due October 1, 2023	6,500	6,500
5.25%, Series V, due February 1, 2029	10,000	10,000
5.35%, Series W, due February 1, 2038	23,000	23,000
0.00%, Series X, due September 1, 2018	375	430
4.25% to 4.63%, Series Y, due September 1, 2018	525	590
0.00%, Series Z, due September 1, 2019	894	1,007
5.25% to 5.75%, Series AA, due September 1, 2019	1,315	1,440
0.00%, Series BB, due September 1, 2021	1,206	1,328
4.00% to 5.00%, Series CC, due September 1, 2021	1,560	1,680
5.10%, Series DD, due January 1, 2032	6,000	6,000
0.00%, Series EE, due August 1, 2023	4,804	5,224
3.00% to 5.50%, Series FF, due August 1, 2024	6,160	6,555
0.00%, Series GG, due August 1, 2026	1,352	1,440
4.00% to 5.00%, Series HH, due August 1, 2026	1,640	1,715
0.00%, Series II, due August 1, 2024	1,150	1,239
3.40% to 5.00%, Series JJ, due August 1, 2027	1,560	1,625
0.00%, Series KK, due August 1, 2028	1,526	1,616
5.00% to 5.50%, Series LL, due August 1, 2028	1,635	1,695
0.00%, Series MM, due August 1, 2030	1,901	1,968
3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
SUBTOTAL LONG-TERM DEBT	137,205	138,276
Less: Current Portion of Long-term Debt	(4,564)	(4,432)
TOTAL LONG-TERM DEBT	$132,641	$133,844

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The consolidated notes within the 2010 Annual Report on Form 10-K (the 2010 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation.

TESI Purchases Wastewater Systems
During the second quarter of 2011, TESI acquired two Sussex County, Delaware wastewater systems for approximately $0.1 million.  These wastewater systems currently serve about 100 customers in total and ultimately expect to serve 360 at build-out.  The wastewater plants are among several other nearby TESI-owned facilities providing regulated wastewater services to residential developments within the region. Tidewater provides water service to several communities in the area, including one of the developments where these wastewater systems are located.

USA Enters into Long-Term Marketing Agreement
In August 2011, USA entered into a 10-year marketing agreement (the Agreement) with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base.  As part of the Agreement, USA recognized a gain of $0.6 million on the transfer of its existing contracts to HomeServe.  Over the next 10 years, USA will receive a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts.

Recent Accounting Guidance
In the third quarter of 2011, there was no new adopted or proposed accounting guidance that did or could have a material impact on the Company’s financial statements.

Index

Note 2 – Rate Matters

On August 28, 2011, Middlesex implemented a New Jersey Board of Public Utilities (NJBPU) approved Purchased Water Adjustment Clause (PWAC). In January 2011, Middlesex had filed a PWAC application with the NJBPU seeking to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

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

The Pennsylvania Public Utility Commission (PAPUC) held public hearings in October 2011 in connection with the Twin Lakes application seeking permission to increase its base rates by approximately $0.2 million per year.  We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request.  A decision by the PAPUC is not expected until early 2012.

In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year.  The request was made necessary by capital investments TESI has made or has committed to make as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until mid 2012.  On September 28, 2011, TESI implemented a 7.6% interim rate increase subject to refund as allowed under DEPSC regulations.

In September 2011, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by approximately $6.9 million per year.  The request was made necessary by capital investments Tidewater has made or has committed to make as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until mid 2012.  Tidewater received DEPSC approval to implement a 10.49% interim rate increase, subject to refund, on November 15, 2011.

Note 3 – Capitalization

Common Stock
During the nine months ended September 30, 2011, there were 63,816 common shares (approximately $1.2 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Index

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan).  In May 2011, the Company granted and issued 3,833 shares of common stock (approximately $0.1 million) to the non-management directors under the Outside Director Stock Compensation Plan.

Preferred Stock
In February 2011, the Company repurchased 93 shares of its $7.00 Series, nonredeemable cumulative preferred stock at par value for approximately $9 thousand.

Long-term Debt
In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed.  As of September 30, 2011, Tidewater has borrowed $1.3 million under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed.  As of September 30, 2011, Southern Shores has borrowed $1.4 million under this loan.

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

	(Thousands of Dollars)
	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$87,088	$87,579	$89,037	$85,405
SRF Bonds	$843	$850	$919	$937

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.3 million at September 30, 2011 and $48.3 million at December 31, 2010. Customer advances for construction have a carrying amount of $21.6 million at September 30, 2011 and $21.3 million at December 31, 2010. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented.  Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2011		2010
Basic:	Income	Shares	Income	Shares
Net Income	$5,143	15,622	$5,736	15,518
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$5,091	15,622	$5,684	15,518

Basic EPS	$0.33		$0.37

Diluted:
Earnings Applicable to Common Stock	$5,091	15,622	$5,684	15,518
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$5,129	15,885	$5,722	15,781

Diluted EPS	$0.32		$0.36

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2011		2010
Basic:	Income	Shares	Income	Shares
Net Income	$11,398	15,599	$11,720	14,350
Preferred Dividend	(155)		(156)
Earnings Applicable to Common Stock	$11,243	15,599	$11,564	14,350

Basic EPS	$0.72		$0.81

Diluted:
Earnings Applicable to Common Stock	$11,243	15,599	$11,564	14,350
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	42	96	42	96
Adjusted Earnings Applicable to Common Stock	$11,358	15,862	$11,679	14,613

Diluted EPS	$0.72		$0.80

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

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Segments:	2011	2010	2011	2010
Revenues:
Regulated	$26,262	$27,062	$70,935	$70,083
Non – Regulated	2,605	2,826	8,220	8,183
Inter-segment Elimination	(196)	(303)	(386)	(498)
Consolidated Revenues	$28,671	$29,585	$78,769	$77,768
Operating Income:
Regulated	$8,241	$9,560	$18,893	$19,781
Non – Regulated	275	461	1,129	1,423
Consolidated Operating Income	$8,516	$10,021	$20,022	$21,204

Net Income:
Regulated	$4,630	$5,433	$10,375	$10,799
Non – Regulated	513	303	1,023	921
Consolidated Net Income	$5,143	$5,736	$11,398	$11,720
Capital Expenditures:
Regulated	$6,389	$6,211	$17,245	$22,121
Non – Regulated	219	31	402	102
Total Capital Expenditures	$6,608	$6,242	$17,647	$22,223
Assets:	As of September 30, 2011	As of December 31, 2010
Regulated	$504,158	$486,918
Non – Regulated	8,775	8,116
Inter-segment Elimination	(5,780)	(5,849)
Consolidated Assets	$507,153	$489,185

Index

Note 6 – Short-term Borrowings

As of September 30, 2011, the Company has established lines of credit aggregating $60.0 million. At September 30, 2011, the outstanding borrowings under these credit lines were $24.3 million at a weighted average interest rate of 1.27%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average Daily Amounts Outstanding	$21,995	$14,902	$19,629	$29,297
Weighted Average Interest Rates	1.32%	1.53%	1.50%	1.59%

The maturity dates for the $24.3 million outstanding as of September 30, 2011 are all in October 2011 and are extendable at the discretion of the Company.

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

Index

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Treated	$682	$737	$1,974	$2,168
Untreated	672	618	1,794	1,753
Total Costs	$1,354	$1,355	$3,768	$3,921

Construction
The Company expects to spend approximately $21.9 million on its construction program in 2011.  The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 8 – Employee Benefit Plans

Pension Benefits
The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended September 30, 2011 and 2010, the Company made Pension Plan cash contributions of $1.8 million and $0.8 million, respectively.  For the nine months ended September 30, 2011 and 2010, the Company made Pension Plan cash contributions of $2.5 million and $1.4 million, respectively.  The Company expects to make additional Pension Plan cash contributions of approximately $0.2 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company Officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits
The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2011 and 2010, the Company made Other Benefits Plan cash contributions of $1.5 and $0.5 million, respectively.  For the nine months ended September 30, 2011 and 2010, the Company made Other Benefits Plan cash contributions of $2.0 million and $1.4 million, respectively.  The Company expects to make additional Other Benefits Plan cash contributions of approximately $0.8 million over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010

Service Cost	$394	$349	$326	$256
Interest Cost	566	557	401	334
Expected Return on Assets	(571)	(505)	(256)	(190)
Amortization of Unrecognized Losses	141	127	219	133
Amortization of Unrecognized Prior Service Cost	2	2	-	-
Amortization of Transition Obligation	-	-	33	34
Net Periodic Benefit Cost	$532	$530	$723	$567

	Nine Months Ended September 30,
	2011	2010	2011	2010

Service Cost	$1,181	$1,047	$979	$769
Interest Cost	1,696	1,671	1,203	1,001
Expected Return on Assets	(1,712)	(1,515)	(769)	(569)
Amortization of Unrecognized Losses	424	380	658	399
Amortization of Unrecognized Prior Service Cost	7	7	-	-
Amortization of Transition Obligation	-	-	101	101
Net Periodic Benefit Cost	$1,596	$1,590	$2,172	$1,701

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	ability to meet current or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation (PS&I) charges into viable projects; and
-	other factors discussed elsewhere in this quarterly report.

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

Index

Overview

Middlesex has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009.  We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries.  We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Services Affiliates, Inc. (USA), Utility Services Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Systems, Inc. (White Marsh) subsidiaries are not regulated utilities as to rates and service.

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

USA offers residential customers in New Jersey and Delaware a water service line and sewer lateral maintenance programs called LineCareSM and LineCare+SM, respectively.

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

Recent Developments

On August 28, 2011, Middlesex implemented a New Jersey Board of Public Utilities (NJBPU) approved Purchased Water Adjustment Clause (PWAC). In January 2011, Middlesex had filed a PWAC application with the NJBPU seeking to recover increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

A Distribution System Improvement Charge (DSIC) is a Delaware Public Service Commission (DEPSC) approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings.  Effective July 1, 2011, Tidewater’s DEPSC approved DSIC was increased from 1.34% to 1.98%.

During the second quarter of 2011, TESI acquired two Sussex County, Delaware wastewater systems for approximately $0.1 million.  These wastewater systems currently serve approximately 100 customers in total and ultimately expect to serve 360 customers at build-out.  The wastewater plants are among several other nearby TESI-owned facilities providing regulated wastewater services to residential developments within the region. Tidewater provides water service to several communities in the area, including one of the developments where these wastewater systems are located.

The Pennsylvania Public Utility Commission (PAPUC) held public hearings in October 2011 in connection with the Twin Lakes application seeking permission to increase its base rates by approximately $0.2 million per year.  We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request.  A decision by the PAPUC is not expected until early 2012.

In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year.  The request was made necessary by capital investments TESI has made, or has committed to make, as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until mid 2012.  On September 28, 2011, TESI implemented a 7.6% interim rate increase subject to refund as allowed under DEPSC regulations.

In August 2011, USA entered into a 10-year marketing agreement (the Agreement) with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base.  As part of the Agreement, USA recognized a gain of $0.6 million on the transfer of its existing contracts to HomeServe.  Over the next 10-years, USA will receive a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts.

In September 2011, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by approximately $6.9 million per year.  The request was made necessary by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs.  We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request.  A decision by the DEPSC is not expected until mid 2012.  Tidewater received DEPSC approval to implement a 10.49% interim rate increase, subject to refund, on November 15, 2011.

Index

Outlook

Rate relief and favorable weather patterns bolstered our consolidated revenues in 2010.  Even though revenues for 2011 are expected to be favorably impacted by the full year effect of the March 2010 Middlesex rate increase, the Tidewater DSIC and the Middlesex PWAC, overall customer water consumption has decreased in 2011 due to less favorable weather as compared to 2010.

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

Middlesex has three active base-rate increase applications under review by regulatory commissions in Delaware or Pennsylvania and expects to file its own base-rate increase application during the fourth quarter of 2011.  There can be no assurances however, that the regulators of Middlesex or its subsidiaries will approve any such requests in whole or in part.  In addition, the timing of approval of these rate requests is presently not known.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be PS&I costs that will not be currently recoverable in rates.  If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of final determination.

To date, the return on assets held in our retirement benefit plans during 2011 have been below the 2010 return, which could impact the amount available to fund current and future obligations and may cause expenses and retirement plan cash contributions to increase in 2012.

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

Index

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

Results of Operations – Three Months Ended September 30, 2011

	(In Thousands)
	Three Months Ended September 30,
	2011			2010
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$26,119	$2,552	$28,671	$27,062	$2,523	$29,585
Operations and maintenance expenses	12,492	2,175	14,667	12,079	1,957	14,036
Depreciation expense	2,386	35	2,421	2,351	36	2,387
Other taxes	3,000	67	3,067	3,072	69	3,141
Operating income	8,241	275	8,516	9,560	461	10,021

Other income, net	336	638	974	113	73	186
Interest expense	1,680	23	1,703	1,791	28	1,819
Income taxes	2,267	377	2,644	2,449	203	2,652
Net income	$4,630	$513	$5,143	$5,433	$303	$5,736

Operating Revenues

Operating revenues for the three months ended September 30, 2011 decreased $0.9 million from the same period in 2010.  This decrease was primarily related to the following factors:

•
Middlesex System revenues decreased $0.9 million, primarily from decreased contract sales to municipalities ($0.5 million) and decreased sales to general meter service customers ($0.4 million), both resulting from  cooler temperatures and higher precipitation in the third quarter of 2011 as compared to 2010; and

•
Tidewater System revenues remained consistent, primarily due to decreased consumption sales from similar weather patterns experienced in the Middlesex System in the third quarter of 2011 as compared to 2010, offset by fixed service charges for new customers.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2011 increased $0.6 million from the same period in 2010. This increase was primarily related to the following factors:

•	Employee healthcare costs and postretirement benefit plan expenses increased $0.5 million;
•	Increased net costs of $0.1 million from the implementation of a company wide information technology platform;
•	Costs associated with main breaks decreased $0.1 million, as we experienced less severe, and a lower number of, water main breaks in 2011 as compared to 2010; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended September 30, 2011 was consistent with the same period in 2010.

Other Taxes

Other taxes for the three months ended September 30, 2011 decreased $0.1 million from the same period in 2010, primarily due to lower gross receipts and franchise taxes resulting from lower revenues in our Middlesex System.

Other Income, net

Other Income, net for the three months ended September 30, 2011 increased $0.8 million from the same period in 2010, primarily related to the following factors:
•	A gain of $0.6 million as a result of transferring USA’s existing LineCare contracts to HomeServe; and
•
Increased Allowance for Funds Used During Construction from higher capitalized interest resulting from higher average construction work in progress balances in the third quarter of 2011 as compared to the third quarter of 2010.

Interest Charges

Interest charges for the three months ended September 30, 2011 decreased $0.1 million from the same period in 2010, primarily due to lower interest rates on long term debt outstanding in the third quarter of 2011 as compared to the third quarter of 2010.

Income Taxes

Income taxes for the three months ended September 30, 2011 were consistent with the same period in 2010, primarily due to higher income taxes associated with the gain from the transfer of USA’s LineCare contracts to HomeServe offset by lower income taxes from decreased operating income in the third quarter of 2011 as compared to the third quarter of 2010.

Index

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2011 decreased $0.6 million, or 10.3%, from the same period in 2010. Basic and diluted earnings per share decreased to $0.33 and $0.32, respectively, for the three months ended September 30, 2011 as compared to $0.37 and $0.36, respectively, for the three months ended September 30, 2010.  The decreases in net income and earnings per share were due to the factors discussed above.

Results of Operations – Nine Months Ended September 30, 2011

	(In Thousands)
	Nine Months Ended September 30,
	2011			2010
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$70,708	$8,061	$78,769	$70,083	$7,685	$77,768
Operations and maintenance expenses	36,139	6,621	42,760	35,263	5,942	41,205
Depreciation expense	7,141	109	7,250	6,713	114	6,827
Other taxes	8,535	202	8,737	8,326	206	8,532
Operating income	18,893	1,129	20,022	19,781	1,423	21,204

Other income, net	811	753	1,564	914	222	1,136
Interest expense	4,557	74	4,631	5,018	107	5,125
Income taxes	4,772	785	5,557	4,878	617	5,495
Net income	$10,375	$1,023	$11,398	$10,799	$921	$11,720

Operating Revenues

Operating revenues for the nine months ended September 30, 2011 increased $1.0 million from the same period in 2010.  This increase was primarily related to the following factors:

•
Middlesex System revenues increased $0.7 million, primarily due to the 13.5% rate increase that went into effect in late March 2010 offset by decreased sales to general meter service and contract customers resulting from  cooler temperatures and higher precipitation during the summer of 2011 as compared to 2010;

•
Tidewater System revenues remained consistent, primarily due to decreased consumption sales from similar weather patterns experienced in the Middlesex System in 2011 as compared to 2010 and lower connection fees offset by increased fixed service charges for new customers; and

•	USA-PA’s revenues increased $0.3 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2011 increased $1.6 million from the same period in 2010. This increase was primarily related to the following factors:

•	Labor costs increased $0.5 million primarily due to higher average labor rates from annual wage increases and lower capitalized labor;

Index

•	Employee healthcare costs and postretirement benefit plan expenses increased $0.9 million;
•	Increased net costs of $0.3 million from the implementation of a company wide information technology platform;
•	Increased subcontractor charges of $0.3 million at our USA-PA subsidiary;
•	Increased transportation charges of $0.1 million primarily resulting from higher average gasoline prices;
•	Variable production costs decreased $0.4 million primarily due to lower purchase power costs resulting from decreased consumption;
•	Costs associated with water main breaks decreased $0.3 million, as we experienced less severe and a lower number of main breaks in 2011 as compared to 2010; and
•	All other operating and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2011 increased $0.4 million from the same period in 2010 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2011 increased $0.2 million from the same period in 2010, primarily due to increased taxes on higher taxable gross revenues ($0.1 million) and higher payroll taxes on increased employee wages ($0.1 million).

Interest Charges

Interest charges for the nine months ended September 30, 2011 decreased $0.5 million from the same period in 2010, primarily due to the following:

•	Lower average short term debt outstanding in 2011 as compared to 2010; and
•	Lower interest rates on long term debt outstanding in 2011 as compared to 2010.

Other Income, net

Other Income, net for the nine months ended September 30, 2011 increased $0.4 million from the same period in 2010, primarily due to:

•	A gain of $0.6 million as a result of transferring USA’s LineCare contracts to HomeServe; and
•	Decreased Allowance for Funds Used During Construction ($0.2 million) from lower capitalized interest resulting from lower average construction work in progress balances in 2011 as compared to 2010.

Income Taxes

Income taxes for the nine months ended September 30, 2011 increased $0.1 million from the same period in 2010, primarily due to higher income taxes associated with the gain from the transfer of USA’s LineCare contracts to HomeServe partially offset by lower income taxes on decreased operating income in 2011 as compared to 2010.

Index

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2011 decreased $0.3 million, or 2.7%, from the same period in 2010. Basic and diluted earnings per share decreased to $0.72 for the nine months ended September 30, 2011 as compared to $0.81 and $0.80, respectively, for the nine months ended September 30, 2010.  In addition to the effect of the decrease in net income, earnings per share also decreased from a higher number of average shares outstanding in 2011 due to the Company’s public offering of 1.9 million shares of common stock in June 2010.

Liquidity and Capital Resources

Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2011, cash flows from operating activities increased $1.3 million to $17.1 million. Decreases in accounts receivable and unbilled revenues were the primary reasons for the increase in cash flow.  The $17.1 million of net cash flow from operations enabled us to fund 96.7% of our utility plant expenditures internally for the period.

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

The capital investment program for 2011 is currently estimated to be $21.9 million.  Through September 30, 2011, we have expended $17.7 million and expect to incur approximately $4.2 million for capital projects for the remainder of 2011.

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
•
Funds available and held in trust under existing New Jersey SRF loans (currently, $2.9 million) and Delaware SRF loans (currently, $2.7 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.

•
Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions.  As of September 30, 2011, the outstanding borrowings under these credit lines were $24.3 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3.   Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038.  Over the next twelve months, approximately $4.6 million of the current portion of 31 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.4	Copy of Amended Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority.
10.40	Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary, Tidewater Utilities, Inc. and CoBank, ACB.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

Date:  November 4, 2011