Form 10-K
period 2011-12-31
MIDDLESEX WATER CO
filed 2012-03-08
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was $290,059,068 based on the closing market price of $18.58 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 5, 2012:

Common Stock, No par Value 15,703,480 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 22, 2012, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2011 fiscal year, is incorporated by reference into Part III.

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

PART I

Item 1. Business.

Overview

Middlesex Water Company (Middlesex) was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems in New Jersey, Delaware and Pennsylvania. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients in New Jersey and Delaware.

The terms “the Company,” “we,” “our,” and “us” refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater’s wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh). The Company’s other subsidiaries are Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc., (USA-PA), Tidewater Environmental Services, Inc. (TESI) and Twin Lakes Utilities, Inc. (Twin Lakes).

The Company’s principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our internet website address is http://www.middlesexwater.com. We make available, free of charge through our internet website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC).

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 60,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Boroughs of Highland Park and Sayreville and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire prevention purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 64% of our 2011 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2011 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 36,000 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. White Marsh is an additional wholly-owned subsidiary that is unregulated as to rates and operates water and wastewater systems under contract for approximately 4,700 residential customers. White Marsh also owns the office buildings that Tidewater uses as its central business office campus. The Tidewater System produced approximately 25% of our 2011 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,000 homes and businesses, most of which are served by both the water and wastewater systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2011 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2011 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,400 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2011 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). In August 2011, USA entered into a 10-year marketing agreement (the Agreement) with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. During this period, USA will receive a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA produced less than 1% of our 2011 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 2,200 residential retail customers in Delaware. TESI produced approximately 1% of our 2011 consolidated operating revenues.

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2011 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars) Years Ended December 31,
	2011	2010	2009
Operating Revenues	$102,069	$102,735	$91,243
Operating Income	$24,201	$26,597	$20,161
Net Income	$13,447	$14,330	$9,977

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2011	2010	2009

Residential	46.0%	45.5%	44.9%
Commercial	10.0	9.7	9.4
Industrial	9.2	8.7	9.0
Fire Protection	10.1	9.7	10.5
Contract Sales	13.1	14.6	13.1
Contract Operations	10.0	9.7	10.9
Other	1.6	2.1	2.2
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 15.6 billion gallons in 2011, obtains water from surface sources and wells, or groundwater sources. In 2011, surface sources of water provided approximately 75% of the Middlesex System’s water supply, groundwater sources provided approximately 18% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Tidewater System

Our Tidewater System produced approximately 2.0 billion gallons in 2011 from 159 wells. In 2011, no new wells were placed into service and we retired 3 wells for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater expects to continue to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. The Tidewater System does not have a central treatment facility but has several regional, as well as several smaller independent, treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells which produced approximately 159.1 million gallons in 2011. The pumping capacity of the four wells is 2.2 million gallons per day.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 113.2 million gallons in 2011.

Bayview System

Water supply to Bayview customers is derived from two wells, which delivered approximately 13.8 million gallons in 2011.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. The TESI System treated approximately 76.8 million gallons in 2011.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from two wells, which delivered approximately 26.6 million gallons in 2011.

Employees

As of December 31, 2011, we had a total of 289 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

In determining our rates, the respective Utility Commissions consider the revenue, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the respective Utility Commissions do not guarantee particular rates of return to us for our New Jersey, Delaware and Pennsylvania operations. Thus, we may not achieve the rates of return permitted by the Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In January 2012, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by approximately $11.3 million per year. The request was made as a result of capital investments Middlesex has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the fourth quarter of 2012.

In August 2011, Middlesex implemented a NJBPU approved Purchased Water Adjustment Clause (PWAC), which allows for the recovery of increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. It is expected that the PWAC rate will reset to zero as part of the ultimate decision rendered in the aforementioned Middlesex base rate increase request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater Rate Matters

In September 2011, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by approximately $6.9 million per year. The request was made as a result of capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2012. In connection with the rate increase application, Tidewater implemented a DEPSC approved 10.49% interim rate increase, subject to refund, on November 15, 2011.

A Distribution System Improvement Charge (DSIC) is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings. The following summarizes Tidewater’s approved DSIC rates from January 1, 2011 through November 15, 2011, when Tidewater’s DSIC was set to 0.0% in connection with the aforementioned 10.49% interim rate increase:

Date	January 1, 2011	July 1, 2011
% Increase	0.27%	0.65%
Cumulative %	1.34%	1.98%

In September 2009, the DEPSC approved an overall 14.95% or $3.0 million increase in Tidewater’s base rates. This rate increase approval is based on a 10.0% return on equity.

TESI Rate Matters

In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year. The request was made as a result of capital investments TESI has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until mid 2012. In connection with the rate increase application, TESI implemented a DEPSC approved 7.6% interim rate increase, subject to refund, on September 28, 2011.

Southern Shores Rate Matters

Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores also increased rates on January 1, 2012, and will do so on each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

In accordance with the tariff established for Southern Shores, a rate increase of 8.9% was implemented in January 2012.

Twin Lakes Rate Matters

In December 2011, Twin Lakes and the interveners in the Twin Lakes Rate Case reached a settlement that provided a $0.1 million, three-year phased-in base rate increase for Twin Lakes.  This increase was made as a result of capital investment in the upgrade and renovation of the Twin Lakes System, as well as by increased operating costs.  The settlement was approved by the PAPUC in March 2012.

Future Rate Filings

Pinelands Water and Pinelands Wastewater are expected to also file for rate increases in 2012. There can be no assurances however, that the NJBPU will approve the anticipated rate increase requests in whole or in part. In addition, the timing of approval of these rate requests is presently not known.

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

Well water treatment in our Middlesex System is by chlorination for disinfection purposes. In addition, at certain locations, air stripping is used for removal of volatile organic compounds.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	53	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	53	Vice President and Chief Financial Officer
Richard M. Risoldi	55	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	64	Vice President-General Counsel, Secretary and Treasurer
Bernadette M. Sohler	51	Vice President-Corporate Affairs
Lorrie B. Ginegaw	37	Vice President–Human Resources
Gerard L. Esposito	60	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on several non-profit Boards including the New Jersey Utilities Association, the National Association of Water Companies, the Water Research Foundation and Raritan Bay Medical Center.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was elected Vice President and Chief Financial Officer in 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater, Tidewater TESI, USA, and White Marsh. He is Vice President, Treasurer and a Director of USA-PA, Pinelands Water and Pinelands Wastewater. He is also Vice President and Chief Financial Officer of Twin Lakes.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities. He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President-Subsidiary Operations in May 2004, responsible for regulated and unregulated subsidiary operations and business development. In January 2010, he became Vice President – Operations and Chief Operating Officer. He is a Director of Tidewater, TESI, White Marsh and USA-PA. He also serves as Director and President of Pinelands Water, Pinelands Wastewater, USA and Twin Lakes.

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

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007 with responsibilities for corporate, investor and employee communications, media and government relations, marketing, community affairs and corporate philanthropic activities. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. Effective March 1, 2012, Ms. Ginegaw was appointed Vice President-Human Resources. Ms. Ginegaw is responsible for all Human Resources throughout the Company. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. She is the Chair of the New Jersey Utilities Association’s Human Resources Committee and a member of the Middlesex County Workforce Investment Board.

Gerard L. Esposito – Mr. Esposito joined Tidewater in 1998 as Executive Vice President. He was elected President of Tidewater and White Marsh in 2003 and elected President of TESI in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater, TESI, and White Marsh.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend approximately $56.2 million for capital projects through 2014. We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

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

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison and Marlboro, the Boroughs of Highland Park and Sayreville, the Old Bridge Municipal Utilities Authority, and the City of Rahway in Union County, New Jersey. We also provide water and wastewater services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

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

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only one-third of the Directors are elected each year. A classified Board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that the Board of Directors determines is not in the best interest of the common stockholders.

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

The CJO Water Treatment Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Water Treatment Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Water Treatment Plant and the water supply and distribution system in the Middlesex System. There is an on-site State certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Water Treatment Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

In addition, there is a 15 mgd auxiliary pumping station located at the CJO Water Treatment Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 740 miles of mains and includes 23,200 feet of 48-inch reinforced concrete transmission main connecting the CJO Water Treatment Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

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

Tidewater System

The Tidewater System is comprised of 83 production plants that vary in pumping capacity from 26,000 gallons per day to 2.0 mgd. Water is transported to our customers through 629 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on an eleven-acre lot owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet.

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

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.6 mgd. TESI’s wastewater collection system is comprised of approximately 33 miles of sewer lines.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2011, there were 1,907 holders of record.

2011	High	Low	Dividend

Fourth Quarter	$19.44	$16.51	$0.1850
Third Quarter	$19.19	$16.54	$0.1825
Second Quarter	$19.29	$17.77	$0.1825
First Quarter	$19.31	$17.35	$0.1825

2010	High	Low	Dividend

Fourth Quarter	$19.31	$16.77	$0.1825
Third Quarter	$17.16	$15.48	$0.1800
Second Quarter	$18.70	$14.74	$0.1800
First Quarter	$18.00	$16.16	$0.1800

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

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.5 million through the issuance of 0.1 million shares under the Plan during 2011.

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million awarded shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares and 0.2 million shares remain available for future awards under the 2008 Restricted Stock Plan.

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2011, 3,833 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 93,197 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2006. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, The Dow Jones Wilshire 5000 Index and a Peer Group*

* Peer group includes American States Water Company, American Water Works, Inc., Aqua America Inc., Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., Pennichuck Corp., SJW Corp., York Water Company and Middlesex.

	December 31,
	2006	2007	2008	2009	2010	2011
Middlesex Water Company	100.00	103.99	98.37	105.45	114.46	121.08
Dow Jones Wilshire 5000	100.00	105.62	66.29	85.05	99.65	100.62
Peer Group	100.00	96.35	94.37	93.92	111.80	126.78

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2011	2010	2009	2008	2007
Operating Revenues	$102,069	$102,735	$91,243	$91,038	$86,114
Operating Expenses:
Operations and Maintenance	56,634	55,481	52,348	48,929	46,240
Depreciation	9,746	9,244	8,559	7,922	7,539
Other Taxes	11,488	11,413	10,175	10,168	9,664
Total Operating Expenses	77,868	76,138	71,082	67,019	63,443
Operating Income	24,201	26,597	20,161	24,019	22,671
Other Income, Net	2,149	1,444	1,726	1,302	1,527
Interest Charges	6,376	6,925	6,750	7,057	6,619
Income Taxes	6,527	6,786	5,160	6,056	5,736
Net Income	13,447	14,330	9,977	12,208	11,843
Preferred Stock Dividend	206	207	208	218	248
Earnings Applicable to Common Stock	$13,241	$14,123	$9,769	$11,990	$11,595
Earnings per Share:
Basic	$0.85	$0.96	$0.73	$0.90	$0.88
Diluted	$0.84	$0.96	$0.72	$0.89	$0.87
Average Shares Outstanding:
Basic	15,615	14,654	13,454	13,317	13,203
Diluted	15,877	14,916	13,716	13,615	13,534
Dividends Declared and Paid	$0.733	$0.723	$0.713	$0.703	$0.693
Total Assets	$537,536	$489,185	$458,086	$440,000	$392,675
Convertible Preferred Stock	$2,273	$2,273	$2,273	$2,273	$2,856
Long-term Debt	$132,167	$133,844	$124,910	$118,217	$131,615

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management’s Overview

Operations

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes, since 2009. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate a New Jersey municipal water and wastewater system under contract and provide regulated wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

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

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). In August 2011, USA entered into a 10-year marketing agreement (the Agreement) with HomeServe, a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. During this period, USA will receive a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts.

Our Delaware subsidiaries, Tidewater and Southern Shores, provide water services to approximately 36,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,700 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our TESI subsidiary provides wastewater services to approximately 2,200 residential retail customers. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

The majority of our revenue is generated from retail and contract water services to customers in our regulated service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Recent Developments

Investment in Ridgewood Green RME, LLC - Middlesex and NSU Ridgewood, LLC, a wholly-owned subsidiary of Natural Systems Utilities, LLC, formed a joint venture, Ridgewood Green RME, LLC, (Ridgewood Green), which entered into a 20-year public-private partnership with the Village of Ridgewood, New Jersey (Ridgewood) whereby Ridgewood Green will design, build, own and operate facilities to optimize the production of electricity at Ridgewood's municipal wastewater treatment plant. Operation of the facilities is expected to begin in the fourth quarter of 2012.

Sunoco Logistics Partners L.P. Wastewater Treatment Facility Operating Agreement - USA has entered into a one-year agreement with Sunoco Logistics Partners L.P. (Sunoco Logistics) to operate the Eagle Point Biological Wastewater Treatment Facility (Eagle Point) in Westville, New Jersey. USA will be responsible for the daily operation of the industrial wastewater treatment facility at Sunoco Logistics' refined products terminal at Eagle Point commencing in the first quarter of 2012.

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

Rates

Middlesex - In January 2012, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by approximately $11.3 million per year. The request was as a result of capital investments Middlesex has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the fourth quarter 2012.

In August 2011, Middlesex implemented a NJBPU approved PWAC, which allows for the recovery of increased costs of $0.4 million to purchase untreated water from the NJWSA and treated water from a non-affiliated regulated water utility. It is expected that the PWAC rate will reset to zero as part of the ultimate decision rendered in the aforementioned Middlesex base rate increase request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater – In September 2011, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by approximately $6.9 million per year. The request was made as a result of capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2012. In connection with the rate increase application, Tidewater implemented a DEPSC approved 10.49% interim rate increase, subject to refund, on November 15, 2011.

A DSIC is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings. The following summarizes Tidewater’s approved DSIC rates from January 1, 2011 through November 15, 2011, when Tidewater’s DSIC was set to 0.0% in connection with the aforementioned 10.49% interim rate increase:

Date	January 1, 2011	July 1, 2011
% Increase	0.27%	0.64%
Cumulative %	1.34%	1.98%

In September 2009, the DEPSC approved an overall 14.95% or $3.0 million increase in Tidewater’s base rates. This rate increase approval is based on a 10.0% return on equity.

TESI – In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year. The request was made as a result of capital investments TESI has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until mid 2012. In connection with the rate increase application, TESI implemented a DEPSC approved 7.6% interim rate increase, subject to refund, on September 28, 2011.

Southern Shores – Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores also increased rates on January 1, 2012, and will do so on each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

In accordance with the tariff established for Southern Shores, a rate increase of 8.9% was implemented in January 2012.

Twin Lakes – In December 2011, Twin Lakes and the interveners in the Twin Lakes Rate Case reached a settlement that provided a $0.1 million, three-year phased-in base rate increase for Twin Lakes.  This increase was made as a result of capital investment in the upgrade and renovation of the Twin Lakes System, as well as by increased operating costs.  The settlement was approved by the PAPUC in March 2012.

Outlook

Revenues for 2012 are expected to be favorably impacted by interim and final approved rate increases at Middlesex, Tidewater, TESI, Southern Shores and Twin Lakes. In addition, Pinelands Water and Pinelands Wastewater expect to file for rate increases in 2012. The rate increases that Middlesex, Tidewater, TESI, Twin Lakes, Pinelands Water and Pinelands Wastewater filed, or expect to file, have not been approved by each company’s respective Utility Commission. There can be no assurances that the requested rate increases will be approved in whole or in part or when the final decisions will be rendered.

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

Revenues and earnings are influenced by weather. Overall customer water consumption decreased in 2011 due to less favorable weather as compared to 2010. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continue to implement plans to streamline operations and reduce operating costs.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of PS&I costs that will not be currently recoverable in rates. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

Changes in certain actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return in 2011 on assets held in our retirement plan funds resulted in a significant increase in our underfunded employee benefit plan obligation and will result in higher employee benefit plan expense and cash contributions in 2012.  Tidewater and Middlesex have included these increased plan expenses in their rate increase applications currently under review by the respective Utility Commissions.   See Note 7 of the Notes to Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Operating Results by Segment

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 90%, 90% and 88% of total revenues, and approximately 91%, 92% and 87% of net income for the years ended December 31, 2011, 2010 and 2009, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

	(Millions of Dollars)
	Years ended December 31,
	2011			2010
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$91.5	$10.6	$102.1	$92.0	$10.7	$102.7
Operations and maintenance	47.8	8.8	56.6	47.0	8.5	55.5
Depreciation	9.7	0.1	9.8	9.1	0.1	9.2
Other taxes	11.2	0.3	11.5	11.1	0.3	11.4
Operating income	$22.8	$1.4	$24.2	$24.8	$1.8	$26.6

Other income, net	1.2	0.9	2.1	1.1	0.3	1.4
Interest expense	6.3	0.1	6.4	6.8	0.1	6.9
Income taxes	5.5	1.0	6.5	6.0	0.8	6.8
Net income	$12.2	$1.2	$13.4	$13.1	$1.2	$14.3

Operating Revenues

Operating revenues for the year ended December 31, 2011 decreased $0.6 million from the same period in 2010. This decrease was primarily related to the following factors:

•	Middlesex System revenues decreased $0.3 million, primarily due to the following:
o	Lower consumption by our residential and contract customers resulting from cooler temperatures and higher precipitation during the summer of 2011 as compared to 2010;
o	Decreased contract sales due to the ending of a temporary contract to supply water to the City of Perth Amboy in 2010; offset by
o	Increased sales to industrial customers;
•	Tidewater System revenues decreased $0.4 million, primarily due to the following:
o	Lower consumption attributable to similar unfavorable weather patterns experienced in the Middlesex System in 2011 as compared to 2010;
o	Lower connection fees resulting from a depressed housing market; offset by
o	Increased fixed service charges for new customers;
•	White Marsh’s revenues decreased $0.2 million primarily due to the expiration of a wastewater operations contract in August 2011;
•	With the transfer of USA’s LineCare contracts to HomeServe, USA’s revenues decreased $0.2 million. USA now earns a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts;
•	Scheduled increases in the fixed fees paid under contract with the City of Perth Amboy increased USA-PA’s revenues by $0.4 million; and
•	Southern Shores revenues increased $0.1 million due to the implementation of a June 2011 rate increase.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2011 increased $1.1 million from the same period in 2010. This increase was primarily related to the following factors:

•	Labor costs increased $0.3 million due to annual wage increases and lower capitalized labor;
•	Employee healthcare costs and postretirement benefit plan expenses increased $1.1 million;
•	Increased net costs of $0.3 million from the implementation of a company wide information technology platform;
•	Scheduled increases in subcontractor charges of $0.3 million at our USA-PA subsidiary;
•	Increased transportation charges of $0.1 million due to higher average gasoline prices;
•	Unfavorable weather resulted in lower consumption which decreased production costs by $0.5 million;
•	Decreased water main break costs of $0.6 million, as we experienced less severe, and a lower number of, main breaks in 2011 as compared to 2010; and
•	All other operating and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2011 increased $0.6 million from the same period in 2010 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2011 increased $0.1 million from the same period in 2010, primarily due to increased real estate taxes and higher payroll taxes on increased employee wages.

Interest Charges

Interest charges for the year ended December 31, 2011 decreased $0.5 million from the same period in 2010, primarily due to the following:

•	Lower average short term debt outstanding and lower average interest rates in 2011 as compared to 2010; and

•	Lower average interest rates on long term debt outstanding in 2011 as compared to 2010.

Other Income, net

Other Income, net for the year ended December 31, 2011 increased $0.7 million from the same period in 2010, primarily due to:

•	A gain of $0.7 million as a result of the sale of USA’s LineCare contracts to HomeServe;

•	Allowance for Funds Used During Construction was lower in 2011 compared to 2010 ($0.2 million) due to lower average construction work in progress balances; and

•	All additional Other Income increased $0.2 million.

Income Taxes

Income taxes for the year ended December 31, 2011 decreased $0.3 million from the same period in 2010, primarily due to lower pre-tax income.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2011 decreased $0.9 million, or 6.2%, from the same period in 2010. Basic and diluted earnings per share decreased to $0.85 and $0.84, respectively, for the year ended December 31, 2011 as compared to $0.96 for the year ended December 31, 2010. In addition to the effect of the decrease in net income, earnings per share also decreased from a higher number of average shares outstanding in 2011 due to the Company’s public offering of 1.9 million shares of common stock in June 2010.

Results of Operations in 2010 Compared to 2009

	(Millions of Dollars)
	Years ended December 31,
	2010			2009
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$92.0	$10.7	$102.7	$80.6	$10.6	$91.2
Operations and maintenance	47.0	8.5	55.5	44.2	8.1	52.3
Depreciation	9.1	0.1	9.2	8.4	0.1	8.5
Other taxes	11.1	0.3	11.4	9.9	0.3	10.2
Operating income	$24.8	$1.8	$26.6	$18.1	$2.1	$20.2

Other income, net	1.1	0.3	1.4	1.4	0.3	1.7
Interest expense	6.8	0.1	6.9	6.5	0.2	6.7
Income taxes	6.0	0.8	6.8	4.3	0.9	5.2
Net income	$13.1	$1.2	$14.3	$8.7	$1.3	$10.0

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

Liquidity and Capital Resources

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2011, cash flows from operating activities decreased $2.7 million to $22.8 million. As described more fully in the Results of Operations section above, decreased earnings was the primary reason for the decrease in cash flow. The $22.8 million of net cash flow from operations enabled us to fund approximately 97% of our utility plant expenditures internally for the period.

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

Increases in certain operating costs impact our liquidity and capital resources. Middlesex and several of its subsidiaries filed for rate increases in 2011 and January 2012. There can be no assurances however, that the respective Utility Commissions will approve the anticipated rate increase requests in whole or in part or when the decisions will be rendered. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings, and when market conditions are favorable, proceeds from sales of common stock under our DRP and offerings to the public.

The table below summarizes our estimated capital expenditures for the years 2012-2014.

	(Millions)
	2012	2013	2014	2012-2014
Distribution System	$12.9	$12.2	$11.7	$36.8
Production System	5.1	4.7	3.8	13.6
Computer Systems	2.6	0.1	0.1	2.8
Other	1.2	1.0	0.8	3.0
Total Estimated Capital Expenditures	$21.8	$18.0	$16.4	$56.2

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution System-Projects associated with installation and relocation of water mains and service lines, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program, which is our program to clean and cement unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to spend $4.0 million, $4.0 million and $4.0 million for 2012, 2013 and 2014, respectively.
•	Production System-Projects associated with our water production and water treatment plants.
•	Computer Systems-Purchase of hardware and software as well as expected costs to complete implementation of our enterprise resource planning system.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security requirements and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2012, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $1.8 million) and Delaware SRF loans (currently, $2.0 million) and, once the loan transaction is complete, proceeds from the 2012 New Jersey SRF program. SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2011, we had $24.3 million outstanding against the lines of credit.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million as of December 31, 2011. At December 31, 2011, the outstanding borrowings under these credit lines were $24.3 million at a weighted average interest rate of 1.33%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $20.7 million and $26.4 million at 1.44% and 1.58% for the years ended December 31, 2011 and 2010, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the New Jersey and Delaware SRF loan programs during 2011 and expect to participate in the 2012 New Jersey SRF program for up $4.0 million, with an expected closing date in May 2012.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of December 31, 2011, Tidewater has borrowed $2.0 million under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of December 31, 2011, Southern Shores has borrowed $1.4 million under this loan.

In February 2010, Tidewater closed on a $1.1 million loan with the Delaware SRF. This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for a specific project. The interest rate on any draw-down will be set at 3.45% with a final maturity of August 1, 2031 on the amount actually borrowed. As of December 31, 2011, Tidewater has borrowed $39 thousand under this loan.

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

The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.5 million through the issuance of 0.1 million shares under the DRP during 2011.

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

The table below presents our known contractual obligations for the periods specified as of December 31, 2011.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$136.7	$4.6	$10.1	$10.3	$111.7
Notes Payable	24.3	24.3	-	-	-
Interest on Long-term Debt	89.6	6.6	12.6	11.7	58.7
Purchased Water Contracts	40.7	5.2	10.4	8.1	17.0
Wastewater Operations	36.8	4.9	10.1	10.7	11.1
Total	$328.1	$45.6	$43.2	$40.8	$198.5

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2011, the Company contributed $6.9 million to its postretirement benefit plans and expects to contribute approximately $8.9 million in 2012.

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

The allocation by asset category of postretirement benefit plan assets at December 31, 2011 and 2010 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2011	2010	2011	2010	Target	Range
Equity Securities	61.6%	64.0%	37.0%	42.3%	60%	30-65%
Debt Securities	31.3%	31.7%	57.8%	53.8%	38%	25-70%
Cash	6.9%	4.0%	4.6%	3.1%	2%	0-10%
Commodities	0.2%	0.3%	0.6%	0.8%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2011 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.37%	4.37%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2011 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2012 with a decline of 1.0% per year for 2013-2015 and 0.5% per year for 2016-2017, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2017.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,049)	$(582)
Discount Rate 1% Decrease	10,243	702

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(7,006)	$(534)
Discount Rate 1% Decrease	9,147	660
Healthcare Cost Trend Rate 1% Increase	7,948	886
Healthcare Cost Trend Rate 1% Decrease	(6,236)	(704)

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

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania

March 8, 2012

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

		December 31,	December 31,
ASSETS		2011	2010
UTILITY PLANT:	Water Production	$127,827	$118,919
	Transmission and Distribution	326,629	308,468
	General	47,519	44,368
	Construction Work in Progress	12,575	11,715
	TOTAL	514,550	483,470
	Less Accumulated Depreciation	92,351	84,737
	UTILITY PLANT - NET	422,199	398,733

CURRENT ASSETS:	Cash and Cash Equivalents	3,106	2,453
	Accounts Receivable, net	11,280	11,963
	Unbilled Revenues	4,842	4,752
	Materials and Supplies (at average cost)	2,023	2,196
	Prepayments	1,622	1,401
	TOTAL CURRENT ASSETS	22,873	22,765

DEFERRED CHARGES	Unamortized Debt Expense	2,611	2,739
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,179	7,023
	Regulatory Assets	67,302	38,771
	Operations and Developer Contracts Receivable	5,300	4,589
	Restricted Cash	3,260	7,056
	Non-utility Assets - Net	8,182	7,122
	Other	630	387
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	92,464	67,687
	TOTAL ASSETS	$537,536	$489,185

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$141,432	$139,534
	Retained Earnings	35,549	33,745
	TOTAL COMMON EQUITY	176,981	173,279
	Preferred Stock	3,353	3,362
	Long-term Debt	132,167	133,844
	TOTAL CAPITALIZATION	312,501	310,485

CURRENT	Current Portion of Long-term Debt	4,569	4,432
LIABILITIES:	Notes Payable	24,250	17,000
	Accounts Payable	5,706	6,403
	Accrued Taxes	7,847	8,752
	Accrued Interest	1,628	1,598
	Unearned Revenues and Advanced Service Fees	734	864
	Other	1,953	1,691
	TOTAL CURRENT LIABILITIES	46,687	40,740

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,944	21,261
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,146	1,225
	Accumulated Deferred Income Taxes	37,022	29,691
	Employee Benefit Plans	51,006	28,562
	Regulatory Liability - Cost of Utility Plant Removal	8,029	7,369
	Other	995	154
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	120,142	88,262

CONTRIBUTIONS IN AID OF CONSTRUCTION		58,206	49,698
	TOTAL CAPITALIZATION AND LIABILITIES	$537,536	$489,185

See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Operating Revenues	$102,069	$102,735	$91,243

Operating Expenses:
Operations and Maintenance	56,634	55,481	52,348
Depreciation	9,746	9,244	8,559
Other Taxes	11,488	11,413	10,175

Total Operating Expenses	77,868	76,138	71,082

Operating Income	24,201	26,597	20,161

Other Income (Expense):
Allowance for Funds Used During Construction	821	970	1,001
Other Income	1,523	912	1,011
Other Expense	(195)	(438)	(286)

Total Other Income, net	2,149	1,444	1,726

Interest Charges	6,376	6,925	6,750

Income before Income Taxes	19,974	21,116	15,137

Income Taxes	6,527	6,786	5,160

Net Income	13,447	14,330	9,977

Preferred Stock Dividend Requirements	206	207	208

Earnings Applicable to Common Stock	$13,241	$14,123	$9,769

Earnings per share of Common Stock:
Basic	$0.85	$0.96	$0.73
Diluted	$0.84	$0.96	$0.72

Average Number of
Common Shares Outstanding :
Basic	15,615	14,654	13,454
Diluted	15,877	14,916	13,716

Cash Dividends Paid per Common Share	$0.733	$0.723	$0.713

See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,447	$14,330	$9,977
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,432	9,958	9,217
Provision for Deferred Income Taxes and Investment Tax Credits	2,098	630	5,522
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(523)	(611)	(580)
Cash Surrender Value of Life Insurance	(92)	104	(387)
Stock Compensation Expense	394	323	386
Changes in Assets and Liabilities:
Accounts Receivable	(28)	(2,222)	(1,112)
Unbilled Revenues	(90)	(328)	398
Materials & Supplies	173	(578)	(143)
Prepayments	(221)	(292)	372
Accounts Payable	(697)	2,055	(1,341)
Accrued Taxes	(905)	3,066	(2,096)
Accrued Interest	30	(263)	(192)
Employee Benefit Plans	(1,591)	(1,904)	(354)
Unearned Revenue & Advanced Service Fees	(130)	3	19
Other Assets and Liabilities	539	1,294	(1,180)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,836	25,565	18,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $299 in 2011, $359 in 2010 and $421 in 2009	(23,562)	(29,604)	(20,128)
Restricted Cash	3,796	(1,790)	456
Investment in Joint Venture	(300)	-	-

NET CASH USED IN INVESTING ACTIVITIES	(20,066)	(31,394)	(19,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(4,427)	(4,314)	(18,244)
Proceeds from Issuance of Long-term Debt	3,447	13,970	12,014
Net Short-term Bank Borrowings	7,250	(25,850)	16,973
Deferred Debt Issuance Expense	(37)	(25)	(116)
Common Stock Issuance Expense	-	(133)	-
Restricted Cash	-	-	(25)
Repurchase of Preferred Stock	(9)	(11)	-
Proceeds from Issuance of Common Stock	1,504	29,845	1,251
Payment of Common Dividends	(11,437)	(10,510)	(9,582)
Payment of Preferred Dividends	(206)	(207)	(208)
Construction Advances and Contributions-Net	1,798	1,239	93

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,117)	4,004	2,156
NET CHANGES IN CASH AND CASH EQUIVALENTS	653	(1,825)	990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,453	4,278	3,288
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,106	$2,453	$4,278

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$7,393	$2,043	$4,264
Long-term Debt Deobligation	$560	$-	$1,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,336	$7,155	$6,887
Interest Capitalized	$299	$359	$421
Income Taxes	$4,733	$4,617	$1,856

See Notes to Consolidated Financial Statements

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(In thousands)
		December 31,	December 31,
		2011	2010
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2011 - 15,682	$141,432	$139,534
	2010 - 15,566

	Retained Earnings	35,549	33,745
	TOTAL COMMON EQUITY	$176,981	$173,279

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 134
	Shares Outstanding - 32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	89
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,362

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,319	$2,456
	6.25%, Amortizing Secured Note, due May 19, 2028	6,895	7,315
	6.44%, Amortizing Secured Note, due August 25, 2030	5,227	5,507
	6.46%, Amortizing Secured Note, due September 19, 2031	5,507	5,787
	4.22%, State Revolving Trust Note, due December 31, 2022	546	585
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,623	3,655
	3.49%, State Revolving Trust Note, due January 25, 2027	633	664
	4.03%, State Revolving Trust Note, due December 1, 2026	825	865
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	434	522
	0.00%, State Revolving Fund Bond, due August 1, 2021	359	397
	3.64%, State Revolving Trust Note, due July 1, 2028	364	387
	3.64%, State Revolving Trust Note, due January 1, 2028	122	130
	3.45%, State Revolving Trust Note, due August 1, 2031	39	17
	6.59%, Amortizing Secured Note, due April 20, 2029	6,046	6,395
	7.05%, Amortizing Secured Note, due January 20, 2030	4,521	4,771
	5.69%, Amortizing Secured Note, due January 20, 2030	9,273	9,786
	3.75%, State Revolving Trust Note, due July 1, 2031	2,021	-
	3.75%, State Revolving Trust Note, due November 30, 2030	1,404	-
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	375	430
	4.25% to 4.63%, Series Y, due September 1, 2018	410	590
	0.00%, Series Z, due September 1, 2019	894	1,007
	5.25% to 5.75%, Series AA, due September 1, 2019	1,080	1,440
	0.00%, Series BB, due September 1, 2021	1,206	1,328
	4.00% to 5.00%, Series CC, due September 1, 2021	1,400	1,680
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	4,804	5,224
	3.00% to 5.50%, Series FF, due August 1, 2024	6,160	6,555
	0.00%, Series GG, due August 1, 2026	1,352	1,440
	4.00% to 5.00%, Series HH, due August 1, 2026	1,640	1,715
	0.00%, Series II, due August 1, 2024	1,150	1,239
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,560	1,625
	0.00%, Series KK, due August 1, 2028	1,526	1,616
	5.00% to 5.50%, Series LL, due August 1, 2028	1,635	1,695
	0.00%, Series MM, due August 1, 2030	1,901	1,968
	3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
	SUBTOTAL LONG-TERM DEBT	136,736	138,276
	Less: Current Portion of Long-term Debt	(4,569)	(4,432)
	TOTAL LONG-TERM DEBT	$132,167	$133,844

See Notes to Consolidated Financial Statements
39

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2009	13,404	$107,726	$30,077	$137,803

Net Income			9,977	9,977
Dividend Reinvestment & Common Stock Purchase Plan	84	1,254		1,254
Restricted Stock Award, Net - Employees	29	365		365
Stock Award - Board Of Directors	2	21		21
Cash Dividends on Common Stock			(9,582)	(9,582)
Cash Dividends on Preferred Stock			(208)	(208)
Other			1	1
Balance at December 31, 2009	13,519	$109,366	$30,265	$139,631

Net Income			14,330	14,330
Dividend Reinvestment & Common Stock Purchase Plan	116	1,917		1,917
Restricted Stock Award, Net - Employees	14	299		299
Stock Award - Board Of Directors	2	24		24
Issuance of Common Stock	1,915	27,928		27,928
Cash Dividends on Common Stock			(10,510)	(10,510)
Cash Dividends on Preferred Stock			(207)	(207)
Common Stock Expenses			(133)	(133)
Balance at December 31, 2010	15,566	$139,534	$33,745	$173,279

Net Income			13,447	13,447
Dividend Reinvestment & Common Stock Purchase Plan	82	1,504		1,504
Restricted Stock Award, Net - Employees	30	323		323
Stock Award - Board Of Directors	4	71		71
Cash Dividends on Common Stock			(11,437)	(11,437)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2011	15,682	$141,432	$35,549	$176,981

See Notes to Consolidated Financial Statements

Middlesex Water Company

Notes to Consolidated Financial Statements

Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments

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

(c) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2011, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(d) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2011, 2010 and 2009. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(f) Customers’ Advances for Construction (CAC) – Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties. These contributions are recorded as CAC. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction (CIAC) – CIAC include direct non-refundable contributions of water utility plant and/or cash and the portion of CAC that becomes non-refundable.

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(g) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. For the years ended December 31, 2011, 2010 and 2009, approximately $0.8 million, $1.0 million, and $1.0 million, respectively of AFUDC was added to the cost of construction projects. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2011, 2010 and 2009 for Middlesex and Tidewater are as follows:

	For The Year Ended December 31,
	2011	2010	2009
Middlesex	7.54%	7.54%	7.65%
Tidewater	8.24%	8.24%	8.24%

(h) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.6 million and $0.5 million at December 31, 2011 and 2010, respectively. Bad debt expense for the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.6 million, respectively. Receivables not expected to be received in 2012 are included as non-current assets in Operations and Developer Contracts Receivable.

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

(n) Recent Accounting Pronouncements

Fair Value Measurements and Disclosures - In May 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2011-04, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosure (ASC 820), to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between generally accepted accounting principles and international financial reporting standards. ASU 2011-04 clarifies intent about application of existing fair value measurements and disclosures, changes certain requirements for fair value measurements and requires expanded disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Adoption of 2011-04 is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation – Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. Adoption of ASU 2010-06 had no impact on the Company’s results of operations, cash flows or financial position.

(o) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 90% of Operating Revenues and 98% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in ASC 980, Regulated Operations.

In accordance with ASC 980, Regulated Operations, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment will require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future. For additional information, see Note 2 – Rate and Regulatory Matters.

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

(q) Recent Developments

Investment in Ridgewood Green RME, LLC - Middlesex and NSU Ridgewood, LLC, a wholly-owned subsidiary of Natural Systems Utilities, LLC, formed a joint venture, Ridgewood Green RME, LLC, (Ridgewood Green), which entered into a 20-year public-private partnership with the Village of Ridgewood, New Jersey (Ridgewood) whereby Ridgewood Green will design, build, own and operate facilities to optimize the production of electricity at Ridgewood's municipal wastewater treatment plant. Operation of the facilities is expected to begin in the fourth quarter of 2012.

Sunoco Logistics Partners L.P. Wastewater Treatment Facility Operating Agreement - USA has entered into an agreement with Sunoco Logistics Partners L.P. (Sunoco Logistics) to operate the Eagle Point Biological Wastewater Treatment Facility (Eagle Point) in Westville, New Jersey. USA will be responsible for the daily operation of the industrial wastewater treatment facility at Sunoco Logistics' refined products terminal at Eagle Point commencing in the first quarter of 2012.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In January 2012, Middlesex filed an application with the NJBPU seeking permission to increase its base rates by approximately $11.3 million per year. The request was made as a result of capital investments Middlesex has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the fourth quarter of 2012.

In August 2011, Middlesex implemented a NJBPU approved Purchased Water Adjustment Clause (PWAC), which allows for the recovery of increased costs of $0.4 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. It is expected that the PWAC rate will reset to zero as part of the ultimate decision rendered in the aforementioned Middlesex base rate increase request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater – In September 2011, Tidewater filed an application with the DEPSC seeking permission to increase its base rates by approximately $6.9 million per year. The request was made as a result of capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2012. In connection with the base rate increase request, Tidewater implemented a DEPSC approved 10.49% interim rate increase, subject to refund, on November 15, 2011.

A Distribution System Improvement Charge (DSIC) is a DEPSC approved rate-mechanism that allows water utilities to recover investment in non-revenue producing capital improvements to the water system between base rate proceedings. The following summarizes Tidewater’s approved DSIC rates from January 1, 2011 through November 15, 2011, when Tidewater’s DSIC was set to 0.0% in connection with the aforementioned 10.49% interim rate increase:

Date	January 1, 2011	July 1, 2011
% Increase	0.27%	0.64%
Cumulative %	1.34%	1.98%

In September 2009, the DEPSC approved an overall 14.95% or $3.0 million increase in Tidewater’s base rates. This rate increase approval is based on a 10.0% return on equity.

TESI – In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year. The request was made as a result of capital investments TESI has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until mid 2012. In connection with the base rate increase request, TESI implemented a DEPSC approved 7.6% interim rate increase, subject to refund, on September 28, 2011.

Southern Shores – Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires on June 30, 2020, Southern Shores also increased rates on January 1, 2012, and will do so on each successive January 1st through 2015, to generate approximately $0.1 million of additional revenue on an annual basis with each increase. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%.

In accordance with the tariff established for Southern Shores, an annual rate increase of 8.9% was implemented in January 2012.

Twin Lakes – In December 2011, Twin Lakes and the interveners in the Twin Lakes Rate Case reached a settlement that provided a $0.1 million, three-year phased-in base rate increase for Twin Lakes.  This increase was made as a result of capital investment in the upgrade and renovation of the Twin Lakes System, as well as by increased operating costs.  The settlement was approved by the PAPUC in March 2012.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars) December 31,		Remaining Recovery
Regulatory Assets	2011	2010	Periods
Postretirement Benefits	$49,735	$25,786	Various
Income Taxes	17,151	12,551	Various
Tank Painting, Rate Cases and Other	416	434	2-9 years
Total	$67,302	$38,771

Postretirement benefits include pension and other postretirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2011 and 2010, the Company has approximately $8.0 and $7.4 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.7 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods. The Company expects to recover training costs of approximately $0.8 million associated with implementation of a new information technology system in future rates. These costs are included in General Utility Plant.

Note 3 - Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars) Years Ended December 31,
	2011	2010	2009
Income Tax at Statutory Rate	$6,816	$7,224	$5,147
Tax Effect of:
Utility Plant Related	(620)	(826)	(247)
State Income Taxes – Net	305	336	339
Employee Benefits	1	33	(86)
Other	25	19	7
Total Income Tax Expense	$6,527	$6,786	$5,160

Income tax expense is comprised of the following:

	(Thousands of Dollars) Years Ended December 31,
	2011	2010	2009
Current:
Federal	$3,550	$5,584	$(208)
State	395	481	35
Deferred:
Federal	2,594	770	4,933
State	67	30	479
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$6,527	$6,786	$5,160

The statutory review periods for income tax returns for the years prior to 2009 have been closed. An examination by the Internal Revenue Service of Middlesex’s Federal income tax returns for 2007 and 2008 was completed during 2010 and resulted in a net refund, including interest, of less than $0.1 million. The refund noted above was recorded to the appropriate current and deferred tax accounts and the interest was reported as other income. In the event that there are interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions. The Company is not aware of any uncertain tax positions that could result in a future tax liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2011	2010
Utility Plant Related	$35,135	$32,010
Customer Advances	(3,737)	(3,840)
Employee Benefits	6,342	1,912
Investment Tax Credits (ITC)	1,146	1,225
Other	(718)	(391)
Total Deferred Tax Liability and ITC	$38,168	$30,916

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

Purchased water costs are shown below:

	Years Ended December 31,
	(Millions of Dollars)
Purchased Water	2011	2010	2009
Untreated	$2.4	$2.5	$2.4
Treated	2.7	2.9	2.6
Total Costs	$5.1	$5.4	$5.0

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

Construction –The Company may spend up to $21.8 million in 2012, $18.0 million in 2013 and $16.4 million in 2014 on its construction program. The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2011 and 2010 is summarized below:

	(Millions of Dollars)
	2011	2010
Established Lines at Year-End	$60.0	$58.0
Maximum Amount Outstanding	24.3	45.9
Average Outstanding	20.7	26.4
Notes Payable at Year-End	24.3	17.0
Weighted Average Interest Rate	1.44%	1.58%
Weighted Average Interest Rate at Year-End	1.33%	1.53%

The maturity dates for the Notes Payable as of December 31, 2011 are all in January 2012 and are extendable at the discretion of the Company.

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

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 2.3 million shares. The cumulative number of shares issued under the DRP at December 31, 2011, is 2.0 million.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). In 2011, 3,833 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 93,197 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2011, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock. At December 31, 2011 and 2010, there were less than 0.1 million shares of preferred stock authorized and outstanding and there were no dividends in arrears.

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

Long-term Debt

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of December 31, 2011, Tidewater has borrowed $2.0 million under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of December 31, 2011, Southern Shores has borrowed $1.4 million under this loan.

In December 2010, Middlesex issued $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series MM and NN in December 2010. Proceeds from the Series MM and NN bonds are included in Restricted Cash and will be used for Middlesex’s 2011 RENEW Program.

In February 2010, Tidewater closed on a $1.1 million loan with the Delaware SRF. This loan allows, but does not obligate, Tidewater to draw down against a General Obligation Note for a specific project. The interest rate on any draw-down will be set at 3.45% with a final maturity of August 1, 2031 on the amount actually borrowed. As of December 31, 2011, Tidewater has borrowed $39 thousand under this loan.

In March 2009, Tidewater closed on a $22.0 million DEPSC approved loan. In 2009, Tidewater borrowed $12.0 million under this loan. In March 2010, Tidewater borrowed the remaining $10.0 million at a rate of 5.69% with a final maturity in January 2030.

First Mortgage Bonds Series S through W and Series DD are term bonds with single maturity dates subsequent to 2015. Principal repayments for all series of the Company’s long-term debt extend beyond 2016. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2012	$4.6
2013	$5.0
2014	$5.1
2015	$5.1
2016	$5.2

The weighted average interest rate on all long-term debt at both December 31, 2011 and 2010 was 5.13%. Except for the Amortizing Secured Notes, all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($57.5 million), the NJEIT program ($29.9 million) and the Delaware SRF program ($9.6 million).

Restricted cash includes proceeds from various New Jersey SRF loans. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. As discussed above, Series MM and NN proceeds can only be used for the applicable RENEW Program. All other bond issuance balances in restricted cash are for debt service requirements.

In 2011, the NJEIT deobligated $560 thousand of principal payments on several Series of SRF long-term debt.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2011. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2011		2010		2009
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$13,447	15,615	$14,330	14,654	$9,977	13,454
Preferred Dividend	(206)		(207)		(208)
Earnings Applicable to Common Stock	$13,241	15,615	$14,123	14,654	$9,769	13,454
Basic EPS	$0.85		$0.96		$0.73
Diluted:
Earnings Applicable to Common Stock	$13,241	15,615	$14,123	14,654	$9,769	13,454
$7.00 Series Dividend	97	166	97	166	97	166
$8.00 Series Dividend	56	96	56	96	56	96
Adjusted Earnings Applicable to Common Stock	$13, 394	15,877	$14,276	14,916	$9,922	13,716
Diluted EPS	$0.84		$0.96		$0.72

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

	(Thousands of Dollars) At December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$86,577	$87,283	$89,037	$85,405
State Revolving Bonds	$793	$799	$919	$937

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.3 million and $48.3 million at December 31, 2011 and 2010, respectively. Customer advances for construction have a carrying amount of $21.9 million and $21.3 million at December 31, 2011 and 2010 respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all active employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the award relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2011 and 2010 was $46.5 million and $33.8 million, respectively.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Accrued retirement benefit costs are recorded each year.

The Company has recognized a deferred regulatory asset relating to the difference between the accrued retirement benefit costs and actual cash paid for plan premiums in years prior to 1998. Included in the regulatory asset is a transition obligation from adopting Statement of Financial Accounting Standard No.106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” on January 1, 1993. In addition to the recognition of annual accrued retirement benefit costs in rates, Middlesex is also recovering the transition obligation over 15 years. The regulatory asset related to this transition obligation at December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

Regulatory Treatment of Over/Underfunded Retirement Obligations

Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of ASC 980, Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in ASC 980, Regulated Operations, the Company records underfunded Pension Plan and Other Benefits Plan obligations, which otherwise would be recognized as Other Comprehensive Income under ASC 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2011 and 2010.

	December 31, (Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2011	2010	2011	2010
Change in Projected Benefit Obligation:
Beginning Balance	$42,138	$38,311	$29,605	$22,736
Service Cost	1,574	1,396	1,306	1,025
Interest Cost	2,261	2,228	1,604	1,335
Actuarial Loss	12,047	2,022	11,121	5,032
Benefits Paid	(1,819)	(1,819)	(515)	(523)
Ending Balance	$56,201	$42,138	$43,121	$29,605
Change in Fair Value of Plan Assets:
Beginning Balance	$29,989	$25,298	$12,890	$9,680
Actual Return on Plan Assets	470	3,054	177	910
Employer Contributions	3,556	3,456	3,265	2,823
Benefits Paid	(1,819)	(1,819)	(515)	(523)
Ending Balance	$32,196	$29,989	$15,817	$12,890

Funded Status	$(24,005)	$(12,149)	$(27,304)	$(16,715)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(303)	(302)	-	-
Noncurrent Liability	(23,702)	(11,847)	(27,304)	(16,715)
Net Liability Recognized	$(24,005)	$(12,149)	$(27,304)	$(16,715)

	Years Ended December 31, (Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$1,575	$1,396	$1,372	$1,306	$1,025	$891
Interest Cost	2,261	2,228	2,101	1,604	1,335	1,086
Expected Return on Plan Assets	(2,283)	(2,020)	(1,602)	(1,026)	(759)	(595)
Amortization of Net Transition Obligation	-	-	-	135	135	135
Amortization of Net Actuarial Loss	565	506	615	878	531	493
Amortization of Prior Service Cost	10	10	10	-	-	-
Net Periodic Benefit Cost	$2,128	$2,120	$2,496	$2,897	$2,267	$2,010

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2012 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,549	$1,765
Prior Service Cost	10	-
Transition Obligation	-	135

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2011, 2010 and 2009, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2011	2010	2009	2011	2010	2009
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	8.00%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	4.37%	5.48%	5.95%	4.37%	5.48%	5.95%
Benefit Cost	5.48%	5.95%	6.17%	5.48%	5.95%	6.12%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.50%	3.00%	3.00%	3.50%
Benefit Cost	3.00%	3.00%	3.50%	3.00%	3.00%	3.50%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

For the 2011 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2012 with a decline of 1.0% per year for 2013-2015 and 0.5% per year for 2016-2017, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2017.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$555	$(437)
Effect on Projected Benefit Obligation	$7,948	$(6,236)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2012	$1,829	$753
2013	1,913	904
2014	1,904	1,054
2015	1,904	1,196
2016	1,955	1,339
2017-2021	12,024	8,905
Totals	$21,529	$14,151

Benefit Plans Assets

The allocation of plan assets at December 31, 2011 and 2010 by asset category is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2011	2010	2011	2010	Target	Range
Equity Securities	61.6%	64.0%	37.0%	42.3%	60%	30-65%
Debt Securities	31.3%	31.7%	57.8%	53.8%	38%	25-70%
Cash	6.9%	4.0%	4.6%	3.1%	2%	0-10%
Commodities	0.2%	0.3%	0.6%	0.8%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.7 million (2.3% of total plan assets) and $0.7 million (2.4 % of total pension plan assets) at December 31, 2011 and 2010, respectively.

Fair Value Measurements

Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted market prices for identical assets or liabilities in accessible active markets.
•	Level 2 – Inputs to the valuation methodology that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. If the asset or liability has a specified contractual term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust-Large Cap	$-	$7,641	$-	$7,641
Mutual Funds:
Mid Cap Growth	655	-	-	655
Mid Cap Value	356	-	-	356
Foreign Small Mid Growth	214	-	-	214
Foreign Large Core	97	-	-	97
Foreign Large Blend	586	-	-	586
Diversified Emerging Markets	281	-	-	281
Preferred Stock Index	74	-	-	74
Money Market Funds:
Cash	1,389	1,281	-	2,670
Equity Securities:
Non-Financial Services	189	-	-	189
Financial Services	1,289	-	-	1,289
Utilities	1,629	-	-	1,629
Consumer Growth	1,685	-	-	1,685
Consumer Staples	956	-	-	956
Consumer Cyclicals	853	-	-	853
Industrial Resources	159	-	-	159
Capital Equipment	651	-	-	651
Technology	1,345	-	-	1,345
Energy	1,160	-	-	1,160
Other	40	-	-	40
Corporate Bonds	-	2,324	-	2,324
Mortgage-Backed Securities(1)	-	2,527	-	2,527
Asset-Backed Securities(1)	-	27	-	27
Agency/US/State/Municipal Debt	129	4,532	-	4,661
Sovereign/Non-US Debt	-	75	-	75
Commodities	52	-	-	52
Total Investments	$13,789	$18,407	$-	$32,196

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor's rating of AA+), secured primarily by credit card, auto loan and home equity receivables

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$-	$6,844	$-	$6,844
Mutual Funds:
Mid Cap Growth	717	-	-	717
Mid Cap Value	374	-	-	374
Foreign Small Mid Growth	255	-	-	255
Foreign Large Blend	599	-	-	599
Foreign Large Core	114	-	-	114
Foreign Large Growth	207	-	-	207
Diversied Emerging Markets	398	-	-	398
Preferred Stock Index	80	-	-	80
Money Market Funds:
Cash	553	643	-	1,196
Equity Securities:
Non-Financial Services	209	-	-	209
Financial Services	976	-	-	976
Utilities	1,555	-	-	1,555
Consumer Growth	1,447	-	-	1,447
Consumer Staples	937	-	-	937
Consumer Cyclicals	998	-	-	998
Industrial Resources	498	-	-	498
Capital Equipment	729	-	-	729
Technology	1,188	-	-	1,188
Energy	1,033	-	-	1,033
Other	25	-	-	25
Corporate Bonds	-	2,915	-	2,915
Mortgage-Backed Securities (1)	-	2,323	-	2,323
Asset-Backed Securities (1)	-	93	-	93
Agency/US/State/Municipal Debt	129	3,864	-	3,993
Sovereign/Non-US Debt	-	191	-	191
Commodities	95	-	-	95
Total Investments	$13,116	$16,873	$-	$29,989

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AA+), secured primarily by credit card, auto loan, and home equity receivables

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$90	$-	$-	$90
Mid Cap Core	48	-	-	48
Mid Cap Growth	253	-	-	253
Mid Cap Value	288	-	-	288
Large Cap Core	3,406	-	-	3,406
Large Cap Growth	398	-	-	398
Large Cap Value	349	-	-	349
Foreign Small Mid Growth	225	-	-	225
Foreign Large Core	279	-	-	279
Foreign Large Growth	247	-	-	247
Diversified Emerging Markets	163	-	-	163
Preferred Stock Index	107	-	-	107
Money Market Funds:
Cash	-	818	-	818
Agency/US/State/Municipal Debt	424	8,622	-	9,046
Commodities	100	-	-	100
Total Investments	$6,377	$9,440	$-	$15,817

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

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2011 and expects to make cash contributions of approximately $4.1 million in 2012.

For the Other Benefits Plan, Middlesex made total cash contributions of $3.3 million in 2011 and expects to make contributions of approximately $4.8 million in 2012.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.5 million for each of the years ended December 31, 2011, 2010 and 2009.

For those employees hired after March 31, 2007 and still employed on December 31, 2011, the Company approved and will fund discretionary contribution of $0.2 million, which was based on 5.0% of eligible 2011 compensation. For the years ended December 31, 2010 and 2009, the Company made discretionary contributions of $0.2 million and $0.1 million, respectively, for those employees hired after March 31, 2007.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares, for which 0.2 million remain as unissued shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2009	81	$928
Granted	30	448	$15.11
Vested	(17)	-
Forfeited	(1)	(6)
Amortization of Compensation Expense	-	(380)
Balance, December 31, 2009	93	$990
Granted	14	239	$16.97
Vested	(13)	-
Forfeited	-	-
Amortization of Compensation Expense	-	(338)
Balance, December 31, 2010	94	$891
Granted	30	518	$16.97
Vested	(15)	-
Forfeited	(1)	(7)
Amortization of Compensation Expense	-	(323)
Balance, December 31, 2011	108	$1,079

The fair value of vested restricted shares was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2011	2010	2009
Revenues:
Regulated	$91,729	$92,378	$80,910
Non – Regulated	10,805	10,937	10,857
Inter-segment Elimination	(465)	(580)	(524)
Consolidated Revenues	$102,069	$102,735	$91,243

Operating Income:
Regulated	$22,760	$24,815	$18,117
Non – Regulated	1,441	1,782	2,044
Consolidated Operating Income	$24,201	$26,597	$20,161

Depreciation:
Regulated	$9,601	$9,093	$8,401
Non – Regulated	145	151	158
Consolidated Depreciation	$9,746	$9,244	$8,559

Other Income, Net:
Regulated	$1,982	$1,265	$1,565
Non – Regulated	896	313	337
Inter-segment Elimination	(729)	(134)	(176)
Consolidated Other Income, Net	$2,149	$1,444	$1,726

Interest Expense:
Regulated	$6,376	$6,925	$6,733
Non – Regulated	97	134	193
Inter-segment Elimination	(97)	(134)	(176)
Consolidated Interest Charges	$6,376	$6,925	$6,750

Net Income:
Regulated	$12,088	$13,152	$8,652
Non – Regulated	1,359	1,178	1,325
Consolidated Net Income	$13,447	$14,330	$9,977
Capital Expenditures:
Regulated	$23,125	$29,344	$20,104
Non – Regulated	437	260	24
Total Capital Expenditures	$23,562	$29,604	$20,128

	As of December 31, 2011	As of December 31, 2010
Assets:
Regulated	$539,947	$486,918
Non – Regulated	10,325	8,116
Inter-segment Elimination	(12,736)	(5,849)
Consolidated Assets	$537,536	$489,185

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2011 and 2010 are as follows:

	(Thousands of Dollars, Except per Share Data)
2011	1st	2nd	3rd	4th	Total

Operating Revenues	$23,996	$26,102	$28,671	$23,300	$102,069
Operating Income	4,768	6,738	8,516	4,179	24,201
Net Income	2,630	3,625	5,143	2,049	13,447
Basic Earnings per Share	$0.17	$0.23	$0.33	$0.12	$0.85
Diluted Earnings per Share	$0.17	$0.23	$0.32	$0.12	$0.84

2010	1st	2nd	3rd	4th	Total

Operating Revenues	$21,645	$26,538	$29,585	$24,967	$102,735
Operating Income	3,288	7,894	10,021	5,394	26,597
Net Income	1,560	4,424	5,736	2,610	14,330
Basic Earnings per Share	$0.11	$0.31	$0.37	$0.17	$0.96
Diluted Earnings per Share	$0.11	$0.31	$0.37	$0.17	$0.96

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2011. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2011, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 8, 2012

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania
March 8, 2012

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

Item 11.	Executive Compensation.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2011 and 2010.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2011.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date:	March 8, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 8, 2012.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of 2011 Third Quarter Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.
10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.13(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the 2008 Form 10-K.
(t)10.13(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the 2008 Form 10-K.
(t)10.13(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the 2008 Form 10-K.
(t)10.13(d)	Change in Control Termination Agreement between Middlesex Water Company and Kenneth J. Quinn, filed as Exhibit 10.13(e) of the 2008 Form 10-K.
*(t)10.13(e)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.13(f)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the 2008 Form 10-K.
(t)10.13(g)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the 2008 Form 10-K.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.15	Copy of Supplemental Indentures, dated September 1, 1993, (Series S & T) and January 1, 1994, (Series V), between the Company and United Counties Trust Company, as Trustee, filed as Exhibit No. 10.22 of 1993 Form 10-K.
10.16	Copy of Trust Indentures, dated September 1, 1993, (Series S & T) and January 1, 1994, (Series V), between the New Jersey Economic Development Authority and First Fidelity Bank (Series S & T), as Trustee, and Midlantic National Bank (Series V), as Trustee, filed as Exhibit No. 10.23 of 1993 Form 10-K.
10.17	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the 1998 Third Quarter Form 10-Q.
10.18	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the 1998 Third Quarter Form 10-Q.
10.19	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.20	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the 1999 Form 10-K.

Exhibit No.	EXHIBIT INDEX Document Description	Previous Registration No.	Filing’s Exhibit No.
10.21	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the 1999 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.
10.23	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.
10.24	Copy of Supplemental Indenture dated January 15, 2002 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated January 1, 2002 between the New Jersey Economic Development Authority and Middlesex Water Company (Series DD), filed as Exhibit No. 10.24 of the 2001 Form 10-K.
10.25	Copy of Supplemental Indenture dated March 1, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Trust Indenture dated March 1, 1998 between the New Jersey Economic Development Authority and PNC Bank, National Association, as Trustee (Series W), filed as Exhibit No. 10.21 of the 1998 Third Quarter Form 10-Q.
10.26	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the 2004 Form 10-K.
10.27

Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the 2004 Form 10-K.

Exhibit No.	EXHIBIT INDEX Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., Dated March 19, 2009, filed as Exhibit No. 10.28 of the 2009 First Quarter Form 10-Q.
10.29	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of 2006 First Quarter Form 10-Q.
10.30	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the 2006 Form 10-K.
10.31	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the 2006 Form 10-K.
10.32	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the 2007 Form 10-K.
10.33	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the 2007 Form 10-K.
10.34	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the 2008 Form 10-K.
10.35	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the 2008 Form 10-K.
10.36	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
*10.37	Amended and Restated Line of Credit Note between registrant and PNC Bank.
74

Exhibit No.	EXHIBIT INDEX Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.38	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A.
*10.39	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A.
10.40

Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB., filed as Exhibit 10.40 to the Company’s September 30, 2011 Quarterly Report on

Form 10-Q.

10.41	Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the 2010 Form 10-K.
10.42	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the 2010 Form 10-K.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document