Form 10-Q
period 2012-03-31
MIDDLESEX WATER CO
filed 2012-05-04
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 2012: Common Stock, No Par Value: 15,710,293 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2012	2011

Operating Revenues	$23,546	$23,996

Operating Expenses:
Operations and Maintenance	14,375	14,031
Depreciation	2,548	2,412
Other Taxes	2,746	2,785

Total Operating Expenses	19,669	19,228

Operating Income	3,877	4,768

Other Income (Expense):
Allowance for Funds Used During Construction	136	194
Other Income	192	157
Other Expense	(140)	(49)

Total Other Income, net	188	302

Interest Charges	1,354	1,214

Income before Income Taxes	2,711	3,856

Income Taxes	904	1,226

Net Income	1,807	2,630

Preferred Stock Dividend Requirements	52	52

Earnings Applicable to Common Stock	$1,755	$2,578

Earnings per share of Common Stock:
Basic	$0.11	$0.17
Diluted	$0.11	$0.17

Average Number of Common Shares Outstanding:
Basic	15,692	15,576
Diluted	15,955	15,839

Cash Dividends Paid per Common Share	$0.1850	$0.1825

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		March 31,	December 31,
ASSETS		2012	2011
UTILITY PLANT:	Water Production	$128,324	$127,827
	Transmission and Distribution	329,224	326,629
	General	48,067	47,519
	Construction Work in Progress	14,040	12,575
	TOTAL	519,655	514,550
	Less Accumulated Depreciation	93,740	92,351
	UTILITY PLANT - NET	425,915	422,199

CURRENT ASSETS:	Cash and Cash Equivalents	854	3,106
	Accounts Receivable, net	10,628	11,280
	Unbilled Revenues	4,587	4,842
	Materials and Supplies (at average cost)	2,003	2,023
	Prepayments	1,121	1,622
	TOTAL CURRENT ASSETS	19,193	22,873

DEFERRED CHARGES	Unamortized Debt Expense	2,570	2,611
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,088	5,179
	Regulatory Assets	66,760	67,302
	Operations Contracts and Developer Fees Receivable	4,957	5,300
	Restricted Cash	2,518	3,260
	Non-utility Assets - Net	8,485	8,182
	Other	647	630
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	91,025	92,464
	TOTAL ASSETS	$536,133	$537,536

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$142,008	$141,432
	Retained Earnings	34,399	35,549
	TOTAL COMMON EQUITY	176,407	176,981
	Preferred Stock	3,353	3,353
	Long-term Debt	131,729	132,167
	TOTAL CAPITALIZATION	311,489	312,501

CURRENT	Current Portion of Long-term Debt	4,739	4,569
LIABILITIES:	Notes Payable	23,250	24,250
	Accounts Payable	4,826	5,706
	Accrued Taxes	10,144	7,847
	Accrued Interest	906	1,628
	Unearned Revenues and Advanced Service Fees	684	734
	Other	1,400	1,953
	TOTAL CURRENT LIABILITIES	45,949	46,687

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,903	21,944
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,127	1,146
	Accumulated Deferred Income Taxes	37,421	37,022
	Employee Benefit Plans	50,372	51,007
	Regulatory Liability - Cost of Utility Plant Removal	8,217	8,029
	Other	997	994
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	120,037	120,142

CONTRIBUTIONS IN AID OF CONSTRUCTION		58,658	58,206
	TOTAL CAPITALIZATION AND LIABILITIES	$536,133	$537,536

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,807	$2,630
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,620	2,584
Provision for Deferred Income Taxes and Investment Tax Credits	514	208
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(82)	(132)
Cash Surrender Value of Life Insurance	(68)	(45)
Stock Compensation Expense	174	82
Changes in Assets and Liabilities:
Accounts Receivable	995	1,923
Unbilled Revenues	255	196
Materials & Supplies	20	673
Prepayments	501	(123)
Accounts Payable	(880)	(1,233)
Accrued Taxes	2,297	2,411
Accrued Interest	(722)	(760)
Employee Benefit Plans	100	154
Unearned Revenue & Advanced Service Fees	(50)	30
Other Assets and Liabilities	(334)	(540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,147	8,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $54 in 2012, $62 in 2011	(6,433)	(4,888)
Restricted Cash	742	852

NET CASH USED IN INVESTING ACTIVITIES	(5,691)	(4,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(844)	(828)
Proceeds from Issuance of Long-term Debt	576	7
Net Short-term Bank Borrowings	(1,000)	800
Deferred Debt Issuance Expense	—	(19)
Repurchase of Preferred Stock	—	(9)
Proceeds from Issuance of Common Stock	402	386
Payment of Common Dividends	(2,902)	(2,842)
Payment of Preferred Dividends	(52)	(52)
Construction Advances and Contributions-Net	112	(122)

NET CASH USED IN FINANCING ACTIVITIES	(3,708)	(2,679)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(2,252)	1,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,106	2,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$854	$3,796

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$298	$508

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,187	$2,088
Interest Capitalized	$54	$62
Income Taxes	$—	$603

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

		March 31,	December 31,
		2012	2011
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2012 - 15,703	$142,008	$141,432
	2011 - 15,682

	Retained Earnings	34,399	35,549
	TOTAL COMMON EQUITY	$176,407	$176,981

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 134
	Shares Outstanding - 32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,282	$2,319
	6.25%, Amortizing Secured Note, due May 19, 2028	6,790	6,895
	6.44%, Amortizing Secured Note, due August 25, 2030	5,157	5,227
	6.46%, Amortizing Secured Note, due September 19, 2031	5,437	5,507
	4.22%, State Revolving Trust Note, due December 31, 2022	546	546
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,607	3,623
	3.49%, State Revolving Trust Note, due January 25, 2027	618	633
	4.03%, State Revolving Trust Note, due December 1, 2026	825	825
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	434	434
	0.00%, State Revolving Fund Bond, due August 1, 2021	352	359
	3.64%, State Revolving Trust Note, due July 1, 2028	364	364
	3.64%, State Revolving Trust Note, due January 1, 2028	122	122
	3.45%, State Revolving Trust Note, due August 1, 2031	45	39
	6.59%, Amortizing Secured Note, due April 20, 2029	5,959	6,046
	7.05%, Amortizing Secured Note, due January 20, 2030	4,458	4,521
	5.69%, Amortizing Secured Note, due January 20, 2030	9,145	9,273
	3.75%, State Revolving Trust Note, due July 1, 2031	2,580	2,021
	3.75%, State Revolving Trust Note, due November 30, 2030	1,415	1,404
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	368	375
	4.25% to 4.63%, Series Y, due September 1, 2018	410	410
	0.00%, Series Z, due September 1, 2019	876	894
	5.25% to 5.75%, Series AA, due September 1, 2019	1,080	1,080
	0.00%, Series BB, due September 1, 2021	1,183	1,206
	4.00% to 5.00%, Series CC, due September 1, 2021	1,400	1,400
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	4,709	4,804
	3.00% to 5.50%, Series FF, due August 1, 2024	6,160	6,160
	0.00%, Series GG, due August 1, 2026	1,330	1,352
	4.00% to 5.00%, Series HH, due August 1, 2026	1,640	1,640
	0.00%, Series II, due August 1, 2024	1,128	1,150
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,560	1,560
	0.00%, Series KK, due August 1, 2028	1,500	1,526
	5.00% to 5.50%, Series LL, due August 1, 2028	1,635	1,635
	0.00%, Series MM, due August 1, 2030	1,868	1,901
	3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
	SUBTOTAL LONG-TERM DEBT	136,468	136,736
	Less: Current Portion of Long-term Debt	(4,739)	(4,569)
	TOTAL LONG-TERM DEBT	$131,729	$132,167

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Recent Developments

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

The consolidated notes within the 2011 Annual Report on Form 10-K (the 2011 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded an operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA will be responsible for all billing, collections, customer service, emergency responses and capital projects funded by Avalon. The contract is for a ten year term and USA assumes operation and maintenance of the Avalon water utility, sewer utility and storm water system on July 1, 2012.

Recent Accounting Guidance

Fair Value Measurements and Disclosures – In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-04, which amends Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between generally accepted accounting principles and international financial reporting standards.  ASU 2011-04 clarifies intent about application of existing fair value measurements and disclosures, changes certain requirements for fair value measurements and requires expanded disclosures.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  The Company’s adoption of ASU 2011-04 resulted in expanded fair value disclosures and did not have any impact on the Company’s results of operations, cash flows or financial position.

Note 2 – Rate Matters

Middlesex - In January 2012, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base rates by approximately $11.3 million per year. The request was made as a result of capital investments Middlesex has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the fourth quarter of 2012.

Index

Tidewater – In September 2011, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base rates by approximately $6.9 million per year. The request was made as a result of capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2012. In connection with the base rate increase request, Tidewater implemented a DEPSC approved 10.49% interim rate increase, subject to refund, on November 15, 2011.

TESI – In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year. TESI and all intervening parties have reached a settlement on the base rate increase request, which would allow a $0.6 million rate increase phased in over 4.5 years. The settlement has been submitted to the Hearing Examiner for his decision, which when rendered will be presented to the DEPSC for a final decision. TESI expects that decision to be issued during the second quarter of 2012.

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2012, there were 21,449 common shares (approximately $0.4 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

Long-term Debt

On May 3, 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  Proceeds will be recorded as Restricted Cash and will be used for the Middlesex 2012 RENEW Program.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of March 31, 2012, Tidewater has borrowed $2.6 million against this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project no later than July 31, 2011. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of March 31, 2012, Southern Shores has borrowed $1.4 million against this loan.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to First Mortgage and SRF Bonds is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the First Mortgage and SRF Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$86,333	$87,364	$86,577	$87,283
SRF Bonds	$785	$791	$793	$799

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.4 million at March 31, 2012 and $49.3 million at December 31, 2011. Customer advances for construction have a carrying amount of $21.9 million at March 31, 2012 and December 31, 2011. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
Basic:	2012	Shares	2011	Shares
Net Income	$1,807	15,692	$2,630	15,576
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$1,755	15,692	$2,578	15,576

Basic EPS	$0.11		$0.17

Diluted:
Earnings Applicable to Common Stock	$1,755	15,692	$2,578	15,576
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$1,793	15,955	$2,616	15,839

Diluted EPS	$0.11		$0.17

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

Index

	(In Thousands)
	Three Months Ended March 31,
Operations by Segments:	2012	2011
Revenues:
Regulated	$20,858	$21,236
Non – Regulated	2,758	2,841
Inter-segment Elimination	(70)	(81)
Consolidated Revenues	$23,546	$23,996
Operating Income:
Regulated	$3,503	$4,335
Non – Regulated	374	433
Consolidated Operating Income	$3,877	$4,768

Net Income:
Regulated	$1,587	$2,373
Non – Regulated	220	257
Consolidated Net Income	$1,807	$2,630

Capital Expenditures:
Regulated	$6,039	$4,832
Non – Regulated	394	56
Total Capital Expenditures	$6,433	$4,888

	As of March 31, 2012	As of December 31, 2011
Assets:
Regulated	$536,138	$539,947
Non – Regulated	10,201	10,325
Inter-segment Elimination	(10,206)	(12,736)
Consolidated Assets	$536,133	$537,536

Note 6 – Short-term Borrowings

As of March 31, 2012, the Company has established lines of credit aggregating $60.0 million. At March 31, 2012, the outstanding borrowings under these credit lines were $23.3 million at a weighted average interest rate of 1.27%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $23.8 million and $17.3 million at 1.31% and 1.60% for the three months ended March 31, 2012 and 2011, respectively.

The maturity dates for the $23.3 million outstanding as of March 31, 2012 are all in April 2012 and are extendable at the discretion of the Company.

Index

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

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2012	2011
Purchased Water
Treated	$719	$640
Untreated	612	606
Total Costs	$1,331	$1,246

Construction

The Company has budgeted approximately $21.8 million on its construction program in 2012. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Index

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended March 31, 2012 and 2011, the Company made Pension Plan cash contributions of $0.8 million and $0.4 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $3.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended March 31, 2012 and 2011, the Company made Other Benefits Plan cash contributions of $0.8 million and $0.5 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $4.0 million over the remainder of the current year.

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2012	2011	2012	2011

Service Cost	$550	$394	$446	$326
Interest Cost	604	565	467	401
Expected Return on Assets	(615)	(571)	(314)	(256)
Amortization of Unrecognized Losses	387	141	441	219
Amortization of Unrecognized Prior Service Cost	2	2	—	—
Amortization of Transition Obligation	—	—	34	34
Net Periodic Benefit Cost	$928	$531	$1,074	$724

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs, which are serviced by HomeServe USA (HomeServe), a leading provider of home maintenance service programs. HomeServe has recently expanded its maintenance offerings under the program to include other household services. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. In February 2012, USA began to operate a wastewater treatment facility under contract at an industrial site in Southern New Jersey. Beginning July 1, 2012, USA will operate the water and sewer utilities and storm water system of the Borough of Avalon, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 36,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 4,700 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 2,200 residential retail customers. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

Index

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

Recent Developments

Rate Matters

Middlesex - In January 2012, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base rates by approximately $11.3 million per year. The request was made as a result of capital investments Middlesex has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the fourth quarter of 2012.

Tidewater – In September 2011, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base rates by approximately $6.9 million per year. The request was made as a result of capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2012. In connection with the base rate increase request, Tidewater implemented a DEPSC approved 10.49% interim rate increase, subject to refund, on November 15, 2011.

TESI – In July 2011, TESI filed an application with the DEPSC seeking permission to increase its base rates by approximately $0.8 million per year. TESI and all intervening parties have reached a settlement on the base rate increase request, which would allow a $0.6 million rate increase phased in over 4.5 years. The settlement has been submitted to the Hearing Examiner for his decision, which when rendered will be presented to the DEPSC for a final decision. TESI expects that decision to be issued during the second quarter of 2012.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded an operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA will be responsible for all billing, collections, customer service, emergency responses and capital projects funded by Avalon. The contract is for a ten year term and USA assumes operation and maintenance of the Avalon water utility, sewer utility and storm water system on July 1, 2012.

Index

Outlook

Revenues for 2012 are expected to be favorably impacted by interim and final approved rate increases at Middlesex, Tidewater, TESI, Southern Shores and Twin Lakes. In addition, Pinelands Water and Pinelands Wastewater expect to file for rate increases in 2012. The rate increases that Middlesex, Tidewater, TESI, Pinelands Water and Pinelands Wastewater filed, or expect to file, have not been approved by each company’s respective Utility Commission. There can be no assurances that the requested rate increases will be approved in whole or in part or when the final decisions will be rendered.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s March 2010 rate increase and we are seeking similar treatment in the current rate increase request, but there can be no assurances such recognition will be granted by the NJBPU.

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

Results of Operations – Three Months Ended March 31, 2012

	(In Thousands) Three Months Ended March 31,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$20,841	$2,705	$23,546	$21,208	$2,788	$23,996
Operations and maintenance expenses	12,156	2,219	14,375	11,780	2,251	14,031
Depreciation expense	2,512	36	2,548	2,375	37	2,412
Other taxes	2,670	76	2,746	2,718	67	2,785
Operating income	3,503	374	3,877	4,335	433	4,768

Other income, net	141	47	188	246	56	302
Interest expense	1,332	22	1,354	1,188	26	1,214
Income taxes	725	179	904	1,020	206	1,226
Net income	$1,587	$220	$1,807	$2,373	$257	$2,630

Operating Revenues

Operating revenues for the three months ended March 31, 2012 decreased $0.5 million from the same period in 2011. This decrease was primarily related to the following factors:

•	Middlesex System revenues decreased $0.8 million, primarily due to:
o	Sales to General Metered Service (GMS) customers decreased by $0.5 million due to decreased customer demand for water. The decline in water use by our GMS customers includes commercial and industrial (C&I) customers. Several of the larger industrial customers’ consumption demands have decreased due to reduced output from their production processes. We have also seen a decline in consumption from our commercial customers, which are generally office facilities, guest facilities and multi-family residential facilities. Certain of our C&I customers are unable to determine when their water demands may return to previous levels or if the declines will continue; and
o	Contract Sales to Municipalities decreased by $0.3 million due to lower customer demand for water.
•	Tidewater System revenues increased $0.4 million, primarily due to the 10.49% interim rate increase that went into effect in November 2011 and increased connection fees.
•	Revenues from all other subsidiaries decreased $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2012 increased $0.3 million from the same period in 2011. This increase was primarily related to the following factors:

•	Postretirement benefit plan expenses increased $0.5 million, primarily due to changes in certain actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Costs associated with main breaks decreased $0.1 million, due to favorable winter weather conditions, which led to below average number of main breaks in the first quarter of 2012; and
•	Labor costs decreased $0.1 million primarily due to higher capitalized payroll and less overtime expended on main breaks.

Depreciation

Depreciation expense for the three months ended March 31, 2012 increased $0.1 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2012 was down slightly due to lower revenue related taxes for our New Jersey operations compared to the same period in 2011.

Interest Charges

Interest charges for the three months ended March 31, 2012 increased $0.1 million from the same period in 2011, primarily due to higher average short term debt outstanding in the first quarter of 2012 as compared to the first quarter of 2011.

Other Income, net

Other Income, net for the three months ended March 31, 2012 decreased $0.1 million from the same period in 2011, primarily due to increased Other Expenses of $0.1 million for certain costs related to potential projects at our Delaware subsidiaries.

Income Taxes

Income taxes for the three months ended March 31, 2012 decreased $0.3 million from the same period in 2011, due to decreased operating income in 2012 as compared to 2011.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2012 decreased $0.8 million from the same period in 2011. Basic and diluted earnings per share decreased to $0.11 for the three months ended March 31, 2012 as compared to $0.17 for the three months ended March 31, 2011.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2012, cash flows from operating activities decreased $0.9 million to $7.1 million. Decreased earnings was the primary reason for the decrease in cash flow. The $7.1 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

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

The capital investment program for 2012 is currently estimated to be $21.8 million.  Through March 31, 2012, we have expended $6.4 million and expect to incur approximately $15.4 million for capital projects for the remainder of 2012.

We currently project that we may be required to expend approximately $34.0 million for capital projects in 2013 and 2014. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects..

To fund our capital program for the remainder of 2012, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing Delaware State Revolving Fund (SRF) loans (currently, $1.5 million). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Funds from a $3.9 million New Jersey SRF loan that closed on May 3, 2012.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2012, the outstanding borrowings under these credit lines were $23.3 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038. Over the next twelve months, approximately $4.7 million of the current portion of 32 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
19

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 4, 2012

