Form 10-Q
period 2012-06-30
MIDDLESEX WATER CO
filed 2012-08-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       ☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2012: Common Stock, No Par Value: 15,733,286 shares outstanding.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating Revenues	$27,401	$26,102	$50,947	$50,098

Operating Expenses:
Operations and Maintenance	14,765	14,062	29,140	28,093
Depreciation	2,582	2,417	5,130	4,829
Other Taxes	2,844	2,885	5,590	5,670

Total Operating Expenses	20,191	19,364	39,860	38,592

Operating Income	7,210	6,738	11,087	11,506

Other Income (Expense):
Allowance for Funds Used During Construction	137	197	273	391
Other Income	125	202	317	359
Other Expense	(11)	(111)	(151)	(160)

Total Other Income, net	251	288	439	590

Interest Charges	1,779	1,714	3,133	2,928

Income before Income Taxes	5,682	5,312	8,393	9,168

Income Taxes	1,957	1,687	2,861	2,913

Net Income	3,725	3,625	5,532	6,255

Preferred Stock Dividend Requirements	51	51	103	103

Earnings Applicable to Common Stock	$3,674	$3,574	$5,429	$6,152

Earnings per share of Common Stock:
Basic	$0.23	$0.23	$0.35	$0.40
Diluted	$0.23	$0.23	$0.35	$0.40

Average Number of
Common Shares Outstanding :
Basic	15,716	15,598	15,704	15,587
Diluted	15,979	15,861	15,967	15,850

Cash Dividends Paid per Common Share	$0.1850	$0.1825	$0.3700	$0.3650

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		June 30,	December 31,
ASSETS		2012	2011
UTILITY PLANT:	Water Production	$129,118	$127,827
	Transmission and Distribution	332,715	326,629
	General	54,035	47,519
	Construction Work in Progress	9,940	12,575
	TOTAL	525,808	514,550
	Less Accumulated Depreciation	95,832	92,351
	UTILITY PLANT - NET	429,976	422,199

CURRENT ASSETS:	Cash and Cash Equivalents	2,727	3,106
	Accounts Receivable, net	10,232	11,280
	Unbilled Revenues	6,193	4,842
	Materials and Supplies (at average cost)	2,041	2,023
	Prepayments	2,242	1,622
	TOTAL CURRENT ASSETS	23,435	22,873

DEFERRED CHARGES	Unamortized Debt Expense	2,550	2,611
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,157	5,179
	Regulatory Assets	66,338	67,302
	Operations and Developer Contracts Receivable	2,147	5,300
	Restricted Cash	5,838	3,260
	Non-utility Assets - Net	9,106	8,182
	Other	594	630
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	91,730	92,464
	TOTAL ASSETS	$545,141	$537,536

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$142,592	$141,432
	Retained Earnings	35,168	35,549
	TOTAL COMMON EQUITY	177,760	176,981
	Preferred Stock	3,353	3,353
	Long-term Debt	135,079	132,167
	TOTAL CAPITALIZATION	316,192	312,501

CURRENT	Current Portion of Long-term Debt	4,996	4,569
LIABILITIES:	Notes Payable	25,250	24,250
	Accounts Payable	4,797	5,706
	Accrued Taxes	9,252	7,847
	Accrued Interest	1,622	1,628
	Unearned Revenues and Advanced Service Fees	743	734
	Other	1,875	1,953
	TOTAL CURRENT LIABILITIES	48,535	46,687

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,707	21,944
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,107	1,146
	Accumulated Deferred Income Taxes	37,753	37,022
	Employee Benefit Plans	51,304	51,006
	Regulatory Liability - Cost of Utility Plant Removal	8,405	8,029
	Other	974	995
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	121,250	120,142

CONTRIBUTIONS IN AID OF CONSTRUCTION		59,164	58,206
	TOTAL CAPITALIZATION AND LIABILITIES	$545,141	$537,536

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,532	$6,255
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,489	5,174
Provision for Deferred Income Taxes and Investment Tax Credits	990	422
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(170)	(260)
Cash Surrender Value of Life Insurance	(90)	(86)
Stock Compensation Expense	372	234
Changes in Assets and Liabilities:
Accounts Receivable	4,201	1,827
Unbilled Revenues	(1,351)	(1,567)
Materials & Supplies	(18)	247
Prepayments	(620)	(836)
Accounts Payable	(909)	(699)
Accrued Taxes	1,405	485
Accrued Interest	(6)	82
Employee Benefit Plans	1,846	891
Unearned Revenue & Advanced Service Fees	9	2
Other Assets and Liabilities	(867)	(87)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,813	12,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $103 in 2012, $131 in 2011	(12,574)	(11,039)
Restricted Cash	(2,578)	1,145
Investment in Joint Venture	(500)	—

NET CASH USED IN INVESTING ACTIVITIES	(15,652)	(9,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,590)	(1,434)
Proceeds from Issuance of Long-term Debt	4,929	2,315
Net Short-term Bank Borrowings	1,000	3,250
Deferred Debt Issuance Expense	(22)	(19)
Repurchase of Preferred Stock	—	(9)
Proceeds from Issuance of Common Stock	788	775
Payment of Common Dividends	(5,809)	(5,688)
Payment of Preferred Dividends	(103)	(103)
Construction Advances and Contributions-Net	267	553

NET CASH USED IN FINANCING ACTIVITIES	(540)	(360)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(379)	1,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,106	2,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,727	$4,283

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$453	$6,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,208	$2,918
Interest Capitalized	$103	$131
Income Taxes	$774	$2,550

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK
AND LONG-TERM DEBT
(Unaudited)
(In thousands)

		June 30,	December 31,
		2012	2011
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2012 - 15,730	$142,592	$141,432
	2011 - 15,682
	Retained Earnings	35,168	35,549
	TOTAL COMMON EQUITY	$177,760	$176,981
	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 134
	Shares Outstanding - 32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353
	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,245	$2,319
	6.25%, Amortizing Secured Note, due May 19, 2028	6,685	6,895
	6.44%, Amortizing Secured Note, due August 25, 2030	5,087	5,227
	6.46%, Amortizing Secured Note, due September 19, 2031	5,367	5,507
	4.22%, State Revolving Trust Note, due December 31, 2022	527	546
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,519	3,623
	3.49%, State Revolving Trust Note, due January 25, 2027	618	633
	4.03%, State Revolving Trust Note, due December 1, 2026	805	825
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	434	434
	0.00%, State Revolving Fund Bond, due August 1, 2021	352	359
	3.64%, State Revolving Trust Note, due July 1, 2028	356	364
	3.64%, State Revolving Trust Note, due January 1, 2028	119	122
	3.45%, State Revolving Trust Note, due August 1, 2031	392	39
	6.59%, Amortizing Secured Note, due April 20, 2029	5,871	6,046
	7.05%, Amortizing Secured Note, due January 20, 2030	4,396	4,521
	5.69%, Amortizing Secured Note, due January 20, 2030	9,017	9,273
	3.75%, State Revolving Trust Note, due July 1, 2031	2,664	2,021
	3.75%, State Revolving Trust Note, due November 30, 2030	1,415	1,404
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	368	375
	4.25% to 4.63%, Series Y, due September 1, 2018	410	410
	0.00%, Series Z, due September 1, 2019	876	894
	5.25% to 5.75%, Series AA, due September 1, 2019	1,080	1,080
	0.00%, Series BB, due September 1, 2021	1,183	1,206
	4.00% to 5.00%, Series CC, due September 1, 2021	1,400	1,400
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	4,709	4,804
	3.00% to 5.50%, Series FF, due August 1, 2024	6,160	6,160
	0.00%, Series GG, due August 1, 2026	1,330	1,352
	4.00% to 5.00%, Series HH, due August 1, 2026	1,640	1,640
	0.00%, Series II, due August 1, 2024	1,127	1,150
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,560	1,560
	0.00%, Series KK, due August 1, 2028	1,500	1,526
	5.00% to 5.50%, Series LL, due August 1, 2028	1,635	1,635
	0.00%, Series MM, due August 1, 2030	1,868	1,901
	3.00% to 4.375%, Series NN, due August 1, 2030	1,985	1,985
	0.00%, Series OO, due August 1, 2031	2,960	—
	2.00% to 5.00%, Series PP, due August 1, 2031	915	—
	SUBTOTAL LONG-TERM DEBT	140,075	136,736
	Less: Current Portion of Long-term Debt	(4,996)	(4,569)
	TOTAL LONG-TERM DEBT	$135,079	$132,167

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

The consolidated notes within the 2011 Annual Report on Form 10-K (the 2011 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded an operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA will be responsible for all billing, collections, customer service, emergency responses and capital projects funded by Avalon. The contract is for a ten year term and USA assumed operation and maintenance of the Avalon water utility, sewer utility and storm water system on July 1, 2012.

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

Note 2 – Rate Matters

Middlesex - In July 2012, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of $8.1 million. The originally-filed base water rate increase request of $11.3 million, which was filed in January 2012, was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment. The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $202.4 million based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

Index

Tidewater – In June 2012, Tidewater’s application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of $3.9 million. The originally-filed base water rate increase request of $6.9 million, which was filed in September 2011, was made to seek recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under PSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates will reflect the remaining $1.4 million and became effective June 19, 2012.

TESI – In June 2012, TESI’s application with the DEPSC seeking permission to increase its base wastewater rates was partially approved, granting an increase in annual operating revenues of $0.6 million, a portion of which is to be phased in through 2015. The originally-filed base wastewater rate increase request of $0.8 million, which was filed in July 2011, was made to seek recovery of increased operation and maintenance costs, as well as capital investment. Under PSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2012, there were 42,472 common shares (approximately $0.8 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP).

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan). In May 2012, the Company granted and issued 5,768 shares of common stock (approximately $0.1 million) to the non-management directors under the plan.

Long-term Debt

In May 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO bond is zero and the interest rate on the Series PP bond ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2031. Proceeds were recorded as Restricted Cash and may only be used for the Middlesex 2012 RENEW Program, which is Middlesex’s program to clean and cement unlined mains in the Middlesex system.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of June 30, 2012, Tidewater has borrowed $2.7 million against this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of June 30, 2012, Southern Shores has borrowed $1.4 million against this loan.

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

	(Thousands of Dollars)
	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$90,208	$91,370	$86,577	$87,283
SRF Bonds	$785	$790	$793	$799

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $49.1 million at June 30, 2012 and $49.3 million at December 31, 2011. Customer advances for construction have a carrying amount of $21.7 million and $21.9 million, respectively, at June 30, 2012 and December 31, 2011. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2012		2011
Basic:	Income	Shares	Income	Shares
Net Income	$3,725	15,716	$3,625	15,598
Preferred Dividend	(51)		(51)
Earnings Applicable to Common Stock	$3,674	15,716	$3,574	15,598

Basic EPS	$0.23		$0.23

Diluted:
Earnings Applicable to Common Stock	$3,674	15,716	$3,574	15,598
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$3,712	15,979	$3,612	15,861

Diluted EPS	$0.23		$0.23

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2012		2011
Basic:	Income	Shares	Income	Shares
Net Income	$5,532	15,704	$6,255	15,587
Preferred Dividend	(103)		(103)
Earnings Applicable to Common Stock	$5,429	15,704	$6,152	15,587

Basic EPS	$0.35		$0.40

Diluted:
Earnings Applicable to Common Stock	$5,429	15,704	$6,152	15,587
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	28	96	28	96
Adjusted Earnings Applicable to Common Stock	$5,506	15,967	$6,229	15,850

Diluted EPS	$0.35		$0.40

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

Index

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Segments:	2012	2011	2012	2011
Revenues:
Regulated	$24,442	$23,437	$45,300	$44,673
Non – Regulated	3,089	2,774	5,847	5,615
Inter-segment Elimination	(130)	(109)	(200)	(190)
Consolidated Revenues	$27,401	$26,102	$50,947	$50,098
Operating Income:
Regulated	$6,878	$6,317	$10,381	$10,652
Non – Regulated	332	421	706	854
Consolidated Operating Income	$7,210	$6,738	$11,087	$11,506

Net Income:
Regulated	$3,557	$3,372	$5,144	$5,745
Non – Regulated	168	253	388	510
Consolidated Net Income	$3,725	$3,625	$5,532	$6,255
Capital Expenditures:
Regulated	$6,296	$6,024	$12,335	$10,856
Non – Regulated	140	127	239	183
Total Capital Expenditures	$6,436	$6,151	$12,574	$11,039

	As of June 30, 2012	As of December 31, 2011
Assets:
Regulated	$544,458	$539,947
Non – Regulated	10,862	10,325
Inter-segment Elimination	(10,179)	(12,736)
Consolidated Assets	$545,141	$537,536

Note 6 – Short-term Borrowings

As of June 30, 2012, the Company has established lines of credit aggregating $60.0 million. At June 30, 2012, the outstanding borrowings under these credit lines were $25.3 million at a weighted average interest rate of 1.36%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average Daily Amounts Outstanding	$24,635	$19,548	$24,102	$18,426
Weighted Average Interest Rates	1.38%	1.59%	1.35%	1.59%

Index

The maturity dates for the $25.3 million outstanding as of June 30, 2012 are all in July 2012 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Treated	$775	$652	$1,494	$1,292
Untreated	516	516	1,128	1,122
Total Costs	$1,291	$1,168	$2,622	$2,414

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

Index

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended June 30, 2012, the Company did not make any Pension Plan cash contributions. For the three months ended June 30, 2011, the Company made Pension Plan cash contributions of $0.4 million. For the six months ended June 30, 2012 and 2011, the Company made Pension Plan cash contributions of $0.8 million and $0.7 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $3.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2012 and 2011, the Company did not make any Other Benefits Plan cash contributions. For the six months ended June 30, 2012 and 2011, the Company made Other Benefits Plan cash contributions of $0.8 million and $0.5 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $4.0 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011

Service Cost	$549	$393	$446	$327
Interest Cost	604	565	467	401
Expected Return on Assets	(614)	(570)	(315)	(257)
Amortization of Unrecognized Losses	388	142	442	220
Amortization of Unrecognized Prior Service Cost	3	3	—	—
Amortization of Transition Obligation	—	—	34	34
Net Periodic Benefit Cost	$930	$533	$1,074	$725
11

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2012	2011	2012	2011

Service Cost	$1,099	$787	$892	$653
Interest Cost	1,208	1,130	934	802
Expected Return on Assets	(1,229)	(1,141)	(629)	(513)
Amortization of Unrecognized Losses	775	283	883	439
Amortization of Unrecognized Prior Service Cost	5	5	—	—
Amortization of Transition Obligation	—	—	68	68
Net Periodic Benefit Cost	$1,858	$1,064	$2,148	$1,449

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of attractive growth opportunities and the risks involved in pursuing those opportunities;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation (PS&I) charges into viable projects; and
-	other factors discussed elsewhere in this quarterly report.

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

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs, which are serviced by HomeServe USA (HomeServe), a leading provider of home maintenance service programs. HomeServe has recently expanded its maintenance offerings under the program to include other household services. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. In February 2012, USA began to operate a wastewater treatment facility under contract at an industrial site in Southern New Jersey. On July 1, 2012, USA began operating the water and sewer utilities and storm water system of the Borough of Avalon, New Jersey.

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

Recent Developments

Rate Matters

Middlesex - In July 2012, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of $8.1 million. The originally-filed base water rate increase request of $11.3 million, which was filed in January 2012, was made to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment. The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $202.4 million based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

Tidewater – In June 2012, Tidewater’s application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base water rates was partially approved, granting an increase in annual operating revenues of $3.9 million. The originally-filed base water rate increase request of $6.9 million, which was filed in September 2011, was made to seek recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under PSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates will reflect the remaining $1.4 million and became effective June 19, 2012.

TESI – In June 2012, TESI’s application with the DEPSC seeking permission to increase its base wastewater rates was partially approved, granting an increase in annual operating revenues of $0.6 million, a portion of which is to be phased in through 2015. The originally-filed base wastewater rate increase request of $0.8 million, which was filed in July 2011, was made to seek recovery of increased operation and maintenance costs, as well as capital investment. Under PSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded an operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA will be responsible for all billing, collections, customer service, emergency responses and capital projects funded by Avalon. The contract is for a ten year term and USA began operating the systems on July 1, 2012. The contract is expected to contribute less than $0.01 to annual earnings per share.

Index

Outlook

Revenues for 2012 are expected to be favorably impacted from approved rate increases at Middlesex, Tidewater, TESI, Southern Shores and Twin Lakes. In addition, Pinelands Water and Pinelands Wastewater intend to file for base rate increases in the third quarter of 2012. Any decision on the expected rate filing would be rendered in 2013.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for this decrease in customer consumption in Middlesex’s July 2012 rate increase.

Revenues and earnings are influenced by weather. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continuously implement plans to streamline operations and reduce operating costs.

Changes in certain actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return in 2011 on assets held in our retirement plan funds resulted in a significant increase in our underfunded employee benefit plan obligation and will result in higher employee benefit plan expense and cash contributions in 2012.  The rate increases recently approved for Tidewater and Middlesex reflected the resulting increased employee benefit plan expenses.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of PS&I costs that will not be currently recoverable in rates. If it is determined that recovery is unlikely, the PS&I costs deemed unrecoverable will be charged against income in the period of determination.

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

Results of Operations – Three Months Ended June 30, 2012

	(In Thousands)
	Three Months Ended June 30,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$24,389	$3,012	$27,401	$23,381	$2,721	$26,102
Operations and maintenance expenses	12,207	2,558	14,765	11,867	2,195	14,062
Depreciation expense	2,541	41	2,582	2,380	37	2,417
Other taxes	2,763	81	2,844	2,817	68	2,885
Operating income	6,878	332	7,210	6,317	421	6,738

Other income, net	235	16	251	229	59	288
Interest expense	1,754	25	1,779	1,689	25	1,714
Income taxes	1,802	155	1,957	1,485	202	1,687
Net income	$3,557	$168	$3,725	$3,372	$253	$3,625

Operating revenues for the three months ended June 30, 2012 increased $1.3 million from the same period in 2011. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $0.1 million, primarily due to:
o	Sales to General Metered Service (GMS) customers increased by $0.2 million due to increased customer demand for water and implementation of a purchased water adjustment clause in August 2011; and
o	Contract Sales to Municipalities decreased by $0.1 million due to lower customer demand for water;
•	Tidewater System revenues increased $0.7 million, primarily due to the 10.49% interim rate increase that went into effect in November 2011 and increased connection fees;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	Southern Shores’ revenues increased $0.1 million, primarily due to rate increases that went into effect in June 2011 and January 2012; and
•	Revenues from all other subsidiaries increased $0.2 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2012 increased $0.7 million from the same period in 2011. This increase was primarily related to the following factors:

•	Employee benefit expenses increased $0.6 million, primarily due to changes in certain postretirement benefit plan actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Reserves for bad debts increased $0.1 million;
•	Costs associated with main breaks decreased $0.1 million, due to more favorable weather conditions, which led to below average number of main breaks in 2012;
•	Labor costs decreased $0.2 million primarily due to higher capitalized payroll and decreased headcount; and
•	Operation and maintenance expenses for all other categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended June 30, 2012 increased $0.2 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2012 was consistent with the same period in 2011.

Interest Charges

Interest charges for the three months ended June 30, 2012 increased $0.1 million from the same period in 2011, primarily due to higher average short and long term debt outstanding in the second quarter of 2012 as compared to the second quarter of 2011.

Other Income, net

Other Income, net for the three months ended June 30, 2012 was consistent with the same period in 2011.

Income Taxes

Income taxes for the three months ended June 30, 2012 increased $0.3 million from the same period in 2011, due to increased operating income in 2012 as compared to 2011.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2012 increased $0.1 million from the same period in 2011. Basic and diluted earnings per share was $0.23 for the each of the three months ended June 30, 2012 and 2011.

Index

Results of Operations – Six Months Ended June 30, 2012

	(In Thousands)
	Six Months Ended June 30,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$45,230	$5,717	$50,947	$44,589	$5,509	$50,098
Operations and maintenance expenses	24,363	4,777	29,140	23,647	4,446	28,093
Depreciation expense	5,053	77	5,130	4,755	74	4,829
Other taxes	5,433	157	5,590	5,535	135	5,670
Operating income	10,381	706	11,087	10,652	854	11,506

Other income, net	376	63	439	475	115	590
Interest expense	3,086	47	3,133	2,877	51	2,928
Income taxes	2,527	334	2,861	2,505	408	2,913
Net income	$5,144	$388	$5,532	$5,745	$510	$6,255

Operating Revenues

Operating revenues for the six months ended June 30, 2012 increased $0.8 million from the same period in 2011. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $0.7 million, primarily due to:
o	Sales to GMS customers decreased by $0.3 million due to decreased customer demand for water. The decline in water use by our GMS customers includes commercial and industrial (C&I) customers. Several of the larger industrial customers’ consumption demands have decreased due to reduced output from their production processes. We have also seen a decline in consumption from our commercial customers, which are generally office facilities, guest facilities and multi-family residential facilities. Certain of our C&I customers are unable to determine when their water demands may return to previous levels or if the declines will continue; and
o	Contract Sales to Municipalities decreased by $0.4 million due to lower customer demand for water;
•	Tidewater System revenues increased $1.1 million, primarily due to the 10.49% interim rate increase that went into effect in November 2011 and increased connection fees;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	Southern Shores’ revenues increased $0.1 million, primarily due to rate increases that went into effect in June 2011 and January 2012; and
•	Revenues from all other subsidiaries increased $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2012 increased $1.0 million from the same period in 2011. This increase was primarily related to the following factors:

•	Employee benefit expenses increased $1.1 million, primarily due to changes in certain postretirement benefit plan actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Reserves for bad debts increased $0.1 million;
•	Costs associated with main breaks decreased $0.2 million, due to more favorable weather conditions, which led to below average number of main breaks in 2012;
•	Labor costs decreased $0.3 million primarily due to higher capitalized payroll and less overtime expended on main breaks; and
•	Operation and maintenance expenses for all other categories increased $0.3 million.

Depreciation

Depreciation expense for the six months ended June 30, 2012 increased $0.3 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2012 decreased $0.1 million from the same period in 2011 primarily due to lower revenue related taxes for our New Jersey operations compared to the same period in 2011.

Interest Charges

Interest charges for the six months ended June 30, 2012 increased $0.2 million from the same period in 2011, primarily due to primarily due to higher average short and long term debt outstanding in 2012 as compared to 2011.

Other Income, net

Other Income, net for the six months ended June 30, 2012 decreased $0.2 million from the same period in 2011, primarily due to lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances.

Income Taxes

Income taxes for the six months ended June 30, 2012 decreased $0.1 million from the same period in 2011, due to decreased operating income in 2012 as compared to 2011.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2012 decreased $0.7 million from the same period in 2011. Basic and diluted earnings per share decreased to $0.35 for the six months ended June 30, 2012 as compared to $0.40 for the six months ended June 30, 2011.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2012, cash flows from operating activities increased $3.7 million to $15.8 million. Decreased accounts receivable and timing of certain income tax payments were the primary reason for the increase in cash flow. The $15.8 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

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

The capital investment program for 2012 is currently estimated to be $21.8 million.  Through June 30, 2012, we have expended $12.6 million and expect to incur approximately $9.2 million for capital projects for the remainder of 2012.

We currently project that we may be required to expend approximately $34.0 million for capital projects in 2013 and 2014. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2012, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $3.7 million and $0.9 million, respectively). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2012, the outstanding borrowings under these credit lines were $25.3 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2038. Over the next twelve months, approximately $5.0 million of the current portion of 34 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Material Change in Internal Controls

In the second quarter of 2012, the Company implemented the work and asset management module of an enterprise resource planning (ERP) system. As previously disclosed, the Company had implemented various other modules of the ERP system in 2010.

The implementation of the work and asset management module and the related workflow changes have resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15 under the Exchange Act). In connection with the implementation of the work and asset management module, the Company is continuing to replace and supplement existing internal controls over financial reporting, as appropriate. The decision to implement the ERP system was made to improve the efficiency and effectiveness of our management and financial reporting systems and was not made in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. Other than the changes made related to the implementation of the work and asset management module and the related work flow changes, there have been no changes in internal control over financial reporting that occurred in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.43	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series 00).

10.44	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP).

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated: August 2, 2012

