Form 10-Q
period 2012-09-30
MIDDLESEX WATER CO
filed 2012-10-26
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One) ☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1114430 (IRS employer identification no.)

1500 Ronson Road, Iselin, New Jersey 08830

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

Yes ☐    No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 26, 2012: Common Stock, No Par Value: 15,754,856 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating Revenues	$32,353	$28,671	$83,300	$78,769

Operating Expenses:
Operations and Maintenance	15,600	14,667	44,740	42,760
Depreciation	2,629	2,421	7,759	7,250
Other Taxes	3,281	3,067	8,871	8,737

Total Operating Expenses	21,510	20,155	61,370	58,747

Operating Income	10,843	8,516	21,930	20,022

Other Income (Expense):
Allowance for Funds Used During Construction	110	235	383	626
Other Income	106	759	423	1,118
Other Expense	(4)	(20)	(155)	(180)

Total Other Income, net	212	974	651	1,564

Interest Charges	1,808	1,703	4,941	4,631

Income before Income Taxes	9,247	7,787	17,640	16,955

Income Taxes	3,109	2,644	5,970	5,557

Net Income	6,138	5,143	11,670	11,398

Preferred Stock Dividend Requirements	52	52	155	155

Earnings Applicable to Common Stock	$6,086	$5,091	$11,515	$11,243

Earnings per share of Common Stock:
Basic	$0.39	$0.33	$0.73	$0.72
Diluted	$0.38	$0.32	$0.73	$0.72

Average Number of
Common Shares Outstanding :
Basic	15,741	15,622	15,717	15,599
Diluted	16,004	15,885	15,980	15,862

Cash Dividends Paid per Common Share	$0.1850	$0.1825	$0.5550	$0.5475

See Notes to Unaudited Condensed Consolidated Financial Statements. 1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2012	2011
UTILITY PLANT:	Water Production	$129,464	$127,827
	Transmission and Distribution	334,921	326,629
	General	53,999	47,519
	Construction Work in Progress	12,933	12,575
	TOTAL	531,317	514,550
	Less Accumulated Depreciation	98,027	92,351
	UTILITY PLANT - NET	433,290	422,199

CURRENT ASSETS:	Cash and Cash Equivalents	1,798	3,106
	Accounts Receivable, net	13,213	11,280
	Unbilled Revenues	6,902	4,842
	Materials and Supplies (at average cost)	1,452	2,023
	Prepayments	2,262	1,622
	TOTAL CURRENT ASSETS	25,627	22,873

DEFERRED CHARGES	Unamortized Debt Expense	2,509	2,611
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,216	5,179
	Regulatory Assets	65,438	67,302
	Operations and Developer Contracts Receivable	1,847	5,300
	Restricted Cash	4,053	3,260
	Non-utility Assets - Net	9,638	8,182
	Other	432	630
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	89,133	92,464
	TOTAL ASSETS	$548,050	$537,536

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$143,081	$141,432
	Retained Earnings	38,344	35,549
	TOTAL COMMON EQUITY	181,425	176,981
	Preferred Stock	3,353	3,353
	Long-term Debt	132,410	132,167
	TOTAL CAPITALIZATION	317,188	312,501

CURRENT	Current Portion of Long-term Debt	5,064	4,569
LIABILITIES:	Notes Payable	27,750	24,250
	Accounts Payable	4,242	5,706
	Accrued Taxes	9,240	7,847
	Accrued Interest	1,321	1,628
	Unearned Revenues and Advanced Service Fees	753	734
	Other	1,489	1,953
	TOTAL CURRENT LIABILITIES	49,859	46,687

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	22,042	21,944
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,087	1,146
	Accumulated Deferred Income Taxes	39,974	37,022
	Employee Benefit Plans	48,735	51,006
	Regulatory Liability - Cost of Utility Plant Removal	8,597	8,029
	Other	977	995
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	121,412	120,142

CONTRIBUTIONS IN AID OF CONSTRUCTION		59,591	58,206
	TOTAL CAPITALIZATION AND LIABILITIES	$548,050	$537,536

See Notes to Unaudited Condensed Consolidated Financial Statements. 2

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended Sept 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,670	$11,398
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,349	7,767
Provision for Deferred Income Taxes and Investment Tax Credits	3,351	1,297
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(242)	(405)
Cash Surrender Value of Life Insurance	(132)	(42)
Stock Compensation Expense	456	315
Changes in Assets and Liabilities:
Accounts Receivable	1,520	(578)
Unbilled Revenues	(2,060)	(1,567)
Materials & Supplies	571	187
Prepayments	(640)	(722)
Accounts Payable	(1,464)	(614)
Accrued Taxes	1,393	1,919
Accrued Interest	(307)	(703)
Employee Benefit Plans	182	(1,226)
Unearned Revenue & Advanced Service Fees	19	(113)
Other Assets and Liabilities	(1,484)	158

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,182	17,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $141 in 2012, $221 in 2011	(17,886)	(17,647)
Restricted Cash	(793)	2,504
Investment in Joint Venture	(1,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(19,679)	(15,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(4,191)	(3,818)
Proceeds from Issuance of Long-term Debt	4,929	2,747
Net Short-term Bank Borrowings	3,500	7,250
Deferred Debt Issuance Expense	(22)	(34)
Repurchase of Preferred Stock	—	(9)
Proceeds from Issuance of Common Stock	1,193	1,168
Payment of Common Dividends	(8,720)	(8,538)
Payment of Preferred Dividends	(155)	(155)
Construction Advances and Contributions-Net	655	1,142

NET CASH USED IN FINANCING ACTIVITIES	(2,811)	(247)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(1,308)	1,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,106	2,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,798	$4,134

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$828	$6,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,276	$5,365
Interest Capitalized	$141	$221
Income Taxes	$1,313	$2,614

See Notes to Unaudited Condensed Consolidated Financial Statements. 3

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		September 30,	December 31,
		2012	2011
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2012 - 15,752	$143,081	$141,432
	2011 - 15,682

	Retained Earnings	38,344	35,549
	TOTAL COMMON EQUITY	$181,425	$176,981

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,208	$2,319
	6.25%, Amortizing Secured Note, due May 19, 2028	6,580	6,895
	6.44%, Amortizing Secured Note, due August 25, 2030	5,017	5,227
	6.46%, Amortizing Secured Note, due September 19, 2031	5,297	5,507
	4.22%, State Revolving Trust Note, due December 31, 2022	527	546
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,502	3,623
	3.49%, State Revolving Trust Note, due January 25, 2027	602	633
	4.03%, State Revolving Trust Note, due December 1, 2026	805	825
	4.00% to 5.00%, State Revolving Trust Note, due August 1, 2021	389	434
	0.00%, State Revolving Fund Note, due August 1, 2021	320	359
	3.64%, State Revolving Trust Note, due July 1, 2028	356	364
	3.64%, State Revolving Trust Note, due January 1, 2028	119	122
	3.45%, State Revolving Trust Note, due August 1, 2031	392	39
	6.59%, Amortizing Secured Note, due April 20, 2029	5,784	6,046
	7.05%, Amortizing Secured Note, due January 20, 2030	4,333	4,521
	5.69%, Amortizing Secured Note, due January 20, 2030	8,889	9,273
	3.75%, State Revolving Trust Note, due July 1, 2031	2,664	2,021
	3.75%, State Revolving Trust Note, due November 30, 2030	1,415	1,404
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	12,000	12,000
	5.25%, Series T, due October 1, 2023	6,500	6,500
	5.25%, Series V, due February 1, 2029	10,000	10,000
	5.35%, Series W, due February 1, 2038	23,000	23,000
	0.00%, Series X, due September 1, 2018	322	375
	4.25% to 4.63%, Series Y, due September 1, 2018	355	410
	0.00%, Series Z, due September 1, 2019	782	894
	5.25% to 5.75%, Series AA, due September 1, 2019	955	1,080
	0.00%, Series BB, due September 1, 2021	1,085	1,206
	4.00% to 5.00%, Series CC, due September 1, 2021	1,275	1,400
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	4,385	4,804
	3.00% to 5.50%, Series FF, due August 1, 2024	5,755	6,160
	0.00%, Series GG, due August 1, 2026	1,262	1,352
	4.00% to 5.00%, Series HH, due August 1, 2026	1,560	1,640
	0.00%, Series II, due August 1, 2024	1,059	1,150
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,490	1,560
	0.00%, Series KK, due August 1, 2028	1,434	1,526
	5.00% to 5.50%, Series LL, due August 1, 2028	1,570	1,635
	0.00%, Series MM, due August 1, 2030	1,801	1,901
	3.00% to 4.375%, Series NN, due August 1, 2030	1,910	1,985
	0.00%, Series OO, due August 1, 2031	2,860	—
	2.00% to 5.00%, Series PP, due August 1, 2031	915	—
	SUBTOTAL LONG-TERM DEBT	137,474	136,736
	Less: Current Portion of Long-term Debt	(5,064)	(4,569)
	TOTAL LONG-TERM DEBT	$132,410	$132,167

See Notes to Unaudited Condensed Consolidated Financial Statements. 4

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

The consolidated notes within the 2011 Annual Report on Form 10-K (the 2011 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded a ten-year operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for all billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA began operating the systems on July 1, 2012.

Investment in Ridgewood Green RME, LLC

Middlesex and NSU Ridgewood, LLC, a wholly-owned subsidiary of Natural Systems Utilities, LLC, formed a joint venture, Ridgewood Green RME, LLC, (Ridgewood Green), which entered into a 20-year public-private partnership with the Village of Ridgewood, New Jersey (Ridgewood) whereby Ridgewood Green will design, build, own and operate facilities to optimize the production of electricity at Ridgewood’s municipal wastewater treatment plant. Operation of the facilities is expected to begin in the first quarter of 2013.

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

Note 2 – Rate Matters

Middlesex - In September 2012, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

Index

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s base water rates. A base rate increase request of $11.3 million was filed in January 2012 to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment. The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $202.4 million based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

Pinelands - In August 2012, Pinelands Water and Pinelands Wastewater filed applications with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.1 million per year, respectively. These requests were made as a result of capital investments Pinelands Water and Pinelands Wastewater have made, or have committed to make, as well as increased operations and maintenance costs for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the first half of 2013.

Tidewater – In June 2012, the Delaware Public Service Commission (DEPSC) approved a $3.9 million increase in Tidewater’s base water rates. A base rate increase request of $6.9 million was filed in September 2011 to seek recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under PSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates will reflect the remaining $1.4 million and became effective June 19, 2012.

TESI – In June 2012, the DEPSC approved a $0.6 million increase in TESI’s base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 to seek recovery of increased operation and maintenance costs, as well as capital investment. Under PSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2012, there were 64,034 common shares (approximately $1.2 million) issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan). In May 2012, the Company granted and issued 5,768 shares of common stock (approximately $0.1 million) to the non-management directors under the plan.

Long-term Debt

In September 2012, Middlesex received approval from the NJBPU to redeem and refinance up to $60 million of First Mortgage Bonds (Bonds) issued through the New Jersey Economic Development Authority (NJEDA). The refinancing of five series of Bonds totaling $57.5 million is expected to be completed in the fourth quarter of 2012.

In May 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued Bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO Bonds is zero and the interest rate on the Series PP Bonds ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2031. Proceeds may only be used for the Middlesex 2012 RENEW Program, which is Middlesex’s program to clean and cement unlined mains in the Middlesex system.

Index

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of September 30, 2012, Tidewater has borrowed $2.7 million against this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of September 30, 2012, Southern Shores has borrowed $1.4 million against this loan.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to Bonds and SRF Notes is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds and SRF Notes in the table below are classified as Level 2 measurements. The carrying amount and fair market value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$88,275	$89,422	$86,577	$87,283
SRF Notes	$709	$712	$793	$799

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $48.5 million at September 30, 2012 and $49.3 million at December 31, 2011. Customer advances for construction have a carrying amount of $22.0 million and $21.9 million, respectively, at September 30, 2012 and December 31, 2011. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2012		2011
Basic:	Income	Shares	Income	Shares
Net Income	$6,138	15,741	$5,143	15,622
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$6,086	15,741	$5,091	15,622

Basic EPS	$0.39		$0.33

Diluted:
Earnings Applicable to Common Stock	$6,086	15,741	$5,091	15,622
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$6,124	16,004	$5,129	15,885

Diluted EPS	$0.38		$0.32

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2012		2011
Basic:	Income	Shares	Income	Shares
Net Income	$11,670	15,717	$11,398	15,599
Preferred Dividend	(155)		(155)
Earnings Applicable to Common Stock	$11,515	15,717	$11,243	15,599

Basic EPS	$0.73		$0.72

Diluted:
Earnings Applicable to Common Stock	$11,515	15,717	$11,243	15,599
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	42	96	42	96
Adjusted Earnings Applicable to Common Stock	$11,630	15,980	$11,358	15,862

Diluted EPS	$0.73		$0.72

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

Index

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Segments:	2012	2011	2012	2011
Revenues:
Regulated	$29,085	$26,262	$74,385	$70,935
Non – Regulated	3,441	2,605	9,288	8,220
Inter-segment Elimination	(173)	(196)	(373)	(386)
Consolidated Revenues	$32,353	$28,671	$83,300	$78,769

Operating Income:
Regulated	$10,417	$8,241	$20,798	$18,893
Non – Regulated	426	275	1,132	1,129
Consolidated Operating Income	$10,843	$8,516	$21,930	$20,022

Net Income:
Regulated	$5,926	$4,630	$11,070	$10,375
Non – Regulated	212	513	600	1,023
Consolidated Net Income	$6,138	$5,143	$11,670	$11,398

Capital Expenditures:
Regulated	$5,229	$6,389	$17,564	$17,245
Non – Regulated	83	219	322	402
Total Capital Expenditures	$5,312	$6,608	$17,886	$17,647

	As of September 30, 2012	As of December 31, 2011
Assets:
Regulated	$546,879	$539,947
Non – Regulated	11,321	10,325
Inter-segment Elimination	(10,150)	(12,736)
Consolidated Assets	$548,050	$537,536

Note 6 – Short-term Borrowings

As of September 30, 2012, the Company has established lines of credit aggregating $60.0 million. At September 30, 2012, the outstanding borrowings under these credit lines were $27.8 million at a weighted average interest rate of 1.41%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	($ In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average Daily Amounts Outstanding	$26,867	$21,995	$25,122	$19,629
Weighted Average Interest Rates	1.52%	1.32%	1.41%	1.50%

Index

The maturity dates for the $27.8 million outstanding as of September 30, 2012 are all in October 2012 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings under the lines of credit are below the prime rate with no requirement for compensating balances.

Note 7 – Commitments and Contingent Liabilities

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Treated	$772	$682	$2,266	$1,974
Untreated	663	672	1,791	1,794
Total Costs	$1,435	$1,354	$4,057	$3,768

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

Index

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For each of the three months ended September 30, 2012 and 2011, the Company made Pension Plan cash contributions of $1.8 million. For each of the nine months ended September 30, 2012 and 2011, the Company made Pension Plan cash contributions of $2.5 million. The Company expects to make additional Pension Plan cash contributions of approximately $1.0 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2012 and 2011, the Company made Other Benefits Plan cash contributions of $1.8 million and $1.5 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company made Other Benefits Plan cash contributions of $2.5 million and $2.0 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.0 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2012	2011	2012	2011

Service Cost	$550	$394	$446	$326
Interest Cost	604	566	467	401
Expected Return on Assets	(615)	(571)	(314)	(256)
Amortization of Unrecognized Losses	387	141	441	219
Amortization of Unrecognized Prior Service Cost	2	2	—	—
Amortization of Transition Obligation	—	—	33	33
Net Periodic Benefit Cost	$928	$532	$1,073	$723
11

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2012	2011	2012	2011

Service Cost	$1,649	$1,181	$1,338	$979
Interest Cost	1,812	1,696	1,401	1,203
Expected Return on Assets	(1,844)	(1,712)	(943)	(769)
Amortization of Unrecognized Losses	1,162	424	1,324	658
Amortization of Unrecognized Prior Service Cost	7	7	—	—
Amortization of Transition Obligation	—	—	101	101
Net Periodic Benefit Cost	$2,786	$1,596	$3,221	$2,172

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of growth opportunities and the risks involved in pursuing those opportunities;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation (PS&I) charges into viable projects; and
-	other factors discussed elsewhere in this quarterly report.

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

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs, which are serviced by HomeServe USA (HomeServe), a leading provider of home maintenance service programs. HomeServe has recently expanded its maintenance offerings under the program to include other household services. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. In February 2012, USA began to operate a wastewater treatment facility under contract at an industrial site in Southern New Jersey. In July 2012, USA began operating the water and sewer utilities and storm water system of the Borough of Avalon, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 36,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 4,700 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 2,200 residential retail customers. We expect our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

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

Recent Developments

Rate Matters

Middlesex – In September 2012, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to establish a Purchased Water Adjustment Clause and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s base water rates. A base rate increase request of $11.3 million was filed in January 2012 to seek recovery of increased costs of operations, chemicals and fuel, electricity, taxes, labor and benefits, decreases in industrial and commercial customer demand patterns, as well as capital investment. The new base water rates are designed to recover these increased costs, as well as a return on invested capital in rate base of $202.4 million based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

Pinelands - In August 2012, Pinelands Water and Pinelands Wastewater filed applications with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.1 million per year, respectively. These requests were made as a result of capital investments Pinelands Water and Pinelands Wastewater have made, or have committed to make, as well as increased operations and maintenance costs, for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the first half of 2013.

Tidewater – In June 2012, the Delaware Public Service Commission (DEPSC) approved a $3.9 million increase in Tidewater’s base water rates. A base rate increase request of $6.9 million was filed in September 2011 to seek recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under PSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates will reflect the remaining $1.4 million and became effective June 19, 2012.

TESI – In June 2012, the DEPSC approved a $0.6 million increase in TESI’s base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 to seek recovery of increased operation and maintenance costs, as well as capital investment. Under PSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Index

Long-Term Debt Refinancing

In September 2012, Middlesex received approval from the NJBPU to redeem and refinance up to $60 million of First Mortgage Bonds (Bonds) issued through the New Jersey Economic Development Authority. The refinancing of five series of Bonds totaling $57.5 million is expected to be completed in the fourth quarter of 2012.

Contract Awarded to USA

In March 2012, the Borough of Avalon, New Jersey (Avalon) awarded a ten-year operations and maintenance contract to USA for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for all billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA began operating the systems on July 1, 2012. The contract is expected to contribute less than $0.01 to annual earnings per share. The contract also provides for opportunities to earn additional revenues associated with supplemental work.

Investment in Ridgewood Green RME, LLC

Middlesex and NSU Ridgewood, LLC, a wholly-owned subsidiary of Natural Systems Utilities, LLC, formed a joint venture, Ridgewood Green RME, LLC, (Ridgewood Green), which entered into a 20-year public-private partnership with the Village of Ridgewood, New Jersey (Ridgewood) whereby Ridgewood Green will design, build, own and operate facilities to optimize the production of electricity at Ridgewood’s municipal wastewater treatment plant. Operation of the facilities is expected to begin in the first quarter of 2013.

Outlook

Revenues for 2012 and 2013 are expected to be favorably impacted from approved rate increases at Middlesex, Tidewater, TESI, Southern Shores and Twin Lakes. In addition, Pinelands Water and Pinelands Wastewater filed for base rate increases in the third quarter of 2012. Any decision on the Pinelands’ rate filings is expected in 2013.

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

Changes in certain actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return in 2011 on assets held in our retirement plan funds, resulted in a significant increase in our underfunded employee benefit plan obligation and will result in higher employee benefit plan expense and cash contributions in 2012.  The rate increases recently approved for Tidewater and Middlesex reflected the resulting increased employee benefit plan expenses.

As noted above, Middlesex plans to refinance $57.5 million of its Bonds. This refinancing is expected to result in lower annual interest costs.

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

Results of Operations – Three Months Ended September 30, 2012

	(In Thousands)
	Three Months Ended September 30,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$29,002	$3,351	$32,353	$26,119	$2,552	$28,671
Operations and maintenance expenses	12,792	2,808	15,600	12,492	2,175	14,667
Depreciation expense	2,586	43	2,629	2,386	35	2,421
Other taxes	3,207	74	3,281	3,000	67	3,067
Operating income	10,417	426	10,843	8,241	275	8,516

Other income, net	197	15	212	336	638	974
Interest expense	1,784	24	1,808	1,680	23	1,703
Income taxes	2,904	205	3,109	2,267	377	2,644
Net income	$5,926	$212	$6,138	$4,630	$513	$5,143

Operating Revenues

Operating revenues for the three months ended September 30, 2012 increased $3.7 million from the same period in 2011. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.9 million, primarily due to:
o	Sales to General Metered Service (GMS) customers increased by $1.4 million, primarily due to the July 2012 base water rate increase; and
o	Contract Sales to Municipalities increased by $0.5 million, primarily due to the July 2012 base water rate increase;
17

Index

•	Tidewater System revenues increased $1.0 million, primarily due to interim and final rate increases that went into effect in November 2011 and June 2012, respectively, and increased connection fees;
•	USA’s revenues increased $0.6 million, primarily due to revenues earned under our contracts to operate the Avalon water utility, sewer utility and storm water system and the Eagle Point Biological Wastewater Treatment Facility, both of which commenced in 2012;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	Revenues in Southern Shores, TESI and Twin Lakes collectively increased $0.1 million, primarily due to rate increases that went into effect in 2012; and
•	Operating revenues for all other categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2012 increased $0.9 million from the same period in 2011. This increase was primarily related to the following factors:

•	Employee benefit expenses increased $1.1 million, primarily due to changes in certain postretirement benefit plan actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Labor costs increased $0.1 million, primarily due to higher average labor rates and lower capitalized payroll partially offset by decreased headcount;
•	Costs associated with distribution system repairs decreased $0.1 million due to a lower number of main breaks in 2012; and
•	Operation and maintenance expenses for all other categories decreased $0.2 million.

Depreciation

Depreciation expense for the three months ended September 30, 2012 increased $0.2 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2012 increased $0.2 million from the same period in 2011, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Interest Charges

Interest charges for the three months ended September 30, 2012 increased $0.1 million from the same period in 2011, primarily due to higher average short and long term debt outstanding in the third quarter of 2012 as compared to the third quarter of 2011.

Other Income, net

Other Income, net for the three months ended September 30, 2012 decreased $0.8 million from the same period in 2011, primarily due to a gain of $0.6 million recognized in the third quarter of 2011 resulting from the sale of USA’s LineCare contracts to HomeServe.

Index

Income Taxes

Income taxes for the three months ended September 30, 2012 increased $0.5 million from the same period in 2011, due to increased operating income in 2012 as compared to 2011.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2012 increased $1.0 million from the same period in 2011. Basic and diluted earnings per share increased to $0.39 and $0.38, respectively, for the three months ended September 30, 2012, as compared to $0.33 and $0.32, respectively, for the three months ended September 30, 2011.

Results of Operations – Nine Months Ended September 30, 2012

	(In Thousands)
	Nine Months Ended September 30,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$74,232	$9,068	$83,300	$70,708	$8,061	$78,769
Operations and maintenance expenses	37,155	7,585	44,740	36,139	6,621	42,760
Depreciation expense	7,639	120	7,759	7,141	109	7,250
Other taxes	8,640	231	8,871	8,535	202	8,737
Operating income	20,798	1,132	21,930	18,893	1,129	20,022

Other income, net	573	78	651	811	753	1,564
Interest expense	4,870	71	4,941	4,557	74	4,631
Income taxes	5,431	539	5,970	4,772	785	5,557
Net income	$11,070	$600	$11,670	$10,375	$1,023	$11,398

Operating Revenues

Operating revenues for the nine months ended September 30, 2012 increased $4.5 million from the same period in 2011. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.1 million, primarily due to:
o	Sales to GMS customers increased by $1.0 million, primarily due to the July 2012 base water rate increase; and
o	Contract Sales to Municipalities increased by $0.1 million, primarily due to the July 2012 base water rate increase partially offset by lower customer demand for water;
•	Tidewater System revenues increased $2.1 million, primarily due to interim and final rate increases that went into effect in November 2011 and June 2012, respectively and increased connection fees;
•	USA’s revenues increased $0.8 million, primarily due to revenues earned under our contracts to operate the Avalon water utility, sewer utility and storm water system and the Eagle Point Biological Wastewater Treatment Facility, both of which commenced in 2012;
•	USA-PA’s revenues increased $0.4 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
19

Index

•	Revenues in Southern Shores, TESI and Twin Lakes collectively increased $0.4 million, primarily due to rate increases that went into effect in 2012; and
•	Revenues from all other subsidiaries decreased $0.3 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2012 increased $2.0 million from the same period in 2011. This increase was primarily related to the following factors:

•	Employee benefit expenses increased $1.7 million, primarily due to changes in certain postretirement benefit plan actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Labor costs increased $0.1 million, primarily due to higher average labor rates partially offset by higher capitalized payroll, less overtime expended on main breaks and decreased headcount;
•	Reserves for bad debts increased $0.1 million;
•	Costs associated with distribution system repairs decreased $0.2 million, due to more favorable weather conditions, which led to below average number of main breaks in 2012;
•	Operation and maintenance expenses for all other categories increased $0.3 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2012 increased $0.5 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2012 increased $0.1 million from the same period in 2011, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Interest Charges

Interest charges for the nine months ended September 30, 2012 increased $0.3 million from the same period in 2011, primarily due to higher average short and long term debt outstanding in 2012 as compared to 2011.

Other Income, net

Other Income, net for the nine months ended September 30, 2012 decreased $0.9 million from the same period in 2011, primarily due to a gain of $0.6 million recognized in the third quarter of 2011 resulting from the sale of USA’s LineCare contracts to HomeServe and lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances.

Income Taxes

Income taxes for the nine months ended September 30, 2012 increased $0.4 million from the same period in 2011, due to increased operating income in 2012 as compared to 2011.

Index

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2012 increased $0.3 million from the same period in 2011. Basic and diluted earnings per share increased to $0.73 for the nine months ended September 30, 2012 as compared to $0.72 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2012, cash flows from operating activities increased $4.1 million to $21.2 million. Decreased operations and developer contracts receivable and timing of certain income tax payments were the primary reason for the increase in cash flow. The $21.2 million of net cash flow from operations enabled us to fund 100.0% of our utility plant expenditures internally for the period.

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

The capital investment program for 2012 is currently estimated to be $21.8 million.  Through September 30, 2012, we have expended $17.9 million and expect to incur approximately $3.9 million for capital projects for the remainder of 2012.

We currently project that we may expend approximately $34.0 million for capital projects in 2013 and 2014. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2012, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $2.6 million and $0.9 million, respectively). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of September 30, 2012, the outstanding borrowings under these credit lines were $27.8 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our Bonds, which have final maturity dates ranging from 2018 to 2038. Over the next twelve months, approximately $5.1 million of the current portion of 35 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Date: October 26, 2012

