Form 10-K
period 2012-12-31
MIDDLESEX WATER CO
filed 2013-03-07
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was $298,875,149 based on the closing market price of $18.58 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 5, 2013:

Common Stock, No par Value 15,815,595 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2013, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2012 fiscal year, is incorporated by reference into Part III.

MIDDLESEX WATER COMPANY

FORM 10-K

Index

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Middlesex Water Company (the “Company”) intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-	statements as to the Company’s expected liquidity needs during the upcoming fiscal year and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected customer rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to financial projections;
-	statements as to the expected amount of cash contributions to fund the Company’s retirement benefit plans, anticipated discount rates and rates of return on plan assets;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 60,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Boroughs of Highland Park and Sayreville and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 61% of our 2012 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 146 square miles with a population of approximately 300,000. Contract sales to Edison, Sayreville, Old Bridge, Marlboro and Rahway are supplemental to the existing water systems of these customers. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro, Old Bridge and Sayreville.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2012 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 37,000 retail customers for domestic, commercial and fire protection purposes in over 300 separate community water systems in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates water and wastewater systems under contract for approximately 4,600 residential customers. White Marsh also owns the office buildings that Tidewater uses as its central business office campus. The Tidewater System produced approximately 26% of our 2012 consolidated operating revenues.

Index

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,000 homes and businesses, most of which are served by both the water and wastewater systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2012 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2012 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2012 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts.

On July 1, 2012, USA began service to the Borough of Avalon, New Jersey (Avalon) under a ten-year operations and maintenance contract for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA produced approximately 2% of our 2012 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 2,400 residential retail customers in Kent and Sussex Counties, Delaware. TESI produced approximately 1% of our 2012 consolidated operating revenues.

Twin Lakes System

Twin Lakes provides water services to approximately 110 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2012 consolidated operating revenues.

Index

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars) Years Ended December 31,
	2012	2011	2010
Operating Revenues	$110,379	$102,069	$102,735
Operating Income	$27,647	$24,201	$26,597
Net Income	$14,396	$13,447	$14,330

Operating revenues were earned from the following sources:

	2012	2011	2010

Residential	46.1%	46.0%	45.5%
Commercial	9.8	10.0	9.7
Industrial	8.8	9.2	8.7
Fire Protection	9.5	10.1	9.7
Contract Sales	13.0	13.1	14.6
Contract Operations	11.1	10.0	9.7
Other	1.7	1.6	2.1
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 15.8 billion gallons in 2012, obtains water from surface sources and wells, or groundwater sources. In 2012, surface sources of water provided approximately 74% of the Middlesex System’s water supply, groundwater sources provided approximately 19% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Index

Tidewater System

Our Tidewater System produced approximately 1.9 billion gallons in 2012 from 158 wells. In 2012, no new wells were placed into service and we retired 1 well for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater will submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. The Tidewater System does not have a central treatment facility but has several regional, as well as several smaller independent, treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands System

Water supply to our Pinelands System is derived from four wells which produced approximately 162.6 million gallons in 2012. The pumping capacity of the four wells is 2.2 million gallons per day.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 111.2 million gallons in 2012.

Bayview System

Water supply to Bayview customers is derived from two wells, which delivered approximately 16.3 million gallons in 2012.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Kent and Sussex Counties, Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.6 mgd. The TESI System treated approximately 78.3 million gallons in 2012.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from two wells, which delivered approximately 23.9 million gallons in 2012.

Employees

As of December 31, 2012, we had a total of 279 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Our USA, USA-PA and White Marsh subsidiaries are not regulated public utilities. However they are subject to environmental regulation with respect to water and wastewater effluent quality to the extent such services are provided.

We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):

•	United States Environmental Protection Agency (EPA)
•	New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey
•	Delaware Department of Natural Resources and Environmental Control, the Delaware Department of Health and Social Services-Division of Public Health (DEDPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware
•	Pennsylvania Department of Environmental Protection (PADEP) with respect to operations in Pennsylvania

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

Middlesex Rate Matters

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits, and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant. The new base rates are designed to generate sufficient revenue to recover these increased costs and offset the lower customer demands, as well as provide a return on invested capital in rate base of $202.4 million, based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

In November 2012, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2013 to recover costs for qualifying projects that are placed in service in the six-month post approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenues allowed to be recovered under the approved Foundational Filing is $1.4 million.

Index

In September 2012, Middlesex filed an application with the NJBPU seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater Rate Matters

In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under DEPSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates reflect the remaining $1.4 million and became effective June 19, 2012.

Effective January 1, 2013, Tidewater implemented a DEPSC approved $0.1 million DSIC rate increase.

TESI Rate Matters

In November 2012, TESI filed an application with the DEPSC seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. The purchase, and subsequent operation, of the Plantation’s wastewater system is contingent, among other things, upon the DEPSC’s approval of both applications. We cannot predict whether the DEPSC will ultimately approve or deny the purchase and base rate increase. A decision by the DEPSC is not expected until the third quarter of 2013.

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment. Under DEPSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Pinelands Rate Matters

In August 2012, Pinelands Water and Pinelands Wastewater filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.1 million per year, respectively. These requests were made as a result of capital investments as well as increased operations and maintenance costs for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the second quarter of 2013.

Southern Shores Rate Matters

Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Index

Twin Lakes Rate Matters

The PAPUC approved a $0.1 million, three-year phased-in base rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Future Rate Filings

Both Middlesex and Tidewater believe it will be necessary to file for an increase in their base rates in 2013. Once filed, there can be no assurances that the Utility Commissions will approve the anticipated rate increase requests in whole or in part. In addition, the timing of approval of these rate requests is presently not known.

Water and Wastewater Quality and Environmental Regulations

Government environmental regulatory agencies regulate our operations in New Jersey, Delaware and Pennsylvania with respect to water supply, treatment and distribution systems and the quality of the water.  They also regulate our operations with respect to wastewater collection, treatment and disposal.

Regulations relating to water quality require us to perform tests to ensure our water meets state and federal quality requirements. In addition, government environmental regulatory agencies continuously review current regulations governing the limits of certain organic compounds found in the water as byproducts of the treatment process. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in water. The cost to water companies of complying with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to treat the water to the required standards. We regularly test our water to determine compliance with existing government environmental regulatory agencies’ primary water quality standards.

Treatment of well water in our Middlesex System is by chlorination for primary disinfection purposes. In addition, at certain locations, air stripping is used for removal of volatile organic compounds.

Surface water treatment in our Middlesex System is by conventional treatment; coagulation, sedimentation and filtration. The treatment process includes pH adjustment, chlorination for disinfection, and corrosion control for the distribution system.

Treatment of well water in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal.

Treatment of well water in the Pinelands, Bayview and Twin Lakes Systems (primary disinfection only) is performed at individual well sites.

The NJDEP, DEDPH and PADEP monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other applicable regulations include the Federal Lead and Copper Rule, the Federal Surface Water Treatment Rule and the Federal Total Coliform Rule and regulations for maximum contaminant levels established for various volatile organic compounds.

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

Index

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	54	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	54	Vice President and Chief Financial Officer
Richard M. Risoldi	56	Vice President-Operations and Chief Operating Officer
Kenneth J. Quinn	65	Vice President-General Counsel, Secretary and Treasurer
Bernadette M. Sohler	52	Vice President-Corporate Affairs
Lorrie B. Ginegaw	38	Vice President–Human Resources
Gerard L. Esposito	61	President, Tidewater Utilities, Inc.

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

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was elected Vice President and Chief Financial Officer in 1996. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater, TESI, USA, and White Marsh. He is Vice President, Treasurer and a Director of USA-PA, Pinelands Water and Pinelands Wastewater. He is also Vice President, Treasurer and a Director of Twin Lakes.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production, responsible for the operation and maintenance of the Company’s treatment and pumping facilities. He was appointed Assistant Vice President of Operations in 2003. He was elected Vice President-Subsidiary Operations in May 2004, responsible for regulated and unregulated subsidiary operations and business development. In January 2010, he became Vice President – Operations and Chief Operating Officer. He is a Director of Tidewater, TESI and White Marsh. He also serves as Director and President of Pinelands Water, Pinelands Wastewater, USA, USA-PA and Twin Lakes.

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

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007 with responsibilities for corporate, investor and employee communications, media and government relations, marketing, community affairs and corporate philanthropic activities. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on several non-profit Boards including the National Association of Water Companies and is the Chair of the New Jersey Utilities Association’s Communications Committee.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was appointed Vice President-Human Resources. Ms. Ginegaw is responsible for all Human Resources throughout the Company. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. She is the Chair of the New Jersey Utilities Association’s Human Resources Committee and a member of the Middlesex County Workforce Investment Board.

Index

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

Index

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend approximately $73.0 million for capital projects through 2015. We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

We rely on our information technology systems to help manage our operations.

Our information technology systems require periodic modifications, upgrades and or replacement which subject us to costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss and internet, telecommunications or data network failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data or delay or prevent operations and adversely affect our financial results.

There have been an increasing number of cyber security incidents on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  Although we do not believe that our systems are at a materially greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other normal management functions. Possible impacts associated with a cyber security incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

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

Index

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

USA-PA operates and maintains the water and wastewater systems of Perth Amboy under a 20-year contract expiring in 2018. This contract does not protect us against incurring costs in excess of revenues we earn pursuant to the contract. There can be no absolute assurance that we will not experience losses resulting from this contract. Losses under this contract, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

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

Index

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

Tidewater System

The Tidewater System is comprised of 83 production plants that vary in pumping capacity from 46,000 gallons per day to 1.0 mgd. Water is transported to our customers through 632 miles of transmission and distribution mains. Storage facilities include 48 tanks, with an aggregate capacity of 5.5 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of one building totaling approximately 5,300 square feet.

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

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.6 mgd. TESI’s wastewater collection system is comprised of approximately 36.9miles of sewer lines.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2012, there were 1,879 holders of record.

2012	High	Low	Dividend

Fourth Quarter	$19.59	$17.48	$0.1875
Third Quarter	$19.64	$18.40	$0.1850
Second Quarter	$19.00	$18.00	$0.1850
First Quarter	$19.60	$18.04	$0.1850

2011	High	Low	Dividend

Fourth Quarter	$19.44	$16.51	$0.1850
Third Quarter	$19.19	$16.54	$0.1825
Second Quarter	$19.29	$17.77	$0.1825
First Quarter	$19.31	$17.35	$0.1825

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

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.6 million through the issuance of 0.1 million shares under the DRP during 2012.

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

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2012, 5,768 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 87,429 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2007. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex. The peer group has been modified to remove the following entities: Pennichuck Corp. (acquired); American Water Works, Inc. and Aqua America Inc. (substantial market capitalization). The remaining peer group members are more representative of similar size regulated water utilities.

	December 31,
	2007	2008	2009	2010	2011	2012
Middlesex Water Company	100.00	94.60	101.41	110.07	116.44	127.02
Dow Jones Wilshire 5000	100.00	62.77	80.53	94.35	95.27	110.57
Peer Group	100.00	100.60	96.16	104.83	106.18	124.50

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2012	2011	2010	2009	2008
Operating Revenues	$110,379	$102,069	$102,735	$91,243	$91,038
Operating Expenses:
Operations and Maintenance	60,458	56,634	55,481	52,348	48,929
Depreciation	10,409	9,746	9,244	8,559	7,922
Other Taxes	11,865	11,488	11,413	10,175	10,168
Total Operating Expenses	82,732	77,868	76,138	71,082	67,019
Operating Income	27,647	24,201	26,597	20,161	24,019
Other Income, Net	857	2,149	1,444	1,726	1,302
Interest Charges	6,725	6,376	6,925	6,750	7,057
Income Taxes	7,383	6,527	6,786	5,160	6,056
Net Income	14,396	13,447	14,330	9,977	12,208
Preferred Stock Dividend	206	206	207	208	218
Earnings Applicable to Common Stock	$14,190	$13,241	$14,123	$9,769	$11,990
Earnings per Share:
Basic	$0.90	$0.85	$0.96	$0.73	$0.90
Diluted	$0.90	$0.84	$0.96	$0.72	$0.89
Average Shares Outstanding:
Basic	15,733	15,615	14,654	13,454	13,317
Diluted	15,995	15,877	14,916	13,716	13,615
Dividends Declared and Paid	$0.743	$0.733	$0.723	$0.713	$0.703
Total Assets	$561,726	$537,536	$489,185	$458,086	$440,000
Convertible Preferred Stock	$2,273	$2,273	$2,273	$2,273	$2,273
Long-term Debt	$131,467	$132,167	$133,844	$124,910	$118,217

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management’s Overview

Operations

Middlesex Water Company (Middlesex) has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate two New Jersey municipal water and wastewater systems under contract and provide regulated wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated utilities.

Index

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 300,000. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that is constructing, and will own and operate, facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities (full operation of the facilities is expected to begin in the second quarter of 2013). In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. On July 1, 2012, USA began service to the Borough of Avalon, New Jersey (Avalon) under a ten-year operations and maintenance contract for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 37,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,600 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 2,400 residential retail customers in Kent and Sussex Counties, Delaware. We expect the growth of our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 100 retail customers in the Township of Shohola, Pike County, Pennsylvania.

The majority of our revenue is generated from retail customers in our regulated franchise areas and contract water services to municipalities adjacent to our regulated franchise areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by Tidewater and are recognized in revenue as the service is provided.

Recent Developments

Superstorm Sandy - During the last week of October 2012, our businesses, primarily in New Jersey, were impacted by Superstorm Sandy. The most significant impact was widespread power outages caused by the storm’s heavy winds and rain. Because all of our critical water and wastewater facilities are equipped with emergency power generators, we were able to maintain service to our customers during the storm, as well as in its aftermath. The storm did not have a material adverse impact on our results of operations, financial position or cash flows. Claims for damages and any associated losses have been submitted to our insurance carriers. We anticipate that claims which may not be covered by insurance are recoverable through the regulatory rate setting process.

Index

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

Rates

Middlesex - In July 2012, the New Jersey Board of Public Utilities (NJBPU) approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant. The new base rates are designed to generate sufficient revenue to recover these increased costs and offset the lower customer demands, as well as provide a return on invested capital in rate base of $202.4 million, based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

In November 2012, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2013 to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenues allowed to be recovered under the approved Foundational Filing is $1.4 million.

In September 2012, Middlesex filed an application with the NJBPU seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater – In June 2012, the Delaware Public Service Commission (DEPSC) approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under DEPSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates reflect the remaining $1.4 million and became effective June 19, 2012.

Effective January 1, 2013, Tidewater implemented a DEPSC approved $0.1 million DSIC rate increase.

TESI – In November 2012, TESI filed an application with the DEPSC seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. The purchase, and subsequent operation, of the Plantation’s wastewater system is contingent, among other things, upon the DEPSC’s approval of both applications. We cannot predict whether the DEPSC will ultimately approve or deny the purchase and base rate increase. A decision by the DEPSC is not expected until the third quarter of 2013.

Index

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment. Under DEPSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Pinelands – In August 2012, Pinelands Water and Pinelands Wastewater filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.1 million per year, respectively. These requests were made as a result of capital investments as well as increased operations and maintenance costs for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the second quarter of 2013.

Southern Shores – Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The Pennsylvania Public Utilities Commission approved a $0.1 million, three-year phased-in base rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Outlook

Revenues for 2013 are expected to be favorably impacted by the full year effect of approved 2012 base rate increases for Middlesex, Tidewater, TESI, Southern Shores and Twin Lakes. The Pinelands Water and Pinelands Wastewater base rate increase requests should also contribute to additional revenues in 2013 as well as the Tidewater DSIC and the Middlesex PWAC and DSIC. Both Middlesex and Tidewater believe it will be necessary to file for an increase in their base rates in 2013. The rate increases that Pinelands Water, Pinelands Wastewater, Tidewater and Middlesex filed, or expect to file, have not yet been approved by each company’s respective utility commission. There can be no assurances that the requested rate increases will be approved in whole or in part or when the final decisions will be rendered.

Middlesex has received notification from the Borough of Sayreville, New Jersey (Sayreville), one of Middlesex's wholesale contract customers, that Sayreville will not be renewing its contract for the purchase of water from Middlesex. In accordance with the terms, this contract will remain in effect through August 12, 2013. Middlesex is exploring options with Sayreville for its ongoing emergency water supply requirements. Gross operating revenues from water sales to Sayreville amounted to $1.9 million in 2012. In addition, Hess Corporation (Hess), Middlesex's largest retail water customer, has announced it intends to cease its oil refining operations at its Port Reading, New Jersey facility as early as of the end of February 2013. Revenues from Hess amounted to $2.6 million in 2012. Revenue reductions from either of these customers may accelerate the need for Middlesex to file a base rate increase Petition with the NJBPU.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s March 2010 and July 2012 rate increases.

Index

Revenues and earnings are influenced by weather. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continue to implement plans to streamline operations and reduce operating costs.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of preliminary survey and investigation (PS&I) costs that will not be currently recoverable in rates. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

Improved performance in 2012 on our investment of retirement plan funds, partially offset by a lower discount rate, is expected to result in lower employee benefit plan expense and cash contributions in 2013.  See Note 7 of the Notes to Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 89%, 90% and 90% of total revenues, and approximately 93%, 91% and 92% of net income for the years ended December 31, 2012, 2011 and 2010, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations in 2012 Compared to 2011

		(Millions of Dollars)
		Years ended December 31,
	2012			2011
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$97.8	$12.6	$110.4	$91.5	$10.6	$102.1
Operations and maintenance	50.1	10.4	60.5	47.8	8.8	56.6
Depreciation	10.2	0.2	10.4	9.7	0.1	9.8
Other taxes	11.6	0.3	11.9	11.2	0.3	11.5
Operating income	$25.9	$1.7	$27.6	$22.8	$1.4	$24.2

Other income, net	0.8	0.1	0.9	1.2	0.9	2.1
Interest expense	6.6	0.1	6.7	6.3	0.1	6.4
Income taxes	6.6	0.8	7.4	5.5	1.0	6.5
Net income	$13.5	$0.9	$14.4	$12.2	$1.2	$13.4

Index

Operating Revenues

Operating revenues for the year ended December 31, 2012 increased $8.3 million from the same period in 2011. This increase was attributable to the following factors:

•	Middlesex System revenues increased $2.7 million, primarily due to:
o	Sales to general meter service customers increased by $2.1 million, primarily due to the July 2012 base water rate increase; and
o	Contract Sales to Municipalities increased by $0.6 million, primarily due to the July 2012 base water rate;
•	Tidewater System revenues increased $3.3 million, primarily due to interim and final rate increases that went into effect in November 2011 and June 2012, respectively, and increased connection fees;
•	USA’s revenues increased $1.5 million, primarily due to revenues earned under contracts to operate the Avalon water utility, sewer utility and storm water systems and the Sunoco Eagle Point Biological Wastewater Treatment Facility, both of which commenced in 2012;
•	USA-PA’s revenues increased $0.6 million, primarily from scheduled increases in the fixed fees paid under contract with Perth Amboy;
•	Revenues in Southern Shores, TESI and Twin Lakes collectively increased $0.3 million, primarily due to rate increases that went into effect in 2012; and
•	Revenues from all other subsidiaries decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2012 increased $3.8 million from the same period in 2011. This increase was related to the following factors:

•	Employee benefit expenses increased $2.6 million due to changes in certain postretirement benefit plan actuarial assumptions, including a lower discount rate and revised plan participant mortality factors, as well as a lower actual return on assets held in our retirement plan funds;
•	Labor costs increased $0.6 million due to higher average labor rates, additional personnel hired for USA’s new contract operations serving Avalon and the Sunoco Eagle Point Biological Wastewater Treatment Facility and lower capitalized payroll. These increases were partially offset by a reduction of employee positions in our Delaware workforce and less overtime expended on emergency repairs;
•	Expenditures for start-up activities and billable additional services under USA’s new contract operations serving Avalon and the Sunoco Eagle Point Biological Wastewater Treatment Facility resulted in a $0.5 million increase; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2012 increased $0.7 million from the same period in 2011 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2012 increased $0.4 million from the same period in 2011, primarily due to increased revenue related taxes on higher revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2012 decreased $1.3 million from the same period in 2011, primarily due to a gain of $0.7 million recognized in the third quarter of 2011 resulting from the sale of USA’s LineCare contracts to HomeServe and lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances.

Index

Interest Charges

Interest charges for the year ended December 31, 2012 increased $0.3 million from the same period in 2011, primarily due to higher average short and long term debt outstanding in 2012 as compared to 2011.

Income Taxes

Income taxes for the year ended December 31, 2012 increased $0.9 million from the same period in 2011, due to increased operating income in 2012 as compared to 2011.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2012 increased $0.9 million from the same period in 2011. Basic and diluted earnings per share increased to $0.90 for the year ended December 31, 2012 as compared to $0.85 and $0.84, respectively for the year ended December 31, 2011.

Results of Operations in 2011 Compared to 2010

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

Operating Revenues

Operating revenues for the year ended December 31, 2011 decreased $0.6 million from the same period in 2010. This decrease was primarily related to the following factors:

•	Middlesex System revenues decreased $0.3 million, primarily due to the following:
o	Lower consumption by our residential and contract customers resulting from cooler temperatures and higher precipitation during the summer of 2011 as compared to 2010;
o	Decreased contract sales due to the ending of a temporary contract to supply water to the City of Perth Amboy in 2010; offset by
o	Increased sales to industrial customers;
•	Tidewater System revenues decreased $0.4 million, primarily due to the following:
o	Lower consumption attributable to similar unfavorable weather patterns experienced in the Middlesex System in 2011 as compared to 2010;
o	Lower connection fees resulting from a depressed housing market; offset by
o	Increased fixed service charges for new customers;
25

Index
•	White Marsh’s revenues decreased $0.2 million primarily due to the expiration of a wastewater operations contract in August 2011;
•	With the transfer of USA’s LineCare contracts to HomeServe, USA’s revenues decreased $0.2 million. USA now earns a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts;
•	Scheduled increases in the fixed fees paid under contract with Perth Amboy increased USA-PA’s revenues by $0.4 million; and
•	Southern Shores revenues increased $0.1 million due to the implementation of a June 2011 rate increase.

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

Index

Net Income and Earnings Per Share

Net income for the year ended December 31, 2011 decreased $0.9 million from the same period in 2010. Basic and diluted earnings per share decreased to $0.85 and $0.84, respectively, for the year ended December 31, 2011 as compared to $0.96 for the year ended December 31, 2010. In addition to the effect of the decrease in net income, earnings per share also decreased from a higher number of average shares outstanding in 2011 due to the Company’s public offering of 1.9 million shares of common stock in June 2010.

Liquidity and Capital Resources

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2012, cash flows from operating activities increased $6.7 million to $29.6 million. Increased earnings, lower receivables and timing of certain income tax payments were the primary reasons for the increase in cash flow. The $29.6 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

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

Increases in certain operating costs impact our liquidity and capital resources. Pinelands Water and Pinelands Wastewater both filed for rate increases during the third quarter of 2012. Both Middlesex and Tidewater anticipate filing for a rate increase in 2013. There can be no assurances however, that the respective Utility Commissions will approve the pending or anticipated rate increase requests in whole or in part or when the decisions will be rendered. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our dividend reinvestment program (DRP) and offerings to the public.

The table below summarizes our estimated capital expenditures for the years 2013-2015.

	(Millions)
	2013	2014	2015	2013-2015
Distribution System	14.3	11.7	14.7	$40.7
Production System	5.5	8.8	11.7	26.0
Computer Systems	1.7	0.8	1.0	3.5
Other	1.2	0.8	0.8	2.8
Total Estimated Capital Expenditures	$22.7	$22.1	$28.2	$73.0

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution System-Projects associated with installation and relocation of water mains and service lines, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program, which is our initiative to clean and cement all unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to annually spend $4.0 million in 2013, 2014 and 2015.
•	Production System-Projects associated with our water production and water treatment plants.
27

Index
•	Computer Systems-Purchase of hardware and software.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security requirements and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2013, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the DRP;
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $1.5 million) and Delaware SRF loans (currently, $0.7 million) and, once the loan transaction is complete, proceeds from the 2013 New Jersey SRF program. SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2012, we had $28.0 million outstanding against the lines of credit.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million throughout 2012. At December 31, 2012, the outstanding borrowings under these credit lines were $28.0 million at a weighted average interest rate of 1.40%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $25.5 million and $20.7 million at 1.43% and 1.44% for the years ended December 31, 2012 and 2011, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically finances capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the New Jersey SRF loan program during 2012 and expect to participate in the 2013 New Jersey SRF program for up $4.0 million, with an expected closing date in May 2013.

In November 2012, Middlesex completed the transaction for the redemption and refinance of $57.5 million of First Mortgage Bonds (Bonds).  The Bonds were originally issued in five separate transactions or series under the loan program of the New Jersey Economic Development Authority (NJEDA) and were replaced with three new series of Bonds designated as Series QQ, RR and SS totaling $55.4 million issued through the NJEDA, net of a $2.2 million issuance premium. The restricted proceeds of the new Bonds were used to redeem $51.5 million of the original Bonds in December 2012 and $6.0 million of the original Bonds in January 2013. The NJEDA does not guarantee the debt. The tax-exempt nature of the interest paid to bondholders remains in place.  The transaction was designed to extend the maturity date and reduce the interest cost for the underlying debt.  Annual debt service expenses are expected to decline by approximately $0.9 million.

In May 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF loan program and issued Bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO Bonds is zero and the interest rate on the Series PP Bonds ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2031. Proceeds may only be used for the Middlesex 2012 RENEW Program.

In December 2010, Middlesex issued $4.0 million of first mortgage bonds through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF program. The Company closed on the first mortgage bonds designated as Series MM and NN in December 2010. Proceeds may only be used for the Middlesex 2011 RENEW Program.

Index

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of December 31, 2012, Tidewater has borrowed $2.7 million against this loan and does not anticipate any future borrowings under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of December 31, 2012, Southern Shores has borrowed $1.4 million against this loan and does not anticipate any future borrowings under this loan.

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

The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.6 million through the issuance of 0.1 million shares under the DRP during 2012.

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

The table below presents our known contractual obligations for the periods specified as of December 31, 2012.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt*	$140.4	$11.1	$10.5	$10.9	$107.9
Notes Payable	28.0	28.0	—	—	—
Interest on Long-term Debt	90.3	5.4	10.9	10.0	64.0
Purchased Water Contracts	36.2	5.4	10.9	5.4	14.5
Wastewater Operations	31.9	5.0	10.4	11.0	5.5
Total	$326.8	$54.9	$42.7	$37.3	$191.9

*Does not include Premium on Long-term Debt

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2012, the Company contributed $7.6 million to its postretirement benefit plans and expects to contribute a similar amount in 2013.

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for approximately 89% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

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

Revenues

Revenues from metered customers include amounts billed on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which may include historical consumption usage, current weather patterns and economic conditions. Differences between estimated revenues and actual billings are recorded in a subsequent period.

Revenues from unmetered customers are billed at a fixed tariff rate in advance at the beginning of each service period and are recognized in revenue ratably over the service period.

Revenues from the Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors, are recorded upon approval of the amount by Perth Amboy. The variable fees are not a material component of the management contract.

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

We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all currently active employees who were hired prior to March 31, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers.

Index

The Company has a postretirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in the Other Benefits Plan. Coverage includes healthcare and life insurance.

The allocation by asset category of postretirement benefit plan assets at December 31, 2012 and 2011 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2012	2011	2012	2011	Target	Range
Equity Securities	60.9%	61.6%	40.3%	37.0%	60%	30-65%
Debt Securities	32.9%	31.3%	53.0%	57.8%	38%	25-70%
Cash	6.0%	6.9%	5.9%	4.6%	2%	0-10%
Commodities	0.2%	0.2%	0.8%	0.6%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2012 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	3.99%	3.99%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2012 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2013 with a decline of 1.0% per year for 2014-2016 and 0.5% per year for 2017-2018, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2018.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(9,140)	$(864)
Discount Rate 1% Decrease	11,662	1,059

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,389)	$(869)
Discount Rate 1% Decrease	10,997	1,103
Healthcare Cost Trend Rate 1% Increase	9,560	1,450
Healthcare Cost Trend Rate 1% Decrease	(7,477)	(1,120)

Index

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

Recent Accounting Standards

See Note 1(q) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

ITE M 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $11.1 million of the current portion of 37 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Our risks associated with commodity price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

We are exposed to credit risk through for both our Regulated and Non-Regulated business segments. Our Regulated operations serve residential, commercial, industrial and municipal customers while our Non-Regulated operations engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

The Company's postretirement benefit plan assets are exposed to the market prices of debt and equity securities. Changes to the Company's postretirement benefit plan assets’ value can impact the Company's postretirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover postretirement benefit plan costs through rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania

March 7, 2013

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED  BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2012	2011
UTILITY PLANT:	Water Production	$129,840	$127,827
	Transmission and Distribution	343,074	326,629
	General	54,830	47,519
	Construction Work in Progress	7,834	12,575
	TOTAL	535,578	514,550
	Less Accumulated Depreciation	100,360	92,351
	UTILITY PLANT - NET	435,218	422,199

CURRENT ASSETS:	Cash and Cash Equivalents	3,025	3,106
	Accounts Receivable, net	12,447	11,280
	Unbilled Revenues	5,483	4,842
	Materials and Supplies (at average cost)	1,403	2,023
	Prepayments	2,255	1,622
	TOTAL CURRENT ASSETS	24,613	22,873

DEFERRED CHARGES	Unamortized Debt Expense	3,606	2,611
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,117	5,179
	Regulatory Assets	72,831	67,302
	Operations Contracts, Developer and Other Receivables	1,692	5,300
	Restricted Cash	9,019	3,260
	Non-utility Assets - Net	9,182	8,182
	Other	448	630
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	101,895	92,464
	TOTAL ASSETS	$561,726	$537,536

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$143,572	$141,432
	Retained Earnings	38,060	35,549
	TOTAL COMMON EQUITY	181,632	176,981
	Preferred Stock	3,353	3,353
	Long-term Debt	131,467	132,167
	TOTAL CAPITALIZATION	316,452	312,501

CURRENT	Current Portion of Long-term Debt	11,130	4,569
LIABILITIES:	Notes Payable	27,950	24,250
	Accounts Payable	3,808	5,706
	Accrued Taxes	9,266	7,847
	Accrued Interest	955	1,628
	Unearned Revenues and Advanced Service Fees	756	734
	Other	2,067	1,953
	TOTAL CURRENT LIABILITIES	55,932	46,687

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,990	21,944
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,068	1,146
	Accumulated Deferred Income Taxes	41,776	37,022
	Employee Benefit Plans	54,768	51,006
	Regulatory Liability - Cost of Utility Plant Removal	8,811	8,029
	Other	973	995
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	129,386	120,142

CONTRIBUTIONS IN AID OF CONSTRUCTION		59,956	58,206
	TOTAL CAPITALIZATION AND LIABILITIES	$561,726	$537,536

See Notes to Consolidated Financial Statements. 35

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Operating Revenues	$110,379	$102,069	$102,735

Operating Expenses:
Operations and Maintenance	60,458	56,634	55,481
Depreciation	10,409	9,746	9,244
Other Taxes	11,865	11,488	11,413

Total Operating Expenses	82,732	77,868	76,138

Operating Income	27,647	24,201	26,597

Other Income (Expense):
Allowance for Funds Used During Construction	484	821	970
Other Income	517	1,523	912
Other Expense	(144)	(195)	(438)

Total Other Income, net	857	2,149	1,444

Interest Charges	6,725	6,376	6,925

Income before Income Taxes	21,779	19,974	21,116

Income Taxes	7,383	6,527	6,786

Net Income	14,396	13,447	14,330

Preferred Stock Dividend Requirements	206	206	207

Earnings Applicable to Common Stock	$14,190	$13,241	$14,123

Earnings per share of Common Stock:
Basic	$0.90	$0.85	$0.96
Diluted	$0.90	$0.84	$0.96

Average Number of
Common Shares Outstanding :
Basic	15,733	15,615	14,654
Diluted	15,995	15,877	14,916

Cash Dividends Paid per Common Share	$0.743	$0.733	$0.723

See Notes to Consolidated Financial Statements. 36

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,396	$13,447	$14,330
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,232	10,432	9,958
Provision for Deferred Income Taxes and ITC	3,959	2,098	630
Equity Portion of AFUDC	(309)	(523)	(611)
Cash Surrender Value of Life Insurance	(151)	(92)	104
Stock Compensation Expense	553	394	323
Changes in Assets and Liabilities:
Accounts Receivable	2,441	(28)	(2,222)
Unbilled Revenues	(641)	(90)	(328)
Materials & Supplies	620	173	(578)
Prepayments	(633)	(221)	(292)
Accounts Payable	(1,898)	(697)	2,055
Accrued Taxes	1,419	(905)	3,066
Accrued Interest	(673)	30	(263)
Employee Benefit Plans	270	(1,591)	(1,904)
Unearned Revenue & Advanced Service Fees	22	(130)	3
Other Assets and Liabilities	(1,035)	539	1,294

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,572	22,836	25,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $175 in 2012, $299 in 2011 and $359 in 2010	(21,578)	(23,562)	(29,604)
Restricted Cash	464	3,796	(1,790)
Investment in Joint Venture	(1,200)	(300)	—

NET CASH USED IN INVESTING ACTIVITIES	(22,314)	(20,066)	(31,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(56,725)	(4,427)	(4,314)
Proceeds from Issuance of Long-term Debt	60,350	3,447	13,970
Net Short-term Bank Borrowings	3,700	7,250	(25,850)
Deferred Debt Issuance Expense	(1,160)	(37)	(25)
Premium on Long-term Debt	2,236
Restricted Cash	(6,223)	—	—
Common Stock Issuance Expense	—	—	(133)
Repurchase of Preferred Stock	—	(9)	(11)
Proceeds from Issuance of Common Stock	1,587	1,504	29,845
Payment of Common Dividends	(11,679)	(11,437)	(10,510)
Payment of Preferred Dividends	(206)	(206)	(207)
Construction Advances and Contributions-Net	781	1,798	1,239

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,339)	(2,117)	4,004
NET CHANGES IN CASH AND CASH EQUIVALENTS	(81)	653	(1,825)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,106	2,453	4,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,025	$3,106	$2,453

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,015	$7,393	$2,043
Long-term Debt Deobligation	$255	$560	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$7,537	$6,336	$7,155
Interest Capitalized	$175	$299	$359
Income Taxes	$2,349	$4,733	$4,617

See Notes to Consolidated Financial Statements. 37

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

		December 31,	December 31,
		2012	2011
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2012 - 15,795	$143,572	$141,432
	2011 - 15,682
	Retained Earnings	38,060	35,549
	TOTAL COMMON EQUITY	$181,632	$176,981
	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353
	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,169	$2,319
	6.25%, Amortizing Secured Note, due May 19, 2028	6,475	6,895
	6.44%, Amortizing Secured Note, due August 25, 2030	4,947	5,227
	6.46%, Amortizing Secured Note, due September 19, 2031	5,227	5,507
	4.22%, State Revolving Trust Note, due December 31, 2022	506	546
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,413	3,623
	3.49%, State Revolving Trust Note, due January 25, 2027	602	633
	4.03%, State Revolving Trust Note, due December 1, 2026	784	825
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	388	434
	0.00%, State Revolving Fund Bond, due August 1, 2021	320	359
	3.64%, State Revolving Trust Note, due July 1, 2028	347	364
	3.64%, State Revolving Trust Note, due January 1, 2028	116	122
	3.45%, State Revolving Trust Note, due August 1, 2031	397	39
	6.59%, Amortizing Secured Note, due April 20, 2029	5,697	6,046
	7.05%, Amortizing Secured Note, due January 20, 2030	4,271	4,521
	5.69%, Amortizing Secured Note, due January 20, 2030	8,761	9,273
	3.75%, State Revolving Trust Note, due July 1, 2031	2,615	2,021
	3.75%, State Revolving Trust Note, due November 30, 2030	1,388	1,404
	First Mortgage Bonds:
	5.20%, Series S, due October 1, 2022	—	12,000
	5.25%, Series T, due October 1, 2023	—	6,500
	5.25%, Series V, due February 1, 2029	—	10,000
	5.35%, Series W, due February 1, 2038	—	23,000
	0.00%, Series X, due September 1, 2018	322	375
	4.25% to 4.63%, Series Y, due September 1, 2018	355	410
	0.00%, Series Z, due September 1, 2019	782	894
	5.25% to 5.75%, Series AA, due September 1, 2019	955	1,080
	0.00%, Series BB, due September 1, 2021	1,085	1,206
	4.00% to 5.00%, Series CC, due September 1, 2021	1,275	1,400
	5.10%, Series DD, due January 1, 2032	6,000	6,000
	0.00%, Series EE, due August 1, 2023	4,386	4,804
	3.00% to 5.50%, Series FF, due August 1, 2024	5,755	6,160
	0.00%, Series GG, due August 1, 2026	1,262	1,352
	4.00% to 5.00%, Series HH, due August 1, 2026	1,560	1,640
	0.00%, Series II, due August 1, 2024	1,060	1,150
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,235	1,560
	0.00%, Series KK, due August 1, 2028	1,435	1,526
	5.00% to 5.50%, Series LL, due August 1, 2028	1,570	1,635
	0.00%, Series MM, due August 1, 2030	1,801	1,901
	3.00% to 4.375%, Series NN, due August 1, 2030	1,910	1,985
	0.00%, Series OO, due August 1, 2031	2,860	—
	2.00% to 5.00%, Series PP, due August 1, 2031	915	—
	5.00%, Series QQ, due October 1, 2023	9,915	—
	3.80%, Series RR, due October 1, 2038	22,500	—
	4.25%, Series SS, due October 1, 2047	23,000	—
	SUBTOTAL LONG-TERM DEBT	140,361	136,736
	Add: Premium on Long Term Debt	2,236	—
	Less: Current Portion of Long-term Debt	(11,130)	(4,569)
	TOTAL LONG-TERM DEBT	$131,467	$132,167

See Notes to Consolidated Financial Statements. 38

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2010	13,519	$109,366	$30,265	$139,631

Net Income			14,330	14,330
Dividend Reinvestment & Common Stock Purchase Plan	116	1,917		1,917
Restricted Stock Award, Net - Employees	14	299		299
Stock Award - Board Of Directors	2	24		24
Issuance of Common Stock	1,915	27,928		27,928
Cash Dividends on Common Stock			(10,510)	(10,510)
Cash Dividends on Preferred Stock			(207)	(207)
Common Stock Expenses			(133)	(133)
Balance at December 31, 2010	15,566	$139,534	$33,745	$173,279

Net Income			13,447	13,447
Dividend Reinvestment & Common Stock Purchase Plan	82	1,504		1,504
Restricted Stock Award, Net - Employees	30	323		323
Stock Award - Board Of Directors	4	71		71
Cash Dividends on Common Stock			(11,437)	(11,437)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2011	15,682	$141,432	$35,549	$176,981

Net Income			14,396	14,396
Dividend Reinvestment & Common Stock Purchase Plan	86	1,587		1,587
Restricted Stock Award, Net - Employees	21	448		448
Stock Award - Board Of Directors	6	105		105
Cash Dividends on Common Stock			(11,679)	(11,679)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2012	15,795	143,572	38,060	181,632

See Notes to Consolidated Financial Statements. 39

Index

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

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania, through our wholly-owned subsidiary, Twin Lakes, since 2009. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate New Jersey municipal water, wastewater and storm water systems under contract and provide wastewater services in New Jersey and Delaware through our subsidiaries. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that is constructing, and will own and operate facilities, to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities (full operation of the facilities is expected to begin in the second quarter of 2013). Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey, Delaware and Pennsylvania by the New Jersey Board of Public Utilities (NJBPU), Delaware Public Service Commission (DEPSC) and Pennsylvania Public Utilities Commission (PAPUC), respectively. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Certain reclassifications have been made to the prior year financial statements to conform with current period presentation.

(b) Principles of Consolidation – The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non Utility Assets and its percentage share of the earnings or losses of the investees in Other Income (Expense).

(c) System of Accounts – Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU. Tidewater, TESI and Southern Shores maintain their accounts in accordance with DEPSC requirements. Twin Lakes maintains its accounts in accordance with PAPUC requirements.

(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 89% of Operating Revenues and 98% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.

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

Index

(e) Postretirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers substantially all active employees who were hired prior to March 31, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Company has a postretirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2012, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2012, 2011 and 2010. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(h) Preliminary Survey and Investigation (PS&I) Costs – In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as a charge to the income statement at that time.

(i) Customers’ Advances for Construction (CAC) – Water utility plant and/or cash advances are contributed to the Company by customers, real estate developers and builders in order to extend water service to their properties. These contributions are recorded as CAC. Refunds on these advances are made by the Company in accordance with agreements with the contributing party and are based on either additional operating revenues related to the utility plant or as new customers are connected to and take service from the utility plant. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction.

Index

Contributions in Aid of Construction (CIAC) – CIAC include direct non-refundable contributions of water utility plant and/or cash and the portion of CAC that becomes non-refundable.

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2012, 2011 and 2010 for Middlesex and Tidewater are as follows:

	2012	2011	2010
Middlesex	7.34%	7.54%	7.54%
Tidewater	7.91%	8.24%	8.24%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.8 million and $0.6 million at December 31, 2012 and 2011, respectively. Bad debt expense for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $0.7 million, $0.6 million, respectively. Receivables not expected to be received in 2013 are included as non-current assets in Operations Contracts, Developer and Other Receivables.

(l) Revenues - General metered customer’s bills for regulated water service are typically comprised of two components; a fixed service charge and a volumetric or consumption charge. Revenues from general metered service water customers, except Tidewater fixed service charges, include amounts billed in arrears on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical consumption usage and current climate and economic conditions. Actual billings may differ from our estimates. Tidewater customers are billed in advance for their fixed service charge and these revenues are recognized as the service is provided to the customer.

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

(m) Deferred Charges and Other Assets - Unamortized Debt Expense is amortized over the lives of the related issues. Restricted Cash represents proceeds from loans entered into through state financing programs and is held in trusts. The proceeds are restricted for specific capital expenditures and debt service requirements.

(n) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. For more information on income taxes, see Note 3 – Income Taxes.

(o) Statements of Cash Flows - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

Index

(p) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(q) Recent Accounting Pronouncements

Fair Value Measurements and Disclosures – In May 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2011-04, which amends ASC 820, Fair Value Measurements and Disclosures (ASC 820), to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between generally accepted accounting principles and international financial reporting standards. ASU 2011-04 clarifies intent about application of existing fair value measurements and disclosures, changes certain requirements for fair value measurements and requires expanded disclosures. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-04 resulted in expanded fair value disclosures and did not have any impact on the Company’s results of operations, cash flows or financial position.

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

(r) Recent Developments

Superstorm Sandy - During the last week of October 2012, our businesses, primarily in New Jersey, were impacted by Superstorm Sandy. The most significant impact was widespread power outages caused by the storm’s heavy winds and rain. Because all of our critical water and wastewater facilities are equipped with emergency power generators, we were able to maintain service to our customers during the storm, as well as in its aftermath. The storm did not have a material adverse impact on our results of operations, financial position or cash flows. Claims for damages and any associated losses have been submitted to our insurance carriers. We anticipate that claims which may not be covered by insurance are recoverable through the regulatory rate setting process.

Borough of Sayreville, New Jersey and Hess Corporation - Middlesex has received notification from the Borough of Sayreville, New Jersey (Sayreville), one of Middlesex's wholesale contract customers, that Sayreville will not be renewing its contract for the purchase of water from Middlesex. In accordance with the terms, this contract will remain in effect through August 12, 2013. Middlesex is exploring options with Sayreville for its ongoing emergency water supply requirements. Gross operating revenues from water sales to Sayreville amounted to $1.9 million in 2012. In addition, Hess Corporation (Hess), Middlesex's largest retail water customer, has announced it intends to cease its oil refining operations at its Port Reading, New Jersey facility as early as of the end of February 2013. Revenues from Hess amounted to $2.6 million in 2012. Revenue reductions from either of these customers may accelerate the need for Middlesex to file a base rate increase Petition with the NJBPU.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant. The new base rates are designed to generate sufficient revenue to recover these increased costs and offset the lower customer demands, as well as provide a return on invested capital in rate base of $202.4 million, based on a return on equity of 10.15%. The rate increase became effective on July 20, 2012.

In November 2012, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2013 to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenues allowed to be recovered under the approved Foundational Filing is $1.4 million.

Index

In September 2012, Middlesex filed an application with the NJBPU seeking permission to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the NJWSA and treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

In March 2010, the NJBPU granted an increase in Middlesex’s annual operating revenues of 13.57%, or $7.8 million. The increase was necessitated by increased costs, as well as to provide a return on invested capital in rate base of $180.3 million based on a return on equity of 10.30%.

Tidewater – In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment. Under DEPSC regulations, Tidewater had implemented interim rates in November 2011, which amounted to approximately $2.5 million on an annual basis. The new final base rates reflect the remaining $1.4 million and became effective June 19, 2012.

Effective January 1, 2013, Tidewater implemented a DEPSC approved $0.1 million DSIC rate increase.

TESI – In November 2012, TESI filed an application with the DEPSC seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. The purchase, and subsequent operation, of the Plantation’s wastewater system is contingent, among other things, upon the DEPSC’s approval of both applications. We cannot predict whether the DEPSC will ultimately approve or deny the purchase and base rate increase. A decision by the DEPSC is not expected until the third quarter of 2013.

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment. Under DEPSC regulations, TESI had implemented interim rates in September 2011, which amounted to approximately $0.1 million on an annual basis. The new final base rates became effective June 5, 2012.

Pinelands – In August 2012, Pinelands Water and Pinelands Wastewater filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.1 million per year, respectively. These requests were made as a result of capital investments as well as increased operations and maintenance costs for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the second quarter of 2013.

Southern Shores – Effective June 1, 2011, the DEPSC approved a multi-year agreement for a phased-in base rate increase for Southern Shores.  This increase was made as a result of capital investment in the upgrade and renovation of Southern Shores’ primary water treatment facilities, as well as by increased operating costs.  Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The PAPUC approved a $0.1 million, three-year phased-in base rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Index

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2012	2011	Recovery Periods
Postretirement Benefits	$53,142	$49,735	Various
Income Taxes	17,866	17,151	Various
Rate Cases, Storm Costs, Tank Painting, and Other	1,823	416	2-9 years
Total	$72,831	$67,302

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2012 and 2011, the Company has approximately $8.8 million and $8.0, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.6 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2012	2011	2010
Income Tax at Statutory Rate	$7,420	$6,816	$7,224
Tax Effect of:
Utility Plant Related	(442)	(620)	(826)
State Income Taxes – Net	420	305	336
Employee Benefits	(23)	1	33
Other	8	25	19
Total Income Tax Expense	$7,383	$6,527	$6,786

Index

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$2,994	$3,550	$5,584
State	430	395	481
Deferred:
Federal	3,832	2,594	770
State	206	67	30
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$7,383	$6,527	$6,786

The statutory review periods for income tax returns for the years prior to 2010 have been closed. An examination by the Internal Revenue Service of Middlesex’s Federal income tax returns for 2007 and 2008 was completed during 2010 and resulted in a net refund, including interest, of less than $0.1 million. The refund noted above was recorded to the appropriate current and deferred tax accounts and the interest was reported as other income. In the event that there is interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions. The Company is not aware of any uncertain tax positions that could result in a future tax liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2012	2011
Utility Plant Related	$39,020	$35,135
Customer Advances	(3,673)	(3,737)
Employee Benefits	6,523	6,342
Investment Tax Credits (ITC)	1,068	1,146
Other	(94)	(718)
Total Deferred Tax Liability and ITC	$42,844	$38,168

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

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2016, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Index

Purchased water costs are shown below:

	Years Ended December 31,
	(Millions of Dollars)
Purchased Water	2012	2011	2010
Untreated	$2.4	$2.4	$2.5
Treated	3.1	2.7	2.9
Total Costs	$5.5	$5.1	$5.4

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Construction –The Company may spend up to $22.7 million in 2013, $22.1 million in 2014 and $28.2 million in 2015 on its construction program. The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2012 and 2011 is summarized below:

	(Millions of Dollars)
	2012	2011
Established Lines at Year-End	$60.0	$60.0
Maximum Amount Outstanding	29.0	24.3
Average Outstanding	25.5	20.7
Notes Payable at Year-End	28.0	24.3
Weighted Average Interest Rate	1.43%	1.44%
Weighted Average Interest Rate at Year-End	1.40%	1.33%

The maturity dates for the Notes Payable as of December 31, 2012 are all in January 2013 and are extendable at the discretion of the Company.

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

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 2.3 million shares. The cumulative number of shares issued under the DRP at December 31, 2012 is 2.1 million. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company raised approximately $1.6 million, $1.5 million and $1.9 million, respectively, through the issuance of shares under the DRP.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, 5,768 shares, 3,833 shares and 1,416 shares, respectively, of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 87,429 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2012, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock.

At December 31, 2012 and 2011, there were less than 0.1 million shares of preferred stock authorized and outstanding and there were no dividends in arrears.

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

The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for twelve shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair value of twelve shares of the Company's common stock for each share of convertible stock redeemed. In February 2011, the Company repurchased 93 shares of its $7.00 Series, nonredeemable cumulative preferred stock at par value for approximately $9 thousand.

The conversion feature of the no par $8.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock. The preferred shares are convertible into common stock at the election of the security holder or Middlesex.

Long-term Debt

In November 2012, Middlesex completed the transaction for the redemption and refinance of $57.5 million of First Mortgage Bonds (Bonds).  The Bonds were originally issued in five separate transactions or series under the loan program of the New Jersey Economic Development Authority (NJEDA) and were replaced with three new series of Bonds designated as Series QQ, RR and SS totaling $55.4 million issued through the NJEDA, net of a $2.2 million issuance premium. The restricted proceeds of the new Bonds were used to redeem $51.5 million of the original Bonds in December 2012 and $6.0 million of the original Bonds in January 2013.

Index

In May 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program and issued Bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO Bonds is zero and the interest rate on the Series PP Bonds ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2031. Proceeds may only be used for the Middlesex 2012 RENEW Program, which is Middlesex’s program to clean and cement unlined mains in the Middlesex system.

In December 2010, Middlesex issued $4.0 million of Bonds through the NJEIT under the New Jersey SRF program. The Company closed on the Bonds designated as Series MM and NN in December 2010. Proceeds may only be used for the Middlesex 2011 RENEW Program.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allowed, but did not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on all draws was set at 3.75% with a final maturity of July 1, 2031. As of December 31, 2012, Tidewater has borrowed $2.7 million against this loan and does not anticipate any future borrowings under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allowed, but did not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw was set at 3.75% with a final maturity of November 30, 2030. As of December 31, 2012, Southern Shores has borrowed $1.4 million against this loan and does not anticipate any future borrowings under this loan.

First Mortgage Bonds Series QQ through SS are term bonds with single maturity dates subsequent to 2017. Principal repayments for all series of the Company’s long-term debt extend beyond 2017. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2013	$11.1
2014	$5.2
2015	$5.3
2016	$5.4
2017	$5.5

The weighted average interest rate on all long-term debt at both December 31, 2012 and 2011 was 4.34% and 5.13%, respectively. Except for the Amortizing Secured Notes, all of the Company’s outstanding long-term debt has been issued through the NJEDA ($61.4 million), the NJEIT program ($31.2 million) and the Delaware SRF program ($10.2 million).

Restricted cash includes proceeds from various New Jersey SRF loans. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. As discussed above, Series MM, NN, OO and PP proceeds can only be used for the applicable RENEW Programs. All other bond issuance balances in restricted cash are for debt service requirements.

In 2012 and 2011, the NJEIT deobligated principal payments of $0.3 million and $0.6 million, respectively, on several series of SRF long-term debt.

Index

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2012. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2012		2011		2010
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$14,396	15,733	$13,447	15,615	$14,330	14,654
Preferred Dividend	(206)		(206)		(207)
Earnings Applicable to Common Stock	$14,190	15,733	$13,241	15,615	$14,123	14,654
Basic EPS	$0.90		$0.85		$0.96
Diluted:
Earnings Applicable to Common Stock	$14,190	15,733	$13,241	15,615	$14,123	14,654
$7.00 Series Dividend	97	166	97	166	97	166
$8.00 Series Dividend	56	96	56	96	56	96
Adjusted Earnings Applicable to Common Stock	$14,343	15,995	$13, 394	15,877	$14,276	14,916
Diluted EPS	$0.90		$0.84		$0.96

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to Bonds and SRF Notes is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds and SRF Notes in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	At December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$91,938	$93,556	$86,577	$87,283
State Revolving Bonds	$708	$712	$793	$799

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $47.7 million and $49.3 million at December 31, 2012 and 2011, respectively. Customer advances for construction have a carrying amount of $22.0 million and $21.9 million at December 31, 2012 and 2011, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2012 and 2011 was $52.4 million and $46.5 million, respectively.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Accrued retirement benefit costs are recorded each year.

Regulatory Treatment of Over/Underfunded Retirement Obligations

Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of ASC 980, Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in ASC 980, Regulated Operations, the Company records underfunded Pension Plan and Other Benefits Plan obligation costs, which otherwise would be recognized in Other Comprehensive Income under ASC 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2012 and 2011.

	December 31,
	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2012	2011	2012	2011
Change in Projected Benefit Obligation:
Beginning Balance	$56,201	$42,138	$43,121	$29,605
Service Cost	2,198	1,574	1,784	1,306
Interest Cost	2,417	2,261	1,868	1,604
Actuarial Loss	3,833	12,047	4,425	11,121
Benefits Paid	(1,832)	(1,819)	(590)	(515)
Ending Balance	$62,817	$56,201	$50,608	$43,121

Change in Fair Value of Plan Assets:
Beginning Balance	$32,196	$29,989	$15,817	$12,890
Actual Return on Plan Assets	3,879	470	1,241	177
Employer Contributions	3,661	3,556	3,940	3,265
Benefits Paid	(1,832)	(1,819)	(590)	(515)
Ending Balance	$37,904	$32,196	$20,408	$15,817

Funded Status	$(24,913)	$(24,005)	$(30,200)	$(27,304)

Index

	December 31,
	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2012	2011	2012	2011
Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(345)	(303)	—	—
Noncurrent Liability	(24,568)	(23,702)	(30,200)	(27,304)
Net Liability Recognized	$(24,913)	$(24,005)	$(30,200)	$(27,304)

	Years Ended December 31,
	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service Cost	$2,198	$1,575	$1,396	$1,784	$1,306	$1,025
Interest Cost	2,417	2,261	2,228	1,868	1,604	1,335
Expected Return on Plan Assets	(2,458)	(2,283)	(2,020)	(1,258)	(1,026)	(759)
Amortization of Net Transition Obligation	—	—	—	135	135	135
Amortization of Net Actuarial Loss	1,549	565	506	1,765	878	531
Amortization of Prior Service Cost	10	10	10	—	—	—
Net Periodic Benefit Cost	$3,716	$2,128	$2,120	$4,294	$2,897	$2,267

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2013 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,632	$1,976
Prior Service Cost	10	—

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2012, 2011 and 2010, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2012	2011	2010	2012	2011	2010
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	3.99%	4.37%	5.48%	3.99%	4.37%	5.48%
Benefit Cost	4.37%	5.48%	5.95%	4.37%	5.48%	5.95%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Index

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

For the 2012 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2013 with a decline of 1.0% per year for 2014-2016 and 0.5% per year for 2017-2018, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2018.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$838	$(640)
Effect on Projected Benefit Obligation	$9,560	$(7,477)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2013	$1,949	$827
2014	1,938	988
2015	1,931	1,158
2016	1,951	1,321
2017	2,263	1,503
2018-2022	12,950	9,969
Totals	$22,982	$15,766

Benefit Plans Assets

The allocation of plan assets at December 31, 2012 and 2011 by asset category is as follows

	Pension Plan		Other Benefits Plan
Asset Category	2012	2011	2012	2011	Target	Range
Equity Securities	60.9%	61.6%	40.3%	37.0%	60%	30-65%
Debt Securities	32.9%	31.3%	53.0%	57.8%	38%	25-70%
Cash	6.0%	6.9%	5.9%	4.6%	2%	0-10%
Commodities	0.2%	0.2%	0.8%	0.6%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

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

Index

Equity securities include Middlesex common stock in the amounts of $0.8 million (2.0% of total plan assets) and $0.7 million (2.3 % of total pension plan assets) at December 31, 2012 and 2011, respectively.

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

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$—	$10,409	$—	$10,409
Mutual Funds:
Mid Cap Growth	703	—	—	703
Mid Cap Value	412	—	—	412
Foreign Small Mid Growth	255	—	—	255
Foreign Large Blend	710	—	—	710
Pacific Asis/ex-Japan Stock	164			164
Diversied Emerging Markets	222	—	—	222
Preferred Stock Index	82	—	—	82
Money Market Funds:
Cash and Cash Equivalents	2,385	747	—	3,132
Equity Securities:
Non-Financial Services	293	—	—	293
Financial Services	1,883	—	—	1,883
Utilities	1,334	—	—	1,334
Consumer Growth	1,778	—	—	1,778
Consumer Staples	931	—	—	931
Consumer Cyclicals	886	—	—	886
Industrial Resources	224	—	—	224
Capital Equipment	669	—	—	669
Technology	1,324	—	—	1,324
Energy	860	—	—	860
Corporate Bonds	—	3,575	—	3,575
Mortgage-Backed Securities (1)	—	2,570	—	2,570
Asset-Backed Securities	—	25	—	25
Agency/US/State/Municipal Debt		5,312	—	5,312
Sovereign/Non-US Debt	—	63	—	63
Commodities	88	—	—	88
Total Investments	$15,203	$22,701	$—	$37,904

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

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$—	$7,641	$—	$7,641
Mutual Funds:
Mid Cap Growth	655	—	—	655
Mid Cap Value	356	—	—	356
Foreign Small Mid Growth	214	—	—	214
Foreign Large Core	97	—	—	97
Foreign Large Blend	586	—	—	586
Diversied Emerging Markets	281	—	—	281
Preferred Stock Index	74	—	—	74
Money Market Funds:
Cash and Cash Equivalents	1,389	1,281	—	2,670
Equity Securities:
Non-Financial Services	189	—	—	189
Financial Services	1,289	—	—	1,289
Utilities	1,629	—	—	1,629
Consumer Growth	1,685	—	—	1,685
Consumer Staples	956	—	—	956
Consumer Cyclicals	853	—	—	853
Industrial Resources	159	—	—	159
Capital Equipment	651	—	—	651
Technology	1,345	—	—	1,345
Energy	1,160	—	—	1,160
Other	40	—	—	40
Corporate Bonds	—	2,324	—	2,324
Mortgage-Backed Securities (1)	—	2,527	—	2,527
Asset-Backed Securities	—	27	—	27
Agency/US/State/Municipal Debt	129	4,532	—	4,661
Sovereign/Non-US Debt	—	75	—	75
Commodities	52	—	—	52
Total Investments	$13,789	$18,407	$—	$32,196

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AA+), secured primarily by credit card, auto loan, and home equity receivables.

Index

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$97	$—	$—	$97
Mid Cap Core	104	—	—	104
Mid Cap Growth	290	—	—	290
Mid Cap Value	446	—	—	446
Large Cap Core	5,270	—	—	5,270
Large Cap Growth	902	—	—	902
Large Cap Value		—	—	—
Foreign Small Mid Growth	303	—	—	303
Foreign Large Core	234	—	—	234
Foreign Large Growth	292	—	—	292
Diversified Emerging Markets	282	—	—	282
Preferred Stock Index	119	—	—	119
Money Market Funds:
Cash and Cash Equivalents	—	1,205	—	1,205
Agency/US/State/Municipal Debt	780	9,914	—	10,694
Commodities	170	—	—	170
Total Investments	$9,289	$11,119	$—	$20,408

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$90	$—	$—	$90
Mid Cap Core	48	—	—	48
Mid Cap Growth	253	—	—	253
Mid Cap Value	288	—	—	288
Large Cap Core	3,406	—	—	3,406
Large Cap Growth	398	—	—	398
Large Cap Value	349	—	—	349
Foreign Small Mid Growth	225	—	—	225
Foreign Large Core	279	—	—	279
Foreign Large Growth	247	—	—	247
Diversified Emerging Markets	163	—	—	163
Preferred Stock Index	107	—	—	107
Money Market Funds:
Cash and Cash Equivalents	—	818	—	818
Agency/US/State/Municipal Debt	424	8,622	—	9,046
Commodities	100	—	—	100
Total Investments	$6,377	$9,440	$—	$15,817

Index

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.7 million in 2012 and expects a similar level of funding in 2013.

For the Other Benefits Plan, Middlesex made total cash contributions of $3.9 million in 2012 and expects a similar level of funding in 2013.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.5 million for each of the years ended December 31, 2012, 2011 and 2010.

For those employees hired after March 31, 2007 and still actively employed on December 31, 2012, the Company approved and will fund discretionary contribution of $0.2 million, which was based on 5.0% of eligible 2012 compensation. For the years ended December 31, 2011 and 2010, the Company made discretionary contributions of $0.2 million and $0.1 million, respectively, for those qualifying employees.

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

Index

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2010	93	$990
Granted	14	239	$16.97
Vested	(13)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(338)
Balance, December 31, 2010	94	$891
Granted	30	518	$16.97
Vested	(15)	—
Forfeited	(1)	(7)
Amortization of Compensation Expense	—	(323)
Balance, December 31, 2011	108	$1,079
Granted	21	408	$19.35
Vested	(15)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(448)
Balance, December 31, 2012	114	$1,039

The fair value of vested restricted shares was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2012	2011	2010
Revenues:
Regulated	$98,021	$91,729	$92,378
Non – Regulated	12,851	10,805	10,937
Inter-segment Elimination	(493)	(465)	(580)
Consolidated Revenues	$110,379	$102,069	$102,735

Operating Income:
Regulated	$25,944	$22,760	$24,815
Non – Regulated	1,703	1,441	1,782
Consolidated Operating Income	$27,647	$24,201	$26,597

Depreciation:
Regulated	$10,241	$9,601	$9,093
Non – Regulated	168	145	151
Consolidated Depreciation	$10,409	$9,746	$9,244

Other Income, Net:
Regulated	$1,489	$1,982	$1,265
Non – Regulated	94	896	313
Inter-segment Elimination	(726)	(729)	(134)
Consolidated Other Income, Net	$857	$2,149	$1,444

Interest Expense:
Regulated	$6,725	$6,376	$6,925
Non – Regulated	96	97	134
Inter-segment Elimination	(96)	(97)	(134)
Consolidated Interest Charges	$6,725	$6,376	$6,925

Income Taxes:
Regulated	$6,579	$5,548	$6,004
Non – Regulated	804	979	782
Consolidated Interest Charges	$7,383	$6,527	$6,786

Net Income:
Regulated	$13,500	$12,088	$13,152
Non – Regulated	896	1,359	1,178
Consolidated Net Income	$14,396	$13,447	$14,330

Capital Expenditures:
Regulated	$21,149	$23,125	$29,344
Non – Regulated	429	437	260
Total Capital Expenditures	$21,578	$23,562	$29,604

	As of December 31, 2012	As of December 31, 2011
Assets:
Regulated	$560,165	$539,947
Non – Regulated	11,674	10,325
Inter-segment Elimination	(10,113)	(12,736)
Consolidated Assets	$561,726	$537,536

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2012 and 2011 are as follows:

	(Thousands of Dollars, Except per Share Data)
2012	1st	2nd	3rd	4th	Total

Operating Revenues	$23,546	$27,401	$32,353	$27,079	$110,379
Operating Income	3,877	7,210	10,843	5,717	27,647
Net Income	1,807	3,725	6,138	2,726	14,396
Basic Earnings per Share	$0.11	$0.23	$0.39	$0.17	$0.90
Diluted Earnings per Share	$0.11	$0.23	$0.39	$0.17	$0.90

2011	1st	2nd	3rd	4th	Total

Operating Revenues	$23,996	$26,102	$28,671	$23,300	$102,069
Operating Income	4,768	6,738	8,516	4,179	24,201
Net Income	2,630	3,625	5,143	2,049	13,447
Basic Earnings per Share	$0.17	$0.23	$0.33	$0.12	$0.85
Diluted Earnings per Share	$0.17	$0.23	$0.32	$0.12	$0.84

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2012. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2012, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 7, 2013

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania
March 7, 2013

Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2012.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2012 and 2011.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2012.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	March 7, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 7, 2013.

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
66

Index

EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits. Exhibits designated with a dagger (t) are management contracts or compensatory plans.

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Supply Agreement, dated as of February 11, 1988, with modifications dated February 25, 1992, and April 20, 1994, between the Company and the Borough of Sayreville filed as Exhibit No. 10.11 of 1994 First Quarter Form 10-Q.
10.7	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.8	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.9	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.10	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.11	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.12(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.13(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the 2008 Form 10-K.
(t)10.13(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the 2008 Form 10-K.
(t)10.13(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the 2008 Form 10-K.
(t)10.13(d)	Change in Control Termination Agreement between Middlesex Water Company and Kenneth J. Quinn, filed as Exhibit 10.13(e) of the 2008 Form 10-K.
(t)10.13(e)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the 2011 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.13(f)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the 2008 Form 10-K.
(t)10.13(g)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the 2008 Form 10-K.
10.14	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the 1998 Third Quarter Form 10-Q.
10.16	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the 1998 Third Quarter Form 10-Q.
10.17	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the 1999 Form 10-K.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.21	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the 2004 Form 10-K.
10.23	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the 2004 Form 10-K.
10.24	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., Dated March 19, 2009, filed as Exhibit No. 10.28 of the 2009 First Quarter Form 10-Q.
10.25	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of 2006 First Quarter Form 10-Q.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the 2006 Form 10-K.
10.27	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the 2006 Form 10-K.
10.28	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the 2007 Form 10-K.
70

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.29	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the 2007 Form 10-K.
10.30	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the 2008 Form 10-K.
10.31	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the 2008 Form 10-K.
10.32	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
10.33	Amended and Restated Line of Credit Note between registrant and PNC Bank, filed as Exhibit 10.37 of the 2011 Form 10-K.
10.34	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A, filed as Exhibit 10.38 of the 2011 Form 10-K.
10.35	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A, filed as Exhibit 10.39 of the 2011 Form 10-K.
10.36

Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB., filed as Exhibit 10.40 to the Company’s September 30, 2011 Quarterly Report on

Form 10-Q.

10.37	Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the 2010 Form 10-K.
10.38	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the 2010 Form 10-K.
71

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.39	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the June 30, 2012 Form 10-Q.
10.40	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the June 30, 2012 Form 10-Q.
*10.41	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS).
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

72