Form 10-Q
period 2013-03-31
MIDDLESEX WATER CO
filed 2013-05-07
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐          No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2013: Common Stock, No Par Value: 15,819,812 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2013	2012

Operating Revenues	$27,038	$23,546

Operating Expenses:
Operations and Maintenance	15,430	14,375
Depreciation	2,709	2,548
Other Taxes	3,034	2,746

Total Operating Expenses	21,173	19,669

Operating Income	5,865	3,877

Other Income (Expense):
Allowance for Funds Used During Construction	38	136
Other Income	97	192
Other Expense	(10)	(140)

Total Other Income, net	125	188

Interest Charges	1,155	1,354

Income before Income Taxes	4,835	2,711

Income Taxes	1,658	904

Net Income	3,177	1,807

Preferred Stock Dividend Requirements	52	52

Earnings Applicable to Common Stock	$3,125	$1,755

Earnings per share of Common Stock:
Basic	$0.20	$0.11
Diluted	$0.20	$0.11

Average Number of Common Shares Outstanding:
Basic	15,806	15,692
Diluted	16,069	15,955

Cash Dividends Paid per Common Share	$0.1875	$0.1850

See Notes to Condensed Consolidated Financial Statements. 1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2013	2012
UTILITY PLANT:	Water Production	$130,206	$129,840
	Transmission and Distribution	343,461	343,074
	General	54,857	54,830
	Construction Work in Progress	11,682	7,834
	TOTAL	540,206	535,578
	Less Accumulated Depreciation	102,561	100,360
	UTILITY PLANT - NET	437,645	435,218

CURRENT ASSETS:	Cash and Cash Equivalents	4,508	3,025
	Accounts Receivable, net	11,617	12,447
	Unbilled Revenues	5,455	5,483
	Materials and Supplies (at average cost)	1,976	1,403
	Prepayments	1,741	2,255
	TOTAL CURRENT ASSETS	25,297	24,613

DEFERRED CHARGES	Unamortized Debt Expense	3,615	3,606
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,009	5,117
	Regulatory Assets	60,113	72,831
	Operations Contracts, Developer and Other Receivables	598	992
	Restricted Cash	2,634	9,019
	Non-utility Assets - Net	10,825	9,882
	Other	408	448
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	83,202	101,895
	TOTAL ASSETS	$546,144	$561,726

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$144,056	$143,572
	Retained Earnings	38,222	38,060
	TOTAL COMMON EQUITY	182,278	181,632
	Preferred Stock	3,353	3,353
	Long-term Debt	130,528	131,467
	TOTAL CAPITALIZATION	316,159	316,452

CURRENT	Current Portion of Long-term Debt	5,122	11,130
LIABILITIES:	Notes Payable	27,450	27,950
	Accounts Payable	4,526	3,808
	Accrued Taxes	11,235	9,266
	Accrued Interest	1,269	955
	Unearned Revenues and Advanced Service Fees	752	756
	Other	1,416	2,067
	TOTAL CURRENT LIABILITIES	51,770	55,932

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	22,486	21,990
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,048	1,068
	Accumulated Deferred Income Taxes	40,622	41,776
	Employee Benefit Plans	43,915	54,768
	Regulatory Liability - Cost of Utility Plant Removal	9,015	8,811
	Other	972	973
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	118,058	129,386

CONTRIBUTIONS IN AID OF CONSTRUCTION		60,157	59,956
	TOTAL CAPITALIZATION AND LIABILITIES	$546,144	$561,726

See Notes to Condensed Consolidated Financial Statements. 2

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,177	$1,807
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,866	2,620
Provision for Deferred Income Taxes and Investment Tax Credits	711	514
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(24)	(82)
Cash Surrender Value of Life Insurance	(59)	(68)
Stock Compensation Expense	77	174
Changes in Assets and Liabilities:
Accounts Receivable	1,224	995
Unbilled Revenues	28	255
Materials & Supplies	(573)	20
Prepayments	514	501
Accounts Payable	718	(880)
Accrued Taxes	1,969	2,297
Accrued Interest	314	(722)
Employee Benefit Plans	(94)	100
Unearned Revenue & Advanced Service Fees	(4)	(50)
Other Assets and Liabilities	(589)	(334)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,255	7,147
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $14 in 2013, $54 in 2012	(4,506)	(6,433)
Restricted Cash	98	742
Investment in Joint Venture	(750)	—

NET CASH USED IN INVESTING ACTIVITIES	(5,158)	(5,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,887)	(844)
Proceeds from Issuance of Long-term Debt	11	576
Net Short-term Bank Borrowings	(500)	(1,000)
Restricted Cash	6,070	—
Proceeds from Issuance of Common Stock	407	402
Payment of Common Dividends	(2,963)	(2,902)
Payment of Preferred Dividends	(52)	(52)
Construction Advances and Contributions-Net	300	112

NET CASH USED IN FINANCING ACTIVITIES	(3,614)	(3,708)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,483	(2,252)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,025	3,106
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,508	$854

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$397	$298
Long-term Debt Deobligation	$64	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$932	$2,187
Interest Capitalized	$14	$54
Income Taxes	$1,130	$—

See Notes to Condensed Consolidated Financial Statements. 3

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		March 31,	December 31,
		2013	2012
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2013 - 15,814	$144,056	$143,572
	2012 - 15,795

	Retained Earnings	38,222	38,060
	TOTAL COMMON EQUITY	$182,278	$181,632

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	134
Shares Outstanding -	32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,129	$2,169
	6.25%, Amortizing Secured Note, due May 19, 2028	6,370	6,475
	6.44%, Amortizing Secured Note, due August 25, 2030	4,877	4,947
	6.46%, Amortizing Secured Note, due September 19, 2031	5,157	5,227
	4.22%, State Revolving Trust Note, due December 31, 2022	506	506
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,396	3,413
	3.49%, State Revolving Trust Note, due January 25, 2027	586	602
	4.03%, State Revolving Trust Note, due December 1, 2026	784	784
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	388	388
	0.00%, State Revolving Fund Bond, due August 1, 2021	313	320
	3.64%, State Revolving Trust Note, due July 1, 2028	347	347
	3.64%, State Revolving Trust Note, due January 1, 2028	116	116
	3.45%, State Revolving Trust Note, due August 1, 2031	408	397
	6.59%, Amortizing Secured Note, due April 20, 2029	5,610	5,697
	7.05%, Amortizing Secured Note, due January 20, 2030	4,209	4,271
	5.69%, Amortizing Secured Note, due January 20, 2030	8,632	8,761
	3.75%, State Revolving Trust Note, due July 1, 2031	2,615	2,615
	3.75%, State Revolving Trust Note, due November 30, 2030	1,388	1,388
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	316	322
	4.25% to 4.63%, Series Y, due September 1, 2018	355	355
	0.00%, Series Z, due September 1, 2019	766	782
	5.25% to 5.75%, Series AA, due September 1, 2019	955	955
	0.00%, Series BB, due September 1, 2021	1,064	1,085
	4.00% to 5.00%, Series CC, due September 1, 2021	1,275	1,275
	5.10%, Series DD, due January 1, 2032	—	6,000
	0.00%, Series EE, due August 1, 2023	4,296	4,386
	3.00% to 5.50%, Series FF, due August 1, 2024	5,755	5,755
	0.00%, Series GG, due August 1, 2026	1,242	1,262
	4.00% to 5.00%, Series HH, due August 1, 2026	1,560	1,560
	0.00%, Series II, due August 1, 2024	1,038	1,060
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,235	1,235
	0.00%, Series KK, due August 1, 2028	1,410	1,435
	5.00% to 5.50%, Series LL, due August 1, 2028	1,570	1,570
	0.00%, Series MM, due August 1, 2030	1,704	1,801
	3.00% to 4.375%, Series NN, due August 1, 2030	1,910	1,910
	0.00%, Series OO, due August 1, 2031	2,809	2,860
	2.00% to 5.00%, Series PP, due August 1, 2031	915	915
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	SUBTOTAL LONG-TERM DEBT	133,421	140,361
	Add: Premium on Issuance of Long-term Debt	2,229	2,236
	Less: Current Portion of Long-term Debt	(5,122)	(11,130)
	TOTAL LONG-TERM DEBT	$130,528	$131,467

See Notes to Condensed Consolidated Financial Statements. 4

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

The consolidated notes within the 2012 Annual Report on Form 10-K (the 2012 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three month periods ended March 31, 2013, and 2012. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Borough of Sayreville, New Jersey and Hess Corporation

Middlesex has received notification from the Borough of Sayreville, New Jersey (Sayreville), one of Middlesex's wholesale contract customers, that Sayreville will not be renewing its contract for the purchase of water from Middlesex. In accordance with the terms, this contract will remain in effect through August 12, 2013. Middlesex is exploring options with Sayreville for its ongoing emergency water supply requirements. Gross operating revenues from water sales to Sayreville amounted to $1.9 million in 2012. In addition, Hess Corporation (Hess), Middlesex's largest retail water customer, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. Revenues from Hess amounted to $2.6 million in 2012. Revenue reductions from either of these customers may accelerate the need for Middlesex to file a base rate increase petition with the New Jersey Board of Public Utilities (NJBPU).

Recent Accounting Guidance

In the first quarter of 2013, there was no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate Matters

Middlesex - In April 2013, the NJBPU approved a Middlesex petition to establish a Purchased Water Adjustment Clause and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility.

In November 2012, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2013 to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $1.4 million.

Index

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

TESI – In November 2012, TESI filed an application with the Delaware Public Service Commission (DEPSC) seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. TESI’s willingness to purchase the Plantation’s wastewater system is contingent upon several requirements being met to TESI’s satisfaction, including, among other things, the DEPSC’s approval of both applications and a rate decision by the DEPSC that provides TESI a reasonable opportunity to earn its authorized return from the date of acquisition. Evidentiary hearings have been scheduled for early June 2013. We cannot predict whether the DEPSC will ultimately approve or deny the application. A decision by the DEPSC is not expected until the third quarter of 2013.

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2013 and 2012, there were 20,991 common shares (approximately $0.4 million) and 21,449 common shares (approximately $0.4 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt

In January 2013, the NJBPU approved Middlesex’s request to borrow up to $4.0 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program. Middlesex expects to close on this borrowing in May 2013.  Proceeds will be used for the Middlesex 2013 RENEW Program, which is our initiative to clean and cement all unlined mains in the Middlesex system.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to First Mortgage Bonds (Bonds) and SRF Notes is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds and SRF Notes in the table below are classified as Level 2 measurements. The carrying amount and fair market value of the Company’s bonds were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$85,590	$87,714	$91,938	$93,556
SRF Bonds	$701	$705	$708	$712

For other long-term debt for which there was no quoted market price, it was not practicable to estimate their fair value. The carrying amount of these instruments was $47.1 million at March 31, 2013 and $47.7 million at December 31, 2012. Customer advances for construction have a carrying amount of $22.5 million and $22.0 million, respectively, at March 31, 2013 and December 31, 2012. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts) Three Months Ended March 31,
	2013		2012
Basic:	Income	Shares	Income	Shares
Net Income	$3,177	15,806	$1,807	15,692
Preferred Dividend	(52)		(52)
Earnings Applicable to Common Stock	$3,125	15,806	$1,755	15,692

Basic EPS	$0.20		$0.11

Diluted:
Earnings Applicable to Common Stock	$3,125	15,806	$1,755	15,692
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$3,163	16,069	$1,793	15,955

Diluted EPS	$0.20		$0.11

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

Index

	(In Thousands)
	Three Months Ended March 31,
Operations by Segments:	2013	2012
Revenues:
Regulated	$23,424	$20,858
Non – Regulated	3,736	2,758
Inter-segment Elimination	(122)	(70)
Consolidated Revenues	$27,038	$23,546

Operating Income:
Regulated	$5,338	$3,503
Non – Regulated	527	374
Consolidated Operating Income	$5,865	$3,877

Net Income:
Regulated	$2,910	$1,587
Non – Regulated	267	220
Consolidated Net Income	$3,177	$1,807

Capital Expenditures:
Regulated	$4,401	$6,039
Non – Regulated	105	394
Total Capital Expenditures	$4,506	$6,433

	As of March 31, 2013	As of December 31, 2012
Assets:
Regulated	$545,108	$560,165
Non – Regulated	11,089	11,674
Inter-segment Elimination	(10,053)	(10,113)
Consolidated Assets	$546,144	$561,726

Note 6 – Short-term Borrowings

As of March 31, 2013, the Company has established lines of credit aggregating $60.0 million. At March 31, 2013, the outstanding borrowings under these credit lines were $27.5 million at a weighted average interest rate of 1.39%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $27.9 million and $23.8 million at 1.40% and 1.31% for the three months ended March 31, 2013 and 2012, respectively.

The maturity dates for the $27.5 million outstanding as of March 31, 2013 are all in April 2013 and are extendable at the discretion of the Company.

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

Index

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

Purchased water costs are shown below:

	(In Thousands) Three Months Ended March 31,
	2013	2012
Purchased Water
Treated	$761	$719
Untreated	606	612
Total Costs	$1,367	$1,331

Construction

The Company has budgeted approximately $22.7 million on its construction program in 2013. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended March 31, 2013 and 2012, the Company made Pension Plan cash contributions of $0.6 million and $0.8 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $2.7 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Index

Other Postretirement Benefits

The Company’s postretirement plan other than pensions (Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Effective January 1, 2013, the Company has amended a provision of the Other Benefits Plan increasing the level of retiree contributions required towards the insurance premiums. Eligible employees retiring in 2013 and beyond will contribute a higher percentage towards their healthcare premiums. The amendment resulted in a $10.2 million decrease in the Company’s Employee Benefit Plans’ Liability, and related Regulatory Asset, as of January 1, 2013. For the three months ended March 31, 2013 and 2012, the Company made Other Benefits Plan cash contributions of $0.7 million and $0.8 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.5 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012

Service Cost	$575	$550	$334	$446
Interest Cost	617	604	399	467
Expected Return on Assets	(724)	(615)	(406)	(314)
Amortization of Unrecognized Losses	408	387	516	441
Amortization of Unrecognized Prior Service Cost (Credit)	2	2	(432)	—
Amortization of Transition Obligation	—	—	—	34
Net Periodic Benefit Cost	$878	$928	$411	$1,074

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements

Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

-	statements as to expected financial condition, performance, prospects and earnings of the Company;
-	statements regarding strategic plans for growth;
-	statements regarding the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-	statements as to the Company’s expected liquidity needs during the upcoming fiscal year and beyond and statements as to the sources and availability of funds to meet its liquidity needs;
-	statements as to expected customer rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	statements as to financial projections;
-	statements as to the expected amount of cash contributions to fund the Company’s retirement benefit plans, anticipated discount rates and rates of return on retirement benefit plan assets;
-	statements as to the ability of the Company to pay dividends;
-	statements as to the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	statements as to the safety and reliability of the Company’s equipment, facilities and operations;
-	statements as to the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	statements as to trends; and
-	statements regarding the availability and quality of our water supply.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 37,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 4,600 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 2,400 residential retail customers. We expect our regulated wastewater operations in Delaware will eventually become a more significant component of our operations.

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

Recent Developments

Rate Matters

Middlesex - In April 2013, the New Jersey Board of Public Utilities (NJBPU) approved a Middlesex petition to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility.

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

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

TESI – In November 2012, TESI filed an application with the Delaware Public Service Commission (DEPSC) seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. TESI’s willingness to purchase the Plantation’s wastewater system is contingent upon several requirements being met to TESI’s satisfaction including, among other things, the DEPSC’s approval of both applications and a rate decision by the DEPSC that provides TESI a reasonable opportunity to earn its authorized return from the date of acquisition. Evidentiary hearings have been scheduled for early June 2013. We cannot predict whether the DEPSC will ultimately approve or deny the application. A decision by the DEPSC is not expected until the third quarter of 2013.

Outlook

Revenues for 2013 are expected to be favorably impacted by the full year effect of approved 2012 and 2013 base rate increases for Middlesex, Tidewater, TESI, Southern Shores, Twin Lakes, Pinelands Water and Pinelands Wastewater. Also expected to contribute to additional revenues in 2013 are the Tidewater DSIC and the Middlesex PWAC and DSIC.

Index

Middlesex has received notification from the Borough of Sayreville, New Jersey (Sayreville), one of Middlesex's wholesale contract customers, that Sayreville will not be renewing its contract for the purchase of water from Middlesex. In accordance with the terms, this contract will remain in effect through August 12, 2013. Middlesex is exploring options with Sayreville for its ongoing emergency water supply requirements. Gross operating revenues from water sales to Sayreville amounted to $1.9 million in 2012. In addition, Hess Corporation (Hess), Middlesex's largest retail water customer, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. Revenues from Hess amounted to $2.6 million in 2012. Revenue reductions from either of these customers are expected to accelerate the need for Middlesex to file a base rate increase petition with the NJBPU in 2013.

Effective January 1, 2013, the Company has amended a provision of its postretirement medical plan (Other Benefits Plan) increasing the level of retiree contributions required towards the insurance premiums. Eligible employees retiring in 2013 and beyond will contribute a higher percentage towards their postretirement healthcare premiums. This amendment, combined with somewhat improved performance in 2012 on our investment of retirement plan funds, is expected to lower employee benefit plan expenses by approximately $2.8 million in 2013, as compared to 2012.  In addition, we expect our cash contributions to our Other Benefits Plan to decrease to $2.2 million in 2013 from $3.9 million in 2012.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our Employee Benefit Plans.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s July 2012 rate increase.

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

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated-USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2013

	(In Thousands)
	Three Months Ended March 31,
	2013			2012
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$23,392	$3,646	$27,038	$20,841	$2,705	$23,546
Operations and maintenance expenses	12,447	2,983	15,430	12,156	2,219	14,375
Depreciation	2,664	45	2,709	2,512	36	2,548
Other taxes	2,943	91	3,034	2,670	76	2,746
Operating income	5,338	527	5,865	3,503	374	3,877

Other income, net	125	—	125	141	47	188
Interest expense	1,131	24	1,155	1,332	22	1,354
Income taxes	1,422	236	1,658	725	179	904
Net income	$2,910	$267	$3,177	$1,587	$220	$1,807

Operating Revenues

Operating revenues for the three months ended March 31, 2013 increased $3.5 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $2.0 million, primarily due to the July 2012 base water rate increase:
o	Sales to General Metered Service customers increased by $1.6 million; and
o	Contract Sales to Municipalities increased by $0.4 million;
•	Tidewater System revenues increased $0.5 million, primarily due to increased fees for new customer connections to our water system and the June 2012 implementation of the final component of the base rate increase. Interim rates had been in effect since November 2011;
•	USA’s revenues increased $0.7 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy; and
•	TESI’s revenues increased $0.1 million, primarily due to the June 2012 base rate increase.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2013 increased $1.1 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.3 million due to lower capitalized payroll, increased overtime expended on emergency repairs and higher average labor rates. These increases were partially offset by a workforce reduction in our Delaware operations in March 2012;
15

Index
•	Variable production costs increased $0.2 million, primarily due to higher water treatment costs;
•	Water main break costs increased $0.1 million, as we experienced a higher number of main breaks in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.1 million increase in labor costs, a $0.1 million increase in other contract operation costs and a $0.4 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses increased $0.4 million due primarily to lower capitalized benefits and premium increases for healthcare insurance coverage. These increases were completely offset by lower costs of $0.6 million due to the amendment of the Other Benefits Plan for future retiree contributions; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended March 31, 2013 increased $0.2 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2013 increased $0.3 million from the same period in 2012, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Interest Charges

Interest charges for the three months ended March 31, 2013 decreased $0.2 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in the fourth quarter of 2012.

Other Income, net

Other Income, net for the three months ended March 31, 2013 decreased $0.1 million from the same period in 2012, primarily due to lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances.

Income Taxes

Income taxes for the three months ended March 31, 2013 increased $0.8 million from the same period in 2012, due to increased operating income in 2013 as compared to 2012.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2013 increased $1.4 million from the same period in 2012. Basic and diluted earnings per share increased to $0.20 for the three months ended March 31, 2013, as compared to $0.11 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2013, cash flows from operating activities increased $3.1 million to $10.3 million. Increased net income resulting from rate increases that went into effect in 2012 were the primary reason for the increase in cash flow. The $10.3 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

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

The capital investment program for 2013 is currently estimated to be $22.7 million.  Through March 31, 2013, we have expended $4.5 million and expect to incur approximately $18.2 million for capital projects for the remainder of 2013.

We currently project that we may expend approximately $50.3 million for capital projects in 2014 and 2015. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2013, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $1.4 million and $0.7 million, respectively) and, once the pending New Jersey SRF loan transaction scheduled to close in late May 2013 is complete, up to $4.0 million of proceeds from the 2013 New Jersey SRF Program. The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2013, the outstanding borrowings under these credit lines were $27.5 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.1 million of the current portion of 36 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Our risks associated with commodity price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

We are exposed to credit risk for both our Regulated and Non-Regulated business segments. Our Regulated operations serve residential, commercial, industrial and municipal customers while our Non-Regulated operations engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

Index

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 7, 2013

