Form 10-Q
period 2013-06-30
MIDDLESEX WATER CO
filed 2013-08-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐          No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2013: Common Stock, No Par Value: 15,847,729 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating Revenues	$29,102	$27,401	$56,140	$50,947

Operating Expenses:
Operations and Maintenance	15,148	14,765	30,578	29,140
Depreciation	2,725	2,582	5,434	5,130
Other Taxes	3,058	2,844	6,092	5,590

Total Operating Expenses	20,931	20,191	42,104	39,860

Operating Income	8,171	7,210	14,036	11,087

Other Income (Expense):
Allowance for Funds Used During Construction	89	137	127	273
Other Income	—	125	97	317
Other Expense	(11)	(11)	(21)	(151)

Total Other Income, net	78	251	203	439

Interest Charges	1,538	1,779	2,693	3,133

Income before Income Taxes	6,711	5,682	11,546	8,393

Income Taxes	2,230	1,957	3,888	2,861

Net Income	4,481	3,725	7,658	5,532

Preferred Stock Dividend Requirements	51	51	103	103

Earnings Applicable to Common Stock	$4,430	$3,674	$7,555	$5,429

Earnings per share of Common Stock:
Basic	$0.28	$0.23	$0.48	$0.35
Diluted	$0.28	$0.23	$0.47	$0.35

Average Number of
Common Shares Outstanding :
Basic	15,829	15,716	15,818	15,704
Diluted	16,092	15,979	16,081	15,967

Cash Dividends Paid per Common Share	$0.1875	$0.1850	$0.3750	$0.3700

See Notes to Condensed Consolidated Financial Statements. 1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2013	2012
UTILITY PLANT:	Water Production	$130,503	$129,840
	Transmission and Distribution	346,973	343,074
	General	55,433	54,830
	Construction Work in Progress	12,780	7,834
	TOTAL	545,689	535,578
	Less Accumulated Depreciation	104,884	100,360
	UTILITY PLANT - NET	440,805	435,218

CURRENT ASSETS:	Cash and Cash Equivalents	2,992	3,025
	Accounts Receivable, net	11,558	12,447
	Unbilled Revenues	6,731	5,483
	Materials and Supplies (at average cost)	2,104	1,403
	Prepayments	2,734	2,255
	TOTAL CURRENT ASSETS	26,119	24,613

DEFERRED CHARGES	Unamortized Debt Expense	3,596	3,606
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,024	5,117
	Regulatory Assets	59,455	72,831
	Operations Contracts, Developer and Other Receivables	598	992
	Restricted Cash	5,362	9,019
	Non-utility Assets - Net	11,076	9,882
	Other	390	448
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	85,501	101,895
	TOTAL ASSETS	$552,425	$561,726

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$144,724	$143,572
	Retained Earnings	39,685	38,060
	TOTAL COMMON EQUITY	184,409	181,632
	Preferred Stock	3,353	3,353
	Long-term Debt	133,504	131,467
	TOTAL CAPITALIZATION	321,266	316,452

CURRENT	Current Portion of Long-term Debt	5,285	11,130
LIABILITIES:	Notes Payable	27,950	27,950
	Accounts Payable	5,133	3,808
	Accrued Taxes	9,796	9,266
	Accrued Interest	1,144	955
	Unearned Revenues and Advanced Service Fees	759	756
	Other	1,950	2,067
	TOTAL CURRENT LIABILITIES	52,017	55,932

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,944	21,990
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,028	1,068
	Accumulated Deferred Income Taxes	40,920	41,776
	Employee Benefit Plans	44,288	54,768
	Regulatory Liability - Cost of Utility Plant Removal	9,230	8,811
	Other	991	973
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	118,401	129,386

CONTRIBUTIONS IN AID OF CONSTRUCTION		60,741	59,956
	TOTAL CAPITALIZATION AND LIABILITIES	$552,425	$561,726

See Notes to Condensed Consolidated Financial Statements. 2

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,658	$5,532
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,705	5,489
Provision for Deferred Income Taxes and Investment Tax Credits	1,075	990
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(82)	(170)
Cash Surrender Value of Life Insurance	(112)	(90)
Stock Compensation Expense	269	372
Changes in Assets and Liabilities:
Receivables	1,283	4,201
Unbilled Revenues	(1,248)	(1,351)
Materials & Supplies	(701)	(18)
Prepayments	(479)	(620)
Accounts Payable	1,325	(909)
Accrued Taxes	530	1,405
Accrued Interest	189	(6)
Employee Benefit Plans	767	1,846
Unearned Revenue & Advanced Service Fees	3	9
Other Assets and Liabilities	14	(867)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,196	15,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $45 in 2013, $103 in 2012	(10,222)	(12,574)
Restricted Cash	(2,630)	(2,578)
Investment in Joint Venture	(1,005)	(500)

NET CASH USED IN INVESTING ACTIVITIES	(13,857)	(15,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,724)	(1,590)
Proceeds from Issuance of Long-term Debt	3,987	4,929
Net Short-term Bank Borrowings	—	1,000
Deferred Debt Issuance Expense	—	(22)
Restricted Cash	6,070	—
Proceeds from Issuance of Common Stock	883	788
Payment of Common Dividends	(5,930)	(5,809)
Payment of Preferred Dividends	(103)	(103)
Construction Advances and Contributions-Net	445	267

NET CASH USED IN FINANCING ACTIVITIES	(2,372)	(540)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(33)	(379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,025	3,106
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,992	$2,727

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$291	$453
Long-term Debt Deobligation	$64	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,627	$3,208
Interest Capitalized	$45	$103
Income Taxes	$3,190	$774

See Notes to Condensed Consolidated Financial Statements. 3

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		June 30,	December 31,
		2013	2012
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2013 - 15,844	$144,724	$143,572
	2012 - 15,795

	Retained Earnings	39,685	38,060
	TOTAL COMMON EQUITY	$184,409	$181,632

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 134
	Shares Outstanding - 32
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 7	816	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$3,353	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,089	$2,169
	6.25%, Amortizing Secured Note, due May 19, 2028	6,265	6,475
	6.44%, Amortizing Secured Note, due August 25, 2030	4,807	4,947
	6.46%, Amortizing Secured Note, due September 19, 2031	5,087	5,227
	4.22%, State Revolving Trust Note, due December 31, 2022	486	506
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,305	3,413
	3.49%, State Revolving Trust Note, due January 25, 2027	586	602
	4.03%, State Revolving Trust Note, due December 1, 2026	763	784
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	388	388
	0.00%, State Revolving Fund Bond, due August 1, 2021	313	320
	3.64%, State Revolving Trust Note, due July 1, 2028	339	347
	3.64%, State Revolving Trust Note, due January 1, 2028	113	116
	3.45%, State Revolving Trust Note, due August 1, 2031	409	397
	6.59%, Amortizing Secured Note, due April 20, 2029	5,523	5,697
	7.05%, Amortizing Secured Note, due January 20, 2030	4,146	4,271
	5.69%, Amortizing Secured Note, due January 20, 2030	8,504	8,761
	3.75%, State Revolving Trust Note, due July 1, 2031	2,565	2,615
	3.75%, State Revolving Trust Note, due November 30, 2030	1,361	1,388
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	316	322
	4.25% to 4.63%, Series Y, due September 1, 2018	355	355
	0.00%, Series Z, due September 1, 2019	766	782
	5.25% to 5.75%, Series AA, due September 1, 2019	955	955
	0.00%, Series BB, due September 1, 2021	1,064	1,085
	4.00% to 5.00%, Series CC, due September 1, 2021	1,275	1,275
	5.10%, Series DD, due January 1, 2032	—	6,000
	0.00%, Series EE, due August 1, 2023	4,295	4,386
	3.00% to 5.50%, Series FF, due August 1, 2024	5,755	5,755
	0.00%, Series GG, due August 1, 2026	1,242	1,262
	4.00% to 5.00%, Series HH, due August 1, 2026	1,560	1,560
	0.00%, Series II, due August 1, 2024	1,038	1,060
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,235	1,235
	0.00%, Series KK, due August 1, 2028	1,410	1,435
	5.00% to 5.50%, Series LL, due August 1, 2028	1,570	1,570
	0.00%, Series MM, due August 1, 2030	1,704	1,801
	3.00% to 4.375%, Series NN, due August 1, 2030	1,910	1,910
	0.00%, Series OO, due August 1, 2031	2,809	2,860
	2.00% to 5.00%, Series PP, due August 1, 2031	915	915
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,960	—
	3.00% to 3.25%, Series UU, due August 1, 2032	1,015	—
	SUBTOTAL LONG-TERM DEBT	136,613	140,361
	Add: Premium on Issuance of Long-term Debt	2,176	2,236
	Less: Current Portion of Long-term Debt	(5,285)	(11,130)
	TOTAL LONG-TERM DEBT	$133,504	$131,467

See Notes to Condensed Consolidated Financial Statements. 4

Index

MIDDLESEX WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Recent Developments

Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Tidewater Environmental Services, Inc. (TESI), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates  (Perth Amboy) Inc. (USA-PA), and Twin Lakes Utilities, Inc. (Twin Lakes). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The financial statements for Middlesex are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The consolidated notes within the 2012 Annual Report on Form 10-K (the 2012 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three and six month periods ended June 30, 2013, and 2012. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

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

Recent Accounting Guidance

In the second quarter of 2013, there was no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate Matters

Middlesex – In June 2013, the NJBPU approved a Middlesex Petition to defer approximately $0.4 million of costs of Superstorm Sandy related costs. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier. Middlesex will seek recovery of any Superstorm Sandy related costs not recovered through insurance in its next base rate increase proceeding. Middlesex cannot predict the timing of or whether these costs, if any, will be recovered through insurance or in its next base rate proceeding.

In April 2013, the NJBPU approved a Middlesex Petition to establish a Purchased Water Adjustment Clause and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility.

Index

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

TESI – In November 2012, TESI filed an application with the Delaware Public Service Commission (DEPSC) seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. TESI’s willingness to purchase the Plantations’ wastewater system is contingent upon several requirements being met to TESI’s satisfaction, including, among other things, the DEPSC’s approval of the sale and transfer application as well as a rate decision by the DEPSC that provides TESI a reasonable opportunity to earn its authorized return from the date of acquisition. In June 2013, a settlement agreement executed by TESI, the DEPSC Staff and the Delaware Department of the Public Advocate was submitted to a DEPSC-appointed Hearing Examiner as part of an evidentiary hearing. The homeowners association of the Plantations elected not to execute the settlement agreement and submitted objections to the Hearing Examiner. We cannot predict whether the DEPSC will ultimately approve or deny the settlement agreement. A decision by the DEPSC is not expected until the middle of the third quarter of 2013.

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2013 and 2012, there were 45,378 common shares (approximately $0.9 million) and 42,472 common shares (approximately $0.8 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan). In May 2013 and May 2012, the Company granted and issued 5,432 (approximately $0.1 million) and 5,768 shares (approximately $0.1 million) of common stock, respectively, to the non-management directors under the Outside Director Stock Compensation Plan.

Long-term Debt

In May 2013, Middlesex borrowed $4.0 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series TT ($3.0 million) and Series UU ($1.0 million). The interest rate on the Series TT bond is zero and the interest rate on the Series UU bond ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2032. Proceeds were recorded as Restricted Cash and may only be used for the Middlesex 2013 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system.

Index

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to First Mortgage and SRF Bonds (Bonds) is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$89,565	$84,195	$91,938	$93,556
SRF Bonds	$701	$704	$708	$712

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $46.3 million at June 30, 2013 and $47.7 million at December 31, 2012. Customer advances for construction have a carrying amount of $21.9 million and $22.0 million, respectively, at June 30, 2013 and December 31, 2012. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2013		2012
Basic:	Income	Shares	Income	Shares
Net Income	$4,481	15,829	$3,725	15,716
Preferred Dividend	(51)		(51)
Earnings Applicable to Common Stock	$4,430	15,829	$3,674	15,716

Basic EPS	$0.28		$0.23

Diluted:
Earnings Applicable to Common Stock	$4,430	15,829	$3,674	15,716
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	14	96	14	96
Adjusted Earnings Applicable to Common Stock	$4,468	16,092	$3,712	15,979

Diluted EPS	$0.28		$0.23

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2013		2012
Basic:	Income	Shares	Income	Shares
Net Income	$7,658	15,818	$5,532	15,704
Preferred Dividend	(103)		(103)
Earnings Applicable to Common Stock	$7,555	15,818	$5,429	15,704

Basic EPS	$0.48		$0.35

Diluted:
Earnings Applicable to Common Stock	$7,555	15,818	$5,429	15,704
$7.00 Series Preferred Dividend	49	167	49	167
$8.00 Series Preferred Dividend	28	96	28	96
Adjusted Earnings Applicable to Common Stock	$7,632	16,081	$5,506	15,967

Diluted EPS	$0.47		$0.35

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2013	2012	2013	2012
Revenues:
Regulated	$25,637	$24,442	$49,061	$45,300
Non – Regulated	3,580	3,089	7,316	5,847
Inter-segment Elimination	(115)	(130)	(237)	(200)
Consolidated Revenues	$29,102	$27,401	$56,140	$50,947

Operating Income:
Regulated	$7,678	$6,878	$13,016	$10,381
Non – Regulated	493	332	1,020	706
Consolidated Operating Income	$8,171	$7,210	$14,036	$11,087

Net Income:
Regulated	$4,235	$3,557	$7,145	$5,144
Non – Regulated	246	168	513	388
Consolidated Net Income	$4,481	$3,725	$7,658	$5,532

Capital Expenditures:
Regulated	$5,703	$6,296	$10,104	$12,335
Non – Regulated	13	140	118	239
Total Capital Expenditures	$5,716	$6,436	$10,222	$12,574

	As of	As of
	June 30,	December 31,
	2013	2012
Assets:
Regulated	$551,039	$560,165
Non – Regulated	11,444	11,674
Inter-segment Elimination	(10,058)	(10,113)
Consolidated Assets	$552,425	$561,726

Note 6 – Short-term Borrowings

As of June 30, 2013, the Company has established lines of credit aggregating $60.0 million. At June 30, 2013, the outstanding borrowings under these credit lines were $28.0 million at a weighted average interest rate of 1.27%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average Daily Amounts Outstanding	$25,873	$24,635	$26,895	$24,102
Weighted Average Interest Rates	1.34%	1.38%	1.37%	1.35%

The maturity dates for the $28 million outstanding as of June 30, 2013 are all in July 2013 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Treated	$762	$775	$1,523	$1,494
Untreated	515	516	1,121	1,128
Total Costs	$1,277	$1,291	$2,644	$2,622

Construction

The Company expects to spend approximately $21.9 million on its construction program in 2013. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

Index

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended June 30, 2013 and 2012, the Company did not make any Pension Plan cash contributions. For the six months ended June 30, 2013 and 2012, the Company made Pension Plan cash contributions of $0.6 and $0.8 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $2.7 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s postretirement plan other than pensions (Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Effective January 1, 2013, the Company has amended a provision of the Other Benefits Plan increasing the level of retiree contributions required towards the insurance premiums. Eligible employees retiring in 2013 and beyond will contribute a higher percentage towards their healthcare premiums.  The amendment resulted in a $10.2 million decrease in the Company’s Employee Benefit Plans’ Liability, and related Regulatory Asset, as of January 1, 2013. For the three months ended June 30, 2013 and 2012, the Company did not make any Other Benefits Plan cash contributions. For the six months ended June 30, 2013 and 2012, the Company made Other Benefits Plan cash contributions of $0.7 million and $0.8 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.5 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2013	2012	2013	2012

Service Cost	$575	$549	$335	$446
Interest Cost	617	604	398	467
Expected Return on Assets	(723)	(614)	(405)	(315)
Amortization of Unrecognized Losses	408	388	517	442
Amortization of Unrecognized Prior Service Cost	3	3	(432)	—
Amortization of Transition Obligation	—	—	—	34
Net Periodic Benefit Cost	$880	$930	$413	$1,074

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2013	2012	2013	2012

Service Cost	$1,150	$1,099	$669	$892
Interest Cost	1,234	1,208	797	934
Expected Return on Assets	(1,447)	(1,229)	(811)	(629)
Amortization of Unrecognized Losses	816	775	1,033	883
Amortization of Unrecognized Prior Service Cost	5	5	(864)	—
Amortization of Transition Obligation	—	—	—	68
Net Periodic Benefit Cost	$1,758	$1,858	$824	$2,148

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 300,000. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that is constructing, and will own and operate, facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities (full operation of the facilities is expected to begin in the third quarter of 2013). In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

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

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 2,400 retail customers. We expect our regulated wastewater operations in Delaware will continue to become a more significant component of our operations.

Index

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 100 retail customers in the Township of Shohola, Pike County, Pennsylvania.

The majority of our revenue is generated from residential retail and contract water services to customers in our service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with prior periods.

Recent Developments

Rate Matters

Middlesex - In June 2013, the New Jersey Board of Public Utilities (NJBPU) approved a Middlesex Petition to defer approximately $0.4 million of costs of Superstorm Sandy related costs. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier. Middlesex will seek recovery of any Superstorm Sandy related costs not recovered through insurance in its next base rate increase proceeding. Middlesex cannot predict the timing of or whether these costs, if any, will be recovered through insurance or in its next base rate proceeding.

In April 2013, the NJBPU approved a Middlesex Petition to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

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

TESI – In November 2012, TESI filed an application with the Delaware Public Service Commission (DEPSC) seeking approval to purchase all of the utility assets of the 600 customer wastewater system serving the residents of the Plantations development (the Plantations) in Rehoboth Beach, Delaware. The application also requests the transfer of the wastewater franchise from the current owner to TESI. In connection with this transaction, TESI also filed an application with DEPSC seeking an approximate $0.1 million increase in the Plantations’ residents base wastewater rates. TESI’s willingness to purchase the Plantations’ wastewater system is contingent upon several requirements being met to TESI’s satisfaction, including, among other things, the DEPSC’s approval of the sale and transfer application as well as a rate decision by the DEPSC that provides TESI a reasonable opportunity to earn its authorized return from the date of acquisition. In June 2013, a settlement agreement executed by TESI, the DEPSC Staff and the Delaware Department of the Public Advocate was submitted to a DEPSC-appointed Hearing Examiner as part of an evidentiary hearing. The homeowners association of the Plantations elected not to execute the settlement agreement and submitted objections to the Hearing Examiner. We cannot predict whether the DEPSC will ultimately approve or deny the settlement agreement. A decision by the DEPSC is not expected until the middle of the third quarter of 2013.

Index

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

Revenues and earnings are influenced by weather. Recent levels of precipitation and unexpected weather patterns have negatively impacted usage by our water customers in New Jersey and Delaware. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continue to implement plans to streamline operations and reduce operating costs.

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

Results of Operations – Three Months Ended June 30, 2013

	(In Thousands)
	Three Months Ended June 30,
	2013			2012
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$25,610	$3,492	$29,102	$24,389	$3,012	$27,401
Operations and maintenance expenses	12,286	2,862	15,148	12,207	2,558	14,765
Depreciation expense	2,680	45	2,725	2,541	41	2,582
Other taxes	2,966	92	3,058	2,763	81	2,844
Operating income	7,678	493	8,171	6,878	332	7,210

Other income, net	78	—	78	235	16	251
Interest expense	1,514	24	1,538	1,754	25	1,779
Income taxes	2,007	223	2,230	1,802	155	1,957
Net income	$4,235	$246	$4,481	$3,557	$168	$3,725

Operating Revenues

Operating revenues for the three months ended June 30, 2013 increased $1.7 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.3 million due to:
o	Sales to General Metered Service (GMS) customers increased by $0.8 million primarily due to the July 2012 base water rate increase partially offset by decreased GMS customer demand resulting from:
▪	greater than expected precipitation during the second quarter of 2013;
▪	Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see discussion in “Outlook” section above);
o	Contract Sales to Municipalities increased by $0.4 million, primarily due to the July 2012 base water rate increase and increased demand;
o	Operating revenues for all other categories increased $0.1 million;
17

Index
•	Tidewater System revenues decreased $0.2 million, primarily due to lower customer demand resulting from greater than expected precipitation during the second quarter of 2013 partially offset by increased fees for new water customer connections and the June 2012 implementation of the final component of the base rate increase. Interim rates had been in effect since November 2011;
•	USA’s revenues increased $0.4 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	TESI’s revenues increased $0.1 million, primarily due to the June 2012 base rate increase; and
•	All other subsidiaries revenues increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2013 increased $0.4 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.4 million due to lower capitalized payroll, increased overtime expended on emergency repairs and higher average labor rates;
•	Variable production costs increased $0.3 million, primarily from higher water treatment costs due to increased precipitation during the second quarter of 2013;
•	Water main break costs increased $0.1 million, as we experienced a higher number of main breaks in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.1 million increase in labor costs and a $0.2 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses increased $0.1 million due primarily to lower capitalized benefits. These increases were completely offset by lower costs of $0.6 million primarily due to the amendment of the Other Benefits Plan which increases contributions by future retirees; and
•	All other operation and maintenance expense categories decreased $0.2 million.

Depreciation

Depreciation expense for the three months ended June 30, 2013 increased $0.1 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2013 increased $0.2 million from the same period in 2012, primarily due to increased revenue related taxes on revenues in our Middlesex system.

Interest Charges

Interest charges for the three months ended June 30, 2013 decreased $0.2 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in the fourth quarter of 2012.

Other Income, net

Other Income, net for the three months ended June 30, 2013 decreased $0.2 million from the same period in 2012, primarily due to lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances, and lower rental income offset by increased earnings from investments.

Income Taxes

Income taxes for the three months ended June 30, 2013 increased $0.3 million from the same period in 2012, due to increased operating income in 2013 as compared to 2012.

Index

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2013 increased $0.8 million from the same period in 2012. Basic and diluted earnings per share increased to $0.28 for the three months ended June 30, 2013, as compared to $0.23 for the three months ended June 30, 2012.

Results of Operations – Six Months Ended June 30, 2013

	(In Thousands)
	Six Months Ended June 30,
	2013			2012
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$49,002	$7,138	$56,140	$45,230	$5,717	$50,947
Operations and maintenance expenses	24,733	5,845	30,578	24,363	4,777	29,140
Depreciation expense	5,344	90	5,434	5,053	77	5,130
Other taxes	5,909	183	6,092	5,433	157	5,590
Operating income	13,016	1,020	14,036	10,381	706	11,087

Other income, net	203	—	203	376	63	439
Interest expense	2,645	48	2,693	3,086	47	3,133
Income taxes	3,429	459	3,888	2,527	334	2,861
Net income	$7,145	$513	$7,658	$5,144	$388	$5,532

Operating Revenues

Operating revenues for the six months ended June 30, 2013 increased $5.2 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $3.2 million due to:
o	Sales to GMS customers increased by $2.4 million primarily due to the July 2012 base water rate increase partially offset by decreased GMS customer demand resulting from:
▪	Greater than expected precipitation during the second quarter of 2013;
▪	Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see discussion in “Outlook” section above);
o	Contract Sales to Municipalities increased by $0.8 million, primarily due to the July 2012 base water rate increase and increased demand;
•	Tidewater System revenues increased $0.3 million, primarily due to increased fees for new water customer connections and the June 2012 implementation of the final component of the base rate increase partially offset by lower customer demand resulting from greater than expected precipitation during the second quarter of 2013;
•	USA’s revenues increased $1.1 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	TESI’s revenues increased $0.2 million, primarily due to the June 2012 base rate increase; and
•	All other subsidiaries revenues increased $0.2 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2013 increased $1.4 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.6 million due to lower capitalized payroll, increased overtime expended on emergency repairs and higher average labor rates. These increases were partially offset by a workforce reduction in our Delaware operations in March 2012;
•	Variable production costs increased $0.5 million, primarily from higher water treatment costs due to increased precipitation during the second quarter of 2013;
•	Water main break costs increased $0.2 million, as we experienced a higher number of main breaks in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.2 million increase in labor costs and a $0.7 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses increased $0.5 million due primarily to lower capitalized benefits. These increases were completely offset by lower costs of $1.2 million primarily due to the amendment of the Other Benefits Plan which increases contributions by future retirees; and
•	All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the six months ended June 30, 2013 increased $0.3 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2013 increased $0.5 million from the same period in 2012, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Interest Charges

Interest charges for the six months ended June 30, 2013 decreased $0.4 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in the fourth quarter of 2012.

Other Income, net

Other Income, net for the six months ended June 30, 2013 decreased $0.2 million from the same period in 2012, primarily due to lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances and lower rental income offset by increased earnings from investments and costs incurred in 2012 related to potential projects at our Delaware subsidiaries.

Income Taxes

Income taxes for the six months ended June 30, 2013 increased $1.0 million from the same period in 2012, due to increased operating income in 2013 as compared to 2012.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2013 increased $2.1 million from the same period in 2012. Basic and diluted earnings per share increased to $0.48 and $0.47 for the six months ended June 30, 2013, respectively, as compared to $0.35 for the six months ended June 30, 2012.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2013, cash flows from operating activities increased $0.4 million to $16.2 million. Increased net income resulting from rate increases that went into effect in 2012 were the primary reason for the increase in cash flow. The $16.2 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

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

The capital investment program for 2013 is currently estimated to be approximately $21.9 million.  Through June 30, 2013, we have expended $10.2 million and expect to incur approximately $11.7 million for capital projects for the remainder of 2013.

We currently project that we may expend approximately $51.1 million for capital projects in 2014 and 2015. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2013, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the DRP;
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $4.1 million and $0.7 million, respectively). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2013, the outstanding borrowings under these credit lines were $28.0 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.3 million of the current portion of 37 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.33	Amended and Restated Line of Credit Note between registrant and PNC Bank

10.34	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A

10.35	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A

10.42	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT)

10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU)

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 2, 2013

