Form 10-Q
period 2013-09-30
MIDDLESEX WATER CO
filed 2013-11-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1114430 (IRS employer identification no.)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer  ☐  Accelerated filer  ☒   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2013: Common Stock, No Par Value: 15,919,974 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating Revenues	$31,285	$32,353	$87,424	$83,300

Operating Expenses:
Operations and Maintenance	15,120	15,600	45,698	44,740
Depreciation	2,772	2,629	8,205	7,759
Other Taxes	3,123	3,281	9,215	8,871

Total Operating Expenses	21,015	21,510	63,118	61,370

Operating Income	10,270	10,843	24,306	21,930

Other Income (Expense):
Allowance for Funds Used During Construction	104	110	230	383
Other Income	27	106	124	423
Other Expense	(1)	(4)	(21)	(155)

Total Other Income, net	130	212	333	651

Interest Charges	1,541	1,808	4,234	4,941

Income before Income Taxes	8,859	9,247	20,405	17,640

Income Taxes	3,052	3,109	6,940	5,970

Net Income	5,807	6,138	13,465	11,670

Preferred Stock Dividend Requirements	44	52	147	155

Earnings Applicable to Common Stock	$5,763	$6,086	$13,318	$11,515

Earnings per share of Common Stock:
Basic	$0.36	$0.39	$0.84	$0.73
Diluted	$0.36	$0.38	$0.83	$0.73

Average Number of
Common Shares Outstanding :
Basic	15,882	15,741	15,839	15,717
Diluted	16,117	16,004	16,093	15,980

Cash Dividends Paid per Common Share	$0.1875	$0.1850	$0.5625	$0.5550

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2013	2012
UTILITY PLANT:	Water Production	$131,854	$129,840
	Transmission and Distribution	352,038	343,074
	General	55,964	54,830
	Construction Work in Progress	10,334	7,834
	TOTAL	550,190	535,578
	Less Accumulated Depreciation	107,344	100,360
	UTILITY PLANT - NET	442,846	435,218

CURRENT ASSETS:	Cash and Cash Equivalents	2,937	3,025
	Accounts Receivable, net	12,706	12,447
	Unbilled Revenues	6,993	5,483
	Materials and Supplies (at average cost)	1,988	1,403
	Prepayments	2,691	2,255
	TOTAL CURRENT ASSETS	27,315	24,613

DEFERRED CHARGES	Unamortized Debt Expense	3,572	3,606
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	5,097	5,117
	Regulatory Assets	58,597	72,831
	Operations Contracts, Developer and Other Receivables	598	992
	Restricted Cash	3,091	9,019
	Non-utility Assets - Net	11,299	9,882
	Other	731	448
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	82,985	101,895
	TOTAL ASSETS	$553,146	$561,726

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$145,653	$143,572
	Retained Earnings	42,476	38,060
	TOTAL COMMON EQUITY	188,129	181,632
	Preferred Stock	2,886	3,353
	Long-term Debt	130,596	131,467
	TOTAL CAPITALIZATION	321,611	316,452

CURRENT	Current Portion of Long-term Debt	5,373	11,130
LIABILITIES:	Notes Payable	30,450	27,950
	Accounts Payable	4,374	3,808
	Accrued Taxes	9,224	9,266
	Accrued Interest	442	955
	Unearned Revenues and Advanced Service Fees	755	756
	Other	1,673	2,067
	TOTAL CURRENT LIABILITIES	52,291	55,932

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,788	21,990
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	1,009	1,068
	Accumulated Deferred Income Taxes	42,315	41,776
	Employee Benefit Plans	42,000	54,768
	Regulatory Liability - Cost of Utility Plant Removal	9,449	8,811
	Other	1,348	973
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	117,909	129,386

CONTRIBUTIONS IN AID OF CONSTRUCTION		61,335	59,956
	TOTAL CAPITALIZATION AND LIABILITIES	$553,146	$561,726

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,465	$11,670
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,833	8,349
Provision for Deferred Income Taxes and Investment Tax Credits	2,536	3,351
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(149)	(242)
Cash Surrender Value of Life Insurance	(174)	(132)
Stock Compensation Expense	357	456
Changes in Assets and Liabilities:
Accounts Receivable	135	1,520
Unbilled Revenues	(1,510)	(2,060)
Materials & Supplies	(585)	571
Prepayments	(436)	(640)
Accounts Payable	566	(1,464)
Accrued Taxes	(42)	1,393
Accrued Interest	(513)	(307)
Employee Benefit Plans	(1,033)	182
Unearned Revenue & Advanced Service Fees	(1)	19
Other Assets and Liabilities	(284)	(1,484)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,165	21,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $81 in 2013, $141 in 2012	(14,585)	(17,886)
Restricted Cash	(360)	(793)
Investment in Joint Venture	(1,205)	(1,000)

NET CASH USED IN INVESTING ACTIVITIES	(16,150)	(19,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(10,440)	(4,191)
Proceeds from Issuance of Long-term Debt	3,987	4,929
Net Short-term Bank Borrowings	2,500	3,500
Deferred Debt Issuance Expense	(55)	(22)
Restricted Cash	6,070	—
Proceeds from Issuance of Common Stock	1,257	1,193
Payment of Common Dividends	(8,902)	(8,720)
Payment of Preferred Dividends	(147)	(155)
Construction Advances and Contributions-Net	627	655

NET CASH USED IN FINANCING ACTIVITIES	(5,103)	(2,811)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(88)	(1,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,025	3,106
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,937	$1,798

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,324	$828
Long-term Debt Deobligation	$64	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,875	$5,276
Interest Capitalized	$81	$141
Income Taxes	$5,169	$1,313

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		September 30,	December 31,
		2013	2012
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2013 - 15,917	$145,653	$143,572
	2012 - 15,795

	Retained Earnings	42,476	38,060
	TOTAL COMMON EQUITY	$188,129	$181,632

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 130
	Shares Outstanding - 28
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 3	349	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,886	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,047	$2,169
	6.25%, Amortizing Secured Note, due May 19, 2028	6,160	6,475
	6.44%, Amortizing Secured Note, due August 25, 2030	4,737	4,947
	6.46%, Amortizing Secured Note, due September 19, 2031	5,017	5,227
	4.22%, State Revolving Trust Note, due December 31, 2022	486	506
	3.30% to 3.60%, State Revolving Trust Note, due May 1, 2025	3,287	3,413
	3.49%, State Revolving Trust Note, due January 25, 2027	569	602
	4.03%, State Revolving Trust Note, due December 1, 2026	763	784
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	344	388
	0.00%, State Revolving Fund Bond, due August 1, 2021	281	320
	3.64%, State Revolving Trust Note, due July 1, 2028	339	347
	3.64%, State Revolving Trust Note, due January 1, 2028	113	116
	3.45%, State Revolving Trust Note, due August 1, 2031	410	397
	6.59%, Amortizing Secured Note, due April 20, 2029	5,436	5,697
	7.05%, Amortizing Secured Note, due January 20, 2030	4,083	4,271
	5.69%, Amortizing Secured Note, due January 20, 2030	8,376	8,761
	3.75%, State Revolving Trust Note, due July 1, 2031	2,565	2,615
	3.75%, State Revolving Trust Note, due November 30, 2030	1,361	1,388
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	268	322
	4.25% to 4.63%, Series Y, due September 1, 2018	300	355
	0.00%, Series Z, due September 1, 2019	671	782
	5.25% to 5.75%, Series AA, due September 1, 2019	830	955
	0.00%, Series BB, due September 1, 2021	965	1,085
	4.00% to 5.00%, Series CC, due September 1, 2021	1,145	1,275
	5.10%, Series DD, due January 1, 2032	—	6,000
	0.00%, Series EE, due August 1, 2023	3,968	4,386
	3.00% to 5.50%, Series FF, due August 1, 2024	5,335	5,755
	0.00%, Series GG, due August 1, 2026	1,171	1,262
	4.00% to 5.00%, Series HH, due August 1, 2026	1,475	1,560
	0.00%, Series II, due August 1, 2024	971	1,060
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,165	1,235
	0.00%, Series KK, due August 1, 2028	1,346	1,435
	5.00% to 5.50%, Series LL, due August 1, 2028	1,505	1,570
	0.00%, Series MM, due August 1, 2030	1,637	1,801
	3.00% to 4.375%, Series NN, due August 1, 2030	1,835	1,910
	0.00%, Series OO, due August 1, 2031	2,709	2,860
	2.00% to 5.00%, Series PP, due August 1, 2031	885	915
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,860	—
	3.00% to 3.25%, Series UU, due August 1, 2032	1,015	—
	SUBTOTAL LONG-TERM DEBT	133,845	140,361
	Add: Premium on Issuance of Long-term Debt	2,124	2,236
	Less: Current Portion of Long-term Debt	(5,373)	(11,130)
	TOTAL LONG-TERM DEBT	$130,596	$131,467

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

The consolidated notes within the 2012 Annual Report on Form 10-K (the 2012 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Tidewater Awarded Water Privatization Contract for Dover Air Force Base

In September 2013, Tidewater entered into an agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Tidewater will provide DAFB with potable water service under a 50-year agreement. Tidewater intends to integrate the DAFB water system into its regulated utility operations, subject to Delaware Public Service Commission (DEPSC) regulatory approval. The agreement allows Tidewater up to one year to obtain all necessary DEPSC approvals and transition the DAFB water system to Tidewater. If approved by the DEPSC, this service to DAFB would initially add approximately $0.6 million of annual revenue.

Middlesex and Applied Water Management, Inc. Partner to Provide Leachate Pretreatment to Monmouth County, New Jersey Landfill

In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC (NSU), the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey.  Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014.  See Note 7 – Commitments and Contingent Liabilities for further discussion of Middlesex’s guaranty of AWM’s performance.

Middlesex Base Rate Increase Filing

Middlesex expects to file an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base rates in November 2013. The filing is necessary as a result of capital investments Middlesex has made, or has planned to make, increased operations and maintenance costs, and lost revenues resulting from ending a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Hess Corporation, Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Tidewater Base Rate Increase Filing

Tidewater expects to file an application with the DEPSC seeking permission to increase its base rates in November 2013. The request will be made as a result of capital investments Tidewater has made, or has planned to make, and increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014.

Recent Accounting Guidance

In the third quarter of 2013, there was no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate Matters

Middlesex – In June 2013, the NJBPU approved a Middlesex Petition to defer approximately $0.4 million of costs of Superstorm Sandy related costs. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier and has received an initial payment of $0.2 million. Middlesex will seek recovery of any Superstorm Sandy related costs not recovered through insurance in its next base rate proceeding. Middlesex cannot predict whether there will be any remaining costs after the insurance claim is closed or, if there are any remaining costs, whether they will be recovered in its next base rate proceeding.

In April 2013, the NJBPU approved a Middlesex Petition to establish a Purchased Water Adjustment Clause and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority (NJWSA) and treated water from a non-affiliated regulated water utility.

In November 2012, Middlesex filed a Petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $1.4 million. Middlesex expects to receive approval to implement a DSIC rate in the fourth quarter of 2013 designed to generate annual revenues of $0.3 million.

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

TESI - On October 1, 2013, TESI closed on its DEPSC-approved purchase of the wastewater utility assets of the Plantations development (the Plantations) for $0.4 million and began providing wastewater services to the 600 residential customers in the Plantations in Delaware. Annual revenues for serving the Plantations are expected to be approximately $0.2 million. Effective one year after acquisition, subject to completion of agreed-upon capital improvements to the Plantations wastewater system, TESI will be allowed to implement a 33.5% base wastewater rate increase.

 Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2013 and 2012, there were 63,649 common shares (approximately $1.3 million) and 64,034 common shares (approximately $1.2 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

The Company maintains a stock plan for its non-management directors (Outside Director Stock Compensation Plan). In May 2013 and May 2012, the Company granted and issued 5,432 (approximately $0.1 million) and 5,768 shares (approximately $0.1 million) of common stock, respectively, to the non-management directors under the Outside Director Stock Compensation Plan.

Preferred Stock

In August 2013, 4,000 shares ($0.5 million) of the Company’s no par $8.00 Series Cumulative and Convertible Preferred Stock was converted into 54,856 shares of common stock.

Long-term Debt

In May 2013, Middlesex borrowed $4.0 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series TT ($3.0 million) and Series UU ($1.0 million). The interest rate on the Series TT bond is zero and the interest rate on the Series UU bond ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2032. Proceeds were initially recorded as Restricted Cash and may only be used for the Middlesex 2013 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to First Mortgage and SRF Bonds (Bonds) is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$87,471	$80,193	$91,938	$93,556
SRF Bonds	$625	$628	$708	$712

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $45.7 million at September 30, 2013 and $47.7 million at December 31, 2012. Customer advances for construction have carrying amounts of $21.8 million and $22.0 million, respectively, at September 30, 2013 and December 31, 2012. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2013		2012
Basic:	Income	Shares	Income	Shares
Net Income	$5,807	15,882	$6,138	15,741
Preferred Dividend	(44)		(52)
Earnings Applicable to Common Stock	$5,763	15,882	$6,086	15,741

Basic EPS	$0.36		$0.39

Diluted:
Earnings Applicable to Common Stock	$5,763	15,882	$6,086	15,741
$7.00 Series Preferred Dividend	24	167	24	167
$8.00 Series Preferred Dividend	6	68	14	96
Adjusted Earnings Applicable to Common Stock	$5,793	16,117	$6,124	16,004

Diluted EPS	$0.36		$0.38

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2013		2012
Basic:	Income	Shares	Income	Shares
Net Income	$13,465	15,839	$11,670	15,717
Preferred Dividend	(147)		(155)
Earnings Applicable to Common Stock	$13,318	15,839	$11,515	15,717

Basic EPS	$0.84		$0.73

Diluted:
Earnings Applicable to Common Stock	$13,318	15,839	$11,515	15,717
$7.00 Series Preferred Dividend	73	167	73	167
$8.00 Series Preferred Dividend	34	87	42	96
Adjusted Earnings Applicable to Common Stock	$13,425	16,093	$11,630	15,980

Diluted EPS	$0.83		$0.73

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

		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2013	2012	2013	2012
Revenues:
Regulated	$27,981	$29,085	$77,042	$74,385
Non – Regulated	3,470	3,441	10,787	9,288
Inter-segment Elimination	(166)	(173)	(405)	(373)
Consolidated Revenues	$31,285	$32,353	$87,424	$83,300

Operating Income:
Regulated	$9,685	$10,417	$22,699	$20,798
Non – Regulated	585	426	1,607	1,132
Consolidated Operating Income	$10,270	$10,843	$24,306	$21,930

Net Income:
Regulated	$5,505	$5,926	$12,648	$11,070
Non – Regulated	302	212	817	600
Consolidated Net Income	$5,807	$6,138	$13,465	$11,670

Capital Expenditures:
Regulated	$4,313	$5,229	$14,417	$17,564
Non – Regulated	50	83	168	322
Total Capital Expenditures	$4,363	$5,312	$14,585	$17,886

	As of	As of
	September 30,	December 31,
	2013	2012
Assets:
Regulated	$555,470	$560,165
Non – Regulated	8,106	11,674
Inter-segment Elimination	(10,430)	(10,113)
Consolidated Assets	$553,146	$561,726

Note 6 – Short-term Borrowings

As of September 30, 2013, the Company has established lines of credit aggregating $60.0 million. At September 30, 2013, the outstanding borrowings under these credit lines were $30.5 million at a weighted average interest rate of 1.46%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average Daily Amounts Outstanding	$28,608	$26,867	$27,472	$25,122
Weighted Average Interest Rates	1.32%	1.52%	1.35%	1.41%

The maturity dates for the $30.5 million outstanding as of September 30, 2013 are all in October 2013 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Treated	$780	$772	$2,303	$2,266
Untreated	618	663	1,739	1,791
Total Costs	$1,398	$1,435	$4,042	$4,057

Guarantees

In September 2013, Middlesex entered into an agreement with Monmouth County to serve as guarantor of the performance of AWM to design, construct and operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey (see Note 1 – Basis of Presentation and Recent Developments for further discussion of Middlesex’s guaranty of AWM’s performance).  Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014.  In addition, Middlesex entered into agreements with AWM and NSU, the parent company of AWM, whereby, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, Middlesex provides operational support to the project, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would have the opportunity to fulfill the construction and operational commitments of AWM. As of September 30, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.4 million.

Construction

The Company expects to spend approximately $18.5 million on its construction program in 2013. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended September 30, 2013 and 2012, the Company made Pension Plan cash contributions of $1.9 million and $1.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company made Pension Plan cash contributions of $2.6 million and $2.5 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $0.7 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s postretirement plan other than pensions (Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Effective January 1, 2013, the Company has amended a provision of the Other Benefits Plan increasing the level of retiree contributions required towards the insurance premiums. Eligible employees retiring in 2013 and beyond will contribute a higher percentage towards their healthcare premiums.  The amendment resulted in a $10.2 million decrease in the Company’s Employee Benefit Plans’ Liability, and related Regulatory Asset, as of January 1, 2013. For the three months ended September 30, 2013 and 2012, the Company made Other Benefits Plan cash contributions of $1.0 million and $1.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company made Other Benefits Plan cash contributions of $1.7 million and $2.5 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $0.5 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

		(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2013	2012	2013	2012

Service Cost	$575	$550	$334	$446
Interest Cost	617	604	399	467
Expected Return on Assets	(724)	(615)	(406)	(314)
Amortization of Unrecognized Losses	408	387	516	441
Amortization of Unrecognized Prior Service Cost	2	2	(432)	—
Amortization of Transition Obligation	—	—	—	33
Net Periodic Benefit Cost	$878	$928	$411	$1,073

		(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2013	2012	2013	2012

Service Cost	$1,725	$1,649	$1,003	$1,338
Interest Cost	1,851	1,812	1,196	1,401
Expected Return on Assets	(2,171)	(1,844)	(1,217)	(943)
Amortization of Unrecognized Losses	1,224	1,162	1,549	1,324
Amortization of Unrecognized Prior Service Cost	7	7	(1,296)	—
Amortization of Transition Obligation	—	—	—	101
Net Periodic Benefit Cost	$2,636	$2,786	$1,235	$3,221

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	costs required to evaluate business development opportunities that are not realized;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into projects; and
-	other factors discussed elsewhere in this quarterly report.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 300,000. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that owns and operates facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities. In partnership with our subsidiary, USA-PA, we operate the water supply and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview system provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts, which increases based on growth in Home Serve’s services to our customers.

On July 1, 2012, USA began service to the Borough of Avalon, New Jersey (Avalon) under a ten-year operations and maintenance contract for the Avalon water utility, sewer utility and storm water systems. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency response and management of capital projects funded by Avalon.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 37,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 4,600 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,000 retail customers.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 100 retail customers in the Township of Shohola, Pike County, Pennsylvania.

The majority of our revenue is generated from residential retail water service in our franchise territories, as well as contract water service to municipal customers in neighboring communities. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with prior periods.

Recent Developments

Tidewater Awarded Water Privatization Contract for Dover Air Force Base

In September 2013, Tidewater entered into an agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Tidewater will provide DAFB with potable water service under a 50-year agreement. Tidewater intends to integrate the DAFB water system into its regulated utility operations, subject to Delaware Public Service Commission (DEPSC) regulatory approval. The agreement allows Tidewater up to one year to obtain all necessary DEPSC approvals and transition the DAFB water system to Tidewater. If approved by the DEPSC, this service to DAFB would initially add approximately $0.6 million of annual revenues.

Middlesex and Applied Water Management, Inc. Partner to Provide Leachate Pretreatment to Monmouth County, New Jersey Landfill

In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, AWM’s parent company, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a new leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey.  Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014.

Middlesex Base Rate Increase Filing

Middlesex expects to file an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base rates in November 2013. The filing is necessary as a result of capital investments Middlesex has made, or has planned to make, increased operations and maintenance costs, and lost revenues resulting from ending a wholesale water sales contract with the Borough of Sayreville, New Jersey (Sayreville) in August 2013 and Hess Corporation (Hess), Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see “Outlook” below for further discussion of Sayreville and Hess). We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Tidewater Base Rate Increase Filing

Tidewater expects to file an application with the DEPSC seeking permission to increase its base rates in November 2013. The request will be made as a result of capital investments Tidewater has made, or has planned to make, and increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014.

Rate Matters

Middlesex – In June 2013, the NJBPU approved a Middlesex Petition to defer approximately $0.4 million of costs of Superstorm Sandy related costs. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier and has received an initial payment of $0.2 million. Middlesex will seek recovery of any Superstorm Sandy related costs not recovered through insurance in its next base rate proceeding. Middlesex cannot predict whether there will be any remaining costs after the insurance claim is closed or, if there are any remaining costs, whether they will be recovered in its next base rate proceeding.

In April 2013, the NJBPU approved a Middlesex Petition to establish a Purchased Water Adjustment Clause (PWAC) and implement a tariff rate sufficient to recover increased costs of $0.1 million to purchase untreated water from the New Jersey Water Supply Authority and treated water from a non-affiliated regulated water utility.

In November 2012, Middlesex filed a Petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In February 2013, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $1.4 million. Middlesex expects to receive approval to implement a DSIC rate in the fourth quarter of 2013 designed to generate annual revenues of $0.3 million.

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

TESI - On October 1, 2013, TESI closed on its DEPSC-approved purchase of the wastewater utility assets of the Plantations development (the Plantations) for $0.4 million and began providing wastewater services to the 600 residential customers residing in the Plantations in Delaware. Annual revenues for serving the Plantations are expected to be approximately $0.2 million. Effective one year after acquisition, subject to completion of agreed-upon capital improvements to the Plantations wastewater system, TESI will be allowed to implement a 33.5% base wastewater rate increase.

Outlook

Revenues for the remainder of 2013 are expected to be favorably impacted by the full year effect of approved 2012 and 2013 base rate increases for Middlesex, Tidewater, TESI, Southern Shores, Twin Lakes, Pinelands Water and Pinelands Wastewater. Also expected to contribute to additional revenues in 2013 are the Tidewater DSIC and the Middlesex PWAC and DSIC.

Sayreville, one of Middlesex's wholesale contract customers, did not renew its contract for the purchase of water from Middlesex due to the expansion of a Sayreville-owned water treatment plant. In accordance with the terms, this contract remained in effect through August 12, 2013. Gross operating revenues from water sales to Sayreville amounted to $1.9 million in 2012. In addition, Hess, Middlesex's largest retail water customer, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. Water consumption at Hess’s facilities has declined approximately 74%. Revenues from Hess amounted to $2.6 million in 2012.

Revenues in 2014 are expected to be favorably impacted by Middlesex and Tidewater base rate increases, which are expected to be filed for in November 2013 (see “Recent Developments” above for further discussion on Middlesex and Tidewater’s expected base rate increase filings). Decisions by Middlesex’s and Tidewater’s respective regulators on these rate increase requests are not expected until the second half of 2014. We cannot predict whether these base rate increase requests will ultimately be approved, denied, or reduced.

Effective January 1, 2013, the Company has amended a provision of its postretirement medical plan (Other Benefits Plan) increasing the level of retiree contributions required towards the insurance premiums. Eligible employees retiring in 2013 and beyond will contribute a higher percentage towards their postretirement healthcare premiums. This amendment, combined with somewhat improved performance in 2012 on our investment of retirement plan funds, has lowered employee benefit plan expenses by approximately $2.8 million in 2013, as compared to 2012.  In addition, we expect our cash contributions to our Other Benefits Plan to decrease to $2.2 million in 2013 from $3.9 million in 2012.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our Employee Benefit Plans.

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

Our strategy is focused on three key areas:

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

Results of Operations – Three Months Ended September 30, 2013

	(In Thousands) Three Months Ended September 30,

	Regulated	2013 Non- Regulated	Total	Regulated	2012 Non- Regulated	Total
Revenues	$27,905	$3,380	$31,285	$29,002	$3,351	$32,353
Operations and maintenance expenses	12,451	2,669	15,120	12,792	2,808	15,600
Depreciation expense	2,726	46	2,772	2,586	43	2,629
Other taxes	3,043	80	3,123	3,207	74	3,281
Operating income	9,685	585	10,270	10,417	426	10,843

Other income, net	130	—	130	197	15	212
Interest expense	1,517	24	1,541	1,784	24	1,808
Income taxes	2,793	259	3,052	2,904	205	3,109
Net income	$5,505	$302	$5,807	$5,926	$212	$6,138

Operating Revenues

Operating revenues for the three months ended September 30, 2013 decreased $1.1 million from the same period in 2012. This decrease was primarily related to the following factors:

•	Middlesex System revenues decreased $1.3 million due to:
	o	Sales to General Metered Service (GMS) customers decreased by $0.7 million primarily due to decreased GMS customer demand resulting from:
▪ greater than expected precipitation events during the third quarter of 2013;
▪ Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see discussion in “Recent Developments” and “Outlook” sections above);
Partially offsetting decreased demand was the full quarter effect of the July 2012 base water rate increase; and
	o	Contract Sales to Municipalities decreased by $0.6 million, primarily due to the loss of Sayreville as a customer in August 2013 (see discussion in “Recent Developments” and “Outlook” sections above) and decreased weather-related demand offset by the full quarter effect of the July 2012 base water rate increase;
•	Tidewater System revenues increased $0.1 million, primarily due to increased fixed service charges and increased fees, both from new water customer connections, partially offset by lower customer demand resulting from greater than expected precipitation events during the third quarter of 2013; and
•	All other subsidiaries revenues increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2013 decreased $0.5 million from the same period in 2012. This decrease was primarily related to the following factors:

•	Employee benefit expenses decreased $0.6 million due primarily due to the amendment of the Other Benefits Plan which increases contributions by future retirees; and
•	Labor costs increased $0.1 million primarily due to higher average labor rates.

Depreciation

Depreciation expense for the three months ended September 30, 2013 increased $0.1 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2013 decreased $0.2 million from the same period in 2012, primarily due to decreased revenue related taxes on lower taxable revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2013 decreased $0.1 million from the same period in 2012, primarily due to lower rental income, lower interest income and lower earnings from investments.

Interest Charges

Interest charges for the three months ended September 30, 2013 decreased $0.3 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in the fourth quarter of 2012.

Income Taxes

Income taxes for the three months ended September 30, 2013 decreased $0.1 million from the same period in 2012, due to decreased operating income in 2013 as compared to 2012.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2013 decreased $0.3 million from the same period in 2012. Basic and diluted earnings per share decreased to $0.36 for the three months ended September 30, 2013, as compared to $0.39 and $0.38, respectively, for the three months ended September 30, 2012.

Results of Operations – Nine Months Ended September 30, 2013

	(In Thousands) Nine Months Ended September 30,

	Regulated	2013 Non- Regulated	Total	Regulated	2012 Non- Regulated	Total
Revenues	$76,906	$10,518	$87,424	$74,232	$9,068	$83,300
Operations and maintenance expenses	37,184	8,514	45,698	37,155	7,585	44,740
Depreciation expense	8,070	135	8,205	7,639	120	7,759
Other taxes	8,953	262	9,215	8,640	231	8,871
Operating income	22,699	1,607	24,306	20,798	1,132	21,930

Other income, net	333	—	333	573	78	651
Interest expense	4,162	72	4,234	4,870	71	4,941
Income taxes	6,222	718	6,940	5,431	539	5,970
Net income	$12,648	$817	$13,465	$11,070	$600	$11,670

Operating Revenues

Operating revenues for the nine months ended September 30, 2013 increased $4.1 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $2.0 million due to:
	o	Sales to GMS customers increased by $1.7 million primarily due to the July 2012 base water rate increase partially offset by decreased GMS customer demand resulting from:
▪ Greater than expected precipitation events during the second and third quarters of 2013;
▪ Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see discussion in “Recent Developments” and “Outlook” sections above);
	o	Contract Sales to Municipalities increased by $0.2 million, primarily due to the July 2012 base water rate increase offset by the loss of Sayreville as a customer in August 2013 (see discussion in “Recent Developments” and “Outlook” sections above); and
	o	Operating revenues for all other categories increased $0.1 million;
•	Tidewater System revenues increased $0.4 million, primarily due to:
	o	Increased fixed service charges and increased fees from new water customer connections; and
	o	The June 2012 implementation of the final component of its base rate increase;
Partially offsetting the increases above was lower customer demand resulting from greater than expected precipitation events during the second and third quarters of 2013;
•	USA’s revenues increased $1.0 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	USA-PA’s revenues increased $0.3 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	TESI’s revenues increased $0.2 million, primarily due to the June 2012 base rate increase; and
•	All other subsidiaries revenues increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2013 increased $1.0 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.7 million due to lower capitalized payroll and higher average labor rates. These increases were partially offset by a workforce reduction in our Delaware operations in March 2012;
•	Variable production costs increased $0.4 million, primarily from higher water treatment costs due to increased precipitation in 2013 as compared to 2012;
•	Water main break costs increased $0.2 million, as we experienced a higher number of main breaks in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.1 million increase in labor costs and a $0.6 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses decreased $1.3 million due primarily due to the amendment of the Other Benefits Plan which increases contributions by future retirees; and
•	All other operation and maintenance expense categories increased $0.3 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2013 increased $0.4 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2013 increased $0.3 million from the same period in 2012, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Other Income, net

Other Income, net for the nine months ended September 30, 2013 decreased $0.3 million from the same period in 2012, primarily due to lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances, lower rental income, lower interest income and lower earnings from investments offset by costs incurred in 2012 related to potential projects at our Delaware subsidiaries.

Interest Charges

Interest charges for the nine months ended September 30, 2013 decreased $0.7 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in the fourth quarter of 2012.

Income Taxes

Income taxes for the nine months ended September 30, 2013 increased $1.0 million from the same period in 2012, due to increased operating income in 2013 as compared to 2012.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2013 increased $1.8 million from the same period in 2012. Basic and diluted earnings per share increased to $0.84 and $0.83 for the nine months ended September 30, 2013, respectively, as compared to $0.73 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2013, cash flows from operating activities were consistent with the same period in 2012. Higher income tax payments in 2013 offset higher net income and resulted in slightly lower cash flows from operating activities in 2013. The $21.2 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

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

The capital investment program for 2013 is currently estimated to be approximately $18.5 million.  Through September 30, 2013, we have expended $14.6 million and expect to incur approximately $3.9 million for capital projects for the remainder of 2013.

We currently project that we may expend approximately $54 million for capital projects in 2014 and 2015. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2013, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the DRP;
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $1.9 million and $0.7 million, respectively). The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of September 30, 2013, the outstanding borrowings under these credit lines were $30.5 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.4 million of the current portion of 38 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Date: November 6, 2013

