Form 10-K
period 2013-12-31
MIDDLESEX WATER CO
filed 2014-03-05
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of Incorporation)	(IRS employer identification no.)

1500 Ronson Road, Iselin New Jersey 08830

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013 was $315,612,241 based on the closing market price of $19.92 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 28, 2014:

Common Stock, No par Value 15,969,164 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 20, 2014, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2013 fiscal year, is incorporated by reference into Part III.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	risks in pursuing acquisitions;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into operational projects; and
-	other factors discussed elsewhere in this annual report.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 60,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 60% of our 2013 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of approximately 219,000. Contract sales to Edison, Old Bridge, Marlboro and Rahway are supplemental to the existing water systems of these customers. The Middlesex System provides treated surface water under long-term agreements to East Brunswick, Marlboro and Old Bridge.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2013 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 39,000 retail customers for domestic, commercial and fire protection purposes in over 350 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates 44 water and wastewater systems under contract for approximately 3,500 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 25% of our 2013 consolidated operating revenues.

Index

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,000 homes and businesses, most of which are served by both the water and wastewater systems. The agreement was effected under New Jersey’s Water Supply Public-Private Contracting Act and the New Jersey Wastewater Public/Private Contracting Act. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2013 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2013 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2013 consolidated operating revenues.

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

USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities and one industrial customer.

USA produced approximately 3% of our 2013 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 3,100 residential retail customers in Kent and Sussex Counties, Delaware. TESI produced approximately 1% of our 2013 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2013 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2013	2012	2011

Operating Revenues	$114,846	$110,379	$102,069

Operating Income	$30,970	$27,647	$24,201

Net Income	$16,633	$14,396	$13,447

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2013	2012	2011

Residential	46.6%	46.1%	46.0%
Commercial	9.9	9.8	10.0
Industrial	7.6	8.8	9.2
Fire Protection	9.3	9.5	10.1
Contract Sales	12.4	13.0	13.1
Contract Operations	12.0	11.1	10.0
Other	2.2	1.7	1.6
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 14.7 billion gallons in 2013, obtains water from surface sources and wells, or groundwater sources. In 2013, surface sources of water provided approximately 72% of the Middlesex System’s water supply, groundwater sources provided approximately 21% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). Middlesex is under contract with the NJWSA, which expires November 30, 2023. The contract provides for average purchases of 27 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. Surface water is pumped to, and treated at the Middlesex Carl J. Olsen (CJO) Water Treatment Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement provides for minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Index

Tidewater System

Our Tidewater System produced approximately 1.9 billion gallons in 2013 from 158 wells. In 2013, four new wells were placed into service and we retired four wells for the purpose of consolidating production facilities for more cost-efficient operation. Tidewater will submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. The Tidewater System does not have a central treatment facility but has several regional, as well as several smaller independent, treatment plants. Several of its water systems in New Castle, Kent and Sussex Counties, Delaware have interconnected transmission systems.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 137.3 million gallons in 2013. The pumping capacity of the four wells is 2.2 million gallons per day.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 100.3 million gallons in 2013.

Bayview System

Water supply to Bayview customers is derived from two wells, which delivered approximately 7.8 million gallons in 2013.

TESI System

The TESI System is comprised of eight wastewater treatment systems in Kent and Sussex Counties, Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 89.8 million gallons in 2013.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which delivered approximately 26.2 million gallons in 2013.

Employees

As of December 31, 2013, we had a total of 279 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Competition

Our business in our franchised service area is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract water supply and wastewater services and operations and maintenance services is subject to competition from other public utilities, municipalities and other entities. Although Tidewater and TESI have been granted exclusive franchises for each of their existing community water and wastewater systems, their ability to expand service areas can be affected by the Delaware Public Service Commission awarding franchises to other regulated water and wastewater utilities with whom we compete for such franchises and for projects.

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

Middlesex Rate Matters

On November 8, 2013, Middlesex filed an application with the NJBPU seeking permission to increase its base water rates by approximately $10.6 million per year. The request was necessitated by capital investments Middlesex has made, or has committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Hess Corporation, Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Effective November 5, 2013, Middlesex implemented a NJBPU approved $0.3 million Distribution System Improvement Charge (DSIC) rate increase, allowing Middlesex to recover costs for qualifying projects placed in service between March 1, 2013 and August 31, 2013. A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  The DSIC rate is allowed to increase in three subsequent six month periods for additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered is $1.4 million.

Index

In June 2013, the NJBPU approved a Middlesex request to defer approximately $0.4 million of costs related to Superstorm Sandy, which occurred in October 2012. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier and has received an initial payment of $0.2 million. Middlesex is seeking recovery of Superstorm Sandy related costs not recovered through insurance (currently $0.2 million) in its current base rate proceeding. Middlesex cannot predict whether the NJBPU will approve, in whole or in part, the recovery of Superstorm Sandy costs not covered by the insurance claim.

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

Tidewater Rate Matters

On November 25, 2013, Tidewater filed an application with the DEPSC seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Concurrent with Tidewater’s interim rate increase, Tidewater’s DEPSC approved $0.1 million annual DSIC rate reset to $0.

In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment.

TESI Rate Matters

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

Pinelands Rate Matters

In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

Index

Southern Shores Rate Matters

In June 2011, the DEPSC approved a multi-year agreement for a phased-in base water rate increase for Southern Shores.   Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes Rate Matters

The PAPUC approved a $0.1 million, three-year phased-in base water rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Future Rate Filings

Management monitors the need for rate relief for our regulated subsidiaries on an ongoing basis. When capital improvements (both made and planned) and/or increases in operation and maintenance costs require rate relief, base rate increase requests are expeditiously filed with those subsidiaries’ Utility Commissions.

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

Treatment of well water in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal and granular activated carbon filtration for organics removal.

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

Index

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	55	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	55	Vice President, Chief Financial Officer and Treasurer
Richard M. Risoldi	57	Vice President-Operations and Chief Operating Officer
Bernadette M. Sohler	53	Vice President-Corporate Affairs
Lorrie B. Ginegaw	39	Vice President–Human Resources
Gerard L. Esposito	62	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President. He was elected President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on several non-profit Boards including the New Jersey Utilities Association, the Water Research Foundation, Raritan Bay Medical Center and the National Association of Water Companies, where he currently serves as President.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was elected Vice President and Chief Financial Officer in 1996 and named Treasurer in 2014. He is responsible for financial reporting, customer service, rate cases, cash management and financings. He is Treasurer and a Director of Tidewater, TESI, USA, and White Marsh. He is Vice President, Treasurer and a Director of USA-PA, Pinelands Water and Pinelands Wastewater. He is also Vice President, Treasurer and a Director of Twin Lakes.

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

Index

Gerard L. Esposito – Mr. Esposito joined Tidewater in 1998 as Executive Vice President. He was elected President of Tidewater and White Marsh in 2003 and elected President of TESI in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater, TESI, and White Marsh. Mr. Esposito is a volunteer Director on a number of Delaware non-profit, government, and professional Boards, including the Delaware Solid Waste Authority, Port of Wilmington, Delaware Workforce Investment Board, and the University of Delaware Sea Grant Advisory Council, which he chairs.

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

Recent economic conditions have also impacted the volume and pace of residential construction in our Delaware markets where developer-projects are in various stages of completion. The timing and extent of recovery of our engineering and other preliminary survey and investigation (PS&I) charges either from the construction of a project that yields customers or from reimbursements from a developer is dependent upon the timing and extent to which such projects may or may not be further developed or from our ability to collect amounts contractually owed to us. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

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

We require financing to fund the ongoing capital program for the improvement of our utility system assets and for planned expansion of those systems. We expect to spend approximately $88 million for capital projects through 2016. We must obtain regulatory approval to sell debt or equity securities to raise money for these projects. If sufficient capital is not available or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe necessary. This might result in the imposition of fines or restrictions on our operations and may curtail our ability to improve upon and expand our utility system assets.

We rely on our information technology systems to help manage our operations.

Our information technology systems require periodic modifications, upgrades and or replacement which subject us to costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, challenges implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business operations, if not anticipated and appropriately mitigated.

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our operating facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss and internet, telecommunications or data network failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data or, impede aspects of operations and therefore, adversely affect our financial results.

Index

There have been an increasing number of cyber security incidents on companies around the world, which have caused operational failures or compromised sensitive corporate data.  Although we do not believe our systems are at a materially greater risk of cyber incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other management functions. Possible impacts associated with a cyber incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

Weather conditions and overuse of underground aquifers may interfere with our sources of water, demand for water services and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and/or surface water. Freezing weather may also contribute to water transmission interruptions caused by water main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability. These factors might adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions might result in decreased use of water services and can adversely affect our revenue and earnings.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems and other outdoor water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Our water sources may become contaminated by naturally-occurring or man-made compounds and events. This may cause disruption in services and impose costs to restore the water to required levels of quality.

Our sources of water may become contaminated by naturally-occurring or man-made compounds and events. In the event that our water supply is contaminated, we may need to interrupt the use of that water supply until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water source through our transmission and distribution systems, where possible. We may also incur significant costs in treating the contaminated water through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, may reduce our revenues and make us less profitable.

We face competition from other water and wastewater utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities authorized by federal, state or local agencies. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is competitive, especially in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing utilities have challenged, and may challenge in the future, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect our long-term agreements to supply water on a contract basis to municipalities, which could adversely affect our results.

Index

We have long-term contractual obligations for water, wastewater and storm water system operation and maintenance under which we may incur costs in excess of payments received.

USA-PA operates and maintains the water and wastewater systems of Perth Amboy under a 20-year contract expiring in 2018. USA operates and maintains the water, wastewater and storm water systems of Avalon under a 10-year contract expiring in 2022. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance that we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

We serve as guarantor of performance of an unaffiliated company that will design, construct and operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey

Middlesex entered into agreements, expiring in 2028, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project (the Guaranty), in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014. If asked to perform under the Guaranty, Middlesex could be required to fulfill the construction and operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

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

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority, and the City of Rahway in Union County, New Jersey. We also provide water and wastewater services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

Index

The necessity for ongoing security has and may continue to result in increased operating costs.

Because of continuing physical and operational threats to the health and security of the United States of America, we employ procedures to review and modify, as necessary, security measures at our facilities. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. Security measures include, but are not limited to, protocols regarding delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur, costs for security measures to protect against such risks.

Our ability to achieve growth in our market area is dependent on the residential building market. Housing starts impact our rate of growth and therefore, may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water and wastewater operations as a result of anticipated construction and sale of new housing units. If housing starts decline, or do not increase as we have projected, as a result of economic conditions or otherwise, the timing and extent of our revenue growth may not meet our expectations, our deferred project costs may not produce revenue-generating projects in the timeframes anticipated and our financial results could be negatively impacted.

There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

We have paid dividends on our common stock each year since 1912 and have increased the amount of dividends paid each year since 1973. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends and the amount of those dividends. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

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

We believe cash generated from operations and, if necessary, borrowings under existing credit facilities, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to us as we desire.

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

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only one-third of the Directors are elected each year. A classified Board can make it more difficult for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that the Board of Directors determines is not in the best interest of the common stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Index

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

Tidewater System

The Tidewater System is comprised of 83 production plants that vary in pumping capacity from 46,000 gallons per day to 1.0 mgd. Water is transported to our customers through 632 miles of transmission and distribution mains. Storage facilities include 43 tanks, with an aggregate capacity of 6.0 million gallons. Our Delaware operations are managed from Tidewater’s offices in Dover, Delaware. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of one building totaling approximately 5,300 square feet.

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

TESI System

The TESI System is comprised of eight wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 41.8 miles of sewer lines.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2013, there were 1,859 holders of record.

2013	High	Low	Dividend

Fourth Quarter	$22.14	$20.06	$0.1900
Third Quarter	$22.46	$19.66	$0.1875
Second Quarter	$20.00	$18.58	$0.1875
First Quarter	$20.06	$18.95	$0.1875

2012	High	Low	Dividend

Fourth Quarter	$19.59	$17.48	$0.1875
Third Quarter	$19.64	$18.40	$0.1850
Second Quarter	$19.00	$18.00	$0.1850
First Quarter	$19.60	$18.04	$0.1850

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

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.7 million through the issuance of 0.1 million shares under the DRP during 2013.

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

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2013, 5,432 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 81,997 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2008. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2008	2009	2010	2011	2012	2013
Middlesex Water Company	100.00	107.19	116.36	123.09	134.28	149.12
Dow Jones Wilshire 5000 Stock Index	100.00	128.30	150.33	151.79	176.17	234.41
Peer Group	100.00	94.82	103.35	104.57	122.12	148.34

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2013	2012	2011	2010	2009
Operating Revenues	$114,846	$110,379	$102,069	$102,735	$91,243
Operating Expenses:
Operations and Maintenance	60,748	60,458	56,634	55,481	52,348
Depreciation	10,988	10,409	9,746	9,244	8,559
Other Taxes	12,140	11,865	11,488	11,413	10,175
Total Operating Expenses	83,876	82,732	77,868	76,138	71,082
Operating Income	30,970	27,647	24,201	26,597	20,161
Other Income, Net	91	857	2,149	1,444	1,726
Interest Charges	5,807	6,725	6,376	6,925	6,750
Income Taxes	8,621	7,383	6,527	6,786	5,160
Net Income	16,633	14,396	13,447	14,330	9,977
Preferred Stock Dividend	190	206	206	207	208
Earnings Applicable to Common Stock	$16,443	$14,190	$13,241	$14,123	$9,769
Earnings per Share:
Basic	$1.04	$0.90	$0.85	$0.96	$0.73
Diluted	$1.03	$0.90	$0.84	$0.96	$0.72
Average Shares Outstanding:
Basic	15,868	15,733	15,615	14,654	13,454
Diluted	16,110	15,995	15,877	14,916	13,716
Dividends Declared and Paid	$0.753	$0.743	$0.733	$0.723	$0.713
Total Assets	$530,341	$561,726	$537,536	$489,185	$458,086
Convertible Preferred Stock	$1,806	$2,273	$2,273	$2,273	$2,273
Long-term Debt	$129,798	$131,467	$132,167	$133,844	$124,910

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Index

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 60,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that operates facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. On July 1, 2012, USA began service to the Borough of Avalon, New Jersey (Avalon) under a ten-year operations and maintenance contract for the Avalon water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities and an industrial customer.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 39,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 3,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,100 residential retail customers in Kent and Sussex Counties, Delaware.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

Middlesex and Tidewater Base Water Rate Filings - In November 2013, Middlesex and Tidewater filed applications with the New Jersey Board of Public Utilities (NJBPU) and Delaware Public Service Commission (DEPSC), respectively, seeking permission to increase their base water rates $10.6 million per year and $3.9 million per year, respectively. These requests were necessitated by capital investments made, or committed to be made, increased operations and maintenance costs and Middlesex industrial and wholesale customer losses. See “Rates” below for further discussion of these base water rate filings.

Dover Air Force Base - In September 2013, Tidewater entered into an agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Tidewater intends to provide DAFB with potable water service under a 50-year agreement and integrate the DAFB water system into its regulated utility operations, subject to DEPSC approval. The agreement allows Tidewater up to one year to obtain all necessary DEPSC approvals and transition the DAFB water system to Tidewater. If approved by the DEPSC, this service to DAFB would initially add approximately $0.6 million of annual revenue.

Index

Monmouth County Reclamation Center - In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014.

Strategy for Growth

Our strategy is focused on four key areas:

•	Acquire investor- and municipally-owned water and wastewater utilities;

•	Operate municipal and industrial water and wastewater systems under contract;

•	Invest in renewable energy projects that are complementary to the provision of water and wastewater services, and to our core water and wastewater competencies; and

•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

Rates

Middlesex - On November 8, 2013, Middlesex filed an application with the NJBPU seeking permission to increase its base water rates by approximately $10.6 million per year. The request was necessitated by capital investments Middlesex has made, or has committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey (Sayreville) in August 2013 and Hess Corporation (Hess), Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Effective November 5, 2013, Middlesex implemented a NJBPU approved $0.3 million Distribution System Improvement Charge (DSIC) rate increase, allowing Middlesex to recover costs for qualifying projects placed in service between March 1, 2013 and August 31, 2013. A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  The DSIC rate is allowed to increase in three subsequent six month periods for additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered is $1.4 million.

In June 2013, the NJBPU approved a Middlesex request to defer approximately $0.4 million of costs related to Superstorm Sandy, which occurred in October 2012. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier and has received an initial payment of $0.2 million. Middlesex is seeking recovery of Superstorm Sandy related costs not recovered through insurance (currently $0.2 million) in its current base rate proceeding. Middlesex cannot predict whether the NJBPU will approve, in whole or in part, the recovery of Superstorm Sandy costs not covered by the insurance claim.

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

Tidewater - On November 25, 2013, Tidewater filed an application with the DEPSC seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Concurrent with Tidewater’s interim rate increase, Tidewater’s DEPSC approved $0.1 million annual DSIC rate reset to $0.

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

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

Southern Shores - In June 2011, the DEPSC approved a multi-year agreement for a phased-in base water rate increase for Southern Shores.  Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The Pennsylvania Public Utilities Commission (PAPUC) approved a $0.1 million, three-year phased-in base water rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Outlook

Revenues in 2014 are expected to be favorably impacted by Middlesex and Tidewater base water rate increases, (see “Rates” above for further discussion on Middlesex and Tidewater’s base rate increase filings). Decisions by Middlesex’s and Tidewater’s respective regulators on these rate increase requests are not expected until the second half of 2014. In addition, revenues are expected to be favorably impacted by the full year effect of the Middlesex DSIC and TESI’s Plantations acquisition.

Sayreville, one of Middlesex's wholesale contract customers, did not renew its contract for the purchase of water from Middlesex due to the expansion of a Sayreville-owned water treatment plant. In accordance with the terms, this contract remained in effect through August 12, 2013. Gross operating revenues from water sales to Sayreville amounted to $1.3 million in 2013, a decrease of $0.6 million from 2012. In addition, Hess, Middlesex's largest retail water customer, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. Water consumption at Hess’s facilities has declined approximately 74%. Revenues from Hess amounted to $1.1 million in 2013, a decrease of $1.5 million from 2012. The effect of the loss of these customers was reflected in Middlesex’s November 2013 base water rate increase request (see “Rates” above for further discussion on Middlesex’s base water rate increase filings).

Index

Ongoing economic conditions continue to negatively impact our customers’ water consumption relative to historic levels, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s July 2012 rate increases and we are seeking further recognition of this decrease in our current Middlesex base water rate proceeding.

Revenues and earnings are influenced by weather. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

As a result of ongoing challenging economic conditions impacting the pace of new residential home construction, there may be an increase in the amount of preliminary survey and investigation (PS&I) costs that will not be currently recoverable in rates. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

Improved performance in 2013 on our investment of retirement plan funds and a higher discount rate is expected to result in lower employee benefit plan expense and cash contributions in 2014.  See Note 7 of the Notes to Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 88%, 89% and 90% of total revenues, and approximately 93%, 93% and 91% of net income for the years ended December 31, 2013, 2012 and 2011, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations in 2013 Compared to 2012

	(In Millions)
	Year Ended December 31,
		2013			2012
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$100.7	$14.1	$114.8	$97.8	$12.6	$110.4
Operations and maintenance expenses	49.4	11.4	60.8	50.1	10.4	60.5
Depreciation expense	10.8	0.2	11.0	10.2	0.2	10.4
Other taxes	11.8	0.3	12.1	11.6	0.3	11.9
Operating income	$28.7	$2.2	$30.9	$25.9	$1.7	$27.6

Other income, net	0.1	—	0.1	0.8	0.1	0.9
Interest expense	5.7	0.1	5.8	6.6	0.1	6.7
Income taxes	7.6	1.0	8.6	6.6	0.8	7.4
Net income	$15.5	$1.1	$16.6	$13.5	$0.9	$14.4

Operating Revenues

Operating revenues for the year ended December 31, 2013 increased $4.4 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.7 million due to:
o	Sales to general meter service (GMS) customers increased by $1.6 million primarily due to the July 2012 base water rate increase and partially offset by decreased GMS customer demand resulting from:
▪	Greater than expected precipitation events during the second and third quarters of 2013;
▪	Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013 (see discussion in “Rates” and “Outlook” above);
o	Contract Sales to municipalities were consistent with 2012, primarily due to the July 2012 base water rate increase offset by the loss of Sayreville as a customer in August 2013 (see discussion in “Rates” and “Outlook” above); and
o	Operating revenues for all other categories increased $0.1 million;
•	Tidewater System revenues increased $0.8 million, primarily due to:
o	Increased fixed service charges and increased fees from new water customer connections; and
o	The June 2012 implementation of the final component of its base water rate increase;
o	Partially offsetting the increases above was lower customer demand resulting from greater than expected precipitation events during the second and third quarters of 2013;
•	USA’s revenues increased $1.2 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	USA-PA’s revenues increased $0.3 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	TESI’s revenues increased $0.3 million, primarily due to the June 2012 base wastewater rate increase; and
•	All other subsidiaries’ revenues increased $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2013 increased $0.3 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.6 million due to lower capitalized payroll in 2013 and higher average labor rates. These increases were partially offset by a workforce reduction in our Delaware operations in March 2012;
•	Variable production costs increased $0.6 million, primarily from higher water treatment costs due to increased precipitation in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.2 million increase in labor costs and a $0.8 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses decreased $2.0 million due primarily due to the amendment of the Other Benefits Plan which increases contributions by future retirees (see discussion in “Critical Accounting Policies-Postretirement Benefit Plans” below); and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2013 increased $0.6 million from the same period in 2012 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2013 increased $0.2 million from the same period in 2012, primarily due to increased revenue related taxes on higher taxable revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2013 decreased $0.8 million from the same period in 2012, primarily due to costs incurred in 2013 related to potential projects at Middlesex and TESI, lower Allowance for Funds Used During Construction, resulting from lower average construction work in progress balances, and lower rental income partially offset by higher interest income.

Interest Charges

Interest charges for the year ended December 31, 2013 decreased $0.9 million from the same period in 2012, primarily due to lower average interest rates on long-term debt, resulting from Middlesex’s refinancing of $57.5 million of First Mortgage Bonds in December 2012 and January 2013.

Income Taxes

Income taxes for the year ended December 31, 2013 increased $1.2 million from the same period in 2012, due to increased operating income in 2013 as compared to 2012.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2013 increased $2.2 million from the same period in 2012. Basic and diluted earnings per share increased to $1.04 and $1.03, respectively, for the year ended December 31, 2013 as compared to $0.90 for the year ended December 31, 2012.

Index

Results of Operations in 2012 Compared to 2011

Operating Revenues

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

Operating revenues for the year ended December 31, 2012 increased $8.3 million from the same period in 2011. This increase was attributable to the following factors:

•	Middlesex System revenues increased $2.7 million, primarily due to:
o	Sales to GMS customers increased by $2.1 million, primarily due to the July 2012 base water rate increase; and
o	Contract Sales to Municipalities increased by $0.6 million, primarily due to the July 2012 base water rate;
•	Tidewater System revenues increased $3.3 million, primarily due to interim and final base water rate increases that went into effect in November 2011 and June 2012, respectively, and increased connection fees;
•	USA’s revenues increased $1.5 million, primarily due to revenues earned under contracts to operate the Avalon water utility, sewer utility and storm water systems and the Sunoco Eagle Point Biological Wastewater Treatment Facility, both of which commenced in 2012;
•	USA-PA’s revenues increased $0.6 million, primarily from scheduled increases in the fixed fees paid under contract with Perth Amboy;
•	Revenues in Southern Shores, TESI and Twin Lakes collectively increased $0.3 million, primarily due to base rate increases that went into effect in 2012; and
•	Revenues from all other subsidiaries decreased $0.1 million.

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
27

Index
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

For the year ended December 31, 2013, cash flows from operating activities increased $4.2 million to $33.8 million. Increased earnings and higher accounts payable, partially offset by higher income tax payments, were the primary reasons for the increase in cash flow. The $33.8 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

For the year ended December 31, 2012, cash flows from operating activities increased $6.7 million to $29.6 million. Increased earnings, lower receivables and timing of certain income tax payments were the primary reasons for the increase in cash flow. The $29.6 million of net cash flow from operations enabled us to fund 100% of our utility plant expenditures internally for the period.

Increases in certain operating costs impact our liquidity and capital resources. Both Middlesex and Tidewater filed for base water rate increases in November 2013. There can be no assurances however, that their respective Utility Commissions will approve the pending base water rate increase requests in whole or in part or when the decisions will be rendered. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief.

Index

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings and, when market conditions are favorable, proceeds from sales of common stock under our dividend reinvestment program (DRP) and offerings to the public.

The table below summarizes our estimated capital expenditures for the years 2014-2016.

	(Millions)
	2014	2015	2016	2014-2016
Distribution System	$18.0	$16.1	$16.5	$50.6
Production System	10.2	14.2	6.3	30.7
Computer Systems	1.9	1.5	0.4	3.8
Other	1.3	0.8	0.7	2.8
Total Estimated Capital Expenditures	$31.4	$32.6	$23.9	$87.9

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution System-Projects associated with installation and relocation of water mains and service lines, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program, which is our initiative to clean and cement all unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to spend $4.0 million in 2014 and $5.0 million in both 2015 and 2016.
•	Production System-Projects associated with our water production and water treatment plants.
•	Computer Systems-Purchase of hardware and software.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security requirements and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2014, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the DRP;
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $1.3 million) and Delaware SRF loans (currently, $0.6 million) and, once the loan transactions are complete, proceeds from the 2014 New Jersey SRF program ($4.0 million) and Tidewater’s long-term debt financing plan ($4.0 million-for further discussion, see ”Sources of Liquidity-Long-term Debt” below). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2013, we had $28.5 million outstanding against the lines of credit.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million throughout 2013. At December 31, 2013, the outstanding borrowings under these credit lines were $28.5 million at a weighted average interest rate of 1.47%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $27.7 million and $25.5 million at 1.41% and 1.43% for the years ended December 31, 2013 and 2012, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the New Jersey SRF loan program during 2013 and have qualified to participate in the 2014 New Jersey SRF program with an expected closing date in May 2014.

In May 2013, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program and issued First Mortgage Bonds (Bonds) designated as Series TT ($2.9 million) and Series UU ($1.0 million).  The interest rate on the Series TT Bonds is zero and the interest rate on the Series UU Bonds ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2032. Proceeds may only be used for the Middlesex 2013 RENEW Program.

In November 2012, Middlesex completed the transaction for the redemption and refinance of $57.5 million of Bonds.  The Bonds were originally issued in five separate transactions or series under the loan program of the New Jersey Economic Development Authority (NJEDA) and were replaced with three new series of Bonds designated as Series QQ, RR and SS totaling $55.4 million issued through the NJEDA, net of a $2.2 million issuance premium. The restricted proceeds of the new Bonds were used to redeem $51.5 million of the original Bonds in December 2012 and $6.0 million of the original Bonds in January 2013. The NJEDA does not guarantee the debt. The tax-exempt nature of the interest paid to bondholders remains in place.  The transaction was designed to extend the maturity date and reduce the interest cost for the underlying debt.  Annual debt service expenses are expected to decline by approximately $0.9 million.

In May 2012, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust under the New Jersey SRF loan program and issued Bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO Bonds is zero and the interest rate on the Series PP Bonds ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2031. Proceeds were used for the Middlesex 2012 RENEW Program.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of December 31, 2013, Tidewater has borrowed $2.7 million against this loan and does not anticipate any future borrowings under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of December 31, 2013, Southern Shores has borrowed $1.4 million against this loan and does not anticipate any future borrowings under this loan.

Tidewater expects to file an application with the DEPSC in March 2014, seeking approval of a $12.0 million long-term debt financing plan. The proceeds would be used to pay down Tidewater’s $8.5 million balance against its short-term line of credit and to fund its 2014 capital program. Once the application is filed, it is anticipated that a decision will be issued by the DEPSC by June 2014.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Index

Common Stock. The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.7 million through the issuance of 0.1 million shares under the DRP during 2013.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2013.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt*	$133.1	$5.4	$11.1	$11.4	$105.2
Notes Payable	28.5	28.5	—	—	—
Interest on Long-term Debt	85.4	5.6	10.6	9.7	59.5
Purchased Water Contracts	30.7	5.4	8.3	4.9	12.1
Wastewater Operations	26.9	5.1	10.7	11.1	—
Total	$304.6	$50.0	$40.7	$37.1	$176.8

*Does not include Premium on Long-term Debt

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2013, the Company contributed $6.3 million to its postretirement benefit plans and expects to contribute $4.7 million in 2014.

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for approximately 88% of Operating Revenues and 98% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

Index

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

Revenues from USA’s operations and maintenance contract for the Avalon water utility, sewer utility and storm water system are fixed for the life of the contract, are billed monthly and recorded as earned. USA also provides services to Avalon in addition to the base services provided under the operation and maintenance contract. These additional services are recorded as earned and billed upon approval of Avalon.

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

Index

The allocation by asset category of postretirement benefit plan assets at December 31, 2013 and 2012 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2013	2012	2013	2012	Target	Range
Equity Securities	65.4%	60.9%	47.8%	40.3%	60%	30-65%
Debt Securities	32.1%	32.9%	47.9%	53.0%	38%	25-70%
Cash	0.8%	6.0%	3.6%	5.9%	2%	0-10%
Real Estate/Commodities	1.7%	0.2%	0.7%	0.8%	0%	0%
Total	100.0%	100.0%	100.0%	100.0%

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2013 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.87%	4.87%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2013 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2014 with the annual rate of increase declining 1.0% per year for 2015-2017 and 0.5% per year for 2018-2019, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2019.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(7,556)	$(948)
Discount Rate 1% Decrease	9,499	1,160

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(5,487)	$(715)
Discount Rate 1% Decrease	7,036	907
Healthcare Cost Trend Rate 1% Increase	6,008	1,206
Healthcare Cost Trend Rate 1% Decrease	(4,794)	(933)

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

Index

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2014 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania

March 5, 2014

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2013	2012
UTILITY PLANT:	Water Production	$132,834	$129,840
	Transmission and Distribution	359,931	343,074
	General	55,670	54,830
	Construction Work in Progress	8,410	7,834
	TOTAL	556,845	535,578
	Less Accumulated Depreciation	110,366	100,360
	UTILITY PLANT - NET	446,479	435,218

CURRENT ASSETS:	Cash and Cash Equivalents	4,834	3,025
	Accounts Receivable, net	11,640	12,447
	Unbilled Revenues	5,652	5,483
	Materials and Supplies (at average cost)	1,984	1,403
	Prepayments	1,728	2,255
	TOTAL CURRENT ASSETS	25,838	24,613

DEFERRED CHARGES	Unamortized Debt Expense	3,526	3,606
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	4,728	5,117
	Regulatory Assets	34,386	72,831
	Operations Contracts, Developer and Other Receivables	2,744	1,692
	Restricted Cash	2,473	9,019
	Non-utility Assets - Net	9,440	9,182
	Other	727	448
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	58,024	101,895
	TOTAL ASSETS	$530,341	$561,726

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$146,185	$143,572
	Retained Earnings	42,560	38,060
	TOTAL COMMON EQUITY	188,745	181,632
	Preferred Stock	2,886	3,353
	Long-term Debt	129,798	131,467
	TOTAL CAPITALIZATION	321,429	316,452

CURRENT	Current Portion of Long-term Debt	5,386	11,130
LIABILITIES:	Notes Payable	28,450	27,950
	Accounts Payable	6,328	3,808
	Accrued Taxes	8,132	9,266
	Accrued Interest	1,151	955
	Unearned Revenues and Advanced Service Fees	837	756
	Other	2,394	2,067
	TOTAL CURRENT LIABILITIES	52,678	55,932

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,837	21,990
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	989	1,068
	Accumulated Deferred Income Taxes	39,110	41,776
	Employee Benefit Plans	21,335	54,768
	Regulatory Liability - Cost of Utility Plant Removal	9,639	8,811
	Other	1,348	973
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	94,258	129,386

CONTRIBUTIONS IN AID OF CONSTRUCTION		61,976	59,956
	TOTAL CAPITALIZATION AND LIABILITIES	$530,341	$561,726

See Notes to Consolidated Financial Statements. 36

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2013	2012	2011

Operating Revenues	$114,846	$110,379	$102,069

Operating Expenses:
Operations and Maintenance	60,748	60,458	56,634
Depreciation	10,988	10,409	9,746
Other Taxes	12,140	11,865	11,488

Total Operating Expenses	83,876	82,732	77,868

Operating Income	30,970	27,647	24,201

Other Income (Expense):
Allowance for Funds Used During Construction	314	484	821
Other Income	183	517	1,523
Other Expense	(406)	(144)	(195)

Total Other Income, net	91	857	2,149

Interest Charges	5,807	6,725	6,376

Income before Income Taxes	25,254	21,779	19,974

Income Taxes	8,621	7,383	6,527

Net Income	16,633	14,396	13,447

Preferred Stock Dividend Requirements	190	206	206

Earnings Applicable to Common Stock	$16,443	$14,190	$13,241

Earnings per share of Common Stock:
Basic	$1.04	$0.90	$0.85
Diluted	$1.03	$0.90	$0.84

Average Number of
Common Shares Outstanding :
Basic	15,868	15,733	15,615
Diluted	16,110	15,995	15,877

Cash Dividends Paid per Common Share	$0.753	$0.743	$0.733

See Notes to Consolidated Financial Statements. 37

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,633	$14,396	$13,447
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,858	11,232	10,432
Provision for Deferred Income Taxes and ITC	2,915	3,959	2,098
Equity Portion of AFUDC	(201)	(309)	(523)
Cash Surrender Value of Life Insurance	(226)	(151)	(92)
Stock Compensation Expense	493	553	394
Changes in Assets and Liabilities:
Accounts Receivable	1,201	2,441	(28)
Unbilled Revenues	(169)	(641)	(90)
Materials & Supplies	(581)	620	173
Prepayments	527	(633)	(221)
Accounts Payable	2,520	(1,898)	(697)
Accrued Taxes	(1,134)	1,419	(905)
Accrued Interest	196	(673)	30
Employee Benefit Plans	(1,140)	270	(1,591)
Unearned Revenue & Advanced Service Fees	81	22	(130)
Other Assets and Liabilities	832	(1,035)	539

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,805	29,572	22,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $113 in 2013, $175 in 2012 and $298 in 2011	(20,080)	(21,578)	(23,562)
Restricted Cash	323	464	3,796
Investment in Joint Venture	(1,655)	(1,200)	(300)

NET CASH USED IN INVESTING ACTIVITIES	(21,412)	(22,314)	(20,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(11,230)	(56,725)	(4,427)
Proceeds from Issuance of Long-term Debt	4,045	60,350	3,447
Net Short-term Bank Borrowings	500	3,700	7,250
Deferred Debt Issuance Expense	(57)	(1,160)	(37)
Premium on Long-term Debt	—	2,236	—
Restricted Cash	6,070	(6,223)	—
Repurchase of Preferred Stock	—	—	(9)
Proceeds from Issuance of Common Stock	1,368	1,587	1,504
Payment of Common Dividends	(11,943)	(11,679)	(11,437)
Payment of Preferred Dividends	(190)	(206)	(206)
Construction Advances and Contributions-Net	853	781	1,798

NET CASH USED IN FINANCING ACTIVITIES	(10,584)	(7,339)	(2,117)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,809	(81)	653
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,025	3,106	2,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,834	$3,025	$3,106

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,176	$1,015	$7,393
Long-term Debt Deobligation	$64	$255	$560

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,743	$7,537	$6,336
Interest Capitalized	$113	$175	$298
Income Taxes	$7,009	$2,349	$4,733

See Notes to Consolidated Financial Statements. 38

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

		December 31,	December 31,
		2013	2012
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2013 - 15,963	$146,185	$143,572
	2012 - 15,795

	Retained Earnings	42,560	38,060
	TOTAL COMMON EQUITY	$188,745	$181,632

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	130
Shares Outstanding -	28
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,457	1,457
	Shares Outstanding, $8.00 Series - 3-2013, 7-2012	349	816
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,886	$3,353

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$2,005	$2,169
	6.25%, Amortizing Secured Note, due May 19, 2028	6,055	6,475
	6.44%, Amortizing Secured Note, due August 25, 2030	4,667	4,947
	6.46%, Amortizing Secured Note, due September 19, 2031	4,947	5,227
	4.22%, State Revolving Trust Note, due December 31, 2022	465	506
	3.60%, State Revolving Trust Note, due May 1, 2025	2,654	2,837
	3.30% State Revolving Trust Note, due March 1, 2026	541	576
	3.49%, State Revolving Trust Note, due January 25, 2027	569	602
	4.03%, State Revolving Trust Note, due December 1, 2026	742	784
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	343	388
	0.00%, State Revolving Fund Bond, due August 1, 2021	281	320
	3.64%, State Revolving Trust Note, due July 1, 2028	330	347
	3.64%, State Revolving Trust Note, due January 1, 2028	110	116
	3.45%, State Revolving Trust Note, due August 1, 2031	467	397
	6.59%, Amortizing Secured Note, due April 20, 2029	5,348	5,697
	7.05%, Amortizing Secured Note, due January 20, 2030	4,021	4,271
	5.69%, Amortizing Secured Note, due January 20, 2030	8,248	8,761
	3.75%, State Revolving Trust Note, due July 1, 2031	2,515	2,615
	3.75%, State Revolving Trust Note, due November 30, 2030	1,333	1,388
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	268	322
	4.25% to 4.63%, Series Y, due September 1, 2018	300	355
	0.00%, Series Z, due September 1, 2019	671	782
	5.25% to 5.75%, Series AA, due September 1, 2019	830	955
	0.00%, Series BB, due September 1, 2021	965	1,085
	4.00% to 5.00%, Series CC, due September 1, 2021	1,145	1,275
	5.10%, Series DD, due January 1, 2032	—	6,000
	0.00%, Series EE, due August 1, 2023	3,968	4,386
	3.00% to 5.50%, Series FF, due August 1, 2024	5,335	5,755
	0.00%, Series GG, due August 1, 2026	1,171	1,262
	4.00% to 5.00%, Series HH, due August 1, 2026	1,475	1,560
	0.00%, Series II, due August 1, 2024	971	1,060
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,165	1,235
	0.00%, Series KK, due August 1, 2028	1,346	1,435
	5.00% to 5.50%, Series LL, due August 1, 2028	1,505	1,570
	0.00%, Series MM, due August 1, 2030	1,637	1,801
	3.00% to 4.375%, Series NN, due August 1, 2030	1,835	1,910
	0.00%, Series OO, due August 1, 2031	2,709	2,860
	2.00% to 5.00%, Series PP, due August 1, 2031	885	915
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,860	—
	3.00% to 3.25%, Series UU, due August 1, 2032	1,015	—
	SUBTOTAL LONG-TERM DEBT	133,112	140,361
	Add: Premium on Issuance of Long-term Debt	2,072	2,236
	Less: Current Portion of Long-term Debt	(5,386)	(11,130)
	TOTAL LONG-TERM DEBT	$129,798	$131,467

See Notes to Consolidated Financial Statements. 39

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2011	15,566	$139,534	$33,745	$173,279

Net Income			13,447	13,447
Dividend Reinvestment & Common Stock Purchase Plan	82	1,504		1,504
Restricted Stock Award, Net - Employees	30	323		323
Stock Award - Board Of Directors	4	71		71
Cash Dividends on Common Stock			(11,437)	(11,437)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2011	15,682	$141,432	$35,549	$176,981

Net Income			14,396	14,396
Dividend Reinvestment & Common Stock Purchase Plan	86	1,587		1,587
Restricted Stock Award, Net - Employees	21	448		448
Stock Award - Board Of Directors	6	105		105
Cash Dividends on Common Stock			(11,679)	(11,679)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2012	15,795	$143,572	$38,060	$181,632

Net Income			16,633	16,633
Dividend Reinvestment & Common Stock Purchase Plan	82	1,653		1,653
Restricted Stock Award, Net - Employees	26	388		388
Stock Award - Board Of Directors	5	105		105
Conversion of $8.00 Convertible Preferred Stock	55	467		467
Cash Dividends on Common Stock			(11,943)	(11,943)
Cash Dividends on Preferred Stock			(190)	(190)
Balance at December 31, 2013	15,963	$146,185	$42,560	$188,745

See Notes to Consolidated Financial Statements. 40

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

Middlesex Water Company has operated as a water utility in New Jersey since 1897, in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992 and in Pennsylvania, through our wholly-owned subsidiary, Twin Lakes, since 2009. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate New Jersey municipal water, wastewater and storm water systems under contract and provide unregulated water and wastewater services in New Jersey and Delaware through our subsidiaries. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that owns and operates facilities which optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities. Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey, Delaware and Pennsylvania by the New Jersey Board of Public Utilities (NJBPU), Delaware Public Service Commission (DEPSC) and Pennsylvania Public Utilities Commission (PAPUC), respectively. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

Certain reclassifications have been made to the prior year financial statements to conform with current period presentation. The reclassifications are immaterial to the overall presentation of our consolidated financial statements.

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2013, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2013, 2012 and 2011. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2013, 2012 and 2011 for Middlesex and Tidewater are as follows:

	2013	2012	2011
Middlesex	7.34%	7.34%	7.54%
Tidewater	7.91%	7.91%	8.24%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.6 million and $0.8 million at December 31, 2013 and 2012, respectively. Bad debt expense for the years ended December 31, 2013, 2012, and 2011 was $0.7 million, $0.7 million and $0.7 million, respectively. Receivables not expected to be received in 2014 are included as non-current assets in Operations Contracts, Developer and Other Receivables.

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

Revenues from USA’s operations and maintenance contract for the Borough of Avalon, New Jersey (Avalon) water utility, sewer utility and storm water system are fixed for the life of the contract, are billed monthly and recorded as earned. USA also provides services to Avalon in addition to the base services provided under the operation and maintenance contract. These additional services are recorded as earned and billed upon approval of Avalon.

(m) Deferred Charges and Other Assets - Unamortized Debt Expense is amortized over the lives of the related issues. Restricted Cash represents proceeds from loans entered into through state financing programs and is held in trusts. The proceeds are restricted for specific capital expenditures and debt service requirements.

Index

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

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

(r) Recent Developments

Dover Air Force Base - In September 2013, Tidewater entered into an agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Tidewater intends to provide DAFB with potable water service under a 50-year agreement and integrate the DAFB water system into its regulated utility operations, subject to DEPSC approval. The agreement allows Tidewater up to one year to obtain all necessary DEPSC approvals and transition the DAFB water system to Tidewater. If approved by the DEPSC, this service to DAFB would initially add approximately $0.6 million of annual revenue.

Monmouth County Reclamation Center - In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC (NSU), the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014. See Note 4 – Commitments and Contingent Liabilities for further discussion of Middlesex’s guaranty of AWM’s performance.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - On November 8, 2013, Middlesex filed an application with the NJBPU seeking permission to increase its base water rates by approximately $10.6 million per year. The request was necessitated by capital investments Middlesex has made, or has committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Hess Corporation, Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Index

Effective November 5, 2013, Middlesex implemented a NJBPU approved $0.3 million Distribution System Improvement Charge (DSIC) rate increase, allowing Middlesex to recover costs for qualifying projects placed in service between March 1, 2013 and August 31, 2013. A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  The DSIC rate is allowed to increase in three subsequent six month periods for additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered is $1.4 million.

In June 2013, the NJBPU approved a Middlesex request to defer approximately $0.4 million of costs related to Superstorm Sandy, which occurred in October 2012. These costs include labor, outside contractor costs, fuel, generator rental and other directly related expenses resulting from storm damage mitigation, repair, clean-up and restoration activities. Middlesex has submitted claims for these costs through its insurance carrier and has received an initial payment of $0.2 million. Middlesex is seeking recovery of Superstorm Sandy related costs not recovered through insurance (currently $0.2 million) in its current base rate proceeding. Middlesex cannot predict whether the NJBPU will approve, in whole or in part, the recovery of Superstorm Sandy costs not covered by the insurance claim.

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

Tidewater - On November 25, 2013, Tidewater filed an application with the DEPSC seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Concurrent with Tidewater’s interim rate increase, Tidewater’s DEPSC approved $0.1 million annual DSIC rate reset to $0.

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

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for the water service, which is approximately 50% of the approved increase, will be phased-in over one year.

Southern Shores - In June 2011, the DEPSC approved a multi-year agreement for a phased-in base water rate increase for Southern Shores.  Under the terms of the agreement, which expires in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The Pennsylvania Public Utilities Commission (PAPUC) approved a $0.1 million, three-year phased-in base rate water increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2013	2012	Recovery Periods
Postretirement Benefits	$20,826	$53,142	Various
Income Taxes	12,207	17,866	Various
Rate Cases, Storm Costs, Tank Painting, and Other	1,353	1,823	2-9 years
Total	$34,386	$72,831

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2013 and 2012, the Company has approximately $9.6 million and $8.8, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred. These amounts are recorded as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.6 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Index

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2013	2012	2011
Income Tax at Statutory Rate	$8,638	$7,420	$6,816
Tax Effect of:
Utility Plant Related	(527)	(442)	(620)
State Income Taxes – Net	546	420	305
Employee Benefits	(46)	(23)	1
Other	10	8	25
Total Income Tax Expense	$8,621	$7,383	$6,527

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$5,018	$2,994	$3,550
State	688	430	395
Deferred:
Federal	2,855	3,832	2,594
State	139	206	67
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$8,621	$7,383	$6,527

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2013	2012
Utility Plant Related	$41,912	$39,020
Customer Advances	(3,598)	(3,673)
Employee Benefits	1,121	6,523
Investment Tax Credits (ITC)	989	1,068
Other	(325)	(94)
Total Deferred Tax Liability and ITC	$40,099	$42,844

Index

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

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2013	2012	2011
Untreated	$2.4	$2.4	$2.4
Treated	3.2	3.1	2.7
Total Costs	$5.6	$5.5	$5.1

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

Guarantees - In September 2013, Middlesex entered into an agreement with Monmouth County to serve as guarantor of the performance of AWM to design, construct and operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey (see Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments for further discussion of Middlesex’s guaranty of AWM’s performance). Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014. In addition, Middlesex entered into agreements with AWM and NSU, the parent company of AWM, whereby, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, Middlesex provides operational support to the project, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of December 31, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.4 million.

Construction –The Company may spend up to $31.4 million in 2014, $32.6 million in 2015 and $23.9 million in 2016 on its construction program. The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

Litigation – The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Index

Change in Control Agreements – The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2013 and 2012 is summarized below:

	(Millions of Dollars)
	2013	2012
Established Lines at Year-End	$60.0	$60.0
Maximum Amount Outstanding	30.5	29.0
Average Outstanding	27.7	25.5
Notes Payable at Year-End	28.5	28.0
Weighted Average Interest Rate	1.41%	1.43%
Weighted Average Interest Rate at Year-End	1.47%	1.40%

The maturity dates for the Notes Payable as of December 31, 2013 are all in January 2014 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 2.3 million shares. The cumulative number of shares issued under the DRP at December 31, 2013 is 2.2 million. For the years ended December 31, 2013, 2012 and 2011, the Company raised approximately $1.7 million, $1.6 million and $1.5 million, respectively, through the issuance of shares under the DRP.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2013, 2012 and 2011, 5,432 shares, 5,768 shares and 3,833 shares, respectively, of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 81,997 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2013, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock.

At December 31, 2013 and 2012, there were less than 0.1 million shares of preferred stock authorized and outstanding and there were no dividends in arrears.

Index

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

Long-term Debt

In May 2013, Middlesex borrowed $3.9 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program and issued First Mortgage Bonds (Bonds) designated as Series TT ($2.9 million) and Series UU ($1.0 million).  The interest rate on the Series TT Bonds is zero and the interest rate on the Series UU Bonds ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2032. Proceeds may only be used for the Middlesex 2013 RENEW Program.

In November 2012, Middlesex completed the transaction for the redemption and refinance of $57.5 million of Bonds.  The Bonds were originally issued in five separate transactions or series under the loan program of the New Jersey Economic Development Authority (NJEDA) and were replaced with three new series of Bonds designated as Series QQ, RR and SS totaling $55.4 million issued through the NJEDA, net of a $2.2 million issuance premium. The restricted proceeds of the new Bonds were used to redeem $51.5 million of the original Bonds in December 2012 and $6.0 million of the original Bonds in January 2013. The NJEDA does not guarantee the debt. The tax-exempt nature of the interest paid to bondholders remains in place.  The transaction was designed to extend the maturity date and reduce the interest cost for the underlying debt.  Annual debt service expenses declined by approximately $0.9 million.

In May 2012, Middlesex borrowed $3.9 million through the NJEIT under the New Jersey SRF loan program and issued Bonds designated as Series OO ($3.0 million) and Series PP ($0.9 million).  The interest rate on the Series OO Bonds is zero and the interest rate on the Series PP Bonds ranges from 2.0% to 5.0% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2031. Proceeds were used for the Middlesex 2012 RENEW Program.

In March 2011, Tidewater closed on a $2.8 million loan with the Delaware SRF program which allows, but does not obligate, Tidewater to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of July 1, 2031 on the amount actually borrowed. As of December 31, 2013, Tidewater has borrowed $2.7 million against this loan and does not anticipate any future borrowings under this loan.

In March 2011, Southern Shores closed on a $1.6 million loan with the Delaware SRF program, which allows, but does not obligate, Southern Shores to draw against a General Obligation Note for a specific project. The interest rate on any draw will be set at 3.75% with a final maturity of November 30, 2030 on the amount actually borrowed. As of December 31, 2013, Southern Shores has borrowed $1.4 million against this loan and does not anticipate any future borrowings under this loan.

Index

Bond Series QQ through SS are term bonds with single maturity dates subsequent to 2018. Principal repayments for all series of the Company’s long-term debt except for Bond Series Y extend beyond 2018. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2014	$ 5.4
2015	$ 5.5
2016	$ 5.6
2017	$ 5.7
2018	$ 5.8

The weighted average interest rate on all long-term debt at both December 31, 2013 and 2012 was 4.23% and 4.34%, respectively. Except for the Amortizing Secured Notes, all of the Company’s outstanding long-term debt has been issued through the NJEDA ($55.4 million), the NJEIT program ($32.7 million) and the Delaware SRF program ($9.7 million).

Restricted cash includes proceeds from various New Jersey SRF loans. These funds are held in trusts and restricted for specific capital expenditures and debt service requirements. As discussed above, Series TT and UU proceeds can only be used for the 2013 RENEW Program. All other bond issuance balances in restricted cash are for debt service requirements.

In 2013, 2012 and 2011, the NJEIT de-obligated principal payments of $0.1 million, $0.3 million and $0.6 million, respectively, on several series of SRF long-term debt.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2013. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except per Share Amounts)
	2013		2012		2011
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$16,633	15,868	$14,396	15,733	$13,447	15,615
Preferred Dividend	(190)		(206)		(206)
Earnings Applicable to Common Stock	$16,443	15,868	$14,190	15,733	$13,241	15,615
Basic EPS	$1.04		$0.90		$0.85
Diluted:
Earnings Applicable to Common Stock	$16,443	15,868	$14,190	15,733	$13,241	15,615
$7.00 Series Dividend	97	166	97	166	97	166
$8.00 Series Dividend	40	76	56	96	56	96
Adjusted Earnings Applicable to Common Stock	$16,580	16,110	$14,343	15,995	$13,394	15,877
Diluted EPS	$1.03		$0.90		$0.84

Index

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt relating to Bonds and SRF Notes is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds and SRF Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	(Thousands of Dollars)
	At December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$87,471	$79,733	$91,938	$93,556
State Revolving Notes	$625	$628	$708	$712

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $45.0 million and $47.7 million at December 31, 2013 and 2012, respectively. Customer advances for construction have a carrying amount of $21.8 million and $22.0 million at December 31, 2013 and 2012, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2013 and 2012 was $47.5 million and $52.4 million, respectively.

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

Index

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2013 and 2012.

	December 31, (Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2013	2012	2013	2012
Change in Projected Benefit Obligation:
Beginning Balance	$62,817	$56,201	$50,608	$43,121
Plan Amendment*	—	—	(10,244)	—
Service Cost	2,300	2,198	1,338	1,784
Interest Cost	2,468	2,417	1,594	1,868
Actuarial (Gain) Loss	(9,694)	3,833	(5,595)	4,425
Benefits Paid	(1,850)	(1,832)	(489)	(590)
Ending Balance	$56,041	$62,817	$37,212	$50,608
*See discussion of Other Benefits Plan amendment in “Other Benefits” above.
Change in Fair Value of Plan Assets:
Beginning Balance	$37,904	$32,196	$20,408	$15,817
Actual Return on Plan Assets	6,779	3,879	2,553	1,241
Employer Contributions	3,610	3,661	2,673	3,940
Benefits Paid	(1,850)	(1,832)	(489)	(590)
Ending Balance	$46,443	$37,904	$25,145	$20,408

Funded Status	$(9,598)	$(24,913)	$(12,067)	$(30,200)

	December 31,
	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	2013	2012	2013	2012
Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	(330)	(345)	—	—
Noncurrent Liability	(9,268)	(24,568)	(12,067)	(30,200)
Net Liability Recognized	$(9,598)	$(24,913)	$(12,067)	$(30,200)

Index

	Years Ended December 31,
	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service Cost	$2,300	$2,198	$1,575	$1,338	$1,784	$1,306
Interest Cost	2,468	2,417	2,261	1,594	1,868	1,604
Expected Return on Plan Assets	(2,894)	(2,458)	(2,283)	(1,622)	(1,258)	(1,026)
Amortization of Net Transition Obligation	—	—	—	—	135	135
Amortization of Net Actuarial Loss	1,632	1,549	565	2,066	1,765	878
Amortization of Prior Service Cost	10	10	10	(1,728)	—	—
Net Periodic Benefit Cost	$3,516	$3,716	$2,128	$1,648	$4,294	$2,897

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2014 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$416	$1,413
Prior Service Cost	2	(1,728)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2013, 2012 and 2011, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	4.87%	3.99%	4.37%	4.87%	3.99%	4.37%
Benefit Cost	3.99%	4.37%	5.48%	3.99%	4.37%	5.48%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

For the 2013 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2014 with the annual rate of increase declining 1.0% per year for 2015-2017 and 0.5% per year for 2018-2019, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2019.

Index

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$652	$(498)
Effect on Projected Benefit Obligation	$6,008	$(4,794)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2014	$1,966	$838
2015	1,966	1,005
2016	1,944	1,158
2017	2,243	1,323
2018	2,306	1,455
2019-2023	15,033	9,304
Totals	$25,458	$15,083

Benefit Plans Assets

The allocation of plan assets at December 31, 2013 and 2012 by asset category is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2013	2012	2013	2012	Target	Range
Equity Securities	65.4%	60.9%	47.8%	40.3%	60%	30-70%
Debt Securities	32.1%	32.9%	47.9%	53.0%	38%	25-70%
Cash	0.8%	6.0%	3.6%	5.9%	2%	0-10%
Real Estate/Commodities	1.7%	0.2%	0.7%	0.8%	0%	0-5%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.8 million (1.8% of total plan assets) and $0.8 million (2.0 % of total pension plan assets) at December 31, 2013 and 2012, respectively.

Index

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

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$191	$—	$—	191
Small Cap Value	278	—	—	278
Mid Cap Growth	1,015	—	—	1,015
Mid Cap Value	555	—	—	555
Large Cap Core	13,916	—	—	13,916
Foreign Small Mid Growth	298	—	—	298
Foreign Large Core	863	—	—	863
Foreign Large Growth	457			457
Foreign Large Blend	2,439	—	—	2,439
Pacific Asia/ex-Japan Stock	157			157
Diversified Emerging Markets	590	—	—	590
Intermediate Term Bond	14,909	—	—	14,909
Real Asset	1,074	—	—	1,074
Money Market Funds:
Cash and Cash Equivalents	44	313	—	357
Equity Securities:
Non-Financial Services	147	—	—	147
Financial Services	1,882	—	—	1,882
Utilities	1,433	—	—	1,433
Consumer Growth	1,665	—	—	1,665
Consumer Staples	392	—	—	392
Consumer Cyclicals	1,063	—	—	1,063
Industrial Resources	149	—	—	149
Capital Equipment	419	—	—	419
Technology	1,319	—	—	1,319
Energy	875	—	—	875
Total Investments	$46,130	$313	$—	$46,443

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Common Trust Fund-Large Cap	$—	$10,409	$—	$10,409
Mutual Funds:
Mid Cap Growth	703	—	—	703
Mid Cap Value	412	—	—	412
Foreign Small Mid Growth	255	—	—	255
Foreign Large Blend	710	—	—	710
Pacific Asia/ex-Japan Stock	164			164
Diversified Emerging Markets	222	—	—	222
Preferred Stock Index	82	—	—	82
Money Market Funds:
Cash and Cash Equivalents	2,385	747	—	3,132
Equity Securities:
Non-Financial Services	293	—	—	293
Financial Services	1,883	—	—	1,883
Utilities	1,334	—	—	1,334
Consumer Growth	1,778	—	—	1,778
Consumer Staples	931	—	—	931
Consumer Cyclicals	886	—	—	886
Industrial Resources	224	—	—	224
Capital Equipment	669	—	—	669
Technology	1,324	—	—	1,324
Energy	860	—	—	860
Corporate Bonds	—	3,575	—	3,575
Mortgage-Backed Securities (1)	—	2,570	—	2,570
Asset-Backed Securities (1)	—	25	—	25
Agency/US/State/Municipal Debt		5,312	—	5,312
Sovereign/Non-US Debt	—	63	—	63
Commodities	88	—	—	88
Total Investments	$15,203	$22,701	$—	$37,904

(1) Mortgage-backed securities represent AAA rated securities and substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AA+), secured primarily by credit card, auto loan, and home equity receivables.

Index

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$290	$—	$—	$290
Mid Cap Core	264	—	—	264
Mid Cap Growth	470	—	—	470
Mid Cap Value	658	—	—	658
Large Cap Core	8,650	—	—	8,650
Foreign Small Mid Growth	361	—	—	361
Foreign Large Core	780	—	—	780
Foreign Large Growth	151	—	—	151
Foreign Large Value	86	—	—	86
Pacific Asia/ex-Japan Stock	125			125
Diversified Emerging Markets	195	—	—	195
Preferred Stock Index	110	—	—	110
Real Estate Index	59	—	—	59
Money Market Funds:
Cash and Cash Equivalents	—	895	—	895
Agency/US/State/Municipal Debt	767	11,161	—	11,928
Commodities	123	—	—	123
Total Investments	$13,089	$12,056	$—	$25,145

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

Index

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2013 and expects to make $3.3 million of cash contributions in 2014.

For the Other Benefits Plan, Middlesex made total cash contributions of $2.7 million in 2013 and expects to make $1.4 million of cash contributions in 2014.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.5 million for each of the years ended December 31, 2013, 2012 and 2011.

For those employees hired after March 31, 2007 and still actively employed on December 31, 2013, the Company approved and will fund discretionary contribution of $0.3 million, which was based on 5.0% of eligible 2013 compensation. For the years ended December 31, 2012 and 2011, the Company made discretionary contributions of $0.2 million and $0.2 million, respectively, for those qualifying employees.

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

Index

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2011	94	$891
Granted	30	518	$16.97
Vested	(15)	—
Forfeited	(1)	(7)
Amortization of Compensation Expense	—	(323)
Balance, December 31, 2011	108	$1,079
Granted	21	408	$19.35
Vested	(15)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(448)
Balance, December 31, 2012	114	$1,039
Granted	28	589	$21.20
Vested	(24)	—
Forfeited	(1)	(12)
Amortization of Compensation Expense	—	(400)
Balance, December 31, 2013	117	$1,216

The fair value of vested restricted shares was $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2013	2012	2011
Revenues:
Regulated	$100,910	$98,021	$91,729
Non – Regulated	14,463	12,851	10,805
Inter-segment Elimination	(527)	(493)	(465)
Consolidated Revenues	$114,846	$110,379	$102,069

Operating Income:
Regulated	$28,744	$25,944	$22,760
Non – Regulated	2,226	1,703	1,441
Consolidated Operating Income	$30,970	$27,647	$24,201

Depreciation:
Regulated	$10,807	$10,241	$9,601
Non – Regulated	181	168	145
Consolidated Depreciation	$10,988	$10,409	$9,746

Other Income, Net:
Regulated	$828	$1,489	$1,982
Non – Regulated	(14)	94	896
Inter-segment Elimination	(723)	(726)	(729)
Consolidated Other Income, Net	$91	$857	$2,149

Interest Expense:
Regulated	$5,807	$6,725	$6,376
Non – Regulated	97	96	97
Inter-segment Elimination	(97)	(96)	(97)
Consolidated Interest Charges	$5,807	$6,725	$6,376

Income Taxes:
Regulated	$7,635	$6,579	$5,548
Non – Regulated	986	804	979
Consolidated Income Taxes	$8,621	$7,383	$6,527

Net Income:
Regulated	$15,504	$13,500	$12,088
Non – Regulated	1,129	896	1,359
Consolidated Net Income	$16,633	$14,396	$13,477

Capital Expenditures:
Regulated	$19,894	$21,149	$23,125
Non – Regulated	186	429	437
Total Capital Expenditures	$20,080	$21,578	$23,562

	As of December 31, 2013	As of December 31, 2012
Assets:
Regulated	$529,381	$560,165
Non – Regulated	8,887	11,674
Inter-segment Elimination	(7,927)	(10,113)
Consolidated Assets	$530,341	$561,726

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2013 and 2012 are as follows:

	(Thousands of Dollars, Except per Share Data)
2013	1st	2nd	3rd	4th	Total

Operating Revenues	$27,038	$29,102	$31,285	$27,421	$114,846
Operating Income	5,865	8,171	10,270	6,664	30,970
Net Income	3,177	4,481	5,807	3,168	16,633
Basic Earnings per Share	$0.20	$0.28	$0.36	$0.20	$1.04
Diluted Earnings per Share	$0.20	$0.28	$0.36	$0.19	$1.03

2012	1st	2nd	3rd	4th	Total

Operating Revenues	$23,546	$27,401	$32,353	$27,079	$110,379
Operating Income	3,877	7,210	10,843	5,717	27,647
Net Income	1,807	3,725	6,138	2,726	14,396
Basic Earnings per Share	$0.11	$0.23	$0.39	$0.17	$0.90
Diluted Earnings per Share	$0.11	$0.23	$0.39	$0.17	$0.90

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2013. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2013, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 5, 2014

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 5, 2014 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Reading, Pennsylvania
March 5, 2014

Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2013.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2013.

Consolidated Statements of Capital Stock and Long-term Debt at December 31, 2013 and 2012.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2013.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	March 5, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 5, 2014.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of 2003 Form 10-K.
10.7	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of 2006 First Quarter Form 10-Q.
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.11(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the 2008 Form 10-K.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.14	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the 1998 Third Quarter Form 10-Q.
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the 1998 Third Quarter Form 10-Q.
10.16	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the 2004 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the 2004 Form 10-K.
10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., Dated March 19, 2009, filed as Exhibit No. 10.28 of the 2009 First Quarter Form 10-Q.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the 2007 Form 10-K.
72

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the 2008 Form 10-K.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
*10.32	Renewal of Amended and Restated Line of Credit Note between registrant and PNC Bank, originally filed as Exhibit 10.33 of the 2013 Second Quarter Form 10-Q.
10.33	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A, filed as Exhibit 10.34 of the 2013 Second Quarter Form 10-Q.
10.34	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A, filed as Exhibit 10.35 of the 2013 Second Quarter Form 10-Q.
10.35

Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB., filed as Exhibit 10.40 to the Company’s September 30, 2011 Quarterly Report on

Form 10-Q.

10.36	Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the 2010 Form 10-K.
10.37	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the 2010 Form 10-K.
73

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.38	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the June 30, 2012 Form 10-Q.
10.39	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the June 30, 2012 Form 10-Q.
10.40	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS), filed as Exhibit 10.41 of the 2012 Form 10-K.
10.41	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT), filed as Exhibit 10.42 of the 2013 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU), filed as Exhibit 10.43 of the 2013 Second Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

74