Form 10-Q
period 2014-03-31
MIDDLESEX WATER CO
filed 2014-05-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       ☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2014: Common Stock, No Par Value: 15,986,792 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013

Operating Revenues	$27,173	$27,038

Operating Expenses:
Operations and Maintenance	15,437	15,430
Depreciation	2,815	2,709
Other Taxes	2,954	3,034

Total Operating Expenses	21,206	21,173

Operating Income	5,967	5,865

Other Income (Expense):
Allowance for Funds Used During Construction	67	38
Other Income	11	97
Other Expense	(20)	(10)

Total Other Income, net	58	125

Interest Charges	1,103	1,155

Income before Income Taxes	4,922	4,835

Income Taxes	1,753	1,658

Net Income	3,169	3,177

Preferred Stock Dividend Requirements	43	52

Earnings Applicable to Common Stock	$3,126	$3,125

Earnings per share of Common Stock:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

Average Number of Common Shares Outstanding:
Basic	15,974	15,806
Diluted	16,178	16,069

Cash Dividends Paid per Common Share	$0.1900	$0.1875

See Notes to Condensed Consolidated Financial Statements 1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2014	2013
UTILITY PLANT:	Water Production	$133,760	$132,834
	Transmission and Distribution	362,193	359,931
	General	56,890	55,670
	Construction Work in Progress	6,201	8,410
	TOTAL	559,044	556,845
	Less Accumulated Depreciation	111,048	110,366
	UTILITY PLANT - NET	447,996	446,479

CURRENT ASSETS:	Cash and Cash Equivalents	5,902	4,834
	Accounts Receivable, net	10,853	11,640
	Unbilled Revenues	5,306	5,652
	Materials and Supplies (at average cost)	2,143	1,984
	Prepayments	1,461	1,728
	TOTAL CURRENT ASSETS	25,665	25,838

DEFERRED CHARGES	Unamortized Debt Expense	3,479	3,526
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	4,593	4,728
	Regulatory Assets	34,197	34,386
	Operations Contracts, Developer and Other Receivables	2,844	2,744
	Restricted Cash	1,886	2,473
	Non-utility Assets - Net	9,482	9,440
	Other	714	727
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	57,195	58,024
	TOTAL ASSETS	$530,856	$530,341

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$146,694	$146,185
	Retained Earnings	42,651	42,560
	TOTAL COMMON EQUITY	189,345	188,745
	Preferred Stock	2,859	2,886
	Long-term Debt	129,034	129,798
	TOTAL CAPITALIZATION	321,238	321,429

CURRENT	Current Portion of Long-term Debt	5,377	5,386
LIABILITIES:	Notes Payable	27,500	28,450
	Accounts Payable	5,595	6,328
	Accrued Taxes	11,253	8,132
	Accrued Interest	451	1,151
	Unearned Revenues and Advanced Service Fees	781	837
	Other	1,563	2,394
	TOTAL CURRENT LIABILITIES	52,520	52,678

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,880	21,837
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	969	989
	Accumulated Deferred Income Taxes	39,754	39,110
	Employee Benefit Plans	20,911	21,335
	Regulatory Liability - Cost of Utility Plant Removal	9,613	9,639
	Other	1,347	1,348
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	94,474	94,258

CONTRIBUTIONS IN AID OF CONSTRUCTION		62,624	61,976
	TOTAL CAPITALIZATION AND LIABILITIES	$530,856	$530,341

See Notes to Condensed Consolidated Financial Statements 2

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,169	$3,177
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,010	2,866
Provision for Deferred Income Taxes and Investment Tax Credits	657	711
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(43)	(24)
Cash Surrender Value of Life Insurance	(21)	(59)
Stock Compensation Expense	97	77
Changes in Assets and Liabilities:
Accounts Receivable	787	1,224
Unbilled Revenues	346	28
Materials & Supplies	(159)	(573)
Prepayments	267	514
Accounts Payable	(733)	718
Accrued Taxes	3,121	1,969
Accrued Interest	(700)	314
Employee Benefit Plans	(495)	(94)
Unearned Revenue & Advanced Service Fees	(56)	(4)
Other Assets and Liabilities	(886)	(589)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,361	10,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $24 in 2014, $14 in 2013	(4,165)	(4,506)
Restricted Cash	587	98
Investment in Joint Venture	—	(750)

NET CASH USED IN INVESTING ACTIVITIES	(3,578)	(5,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(929)	(6,887)
Proceeds from Issuance of Long-term Debt	211	11
Net Short-term Bank Borrowings	(950)	(500)
Restricted Cash	—	6,070
Proceeds from Issuance of Common Stock	385	407
Payment of Common Dividends	(3,034)	(2,963)
Payment of Preferred Dividends	(43)	(52)
Construction Advances and Contributions-Net	645	300

NET CASH USED IN FINANCING ACTIVITIES	(3,715)	(3,614)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,068	1,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,834	3,025
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,902	$4,508

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$44	$397
Long-term Debt Deobligation	$—	$64

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,930	$932
Interest Capitalized	$24	$14
Income Taxes	$—	$1,130

See Notes to Condensed Consolidated Financial Statements 3

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		March 31,	December 31,
		2014	2013
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2014 - 15,985	$146,694	$146,185
	2013 - 15,963

	Retained Earnings	42,651	42,560
	TOTAL COMMON EQUITY	$189,345	$188,745

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 130
	Shares Outstanding -28
	Convertible:
	Shares Outstanding, $7.00 Series - 14	1,429	1,457
	Shares Outstanding, $8.00 Series - 3	350	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,859	$2,886

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,962	$2,005
	6.25%, Amortizing Secured Note, due May 19, 2028	5,950	6,055
	6.44%, Amortizing Secured Note, due August 25, 2030	4,597	4,667
	6.46%, Amortizing Secured Note, due September 19, 2031	4,877	4,947
	4.22%, State Revolving Trust Note, due December 31, 2022	465	465
	3.60%, State Revolving Trust Note, due May 1, 2025	2,654	2,654
	3.30% State Revolving Trust Note, due March 1, 2026	524	541
	3.49%, State Revolving Trust Note, due January 25, 2027	553	569
	4.03%, State Revolving Trust Note, due December 1, 2026	742	742
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	343	343
	0.00%, State Revolving Fund Bond, due August 1, 2021	275	281
	3.64%, State Revolving Trust Note, due July 1, 2028	330	330
	3.64%, State Revolving Trust Note, due January 1, 2028	110	110
	3.45%, State Revolving Trust Note, due August 1, 2031	677	467
	6.59%, Amortizing Secured Note, due April 20, 2029	5,261	5,348
	7.05%, Amortizing Secured Note, due January 20, 2030	3,958	4,021
	5.69%, Amortizing Secured Note, due January 20, 2030	8,120	8,248
	3.75%, State Revolving Trust Note, due July 1, 2031	2,515	2,515
	3.75%, State Revolving Trust Note, due November 30, 2030	1,333	1,333
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	262	268
	4.25% to 4.63%, Series Y, due September 1, 2018	300	300
	0.00%, Series Z, due September 1, 2019	658	671
	5.25% to 5.75%, Series AA, due September 1, 2019	830	830
	0.00%, Series BB, due September 1, 2021	945	965
	4.00% to 5.00%, Series CC, due September 1, 2021	1,145	1,145
	0.00%, Series EE, due August 1, 2023	3,882	3,968
	3.00% to 5.50%, Series FF, due August 1, 2024	5,335	5,335
	0.00%, Series GG, due August 1, 2026	1,152	1,171
	4.00% to 5.00%, Series HH, due August 1, 2026	1,475	1,475
	0.00%, Series II, due August 1, 2024	950	971
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,165	1,165
	0.00%, Series KK, due August 1, 2028	1,322	1,346
	5.00% to 5.50%, Series LL, due August 1, 2028	1,505	1,505
	0.00%, Series MM, due August 1, 2030	1,604	1,637
	3.00% to 4.375%, Series NN, due August 1, 2030	1,835	1,835
	0.00%, Series OO, due August 1, 2031	2,659	2,709
	2.00% to 5.00%, Series PP, due August 1, 2031	885	885
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,809	2,860
	3.00% to 3.25%, Series UU, due August 1, 2032	1,015	1,015
	SUBTOTAL LONG-TERM DEBT	132,394	133,112
	Add: Premium on Issuance of Long-term Debt	2,017	2,072
	Less: Current Portion of Long-term Debt	(5,377)	(5,386)
	TOTAL LONG-TERM DEBT	$129,034	$129,798

See Notes to Condensed Consolidated Financial Statements 4

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

The consolidated notes within the 2013 Annual Report on Form 10-K (the 2013 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three month periods ended March 31, 2014, and 2013. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2013, has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex - On November 8, 2013, Middlesex filed an application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates by approximately $10.6 million per year. The request was necessitated by capital investments Middlesex has made, or has committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Hess Corporation, Middlesex’s largest retail water customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013.We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU is not expected until the third quarter of 2014.

Tidewater - On November 25, 2013, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the request. A decision by the DEPSC is not expected until the second half of 2014. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Concurrent with Tidewater’s interim rate increase, Tidewater’s DEPSC approved $0.1 million annual Distribution System Improvement Charge rate reset to $0.

In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Under the agreement, Tidewater will provide DAFB with potable water service and integrate the DAFB water system into its regulated utility operations. Tidewater expects to begin providing water service to DAFB in September 2014. Service to DAFB is expected to initially generate approximately $0.6 million of revenue annually.

Index

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2014 and 2013, there were 18,919 common shares (approximately $0.4 million) and 20,991 common shares (approximately $0.4 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt

In January 2014, the NJBPU approved Middlesex’s request to borrow up to $4.5 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program. Middlesex expects to close on this borrowing in May 2014.  Proceeds will be used for the Middlesex 2014 RENEW Program, which is our ongoing initiative to clean and cement all unlined mains in the Middlesex system.

In February 2014, 257 shares ($28 thousand) of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock was converted into 3,084 shares of common stock.

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

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$87,148	$81,653	$87,471	$79,733
SRF Bonds	$619	$621	$625	$628

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $44.6 million at March 31, 2014 and $45.0 million at December 31, 2013. Customer advances for construction have carrying amounts of $21.9 million and $21.8 million, respectively, at March 31, 2014 and December 31, 2013. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2014		2013
Basic:	Income	Shares	Income	Shares
Net Income	$3,169	15,974	$3,177	15,806
Preferred Dividend	(43)		(52)
Earnings Applicable to Common Stock	$3,126	15,974	$3,125	15,806

Basic EPS	$0.20		$0.20

Diluted:
Earnings Applicable to Common Stock	$3,126	15,974	$3,125	15,806
$7.00 Series Preferred Dividend	24	163	24	167
$8.00 Series Preferred Dividend	6	41	14	96
Adjusted Earnings Applicable to Common Stock	$3,156	16,178	$3,163	16,069

Diluted EPS	$0.20		$0.20

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2014	2013
Revenues:
Regulated	$23,653	$23,424
Non – Regulated	3,637	3,736
Inter-segment Elimination	(117)	(122)
Consolidated Revenues	$27,173	$27,038

Operating Income:
Regulated	$5,404	$5,338
Non – Regulated	563	527
Consolidated Operating Income	$5,967	$5,865

Net Income:
Regulated	$2,881	$2,910
Non – Regulated	288	267
Consolidated Net Income	$3,169	$3,177

Capital Expenditures:
Regulated	$4,134	$4,401
Non – Regulated	31	105
Total Capital Expenditures	$4,165	$4,506

	As of	As of
	March 31,	December 31,
	2014	2013
Assets:
Regulated	$529,756	$529,381
Non – Regulated	9,033	8,887
Inter-segment Elimination	(7,933)	(7,927)
Consolidated Assets	$530,856	$530,341

Note 6 – Short-term Borrowings

As of March 31, 2014, the Company has established lines of credit aggregating $60.0 million. At March 31, 2014, the outstanding borrowings under these credit lines were $27.5 million at a weighted average interest rate of 1.43%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $28.0 million and $27.9 million at 1.45% and 1.40% for the three months ended March 31, 2014 and 2013, respectively.

The maturity dates for the $27.5 million outstanding as of March 31, 2014 are all in April 2014 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2014	2013

Treated	$778	$761
Untreated	606	606
Total Costs	$1,384	$1,367

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

Guarantees - In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC (NSU), the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and is expected to begin in the third quarter of 2014. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  Under agreements with AWM and NSU, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of March 31, 2014, and December 31, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.4 million.

Index

Construction

The Company has budgeted approximately $31.4 million for its construction program in 2014. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended March 31, 2014 and 2013, the Company made Pension Plan cash contributions of $0.5 million and $0.6 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $2.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s postretirement plan other than pensions (Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended March 31, 2014 and 2013, the Company made Other Benefits Plan cash contributions of $0.2 million and $0.7 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.2 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2014	2013	2014	2013

Service Cost	$473	$575	$258	$334
Interest Cost	670	617	448	399
Expected Return on Assets	(883)	(724)	(484)	(406)
Amortization of Unrecognized Losses	104	408	353	516
Amortization of Unrecognized Prior Service Cost (Credit)	1	2	(432)	(432)
Net Periodic Benefit Cost	$365	$878	$143	$411

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into active projects; and
-	other factors discussed elsewhere in this quarterly report.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Index

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

We have an investment in a joint venture, Ridgewood Green RME, LLC, that owns and operates facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities.

In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy).

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon USA. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities and an industrial customer.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 39,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services an additional 3,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,100 residential retail customers.

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

Recent Developments

Middlesex and Tidewater Base Water Rate Filings - In November 2013, Middlesex and Tidewater filed applications with the New Jersey Board of Public Utilities and Delaware Public Service Commission (DEPSC), respectively, seeking permission to increase their base water rates $10.6 million per year and $3.9 million per year, respectively. These requests were necessitated by capital investments made, or committed to be made, increased operations and maintenance costs and Middlesex industrial and wholesale customer losses.

Dover Air Force Base - In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Under the agreement, Tidewater will provide DAFB with potable water service and integrate the DAFB water system into its regulated utility operations. Tidewater expects to begin providing water service to DAFB in September 2014. Service to DAFB is expected to initially generate approximately $0.6 million of annual revenue.

Outlook

Revenues in 2014 are expected to be favorably impacted by Middlesex and Tidewater base water rate increases, (see “Middlesex and Tidewater Base Water Rate Filings” above for further discussion on Middlesex and Tidewater’s base rate increase filings). Decisions by Middlesex’s and Tidewater’s respective regulators on these rate increase requests are not expected until the second half of 2014. In addition, revenues are expected to be favorably impacted by Tidewater’s agreement to provide water service to DAFB (beginning in September 2014) and the full year effect of the Middlesex Distribution System Improvement Charge and TESI’s Plantations development (Plantations) wastewater asset acquisition, which TESI began serving in October 2013.

Improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for our actuarially-determined 2014 employee benefit plan expenses are expected to result in lower expenses and cash contributions in 2014.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Ongoing economic conditions continue to negatively impact our customers’ water consumption, particularly the level of water usage by our commercial and industrial customers in our Middlesex system. We are unable to determine when these customers’ water demands may fully return to previous levels, or if a reduced level of demand will continue indefinitely. We were given appropriate recognition for a portion of this decrease in customer consumption in Middlesex’s July 2012 rate increase and we are seeking further recognition of this decrease in our current Middlesex base water rate proceeding.

Revenues and earnings are influenced by weather. Changes in usage patterns, as well as increases in capital expenditures and operating costs, are the primary factors in determining the need for rate increase requests. We continue to implement plans to streamline operations and reduce operating costs.

Index

As a result the pace of new residential home construction, there may be an increase in the amount of preliminary survey and investigation (PS&I) costs that will not be currently recoverable in rates. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

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

Results of Operations – Three Months Ended March 31, 2014

	(In Thousands)
	Three Months Ended March 31,
	2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$23,626	$3,547	$27,173	$23,392	$3,646	$27,038
Operations and maintenance expenses	12,591	2,846	15,437	12,447	2,983	15,430
Depreciation expense	2,769	46	2,815	2,664	45	2,709
Other taxes	2,862	92	2,954	2,943	91	3,034
Operating income	5,404	563	5,967	5,338	527	5,865

Other income, net	58	—	58	125	—	125
Interest expense	1,079	24	1,103	1,131	24	1,155
Income taxes	1,502	251	1,753	1,422	236	1,658
Net income	$2,881	$288	$3,169	$2,910	$267	$3,177

Operating Revenues

Operating revenues for the three months ended March 31, 2014 increased $0.1 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $0.5 million, primarily due to the following:
o	Sales to General Metered Service customers decreased by $0.5 million, primarily resulting from Hess Corporation ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013; and
o	Contract Sales to Municipalities remained consistent primarily due to higher demand from customers ($0.5 million) offset by the loss of the Borough of Sayreville, New Jersey as a wholesale customer in August 2013 ($0.5 million);
14

Index
•	Tidewater System revenues increased $0.4 million, primarily due to the following:
o	Increased fees for new customer connections to our water system;
o	The February 2014 implementation of a DEPSC-approved 6.5% interim base rate increase; and
o	Higher customer demand;
•	TESI’s revenues increased $0.2 million, primarily due to the acquisition of the wastewater assets of the Plantations, which TESI began serving in October 2013;
•	White Marsh’s revenues increased $0.1 million, primarily due to higher additional service revenues;
•	USA-PA’s revenues increased $0.1 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	USA’s revenues decreased $0.3 million, primarily due to lower additional services revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system; and
•	All other revenues increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2014 were consistent with the same period in 2013, primarily related to the following factors:

•	Employee benefit expenses decreased $0.8 million due primarily to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Severe winter weather resulted in higher labor overtime costs of $0.3 million and higher water main break costs of $0.3 million in our Middlesex System; and
•	Operation and maintenance expenses for all other categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended March 31, 2014 increased $0.1 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2014 decreased $0.1 million from the same period in 2013, primarily due to lower revenue related taxes on lower taxable revenues in our Middlesex system.

Interest Charges

Interest charges for the three months ended March 31, 2014 decreased $0.1 million from the same period in 2013, primarily due to lower average interest rates on long-term debt.

Other Income, net

Other Income, net for the three months ended March 31, 2014 decreased $0.1 million from the same period in 2012, primarily due to lower rental income.

Income Taxes

Income taxes for the three months ended March 31, 2014 increased $0.1 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013 and a higher effective tax rate, resulting from Middlesex’s subsidiaries who pay state income taxes contributing a higher percentage of 2014 consolidated pre-tax income.

Index

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2014 was consistent with the same period in 2013. Basic and diluted earnings per share were $0.20 for the three months ended March 31, 2014 as well as for the three months ended March 31, 2013.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2014, cash flows from operating activities decreased $1.9 million to $8.4 million. The decrease in cash flows from operating activities primarily resulted from the timing of vendor payments and long-term debt interest payments partially offset by the timing of income tax payments. The $8.4 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

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

The capital investment program for 2014 is currently estimated to be $31.4 million.  Through March 31, 2014, we have expended $4.2 million and expect to incur approximately $27.2 million for capital projects for the remainder of 2014.

We currently project that we may expend approximately $56.5 million for capital projects in 2015 and 2016. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2014, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey and Delaware State Revolving Fund (SRF) loans (currently, $0.7 million and $0.4 million, respectively) and, once the pending New Jersey SRF loan transaction scheduled to close in late May 2014 is complete, up to $4.0 million of proceeds from the 2014 New Jersey SRF program. The SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2014, the outstanding borrowings under these credit lines were $27.5 million.

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

The Company's postretirement benefit plan assets are exposed to fluctuating market prices of debt and equity securities. Changes to the Company's postretirement benefit plan assets’ value can impact the Company's postretirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover postretirement benefit plan costs through rates.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 2, 2014

