Form 10-Q
period 2014-06-30
MIDDLESEX WATER CO
filed 2014-08-04
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐           No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2014: Common Stock, No Par Value: 16,056,825 shares outstanding.

Index

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating Revenues	$29,190	$29,102	$56,363	$56,140

Operating Expenses:
Operations and Maintenance	14,563	15,148	30,000	30,578
Depreciation	2,837	2,725	5,652	5,434
Other Taxes	3,043	3,058	5,997	6,092

Total Operating Expenses	20,443	20,931	41,649	42,104

Operating Income	8,747	8,171	14,714	14,036

Other Income (Expense):
Allowance for Funds Used During Construction	66	89	133	127
Other Income	135	—	146	97
Other Expense	(155)	(11)	(175)	(21)

Total Other Income, net	46	78	104	203

Interest Charges	1,515	1,538	2,618	2,693

Income before Income Taxes	7,278	6,711	12,200	11,546

Income Taxes	2,550	2,230	4,303	3,888

Net Income	4,728	4,481	7,897	7,658

Preferred Stock Dividend Requirements	36	51	79	103

Earnings Applicable to Common Stock	$4,692	$4,430	$7,818	$7,555

Earnings per share of Common Stock:
Basic	$0.29	$0.28	$0.49	$0.48
Diluted	$0.29	$0.28	$0.49	$0.47

Average Number of
Common Shares Outstanding :
Basic	16,018	15,829	15,996	15,818
Diluted	16,199	16,092	16,190	16,081

Cash Dividends Paid per Common Share	$0.1900	$0.1875	$0.3800	$0.3750

See Notes to Condensed Consolidated Financial Statements. 1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2014	2013
UTILITY PLANT:	Water Production	$135,633	$132,834
	Transmission and Distribution	364,669	359,931
	General	57,371	55,670
	Construction Work in Progress	6,774	8,410
	TOTAL	564,447	556,845
	Less Accumulated Depreciation	113,017	110,366
	UTILITY PLANT - NET	451,430	446,479

CURRENT ASSETS:	Cash and Cash Equivalents	5,071	4,834
	Accounts Receivable, net	11,044	11,640
	Unbilled Revenues	7,054	5,652
	Materials and Supplies (at average cost)	2,358	1,984
	Prepayments	3,038	1,728
	TOTAL CURRENT ASSETS	28,565	25,838

DEFERRED CHARGES	Unamortized Debt Expense	3,438	3,526
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,579	4,728
	Regulatory Assets	34,098	34,386
	Operations Contracts, Developer and Other Receivables	3,605	2,744
	Restricted Cash	4,937	2,473
	Non-utility Assets - Net	9,259	9,440
	Other	703	727
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	58,619	58,024
	TOTAL ASSETS	$538,614	$530,341

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$147,654	$146,185
	Retained Earnings	44,307	42,560
	TOTAL COMMON EQUITY	191,961	188,745
	Preferred Stock	2,435	2,886
	Long-term Debt	132,231	129,798
	TOTAL CAPITALIZATION	326,627	321,429

CURRENT	Current Portion of Long-term Debt	5,520	5,386
LIABILITIES:	Notes Payable	28,000	28,450
	Accounts Payable	6,675	6,328
	Accrued Taxes	9,952	8,132
	Accrued Interest	1,150	1,151
	Unearned Revenues and Advanced Service Fees	778	837
	Other	2,399	2,394
	TOTAL CURRENT LIABILITIES	54,474	52,678

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,392	21,837
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	950	989
	Accumulated Deferred Income Taxes	40,420	39,110
	Employee Benefit Plans	20,185	21,335
	Regulatory Liability - Cost of Utility Plant Removal	9,828	9,639
	Other	1,337	1,348
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	94,112	94,258

CONTRIBUTIONS IN AID OF CONSTRUCTION		63,401	61,976
	TOTAL CAPITALIZATION AND LIABILITIES	$538,614	$530,341

See Notes to Condensed Consolidated Financial Statements. 2

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,897	$7,658
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,038	5,705
Provision for Deferred Income Taxes and Investment Tax Credits	1,335	1,075
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(84)	(82)
Cash Surrender Value of Life Insurance	(70)	(112)
Stock Compensation Expense	299	269
Changes in Assets and Liabilities:
Accounts Receivable	796	1,283
Unbilled Revenues	(1,402)	(1,248)
Materials & Supplies	(374)	(701)
Prepayments	(1,310)	(479)
Accounts Payable	347	1,325
Accrued Taxes	1,820	530
Accrued Interest	(1)	189
Employee Benefit Plans	(1,232)	767
Unearned Revenue & Advanced Service Fees	(59)	3
Other Assets and Liabilities	(192)	14

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,808	16,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $49 in 2014, $45 in 2013	(8,505)	(10,222)
Restricted Cash	(2,464)	(2,630)
Distributions from / (Investment in) Joint Venture	765	(1,005)

NET CASH USED IN INVESTING ACTIVITIES	(10,204)	(13,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,726)	(7,724)
Proceeds from Issuance of Long-term Debt	4,398	3,987
Net Short-term Bank Borrowings	(450)	—
Deferred Debt Issuance Expense	(8)	—
Restricted Cash	—	6,070
Proceeds from Issuance of Common Stock	719	883
Payment of Common Dividends	(6,071)	(5,930)
Payment of Preferred Dividends	(79)	(103)
Construction Advances and Contributions-Net	(150)	445

NET CASH USED IN FINANCING ACTIVITIES	(3,367)	(2,372)
NET CHANGES IN CASH AND CASH EQUIVALENTS	237	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,834	3,025
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,071	$2,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,130	$291
Long-term Debt Deobligation	$—	$64

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,770	$2,627
Interest Capitalized	$49	$45
Income Taxes	$2,215	$3,190

See Notes to Condensed Consolidated Financial Statements. 3

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		June 30,	December 31,
		2014	2013
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2014 - 16,055	$147,654	$146,185
	2013 - 15,963

	Retained Earnings	44,307	42,560
	TOTAL COMMON EQUITY	$191,961	$188,745

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 130
	Shares Outstanding - 24-2014; 28-2013
	Convertible:
	Shares Outstanding, $7.00 Series - 10-2014; 14-2013	$1,006	$1,457
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,435	$2,886

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,917	$2,005
	6.25%, Amortizing Secured Note, due May 19, 2028	5,845	6,055
	6.44%, Amortizing Secured Note, due August 25, 2030	4,527	4,667
	6.46%, Amortizing Secured Note, due September 19, 2031	4,807	4,947
	4.22%, State Revolving Trust Note, due December 31, 2022	443	465
	3.60%, State Revolving Trust Note, due May 1, 2025	2,559	2,654
	3.30% State Revolving Trust Note, due March 1, 2026	524	541
	3.49%, State Revolving Trust Note, due January 25, 2027	553	569
	4.03%, State Revolving Trust Note, due December 1, 2026	720	742
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	344	343
	0.00%, State Revolving Fund Bond, due August 1, 2021	275	281
	3.64%, State Revolving Trust Note, due July 1, 2028	322	330
	3.64%, State Revolving Trust Note, due January 1, 2028	107	110
	3.45%, State Revolving Trust Note, due August 1, 2031	1,115	467
	6.59%, Amortizing Secured Note, due April 20, 2029	5,174	5,348
	7.05%, Amortizing Secured Note, due January 20, 2030	3,896	4,021
	5.69%, Amortizing Secured Note, due January 20, 2030	7,991	8,248
	3.75%, State Revolving Trust Note, due July 1, 2031	2,463	2,515
	3.75%, State Revolving Trust Note, due November 30, 2030	1,304	1,333
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	262	268
	4.25% to 4.63%, Series Y, due September 1, 2018	300	300
	0.00%, Series Z, due September 1, 2019	658	671
	5.25% to 5.75%, Series AA, due September 1, 2019	830	830
	0.00%, Series BB, due September 1, 2021	945	965
	4.00% to 5.00%, Series CC, due September 1, 2021	1,145	1,145
	0.00%, Series EE, due August 1, 2023	3,882	3,968
	3.00% to 5.50%, Series FF, due August 1, 2024	5,335	5,335
	0.00%, Series GG, due August 1, 2026	1,152	1,171
	4.00% to 5.00%, Series HH, due August 1, 2026	1,475	1,475
	0.00%, Series II, due August 1, 2024	950	971
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,165	1,165
	0.00%, Series KK, due August 1, 2028	1,322	1,346
	5.00% to 5.50%, Series LL, due August 1, 2028	1,505	1,505
	0.00%, Series MM, due August 1, 2030	1,604	1,637
	3.00% to 4.375%, Series NN, due August 1, 2030	1,835	1,835
	0.00%, Series OO, due August 1, 2031	2,659	2,709
	2.00% to 5.00%, Series PP, due August 1, 2031	885	885
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,809	2,860
	3.00% to 3.25%, Series UU, due August 1, 2032	1,015	1,015
	0.00%, Series VV, due August 1, 2033	2,815	—
	3.00% to 5.00%, Series WW, due August 1, 2033	935	—
	SUBTOTAL LONG-TERM DEBT	135,784	133,112
	Add: Premium on Issuance of Long-term Debt	1,967	2,072
	Less: Current Portion of Long-term Debt	(5,520)	(5,386)
	TOTAL LONG-TERM DEBT	$132,231	$129,798

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

The consolidated notes within the 2013 Annual Report on Form 10-K (the 2013 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2014, the results of operations for the three month and six month periods ended June 30, 2014, and 2013 and cash flows for the six month periods ended June 30, 2014, and 2013. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2013, has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance will be effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or via a cumulative effect upon the date of initial application. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures.

There is no additional new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In June 2014, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), filed in November 2013, was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Middlesex’s largest retail water customer, Hess Corporation, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs, lost revenues, as well as a return on invested capital in rate base of $208.6 million based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

In May 2014, Middlesex filed a petition with the NJBPU seeking approval of foundational capital project information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings. If approved, the DSIC would increase annual revenues in increments occurring at approximate six-month intervals over a period of thirty-six months. The maximum annual revenues to be recovered under the Foundational Filing are $3.6 million. A decision by the NJBPU is expected in August 2014. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the capital projects submitted for consideration.

Index

Tidewater - In November 2013, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. On July 2, 2014, Tidewater filed additional information that resulted in reducing its original request to $2.5 million, primarily from lower employee benefit plan costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the revised request. A decision by the DEPSC is expected in the third quarter of 2014. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. As of June 30, 2014, Tidewater has deferred $0.5 million of the interim rate increase in the event that the final approved rate increase is less than the approved interim rate increase. Concurrent with Tidewater’s interim rate increase, Tidewater’s DEPSC approved $0.1 million annual DSIC rate reset to $0.

In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Under the agreement, Tidewater will provide DAFB with potable water service and integrate the DAFB water system into its regulated utility operations. Tidewater expects to begin providing water service to DAFB in October 2014. Service to DAFB is expected to initially generate approximately $0.6 million of revenue annually.

TESI - The DEPSC approved an April 2014 request by TESI to relinquish its Certificate of Public Necessity and Convenience (“CPCN”) for a real estate parcel in Sussex County, Delaware. This approval allowed for a companion transaction to be completed, whereby TESI was reimbursed with a combination of cash and a future receivable by a real estate developer for $1.9 million of Preliminary Survey and Investigation Costs incurred in connection with the CPCN. TESI recognized a gain of less the $0.1 million from this transaction.

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2014 and 2013, there were 35,078 common shares (approximately $0.7 million) and 45,378 common shares (approximately $0.9 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

For the six months ended June 30, 2014, 4,298 shares (approximately $0.5 million) of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 51,576 shares of common stock.

Long-term Debt

In May 2014, Middlesex borrowed approximately $3.8 million through the New Jersey Environmental Infrastructure Trust under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series VV (approximately $2.8 million) and Series WW ( approximately $0.9 million). The interest rate on the Series VV bond is zero and the interest rate on the Series WW bond ranges from 3.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2033. Proceeds were recorded as Restricted Cash and may only be used for the Middlesex 2014 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system.

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

Index

The carrying amount and fair value of the Company’s bonds were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$90,898	$89,357	$87,471	$79,733
SRF Bonds	$619	$621	$625	$628

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $44.3 million at June 30, 2014 and $45.0 million at December 31, 2013. Customer advances for construction have carrying amounts of $21.4 million and $21.8 million, respectively, at June 30, 2014 and December 31, 2013. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2014		2013
Basic:	Income	Shares	Income	Shares
Net Income	$4,728	16,018	$4,481	15,829
Preferred Dividend	(36)		(51)
Earnings Applicable to Common Stock	$4,692	16,018	$4,430	15,829

Basic EPS	$0.29		$0.28

Diluted:
Earnings Applicable to Common Stock	$4,692	16,018	$4,430	15,829
$7.00 Series Preferred Dividend	17	140	24	167
$8.00 Series Preferred Dividend	6	41	14	96
Adjusted Earnings Applicable to Common Stock	$4,715	16,199	$4,468	16,092

Diluted EPS	$0.29		$0.28

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2014		2013
Basic:	Income	Shares	Income	Shares
Net Income	$7,897	15,996	$7,658	15,818
Preferred Dividend	(79)		(103)
Earnings Applicable to Common Stock	$7,818	15,996	$7,555	15,818

Basic EPS	$0.49		$0.48

Diluted:
Earnings Applicable to Common Stock	$7,818	15,996	$7,555	15,818
$7.00 Series Preferred Dividend	41	153	49	167
$8.00 Series Preferred Dividend	12	41	28	96
Adjusted Earnings Applicable to Common Stock	$7,871	16,190	$7,632	16,081

Diluted EPS	$0.49		$0.47

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2014	2013	2014	2013
Revenues:
Regulated	$25,720	$25,637	$49,373	$49,061
Non – Regulated	3,624	3,580	7,261	7,316
Inter-segment Elimination	(154)	(115)	(271)	(237)
Consolidated Revenues	$29,190	$29,102	$56,363	$56,140

Operating Income:
Regulated	$8,143	$7,678	$13,547	$13,016
Non – Regulated	604	493	1,167	1,020
Consolidated Operating Income	$8,747	$8,171	$14,714	$14,036

Net Income:
Regulated	$4,416	$4,235	$7,297	$7,145
Non – Regulated	312	246	600	513
Consolidated Net Income	$4,728	$4,481	$7,897	$7,658

Capital Expenditures:
Regulated	$4,339	$5,703	$8,474	$10,104
Non – Regulated	—	13	31	118
Total Capital Expenditures	$4,339	$5,716	$8,505	$10,222

	As of	As of
	June 30,	December 31,
	2014	2013
Assets:
Regulated	$537,465	$529,381
Non – Regulated	7,831	8,887
Inter-segment Elimination	(6,682)	(7,927)
Consolidated Assets	$538,614	$530,341

Note 6 – Short-term Borrowings

As of June 30, 2014, the Company has established lines of credit aggregating $60.0 million. At June 30, 2014, the outstanding borrowings under these credit lines were $28.0 million at a weighted average interest rate of 1.40%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average Daily Amounts Outstanding	$26,874	$25,873	$27,435	$26,895
Weighted Average Interest Rates	1.42%	1.34%	1.44%	1.37%

The maturity dates for the $28.0 million outstanding as of June 30, 2014 are all in July 2014 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Treated	$802	$762	$1,580	$1,523
Untreated	515	515	1,121	1,121
Total Costs	$1,317	$1,277	$2,701	$2,644

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

Index

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of June 30, 2014, and December 31, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.3 million and $0.4 million, respectively.

Construction

The Company expects to spend approximately $26.6 million for its construction program in 2014. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers substantially all employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution into a self-directed retirement account at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended June 30, 2014, the Company made Pension Plan cash contributions of $0.8 million. The Company did not make any Pension Plan contributions in the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company made Pension Plan cash contributions of $1.3 million and $0.6 million, respectively. The Company expects to make additional Pension Plan cash contributions of approximately $2.0 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s postretirement plan other than pensions (Other Benefits Plan) covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2014, the Company made Other Benefits Plan cash contributions of $0.2 million. The Company did not make any Other Benefits Plan contributions in the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company made Other Benefits Plan cash contributions of $0.4 million and $0.7 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of approximately $1.0 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2014	2013	2014	2013

Service Cost	$474	$575	$258	$335
Interest Cost	671	617	448	398
Expected Return on Assets	(884)	(723)	(484)	(405)
Amortization of Unrecognized Losses	104	408	353	517
Amortization of Unrecognized Prior Service Cost (Credit)	—	3	(432)	(432)
Net Periodic Benefit Cost	$365	$880	$143	$413

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2014	2013	2014	2013

Service Cost	$947	$1,150	$516	$669
Interest Cost	1,341	1,234	896	797
Expected Return on Assets	(1,767)	(1,447)	(969)	(811)
Amortization of Unrecognized Losses	208	816	707	1,033
Amortization of Unrecognized Prior Service Cost (Credit)	1	5	(864)	(864)
Net Periodic Benefit Cost	$730	$1,758	$286	$824

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	the existence of financially attractive acquisition candidates and the risks involved in pursuing those acquisitions;
-	acts of war or terrorism;
-	cyber security incidents or failure of information technology systems;
-	significant changes in the pace of housing development in Delaware;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into active projects; and
-	other factors discussed elsewhere in this quarterly report.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to residents in Southampton Township, New Jersey.

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

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,200 residential retail customers.

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

Recent Developments

New Jersey Board of Public Utilities Approves Middlesex Base Water Rate Increase– In June 2014, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), filed in November 2013, was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Middlesex’s largest retail water customer, Hess Corporation, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs, lost revenues, as well as a return on invested capital in rate base of $208.6 million based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

Tidewater Base Water Rate Filing - In November 2013, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) seeking permission to increase its base water rates by approximately $3.9 million per year. The request was necessitated by capital investments Tidewater has made, or has committed to make, as well as increased operations and maintenance costs. On July 2, 2014, Tidewater filed additional information that resulted in reducing its original request to $2.5 million, primarily from lower employee benefit plan costs. We cannot predict whether the DEPSC will ultimately approve, deny, or reduce the amount of the revised request. A decision by the DEPSC is expected in the third quarter of 2014.

Dover Air Force Base - In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. Under the agreement, Tidewater will provide DAFB with potable water service and integrate the DAFB water system into its regulated utility operations. Tidewater expects to begin providing water service to DAFB in October 2014. Service to DAFB is expected to initially generate approximately $0.6 million of annual revenue.

Outlook

Revenues in 2014 are expected to be favorably impacted by Middlesex and Tidewater base water rate increases, (see “New Jersey Board of Public Utilities Approves Middlesex Base Water Rate Increase” and “Tidewater Base Water Rate Filing” above for further discussion on Middlesex and Tidewater’s base rate increase filings). A decision by Tidewater’s regulator on its rate increase request is expected in the third quarter of 2014. In addition, revenues are expected to be favorably impacted by Tidewater’s agreement to provide water service to DAFB (beginning in October 2014) and the full year effect of TESI’s Plantations development (Plantations) wastewater asset acquisition, which TESI began serving in October 2013.

Improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for our actuarially-determined 2014 employee benefit plan expenses have lowered our expenses and cash contributions in 2014.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of Employee Benefit Plans.

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

Results of Operations – Three Months Ended June 30, 2014

	(In Thousands)
	Three Months Ended June 30,
	2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$25,656	$3,534	$29,190	$25,610	$3,492	$29,102
Operations and maintenance expenses	11,771	2,792	14,563	12,286	2,862	15,148
Depreciation expense	2,790	47	2,837	2,680	45	2,725
Other taxes	2,951	92	3,043	2,966	92	3,058
Operating income	8,144	603	8,747	7,678	493	8,171

Other income, net	51	(5)	46	78	—	78
Interest expense	1,493	22	1,515	1,514	24	1,538
Income taxes	2,286	264	2,550	2,007	223	2,230
Net income	$4,416	$312	$4,728	$4,235	$246	$4,481

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2014 increased $0.1 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $0.7 million, primarily due to the following:
o	Sales to General Metered Service customers decreased by $0.1 million, primarily resulting from Hess Corporation ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013; and
o	Contract Sales to Municipalities decreased by $0.6 million primarily due to the loss of the Borough of Sayreville, New Jersey as a wholesale customer in August 2013;
•	Tidewater System revenues increased $0.6 million, primarily due to the following:
o	Increased fees for new customer connections to our water system;
o	The February 2014 implementation of a DEPSC-approved 6.5% interim base rate increase, net of the partial deferral of the interim base rate increase (see Note 2, Rate and Regulatory Matters – Tidewater); and
o	Higher customer demand;
•	TESI’s revenues increased $0.1 million, primarily due to the acquisition of the wastewater assets of the Plantations, which TESI began serving in October 2013;
•	All other revenues increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2014 decreased $0.6 million, primarily due to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense.

Depreciation

Depreciation expense for the three months ended June 30, 2014 increased $0.1 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2014 were consistent with the same period in 2013, primarily due to lower revenue related taxes on lower taxable revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the three months ended June 30, 2014 was consistent with the same period in 2013.

Interest Charges

Interest charges for the three months ended June 30, 2014 were consistent with the same period in 2013.

Income Taxes

Income taxes for the three months ended June 30, 2014 increased $0.3 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013 and a higher effective tax rate, resulting from Middlesex’s subsidiaries who pay state income taxes contributing a higher percentage of 2014 consolidated pre-tax income.

Index

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2014 increased $0.2 million from the same period in 2013. Basic and diluted earnings per share were $0.29 and $0.28 for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations – Six Months Ended June 30, 2014

	(In Thousands)
	Six Months Ended June 30,
	2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$49,281	$7,082	$56,363	$49,002	$7,138	$56,140
Operations and maintenance expenses	24,362	5,638	30,000	24,733	5,845	30,578
Depreciation expense	5,559	93	5,652	5,344	90	5,434
Other taxes	5,813	184	5,997	5,909	183	6,092
Operating income	13,547	1,167	14,714	13,016	1,020	14,036

Other income, net	110	(6)	104	203	—	203
Interest expense	2,572	46	2,618	2,645	48	2,693
Income taxes	3,788	515	4,303	3,429	459	3,888
Net income	$7,297	$600	$7,897	$7,145	$513	$7,658

Operating Revenues

Operating revenues for the six months ended June 30, 2014 increased $0.2 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $1.2 million, primarily due to the following:
o	Sales to General Metered Service customers decreased by $0.6 million, primarily resulting from Hess Corporation ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013; and
o	Contract Sales to Municipalities decreased by $0.6 million primarily due to the loss of the Borough of Sayreville, New Jersey as a wholesale customer in August 2013 ($1.0 million) partially offset by higher demand from customers ($0.4 million);
•	Tidewater System revenues increased $1.1 million, primarily due to the following:
o	Increased fees for new customer connections to our water system;
o	The February 2014 implementation of a DEPSC-approved 6.5% interim base rate increase, net of the partial deferral of the interim base rate increase (see Note 2, Rate and Regulatory Matters – Tidewater); and
o	Higher customer demand;
•	TESI’s revenues increased $0.3 million, primarily due to the acquisition of the wastewater assets of the Plantations, which TESI began serving in October 2013;
•	White Marsh’s revenues increased $0.1 million, primarily due to higher additional service revenues;
•	USA-PA’s revenues increased $0.1 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy; and
•	USA’s revenues decreased $0.2 million, primarily due to lower additional services revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2014 decreased $0.6 million, primarily related to the following factors:

•	Employee benefit expenses decreased $1.4 million due primarily to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Severe winter weather resulted higher water main break costs of $0.3 million in our Middlesex System;
•	Labor costs increased $0.4 million, primarily related to higher overtime resulting from severe winter weather in our Middlesex System; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Depreciation

Depreciation expense for the six months ended June 30, 2014 increased $0.2 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2014 decreased $0.1 million from the same period in 2013, primarily due to lower revenue related taxes on lower taxable revenues in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2014 decreased $0.1 million from the same period in 2013, primarily due to increased potential project related costs at our TESI subsidiary.

Interest Charges

Interest charges for the six months ended June 30, 2014 decreased $0.1 million from the same period in 2013, primarily due to lower average interest rates on long-term debt and lower average amounts of long-term debt outstanding.

Income Taxes

Income taxes for the six months ended June 30, 2014 increased $0.4 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013 and a higher effective tax rate, resulting from Middlesex’s subsidiaries who pay state income taxes contributing a higher percentage of 2014 consolidated pre-tax income.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2014 increased $0.2 million from the same period in 2013. Basic earnings per share were $0.49 and $0.48 for the six months ended June 30, 2014 and 2013, respectively. Diluted earnings per share were $0.49 and $0.47 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2014, cash flows from operating activities decreased $2.4 million to $13.8 million. The decrease in cash flows from operating activities primarily resulted from the timing of vendor payments and employee benefit plan contributions partially offset by the timing of income tax payments. The $13.8 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

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

The capital investment program for 2014 is currently estimated to be $26.6 million.  Through June 30, 2014, we have expended $8.5 million and expect to incur approximately $18.1 million for capital projects for the remainder of 2014.

We currently project that we may expend approximately $59.0 million for capital projects in 2015 and 2016. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2014, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $3.8 million). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2014, the outstanding borrowings under these credit lines were $28.0 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.5 million of the current portion of 39 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit designated with a dagger (t) is a management contract.

(t)10.12(g)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper.

10.33	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A.

10.34	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliate (Perth Amboy) Inc. and Bank of America, N.A.

10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series VV).

10.44	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series WW).

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 4, 2014

