Form 10-Q
period 2014-09-30
MIDDLESEX WATER CO
filed 2014-11-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐          No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2014: Common Stock, No Par Value: 16,111,268 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating Revenues	$32,669	$31,285	$89,032	$87,424

Operating Expenses:
Operations and Maintenance	14,956	15,120	44,957	45,698
Depreciation	2,880	2,772	8,532	8,205
Other Taxes	3,213	3,123	9,210	9,215

Total Operating Expenses	21,049	21,015	62,699	63,118

Operating Income	11,620	10,270	26,333	24,306

Other Income (Expense):
Allowance for Funds Used During Construction	80	104	213	230
Other Income	49	27	195	124
Other Expense	(44)	(1)	(218)	(21)

Total Other Income, net	85	130	190	333

Interest Charges	1,516	1,541	4,134	4,234

Income before Income Taxes	10,189	8,859	22,389	20,405

Income Taxes	3,431	3,052	7,735	6,940

Net Income	6,758	5,807	14,654	13,465

Preferred Stock Dividend Requirements	36	44	115	147

Earnings Applicable to Common Stock	$6,722	$5,763	$14,539	$13,318

Earnings per share of Common Stock:
Basic	$0.42	$0.36	$0.91	$0.84
Diluted	$0.42	$0.36	$0.90	$0.83

Average Number of
Common Shares Outstanding :
Basic	16,097	15,882	16,030	15,839
Diluted	16,253	16,117	16,211	16,093

Cash Dividends Paid per Common Share	$0.1900	$0.1875	$0.5700	$0.5625

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2014	2013
UTILITY PLANT:	Water Production	$136,170	$132,834
	Transmission and Distribution	366,966	359,931
	General	57,744	55,670
	Construction Work in Progress	11,142	8,410
	TOTAL	572,022	556,845
	Less Accumulated Depreciation	115,492	110,366
	UTILITY PLANT - NET	456,530	446,479

CURRENT ASSETS:	Cash and Cash Equivalents	5,052	4,834
	Accounts Receivable, net	11,153	11,640
	Unbilled Revenues	7,427	5,652
	Materials and Supplies (at average cost)	2,138	1,984
	Prepayments	2,981	1,728
	TOTAL CURRENT ASSETS	28,751	25,838

DEFERRED CHARGES	Unamortized Debt Expense	3,451	3,526
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,781	4,728
	Regulatory Assets	34,023	34,386
	Operations Contracts, Developer and Other Receivables	3,587	2,744
	Restricted Cash	3,438	2,473
	Non-utility Assets - Net	9,254	9,440
	Other	683	727
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	57,217	58,024
	TOTAL ASSETS	$542,498	$530,341

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$148,186	$146,185
	Retained Earnings	47,977	42,560
	TOTAL COMMON EQUITY	196,163	188,745
	Preferred Stock	2,436	2,886
	Long-term Debt	129,170	129,798
	TOTAL CAPITALIZATION	327,769	321,429

CURRENT	Current Portion of Long-term Debt	5,634	5,386
LIABILITIES:	Notes Payable	30,500	28,450
	Accounts Payable	7,193	6,328
	Accrued Taxes	10,563	8,132
	Accrued Interest	431	1,151
	Unearned Revenues and Advanced Service Fees	852	837
	Other	1,518	2,394
	TOTAL CURRENT LIABILITIES	56,691	52,678

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,336	21,837
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	930	989
	Accumulated Deferred Income Taxes	41,254	39,110
	Employee Benefit Plans	18,708	21,335
	Regulatory Liability - Cost of Utility Plant Removal	10,044	9,639
	Other	1,322	1,348
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	93,594	94,258

CONTRIBUTIONS IN AID OF CONSTRUCTION		64,444	61,976
	TOTAL CAPITALIZATION AND LIABILITIES	$542,498	$530,341

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,654	$13,465
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,091	8,833
Provision for Deferred Income Taxes and Investment Tax Credits	2,107	2,536
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(138)	(149)
Cash Surrender Value of Life Insurance	(81)	(174)
Stock Compensation Expense	430	357
Changes in Assets and Liabilities:
Accounts Receivable	687	135
Unbilled Revenues	(1,775)	(1,510)
Materials & Supplies	(154)	(585)
Prepayments	(1,253)	(436)
Accounts Payable	867	566
Accrued Taxes	2,431	(42)
Accrued Interest	(720)	(513)
Employee Benefit Plans	(2,720)	(1,033)
Unearned Revenue and Advanced Service Fees	15	(1)
Other Assets and Liabilities	(1,002)	(284)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,439	21,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $75 in 2014, $81 in 2013	(15,783)	(14,585)
Restricted Cash	(965)	(360)
Distribution From / (Investment in) Joint Venture	782	(1,205)

NET CASH USED IN INVESTING ACTIVITIES	(15,966)	(16,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(4,678)	(10,440)
Proceeds from Issuance of Long-term Debt	4,398	3,987
Net Short-term Bank Borrowings	2,050	2,500
Deferred Debt Issuance Expense	(69)	(55)
Restricted Cash	—	6,070
Proceeds from Issuance of Common Stock	1,120	1,257
Payment of Common Dividends	(9,130)	(8,902)
Payment of Preferred Dividends	(115)	(147)
Construction Advances and Contributions-Net	169	627

NET CASH USED IN FINANCING ACTIVITIES	(6,255)	(5,103)
NET CHANGES IN CASH AND CASH EQUIVALENTS	218	(88)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,834	3,025
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,052	$2,937

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,797	$1,324
Long-term Debt Deobligation	$—	$64

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,971	$4,875
Interest Capitalized	$75	$81
Income Taxes	$3,775	$5,169

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2014	2013
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2014 - 16,107	$148,186	$146,185
2013 - 15,963

Retained Earnings	47,977	42,560
TOTAL COMMON EQUITY	$196,163	$188,745

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 130
Shares Outstanding - 24 - 2014; 28 - 2013
Convertible:
Shares Outstanding, $7.00 Series - 10 - 2014; 14 - 2013	1,007	1,457
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	80	80
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,436	$2,886

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,872	$2,005
6.25%, Amortizing Secured Note, due May 19, 2028	5,740	6,055
6.44%, Amortizing Secured Note, due August 25, 2030	4,457	4,667
6.46%, Amortizing Secured Note, due September 19, 2031	4,737	4,947
4.22%, State Revolving Trust Note, due December 31, 2022	443	465
3.60%, State Revolving Trust Note, due May 1, 2025	2,559	2,654
3.30% State Revolving Trust Note, due March 1, 2026	506	541
3.49%, State Revolving Trust Note, due January 25, 2027	536	569
4.03%, State Revolving Trust Note, due December 1, 2026	720	742
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	299	343
0.00%, State Revolving Fund Bond, due August 1, 2021	241	281
3.64%, State Revolving Trust Note, due July 1, 2028	322	330
3.64%, State Revolving Trust Note, due January 1, 2028	107	110
3.45%, State Revolving Trust Note, due August 1, 2031	1,115	467
6.59%, Amortizing Secured Note, due April 20, 2029	5,087	5,348
7.05%, Amortizing Secured Note, due January 20, 2030	3,833	4,021
5.69%, Amortizing Secured Note, due January 20, 2030	7,863	8,248
3.75%, State Revolving Trust Note, due July 1, 2031	2,463	2,515
3.75%, State Revolving Trust Note, due November 30, 2030	1,304	1,333
First Mortgage Bonds:
0.00%, Series X, due September 1, 2018	215	268
4.25% to 4.63%, Series Y, due September 1, 2018	245	300
0.00%, Series Z, due September 1, 2019	559	671
5.25% to 5.75%, Series AA, due September 1, 2019	700	830
0.00%, Series BB, due September 1, 2021	845	965
4.00% to 5.00%, Series CC, due September 1, 2021	1,025	1,145
0.00%, Series EE, due August 1, 2023	3,550	3,968
3.00% to 5.50%, Series FF, due August 1, 2024	4,900	5,335
0.00%, Series GG, due August 1, 2026	1,083	1,171
4.00% to 5.00%, Series HH, due August 1, 2026	1,390	1,475
0.00%, Series II, due August 1, 2024	881	971
3.40% to 5.00%, Series JJ, due August 1, 2027	1,090	1,165
0.00%, Series KK, due August 1, 2028	1,255	1,346
5.00% to 5.50%, Series LL, due August 1, 2028	1,435	1,505
0.00%, Series MM, due August 1, 2030	1,537	1,637
3.00% to 4.375%, Series NN, due August 1, 2030	1,755	1,835
0.00%, Series OO, due August 1, 2031	2,559	2,709
2.00% to 5.00%, Series PP, due August 1, 2031	850	885
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,709	2,860
3.00% to 3.25%, Series UU, due August 1, 2032	975	1,015
0.00%, Series VV, due August 1, 2033	2,720	—
3.00% to 5.00%, Series WW, due August 1, 2033	935	—
SUBTOTAL LONG-TERM DEBT	132,832	133,112
Add: Premium on Issuance of Long-term Debt	1,972	2,072
Less: Current Portion of Long-term Debt	(5,634)	(5,386)
TOTAL LONG-TERM DEBT	$129,170	$129,798

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

The consolidated notes within the 2013 Annual Report on Form 10-K (the 2013 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2014, the results of operations for the three month and nine month periods ended September 30, 2014, and 2013 and cash flows for the nine month periods ended September 30, 2014, and 2013. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2013, has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K. These condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2013 Form 10-K.

Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance will be effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or retrospectively via a cumulative effect upon the date of initial application. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures.

There is no additional new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In June 2014, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Middlesex’s largest retail water customer, Hess Corporation, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs, lost revenues, as well as a return on invested capital in rate base of $208.6 million based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

In May 2014, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In August 2014, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2014 to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million.

Index

Tidewater – The Delaware Public Service Commission (DEPSC) approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater began providing DAFB with potable water service. Based on the recently implemented DEPSC-approved Tidewater base water rate increase, service to DAFB is expected to generate approximately $0.6 million of revenue annually.

TESI - The DEPSC approved an April 2014 request by TESI to relinquish its Certificate of Public Necessity and Convenience (“CPCN”) for a real estate parcel in Sussex County, Delaware. This approval allowed for a companion transaction to be completed, whereby TESI was reimbursed with a combination of cash and a future receivable by a real estate developer for $1.9 million of Preliminary Survey and Investigation Costs incurred in connection with the CPCN. TESI recognized a gain of less than $0.1 million from this transaction.

Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2014 and 2013, there were 54,627 common shares (approximately $1.1 million) and 63,649 common shares (approximately $1.3 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

For the nine months ended September 30, 2014, 4,293 shares (approximately $0.5 million) of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 51,516 shares of common stock.

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

In October 2014, Tidewater closed on a $15.0 million DEPSC-approved loan. Tidewater can borrow the $15.0 million in whole or in increments at its discretion until April 30, 2015, at an interest rate based on market conditions at the time of borrowing with a maximum final maturity date of April 1, 2040. Proceeds from the loan will be used to retire short-term borrowings and also fund Tidewater’s ongoing capital program.

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

The carrying amount and fair value of the Company’s bonds were as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$88,628	$88,532	$87,471	$79,733
SRF Bonds	$540	$542	$625	$628

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $43.7 million at September 30, 2014 and $45.0 million at December 31, 2013. Customer advances for construction have carrying amounts of $21.3 million and $21.8 million, respectively, at September 30, 2014 and December 31, 2013. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	Three Months Ended September 30,
	2014		2013
Basic:	Income	Shares	Income	Shares
Net Income	$6,758	16,097	$5,807	15,882
Preferred Dividend	(36)		(44)
Earnings Applicable to Common Stock	$6,722	16,097	$5,763	15,882

Basic EPS	$0.42		$0.36

Diluted:
Earnings Applicable to Common Stock	$6,722	16,097	$5,763	15,882
$7.00 Series Preferred Dividend	17	115	24	167
$8.00 Series Preferred Dividend	6	41	6	68
Adjusted Earnings Applicable to Common Stock	$6,745	16,253	$5,793	16,117

Diluted EPS	$0.42		$0.36

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2014		2013
Basic:	Income	Shares	Income	Shares
Net Income	$14,654	16,030	$13,465	15,839
Preferred Dividend	(115)		(147)
Earnings Applicable to Common Stock	$14,539	16,030	$13,318	15,839

Basic EPS	$0.91		$0.84

Diluted:
Earnings Applicable to Common Stock	$14,539	16,030	$13,318	15,839
$7.00 Series Preferred Dividend	57	140	73	167
$8.00 Series Preferred Dividend	18	41	34	87
Adjusted Earnings Applicable to Common Stock	$14,614	16,211	$13,425	16,093

Diluted EPS	$0.90		$0.83

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2014	2013	2014	2013
Revenues:
Regulated	$29,346	$27,981	$78,719	$77,042
Non – Regulated	3,492	3,470	10,752	10,787
Inter-segment Elimination	(169)	(166)	(439)	(405)
Consolidated Revenues	$32,669	$31,285	$89,032	$87,424

Operating Income:
Regulated	$11,039	$9,685	$24,585	$22,699
Non – Regulated	581	585	1,748	1,607
Consolidated Operating Income	$11,620	$10,270	$26,333	$24,306

Net Income:
Regulated	$6,458	$5,505	$13,753	$12,648
Non – Regulated	300	302	901	817
Consolidated Net Income	$6,758	$5,807	$14,654	$13,465

Capital Expenditures:
Regulated	$7,211	$4,313	$15,685	$14,417
Non – Regulated	67	50	98	168
Total Capital Expenditures	$7,278	$4,363	$15,783	$14,585

	As of	As of
	September 30,	December 31,
	2014	2013
Assets:
Regulated	$540,970	$529,381
Non – Regulated	8,262	8,887
Inter-segment Elimination	(6,734)	(7,927)
Consolidated Assets	$542,498	$530,341

Note 6 – Short-term Borrowings

As of September 30, 2014, the Company has established lines of credit aggregating $60.0 million. At September 30, 2014, the outstanding borrowings under these credit lines were $30.5 million at a weighted average interest rate of 1.47%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average Daily Amounts Outstanding	$28,832	$28,608	$27,906	$27,472
Weighted Average Interest Rates	1.44%	1.32%	1.44%	1.35%

The maturity dates for the $30.5 million outstanding as of September 30, 2014 are all in October 2014 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Treated	$764	$780	$2,344	$2,303
Untreated	642	618	1,763	1,739
Total Costs	$1,406	$1,398	$4,107	$4,042

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

Guarantees - In September 2013, Middlesex entered into agreements with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC (NSU), the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM will obtain permits, design, build and operate the landfill leachate pretreatment facility and Middlesex will serve in the role of guarantor of AWM's performance on the project, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and began in September 2014. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  Under agreements with AWM and NSU, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Index

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of September 30, 2014, and December 31, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.3 million and $0.4 million, respectively.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company maintains a defined benefit pension plan (Pension Plan) which covers all active employees hired prior to March 31, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides a discretionary annual contribution into a self-directed retirement account based upon a percentage of the participants’ base compensation. In order to be eligible for contribution, the participating employee must be employed by the Company on December 31st of the year to which the award relates. For the three months ended September 30, 2014 and 2013, the Company made cash contributions to the Pension Plan of $1.3 million and $1.9 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company made cash contributions to the Pension Plan of $2.5 million and $2.6 million, respectively. The Company expects to make additional cash contributions to the Pension Plan of approximately $0.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company maintains a postretirement plan other than pensions (Other Benefits Plan) which covers substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2014 and 2013, the Company made cash contributions to the Other Benefits Plan of $0.5 million and $1.0 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company made cash contributions to the Other Benefits Plan of $0.9 million and $1.7 million, respectively. The Company expects to make additional cash contributions to the Other Benefits Plan of approximately $0.3 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2014	2013	2014	2013

Service Cost	$473	$575	$258	$334
Interest Cost	670	617	448	399
Expected Return on Assets	(883)	(724)	(484)	(406)
Amortization of Unrecognized Losses	104	408	353	516
Amortization of Unrecognized Prior Service Cost (Credit)	1	2	(432)	(432)
Net Periodic Benefit Cost	$365	$878	$143	$411

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2014	2013	2014	2013

Service Cost	$1,420	$1,725	$774	$1,003
Interest Cost	2,011	1,851	1,344	1,196
Expected Return on Assets	(2,650)	(2,171)	(1,453)	(1,217)
Amortization of Unrecognized Losses	312	1,224	1,060	1,549
Amortization of Unrecognized Prior Service Cost (Credit)	2	7	(1,296)	(1,296)
Net Periodic Benefit Cost	$1,095	$2,636	$429	$1,235

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	pursuit and integration of acquisitions of projects, systems or contracts that do not meet operational and/or financial expectations;
-	acts of war or terrorism;
-	cyber security incidents or failure of information technology systems;
-	the pace of housing development in our regulated franchise areas and the resulting impact on customer growth;
-	the availability and cost of capital resources;
-	the ability to translate Preliminary Survey & Investigation charges into active projects; and
-	other factors discussed elsewhere in this quarterly report.

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

In partnership with our subsidiary, USA-PA, we operate the water supply and distribution systems and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy).

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement (the Agreement), expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

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

Recent Developments

New Jersey Board of Public Utilities Approves Middlesex Base Water Rate Increase – In June 2014, Middlesex’s application with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and lost revenues resulting from the ending of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013 and Middlesex’s largest retail water customer, Hess Corporation, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs, lost revenues, as well as a return on invested capital in rate base of $208.6 million based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

Middlesex Implements Distribution System Improvement Charge – In May 2014, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investment in capital improvements to their water distribution system made between base rate proceedings.  In August 2014, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate in September 2014 to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million.

Delaware Public Service Commission Approves Tidewater Base Water Rate Increase –The Delaware Public Service Commission (DEPSC) approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Dover Air Force Base – In April 2014, the DEPSC approved Tidewater’s agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater began providing DAFB with potable water service. Based on the recently implemented DEPSC-approved Tidewater base water rate increase, service to DAFB is expected to generate approximately $0.6 million of revenue annually.

Index

Tidewater Loan – In October 2014, Tidewater closed on a $15.0 million DEPSC-approved loan. Tidewater can borrow the $15.0 million in whole or in increments at its discretion until April 30, 2015, at an interest rate based on market conditions at the time of borrowing with a maximum final maturity date of April 1, 2040. Proceeds from the loan will be used to retire short-term borrowings and also fund Tidewater’s ongoing capital program.

Outlook

Revenues for the remainder of 2014 are expected to be favorably impacted by Middlesex and Tidewater base water rate increases, (see “New Jersey Board of Public Utilities Approves Middlesex Base Water Rate Increase” and “Delaware Public Service Commission Approves Tidewater Base Water Rate Increase” above). In addition, revenues are expected to be favorably impacted by Tidewater’s agreement to provide water service to DAFB (beginning on October 1, 2014) and the full year effect of TESI’s Plantations development (Plantations) wastewater asset acquisition, which TESI began serving in October 2013.

Improved investment performance in 2013 of our retirement plan funds and a higher discount rate used for our actuarially-determined 2014 employee benefit plan expenses lowered our expenses and cash contributions in 2014.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Revenues and earnings are influenced by weather. Changes in customer water usage patterns, number of customers and operating costs, as well as increases in capital expenditures, are the primary factors in determining the need for rate increase requests. We continue to implement plans to streamline operations and reduce operating costs in order to mitigate the level of rate increase requests.

As a result of the pace of new residential home construction, there may be an increase in the amount of preliminary survey and investigation (PS&I) costs that will not be recoverable in rates. If it is determined that recovery is unlikely, the applicable PS&I costs will be charged against income in the period of determination.

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

Index

Results of Operations – Three Months Ended September 30, 2014

	(In Thousands)
	Three Months Ended September 30,
	2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$29,266	$3,403	$32,669	$27,905	$3,380	$31,285
Operations and maintenance expenses	12,261	2,695	14,956	12,451	2,669	15,120
Depreciation expense	2,835	45	2,880	2,726	46	2,772
Other taxes	3,131	82	3,213	3,043	80	3,123
Operating income	11,039	581	11,620	9,685	585	10,270

Other income, net	85	—	85	130	—	130
Interest expense	1,493	23	1,516	1,517	24	1,541
Income taxes	3,173	258	3,431	2,793	259	3,052
Net income	$6,458	$300	$6,758	$5,505	$302	$5,807

Operating Revenues

Operating revenues for the three months ended September 30, 2014 increased $1.4 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $0.4 million, primarily due to the following:
o	Revenues from General Metered Service (GMS) customers increased by $0.6 million, primarily due to the BPU-approved rate increase implemented in July 2014; and
o	Contract Sales to Municipalities decreased by $0.2 million primarily due to the loss of the Borough of Sayreville, New Jersey as a wholesale customer in August 2013 partially offset by the BPU-approved rate increase implemented in July 2014;
•	Tidewater System revenues increased $0.8 million, primarily due to the following:
o	The implementation of a DEPSC-approved rate increase (approximately $0.3 million); and
o	Higher customer demand (approximately $0.4 million);
o	Increased fees for new customer connections to our water system ($0.1 million) and
•	USA’s revenues increased $0.2 million, primarily due to higher additional services revenues earned under USA’s contract to operate the Avalon water utility, sewer utility and storm water system.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2014 decreased $0.2 million, primarily due to:

•	Employee benefit expenses decreased $0.6 million due primarily to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Variable production costs decreased $0.2 million primarily due to lower customer demand and higher water quality in our Middlesex System;
•	Labor costs increased $0.1 million, primarily related to higher average labor rates in 2014 as compared to 2013;
17

Index
•	Expenditures for billable supplemental services related to USA’s contract to operate the Avalon water utility, sewer utility and storm water system increased $0.1 million;
•	Costs associated with Middlesex’s Right of Way clearing program increased $0.1 million; and
•	Operation and maintenance expenses for all other categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended September 30, 2014 increased $0.1 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2014 increased $0.1 million from the same period in 2013, primarily due to higher revenue related taxes on higher taxable revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2014 was consistent with the same period in 2013.

Interest Charges

Interest charges for the three months ended September 30, 2014 were consistent with the same period in 2013.

Income Taxes

Income taxes for the three months ended September 30, 2014 increased $0.4 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2014 increased $1.0 million from the same period in 2013. Basic and diluted earnings per share were $0.42 and $0.36 for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations – Nine Months Ended September 30, 2014

	(In Thousands)
	Nine Months Ended September 30,
	2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$78,547	$10,485	$89,032	$76,906	$10,518	$87,424
Operations and maintenance expenses	36,624	8,333	44,957	37,184	8,514	45,698
Depreciation expense	8,394	138	8,532	8,070	135	8,205
Other taxes	8,944	266	9,210	8,953	262	9,215
Operating income	24,585	1,748	26,333	22,699	1,607	24,306

Other income, net	196	(6)	190	333	—	333
Interest expense	4,066	68	4,134	4,162	72	4,234
Income taxes	6,962	773	7,735	6,222	718	6,940
Net income	$13,753	$901	$14,654	$12,648	$817	$13,465

Index

Operating Revenues

Operating revenues for the nine months ended September 30, 2014 increased $1.6 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $0.8 million, primarily due to the following:
o	Revenues from GMS customers were consistent with the same period in 2013, primarily due to decreased GMS customer demand (approximately $0.8 million) as a result of unfavorable weather and Hess Corporation ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013. This was offset by the BPU-approved rate increase implemented in July 2014 (approximately $0.8 million); and
o	Contract Sales to Municipalities decreased by $0.8 million primarily due to the loss of the Borough of Sayreville, New Jersey as a wholesale customer in August 2013 ($1.2 million) partially offset by the BPU-approved rate increase implemented in July 2014 and by higher demand from customers (collectively $0.4 million);
•	Tidewater System revenues increased $1.9 million, primarily due to the following:
o	Increased fees for new customer connections to our water system;
o	The February 2014 implementation of a DEPSC-approved 6.5% interim base rate increase, net of the partial deferral of the interim base rate increase (see Note 2, Rate and Regulatory Matters – Tidewater); and
o	Higher customer demand;
•	TESI’s revenues increased $0.4 million, primarily due to service revenues from the customers of the acquired Plantations wastewater system, which TESI began serving in October 2013; and
•	USA-PA’s revenues increased $0.1 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2014 decreased $0.7 million, primarily related to the following factors:

•	Employee benefit expenses decreased $2.1 million due primarily to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Variable production costs decreased $0.3 million primarily due to lower customer demand and higher water quality in our Middlesex System;
•	Expenditures for billable supplemental services related to USA’s Avalon contract decreased $0.3 million;
•	Severe winter weather resulted in higher water main break costs of $0.5 million in our Middlesex and Pinelands Systems;
•	Inspection, maintenance and repair services increased $0.4 million at Middlesex’s production and transmission and distribution facilities;
•	Labor costs increased $0.7 million, primarily related to higher overtime resulting from severe winter weather in our Middlesex System; and
•	Operation and maintenance expenses for all other categories increased $0.4 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2014 increased $0.3 million from the same period in 2013 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the nine months ended September 30, 2014 were consistent with the same period in 2013, primarily due to lower revenue related taxes on lower taxable revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the nine months ended September 30, 2014 decreased $0.1 million from the same period in 2013, primarily due to business development costs at our TESI subsidiary.

Interest Charges

Interest charges for the nine months ended September 30, 2014 decreased $0.1 million from the same period in 2013, primarily due to lower average interest rates on long-term debt and lower average long-term debt outstanding.

Income Taxes

Income taxes for the nine months ended September 30, 2014 increased $0.8 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013 and a higher effective tax rate, resulting from Middlesex’s subsidiaries who pay state income taxes contributing a higher percentage of 2014 consolidated pre-tax income.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2014 increased $1.2 million from the same period in 2013. Basic earnings per share were $0.91 and $0.84 for the nine months ended September 30, 2014 and 2013, respectively. Diluted earnings per share were $0.90 and $0.83 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2014, cash flows from operating activities increased $1.3 million to $22.4 million. The increase in cash flows from operating activities primarily resulted from the timing of income tax and vendor payments. The $22.4 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under our Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (DRP) and common stock offerings. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2014 is currently estimated to be $26.6 million.  Through September 30, 2014, we have expended $15.8 million and expect to incur approximately $10.8 million for capital projects for the remainder of 2014.

We currently project that we may expend approximately $59.0 million for capital projects in 2015 and 2016. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Index

To fund our capital program for the remainder of 2014, we plan on utilizing:

•	Internally generated funds
•	Proceeds from the sale of common stock through the DRP
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $2.3 million). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of September 30, 2014, the outstanding borrowings under these credit lines were $30.5 million.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.6 million of the current portion of 40 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Date: November 6, 2014

