Form 10-K
period 2014-12-31
MIDDLESEX WATER CO
filed 2015-03-05
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014 was $334,100,263 based on the closing market price of $20.81 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 28, 2015:

Common Stock, No par Value 16,129,050 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 19, 2015, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2014 fiscal year, is incorporated by reference into Part III.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 60,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 59% of our 2014 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of approximately 219,000. Contract sales to Edison, Old Bridge, Marlboro and Rahway are supplemental to the existing water systems of these customers. Middlesex is the sole source of water for Highland Park and East Brunswick.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2014 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 40,000 retail customers for residential, commercial and fire protection purposes in over 375 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater

Index

that is unregulated as to rates and operates 42 water and wastewater systems under contracts that serve approximately 4,000 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 27% of our 2014 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,000 homes and businesses, most of which are served by both the water and wastewater systems. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2014 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2014 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2014 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,000 Avalon homes and businesses, most of which are served by both the water and wastewater systems. In addition to performing day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware a menu of water and wastewater related home maintenance programs. HomeServe is a leading provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021.

USA produced approximately 2% of our 2014 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 3,300 residential retail customers in Kent and Sussex Counties, Delaware. TESI produced approximately 2% of our 2014 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2014 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2014	2013	2012

Operating Revenues	$117,139	$114,846	$110,379

Operating Income	$34,392	$30,970	$27,647

Net Income	$18,445	$16,633	$14,396

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2014	2013	2012

Residential	48.4%	46.6%	46.1%
Commercial	10.0	9.9	9.8
Industrial	6.7	7.6	8.8
Fire Protection	9.3	9.3	9.5
Contract Sales	11.3	12.4	13.0
Contract Operations	11.5	12.0	11.1
Other	2.8	2.2	1.7
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 14.3 billion gallons in 2014, obtains water from surface sources and wells, or groundwater sources. In 2014, surface sources of water provided approximately 71% of the Middlesex System’s water supply, groundwater sources provided approximately 21% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). Middlesex is under a contract with the NJWSA, which expires November 30, 2023, and provides for average purchases of 27.0 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to and treated at the Middlesex Carl J. Olsen (CJO) Water Treatment Plant. Middlesex also has an agreement with a non-

Index

affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2016, provides for minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater System

Our Tidewater System produced approximately 2.0 billion gallons in 2014 from 162 wells. Tidewater will submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. Tidewater augments its water production with annual purchases of 15.0 million gallons of treated water under contract with the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the 375 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected forming regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 141.0 million gallons in 2014. The pumping capacity of the four wells is 2.2 mgd.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 102.9 million gallons in 2014.

Bayview System

Water supply to Bayview customers is derived from two wells, which produced approximately 7.5 million gallons in 2014.

TESI System

The TESI System is comprised of eight wastewater treatment systems in Kent and Sussex Counties, Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 101.6 million gallons in 2014.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 25.3 million gallons in 2014.

Employees

As of December 31, 2014, we had a total of 282 employees. No employees are represented by a union. We believe our employee relations are good. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Middlesex Rate Matters

In June 2014, Middlesex’s application petition to the NJBPU seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

Index

In May 2014, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, capital improvements to their water distribution system made between base rate proceedings.  In August 2014, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million. The DSIC rate for the first six-month period costs is expected to become effective in May 2015 and generate $0.3 of annual revenues.

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits, and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant.

Tidewater Rate Matters

The DEPSC approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final required and approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Effective January 1, 2015, Tidewater implemented a DEPSC-approved DSIC rate increase that is expected to generate revenues of less than $0.1 million annually.

In April 2014, the DEPSC approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment.

TESI Rate Matters

On October 1, 2013, TESI closed on its DEPSC-approved purchase of the wastewater utility assets of the Plantations development (the Plantations) for $0.4 million and began providing wastewater services to the 600 residential customers in the Plantations in Delaware. Upon commencing service to the Plantations, annual revenues were approximately $0.2 million. In October 2014, TESI implemented a 33.5% Plantations base wastewater rate increase (approximately $0.1 million annually).

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment.

Index

Pinelands Rate Matters

In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which is approximately 50% of the approved increase, was phased-in over one year.

Southern Shores Rate Matters

Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	56	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	56	Vice President, Treasurer and Chief Financial Officer
Richard M. Risoldi	58	Vice President-Operations and Chief Operating Officer
Jay L. Kooper	42	Vice President-General Counsel and Secretary
Bernadette M. Sohler	54	Vice President-Corporate Affairs
Lorrie B. Ginegaw	39	Vice President–Human Resources
Gerard L. Esposito	63	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President and was named President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit Boards including the New Jersey Utilities Association, the Water Research Foundation, Raritan Bay Medical Center and the National Association of Water Companies.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was named Vice President and Chief Financial Officer in 1996 and Treasurer in 2014. He is Treasurer and a Director of Tidewater, USA, White Marsh and TESI. He is Vice President, Treasurer and a Director of Pinelands Water, USA-PA, Pinelands Wastewater and Twin Lakes.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production. He was appointed Assistant Vice President of Operations in 2003. He was named Vice President-Subsidiary Operations in May 2004. In January 2010, he was named Vice President – Operations and Chief Operating Officer. He is a Director of Tidewater, White Marsh and TESI. He also serves as a Director and President of Pinelands Water, USA, USA-PA, Pinelands Wastewater and Twin Lakes.

Jay L. Kooper – Mr. Kooper joined the Company in March 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 15 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  He is a member of the New Jersey State Bar Association and currently serves as Assistant Secretary of its’ Public Utility Law Section.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994, was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on several non-profit Boards including the

Index

National Association of Water Companies and is the Chair of the New Jersey Utilities Association’s Communications Committee.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. She is the Chair of the New Jersey Utilities Association’s Human Resources Committee and a member of the Middlesex County, New Jersey Workforce Investment Board.

Gerard L. Esposito – Mr. Esposito joined Tidewater in 1998 as Executive Vice President. He was named President of Tidewater and White Marsh in 2003 and President of TESI in January 2005. Prior to joining the Company he worked in various executive positions for Delaware environmental protection and water quality governmental agencies. He is a Director of Tidewater, White Marsh and TESI. Mr. Esposito is a volunteer Director on selected Delaware non-profit, government, and professional Boards, including the Delaware Solid Waste Authority, which he chairs, Port of Wilmington, Delaware Workforce Investment Board, and the University of Delaware Sea Grant Advisory Council, which he chairs.

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

Ongoing economic conditions continue to negatively impact some of our customers’ water usage demands, particularly the level of water usage demand by our commercial and industrial customers in our Middlesex System. We are unable to determine when these customers’ water demands may return to previous levels, or if the decline in demand will continue indefinitely. If water demand by our commercial and industrial customers in our Middlesex System does not return to previous levels, our financial condition and results of operations could continue to be negatively impacted.

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

Index

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

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $96 million for capital projects through 2017. We must obtain approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our operating facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss and internet, telecommunications or data network failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could

Index

cause service interruption, delays and loss of critical data or, impede aspects of operations and therefore, adversely affect our financial results.

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

Our ability to meet current and future water demands of our customers depends on the availability of an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and/or surface water. Freezing weather may also contribute to water transmission interruptions caused by water main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability. These factors may adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions may result in decreased customer demand for water services and can adversely affect our revenue and earnings.

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

Our sources of water may become contaminated by naturally-occurring or man-made compounds or other events. In the event that any portion of our water supply is contaminated, we may need to interrupt the use of that water supply until we are able to install treatment capability or substitute the flow of water from an uncontaminated water source through existing interconnections with other water purveyors or through our transmission and distribution systems, where possible. We may also incur significant costs in treating any contaminated water through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, may reduce our revenues and make us less profitable.

We face competition from other water and wastewater utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities or other entities authorized by federal, state or local agencies to provide utility services. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is often competitive, particularly in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing entities have challenged, and may

Index

challenge in the future, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal utility systems may adversely affect our long-term agreements to supply water or wastewater services on a contract basis to municipalities, which could adversely affect our financial results.

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

Middlesex entered into agreements, expiring in 2028, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the design, construction and operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreements, AWM is obtaining permits and is designing, building and will operate a landfill leachate pretreatment facility. Middlesex is serving the role of guarantor of AWM's performance on the project (the Guaranty), for which Middlesex earns a fee, in addition to providing operational support. Construction of the facility is being financed by Monmouth County and began in September 2014. If asked to perform under the Guaranty, Middlesex could be required to fulfill the construction and operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

Capital market conditions and key assumptions may adversely impact the value of our postretirement benefit plan assets and liabilities.

Market factors can adversely affect the rate of return on assets held in trusts to satisfy our future postretirement benefit obligations as well negatively affect interest rates, which impacts the discount rates used in the determination of our postretirement benefit actuarial valuations. In addition, changes in demographics, such as increases in life expectancy assumptions, can increase future postretirement benefit obligations. Any negative impact to these factors, either individually or a combination thereof, may have a material adverse effect on our financial condition and results of operations.

An important element of our growth strategy is the acquisition of water and wastewater assets, operations, contracts or companies. Any pending or future acquisitions we decide to undertake may involve risks.

The acquisition and/or operation of water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities and reaching mutually agreeable terms with acquisition candidates or contract partners. Further, acquisitions may result in dilution of our equity securities, incurrence of debt and contingent liabilities, fluctuations in quarterly results and other related expenses. In addition, the assets, operations, contracts or companies we acquire may not achieve the sales and profitability expected.

The current concentration of our business in central New Jersey and Delaware makes us susceptible to adverse development in local regulatory, economic, demographic, competitive and weather conditions.

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison, East Brunswick and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority, and the City of Rahway in Union County, New Jersey. We also provide water and wastewater services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly for us to conduct our business.

Index

The necessity for ongoing security has and may continue to result in increased operating costs.

Because of continuing physical and operational threats to the health and security of the United States of America, we employ procedures to review and modify, as necessary, physical and other security measures at our facilities. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. Security measures include, but are not limited to, protocols regarding delivery and handling of certain chemicals used in our business. We are at risk for terrorist attacks and have incurred, and will continue to incur, costs for security measures to protect against such risks.

Our ability to achieve organic growth in our market area is dependent on the residential building market. Housing starts are one element that impacts our rate of growth and therefore, may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water and wastewater operations as a result of anticipated construction and sale of new housing units. If housing starts decline, or do not increase as we have projected, as a result of economic conditions or otherwise, the timing and extent of our organic revenue growth may not meet our expectations, our deferred project costs may not produce revenue-generating projects in the timeframes anticipated and our financial results could be negatively impacted.

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

We believe cash generated from operations and, if necessary, borrowings under existing credit facilities, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are less favorable than we desire.

No assurance can be given that any refinancing or sale of equity will be possible when needed, or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

We depend significantly on the technical and management services of our senior management team, and the departure of any of those persons could cause our operating results to temporarily be short of our expectations.

Our success depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management, or are unable to attract and retain qualified senior management personnel, our operating results could be negatively impacted.

Index

We are subject to anti-takeover measures that may be used to discourage, delay or prevent changes of control that might benefit non-management shareholders.

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only a portion of the Director population is elected each year. A classified Board can make it more difficult for an acquirer to gain control of the Company by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that the Board of Directors determines is not in the best interest of the common stockholders.

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

Tidewater System

The Tidewater System is comprised of 84 production plants that vary in pumping capacity from 46,000 gallons per day to 4.2 mgd. Water is transported to our customers through 693 miles of transmission and distribution mains. Storage facilities include 45 tanks, with an aggregate capacity of 7.2 million gallons. On October 1, 2014, Tidewater began providing DAFB with potable water service and acquired the water utility assets of DAFB, which consisted of 1 production plant, 5 wells, 31 miles of transmission and distribution mains and 2 storage tanks. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two

Index

office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of one building totaling approximately 5,300 square feet.

Pinelands System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.3 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

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

TESI System

The TESI System is comprised of eight wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 41.9 miles of sewer lines.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2014, there were 1,794 holders of record.

2014	High	Low	Dividend

Fourth Quarter	$23.68	$19.50	$0.1925
Third Quarter	$21.76	$19.60	$0.1900
Second Quarter	$22.01	$19.78	$0.1900
First Quarter	$22.09	$19.06	$0.1900

2013	High	Low	Dividend

Fourth Quarter	$22.14	$20.06	$0.1900
Third Quarter	$22.46	$19.66	$0.1875
Second Quarter	$20.00	$18.58	$0.1875
First Quarter	$20.06	$18.95	$0.1875

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

The Company periodically issues shares of common stock in connection with its Dividend Reinvestment and Common Stock Purchase Plan (the DRP). The Company raised approximately $1.5 million through the issuance of 0.1 million shares under the DRP during 2014. In February 2015, the Company filed a petition with the NJBPU seeking approval to increase the number of shares authorized under the DRP from 2.3 million shares to 3.0 million shares.

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million awarded shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares and 0.1 million shares remain available for future awards under the 2008 Restricted Stock Plan.

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2014, 5,082 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 76,915 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2009. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Company, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2009	2010	2011	2012	2013	2014
Middlesex Water Company	100.00	108.55	114.83	125.26	139.11	158.90
Dow Jones Wilshire 5000 Stock Index	100.00	117.87	118.57	137.68	184.52	206.79
Peer Group	100.00	109.00	110.28	128.79	156.44	209.96

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2014	2013	2012	2011	2010
Operating Revenues	$117,139	$114,846	$110,379	$102,069	$102,735
Operating Expenses:
Operations and Maintenance	59,129	60,748	60,458	56,634	55,481
Depreciation	11,444	10,988	10,409	9,746	9,244
Other Taxes	12,174	12,140	11,865	11,488	11,413
Total Operating Expenses	82,747	83,876	82,732	77,868	76,138
Operating Income	34,392	30,970	27,647	24,201	26,597
Other Income (Expense), Net	(403)	91	857	2,149	1,444
Interest Charges	5,607	5,807	6,725	6,376	6,925
Income Taxes	9,937	8,621	7,383	6,527	6,786
Net Income	18,445	16,633	14,396	13,447	14,330
Preferred Stock Dividend	151	190	206	206	207
Earnings Applicable to Common Stock	$18,294	$16,443	$14,190	$13,241	$14,123
Earnings per Share:
Basic	$1.14	$1.04	$0.90	$0.85	$0.96
Diluted	$1.13	$1.03	$0.90	$0.84	$0.96
Average Shares Outstanding:
Basic	16,052	15,868	15,733	15,615	14,654
Diluted	16,226	16,110	15,995	15,877	14,916
Dividends Declared and Paid	$0.763	$0.753	$0.743	$0.733	$0.723
Total Assets	$575,772	$530,341	$561,726	$537,536	$489,185
Convertible Preferred Stock	$1,356	$1,806	$2,273	$2,273	$2,273
Long-term Debt	$136,039	$129,798	$131,467	$132,167	$133,844

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. In addition to performing day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware a menu of water and wastewater related home maintenance programs. HomeServe is a leading provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 40,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,300 residential retail customers in Kent and Sussex Counties, Delaware.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

Middlesex and Tidewater Implement Base Water Rate Increases – In the second quarter of 2014, Middlesex and Tidewater implemented base water rate increases of $4.2 million and $0.8 million, respectively. These increases were necessitated by capital investments made, increased operations and maintenance costs and recent industrial and wholesale customer losses by Middlesex, for which we were given appropriate recognition in the base water rate increases. See “Rates” below for further discussion of these base water rate increases.

Dover Air Force Base – In April 2014, the Delaware Public Service Commission (the DEPSC) approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

Index

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

Rates

Middlesex – In June 2014, Middlesex’s petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

In May 2014, Middlesex filed a Petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, capital improvements to their water distribution system made between base rate proceedings.  In August 2014, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million. The DSIC rate for the first six-month period costs is expected to become effective in May 2015 and generate $0.3 of annual revenues.

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits, and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant.

Tidewater - The DEPSC approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final required and approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Index

Effective January 1, 2015, Tidewater implemented a DEPSC-approved DSIC rate increase which is expected to generate revenues of less than $0.1 million annually.

In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment.

TESI - On October 1, 2013, TESI closed on its DEPSC-approved purchase of the wastewater utility assets of the Plantations development (the Plantations) for $0.4 million and began providing wastewater services to the 600 residential customers in the Plantations in Delaware. Upon commencing service to the Plantations, annual revenues were approximately $0.2 million. In October 2014, TESI implemented a 33.5% Plantations base wastewater rate increase (approximately $0.1 million annually).

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment.

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which is approximately 50% of the approved increase, was phased-in over one year.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The Pennsylvania Public Utilities Commission (PAPUC) approved a $0.1 million, three-year phased-in base water rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Outlook

Revenues in 2015 are expected to be favorably impacted by the full year effect of Middlesex’s and Tidewater’s base water rate increases awarded in 2014, TESI’s Plantations base wastewater rate increase and Tidewater’s DAFB contract. In addition, revenues are expected to be favorably impacted by the implementation of the Tidewater DSIC effective since January 1, 2015 and a Middlesex DSIC expected to be effective in the second quarter of 2015. See “Rates” above for further discussion on these base rate increases as well as Middlesex’s and Tidewater’s DSIC requests.

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

A market-driven lower discount rate, combined with the required adoption of a new mortality table that reflects current life span expectancies, is expected to result in higher employee benefit plan expense in 2015.  See Note 7 of the Notes to Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 88% of total revenues and approximately 93% of net income over the fiscal years 2012, 2013 and 2014. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies:

Index

Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2014 as Compared to 2013

	(In Millions)
	Years Ended December 31,
		2014			2013
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$103.3	$13.8	$117.1	$100.7	$14.1	$114.8
Operations and maintenance expenses	48.2	10.9	59.1	49.4	11.4	60.8
Depreciation expense	11.2	0.2	11.4	10.8	0.2	11.0
Other taxes	11.9	0.3	12.2	11.8	0.3	12.1
Operating income	32.0	2.4	34.4	28.7	2.2	30.9

Other income (expense), net	(0.3)	(0.1)	(0.4)	0.1	—	0.1
Interest expense	5.5	0.1	5.6	5.7	0.1	5.8
Income taxes	8.9	1.0	9.9	7.6	1.0	8.6
Net income	$17.3	$1.2	$18.5	$15.5	$1.1	$16.6

Operating Revenues

Operating revenues for the year ended December 31, 2014 increased $2.3 million from the same period in 2013. This increase was primarily related to the following factors:

•	Middlesex System revenues decreased $0.5 million, primarily due to the following:
o	Contract Sales to Municipalities decreased by $1.1 million primarily due to the expiration of the Borough of Sayreville, New Jersey (Sayreville) wholesale contract in August 2013 ($1.2 million), mitigated for part of 2014 by the NJBPU-approved rate increase implemented in July 2014 and by higher demand for water from customers (collectively $0.l million); and
o	Revenues from General Metered Service (GMS) customers increased $0.6 million from the same period in 2013, primarily due to the NJBPU-approved rate increase implemented in July 2014 (approximately $1.7 million) partially offset by decreased GMS customer water demand (approximately $0.9 million) as a result of unfavorable weather and Hess Corporation (Hess) ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013;
•	Tidewater System revenues increased $2.5 million, primarily due to the following:
o	Higher customer water demand;
o	Increased fees for new customer connections to our water system; and
o	The implementation of DEPSC-approved interim and final base rate increases (see “Rates-Tidewater” above for further discussion of the Tidewater base water rate increase);
•	TESI’s revenues increased $0.5 million, primarily due to service revenues from the customers of the acquired Plantations wastewater system, which TESI began serving in October 2013, and the phase-in of TESI’s 2012 base wastewater rate increase; and
•	USA’s revenues decreased $0.4 million, primarily due to a lower level of billable supplemental services under our contract to operate the Avalon water utility, sewer utility and storm water system (see corresponding decrease in “Operations and Maintenance Expense” below; and
•	Operating revenues at all other subsidiaries increased $0.2 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2014 decreased $1.6 million, primarily related to the following factors:

•	Employee benefit expenses decreased $3.0 million due primarily to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Variable production costs decreased $0.4 million primarily due to lower customer water demand and higher raw water quality in our Middlesex System;
•	Expenditures for billable supplemental services related to USA’s Avalon contract decreased $0.4 million (see corresponding decrease in ”Operating Revenues” above);
•	Severe winter weather in early 2014 resulted in higher water main break costs of $0.5 million in our Middlesex and Pinelands Systems and higher facilities maintenance expenses of $0.1 million;
•	Inspection, storm preparation, maintenance and repair services increased $0.4 million at Middlesex’s production and transmission and distribution facilities;
•	Information technology expenses increased $0.2 million primarily due to higher licensing and service contract fees;
•	Liability insurance expenses increased $0.2 million;
•	Labor costs increased $0.6 million, primarily related to higher overtime resulting from severe winter weather in our Middlesex System and higher average labor rates; and
•	Operation and maintenance expenses for all other categories increased $0.2 million.

Depreciation

Depreciation expense for the year ended December 31, 2014 increased $0.5 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2014 were consistent with the same period in 2013, primarily due to lower revenue related taxes on lower taxable revenues in our Middlesex system offset by higher payroll taxes.

Other Income (Expense), net

Other Income, net for the year ended December 31, 2014 decreased $0.5 million from the same period in 2013, primarily due to business development costs at our TESI subsidiary.

Interest Charges

Interest charges for the year ended December 31, 2014 decreased $0.2 million from the same period in 2013, primarily due to lower average interest rates on long-term debt and lower average long-term debt outstanding.

Income Taxes

Income taxes for the year ended December 31, 2014 increased $1.3 million from the same period in 2013, primarily due to increased operating income in 2014 as compared to 2013 and a higher effective tax rate, resulting from Middlesex’s subsidiaries who pay state income taxes contributing a higher percentage of 2014 consolidated pre-tax income.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2014 increased $1.8 million from the same period in 2013. Basic and diluted earnings per share increased to $1.14 and $1.13, respectively for the year ended December 31, 2014 as compared to $1.04 and $1.03, respectively, for the year ended December 31, 2013.

Index

Results of Operations for 2013 Compared to 2012

	(In Millions)
	Years Ended December 31,
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

Operating Revenues

Operating revenues for the year ended December 31, 2013 increased $4.4 million from the same period in 2012. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.7 million due to:
o	Sales to GMS customers increased by $1.6 million primarily due to the July 2012 base water rate increase and partially offset by decreased GMS customer demand resulting from:
▪	Greater than expected precipitation events during the second and third quarters of 2013;
▪	Hess, Middlesex's largest GMS customer, ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013;
o	Contract Sales to municipalities were consistent with 2012, primarily due to the July 2012 base water rate increase offset by the loss of Sayreville as a customer in August 2013; and
o	Operating revenues for all other categories increased $0.1 million;
•	Tidewater System revenues increased $0.8 million, primarily due to:
o	Increased fixed service charges and increased fees from new water customer connections; and
o	The June 2012 implementation of the final component of its base water rate increase;
o	Partially offsetting the increases above was lower customer demand resulting from greater than expected precipitation events during the second and third quarters of 2013;
•	USA’s revenues increased $1.2 million, primarily due to revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system, which commenced in July 2012;
•	USA-PA’s revenues increased $0.3 million, primarily from scheduled increases in the fixed fees paid under contract with the City of Perth Amboy;
•	TESI’s revenues increased $0.3 million, primarily due to the June 2012 base wastewater rate increase; and
•	All other subsidiaries’ revenues increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2013 increased $0.3 million from the same period in 2012. This increase was primarily related to the following factors:

•	Labor costs increased $0.6 million due to lower capitalized payroll in 2013 and higher average labor rates. These increases were partially offset by a workforce reduction in our Delaware operations in March 2012;
26

Index
•	Variable production costs increased $0.6 million, primarily from higher water treatment costs due to increased precipitation in 2013 as compared to 2012;
•	Expenditures for USA’s contract operations serving Avalon, commencing July 1, 2012, resulted in a $0.2 million increase in labor costs and a $0.8 million increase in direct costs for billable supplemental services;
•	Employee benefit expenses decreased $2.0 million due primarily due to an amendment of the Other Benefits Plan which increases contributions by future retirees; and
•	All other operation and maintenance expense categories increased $0.1 million.

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

For the year ended December 31, 2014, cash flows from operating activities decreased $1.2 million to $32.6 million. The decrease in cash flows from operating activities primarily resulted from the timing of vendor and interest payments partially offset by higher earnings and timing of income tax payments. The $32.6 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

For the year ended December 31, 2013, cash flows from operating activities increased $4.2 million to $33.8 million. Increased earnings and higher accounts payable, partially offset by higher income tax payments, were the primary reasons for the increase in cash flow. The $33.8 million of net cash flow from operations enabled us to fund all of our utility plant expenditures internally for the period.

Index

Increases in certain operating costs impact our liquidity and capital resources. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating and capital costs and the time we receive appropriate rate relief. There can be no assurances however that our regulated subsidiaries’ respective Utility Commissions will approve base water and/or wastewater rate increase requests in whole or in part or when the decisions will be rendered.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings, proceeds from sales of common stock under our dividend reinvestment program (DRP) and, when market conditions are favorable, proceeds from sales offerings to the public of our common stock.

The table below summarizes our estimated capital expenditures for the years 2015-2017.

	(Millions)
	2015	2016	2017	2015-2017
Distribution System	$18.0	$17.9	$13.7	$49.6
Production System	7.0	11.6	12.7	31.3
Computer Systems	0.9	2.4	2.1	5.4
Other	2.7	2.0	4.6	9.3
Total Estimated Capital Expenditures	$28.6	$33.9	$33.1	$95.6

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution System-Projects associated with installation and relocation of water mains and service lines, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program, which is our initiative to clean and cement all unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to spend $5.1 million in 2015 and $5.0 million in both 2016 and 2017.
•	Production System-Projects associated with our water production and water treatment plants.
•	Computer Systems-Purchase of hardware and software.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security requirements and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling.

To pay for our capital program in 2015, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the DRP;
•	Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $1.4 million) and, once the loan transaction is complete, proceeds from the 2015 New Jersey SRF program (up to $5.0 million). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;
•	Remaining funds available ($7.0 million as of December 31, 2014) under Tidewater’s October 2014 loan (see “Long-term Debt” below for further discussion of this loan); and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2014, there remains $41.0 million available to draw upon.

Index

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million throughout 2014. At December 31, 2014, the outstanding borrowings under these credit lines were $19.0 million at a weighted average interest rate of 1.17%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $27.4 million and $27.7 million at 1.41% and 1.41% for the years ended December 31, 2014 and 2013, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We participated in the New Jersey SRF loan program during 2014 and have qualified to participate in the 2015 New Jersey SRF program with an expected closing date in May 2015.

In October 2014, Tidewater completed a $15.0 million debt transaction. In December 2014 and February 2015, Tidewater borrowed $8.0 million and $3.0 million, respectively, under the loan agreement, which allows Tidewater to borrow, in increments at its discretion, until April 30, 2015. The interest rate on the $11.0 million is 4.46%. The proceeds were used to pay down short-term debt and for other general corporate purposes. The interest rate on any borrowings from the remaining $4.0 million proceeds will be set at the time of the borrowing. Those funds are expected to be used to fund a portion of Tidewater’s ongoing capital program. The final maturity date of all borrowings under this loan agreement is April 1, 2040.

In May 2014, Middlesex borrowed approximately $3.8 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program and issued first mortgage bonds designated as Series VV (approximately $2.8 million) and Series WW (approximately $0.9 million). The interest rate on the Series VV bond is zero and the interest rate on the Series WW bond ranges from 3.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2033. Proceeds were recorded as Restricted Cash and can only be used for the Middlesex 2014 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system. As of December 31, 2014, there remains $1.4 million of proceeds available to Middlesex.

In 2014, Tidewater borrowed $0.6 million, which represented the balance of a $1.1 million project specific loan with the Delaware SRF at an interest rate of 3.45% and final maturity of August 1, 2031.

In May 2013, Middlesex borrowed $3.9 million through the NJEIT under the New Jersey SRF loan program and issued First Mortgage Bonds (Bonds) designated as Series TT ($2.9 million) and Series UU ($1.0 million).  The interest rate on the Series TT Bonds is zero and the interest rate on the Series UU Bonds ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for the Bonds is August 1, 2032. Proceeds were used for the Middlesex 2013 RENEW Program.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with its DRP. The Company raised $1.5 million through the issuance of 0.1 million shares under the DRP during 2014. In February 2015, the Company filed a petition with the NJBPU seeking approval to increase the number of shares authorized under the DRP from 2.3 million shares to 3.0 million shares.

Index

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2014.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt*	$140.0	$5.9	$12.3	$12.6	$109.2
Notes Payable	19.0	19.0	—	—	—
Interest on Long-term Debt	83.4	5.6	10.5	9.5	57.8
Purchased Water Contracts	26.0	5.5	5.6	5.1	9.8
Wastewater Operations	21.8	5.3	11.0	5.5	—
Total	$290.2	$41.3	$39.4	$32.7	$176.8

* Does not include Premium on Long-term Debt

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2014, the Company contributed $5.3 million to its postretirement benefit plans and expects to contribute approximately $5.0 million in 2015.

Adoption of Tangible Property Treasury Regulations

The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which are required to be adopted for the tax year beginning January 1, 2014, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company has undertaken a comprehensive study to support the integration of the new regulations into its tax policies prospectively, and to determine the level of deductibility for income tax purposes, if any, for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Initial information obtained from the study, while preliminary and therefore inconclusive at this time, indicates there may be up to $6.8 million of refundable taxes previously paid to the IRS. Absent specific IRS guidelines, the Company is in the process of reviewing and assessing the results of the preliminary study. However, it is probable that any net tax benefits that may result from adopting, partially or in full, the findings from the study and results in a change in the accounting method for these type of expenditures will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding, after formal adoption by the Company of the tangible property regulations. The Company will adopt the regulations by filing a change in accounting method request with its 2014 Federal income tax return due no later than September 15, 2015. Consequently, due to the uncertainty regarding the amount of any net tax benefit, as well as the regulatory treatment probability described above, adoption of the new regulations will not have a significant impact on the Company’s financial statements or effective tax rate.

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

Index

Our critical accounting policies are set forth below.

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for approximately 88% of Operating Revenues and 99% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

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

Retirement Benefit Plans

The costs for providing retirement benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Future retirement benefit plan obligations and expense will depend on future investment performance, changes in future discount rates and various other demographic factors related to the population participating in the Company’s retirement benefit plans, all of which can change significantly in future years.

We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all currently active employees who were hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers.

The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in the Other Benefits Plan. Coverage includes healthcare and life insurance.

Index

The allocation by asset category of retirement benefit plan assets at December 31, 2014 and 2013 is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2014	2013	2014	2013	Target	Range
Equity Securities	60.7%	65.4%	49.5%	47.8%	60%	30-70%
Debt Securities	35.8%	32.1%	47.5%	47.9%	38%	25-70%
Cash	1.2%	0.8%	2.8%	3.6%	2%	0-10%
Real Estate/Commodities	2.3%	1.7%	0.2%	0.7%	0%	0-5%
Total	100.0%	100.0%	100.0%	100.0%

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2014 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	3.91%	3.91%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

The Company adopted the use of the recently issued Society of Actuaries’ mortality table (RP 2014). RP 2014 was used in the determination of our postretirement benefit obligations as of December 31, 2014 and costs for 2015. Use of the RP 2014 mortality table, which extends the assumed life expectancies of our postretirement benefit plan participants, resulted in significant increases to our postretirement benefit obligations as of December 31, 2014 and is expected to increase our costs in 2015.

For the 2014 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2015 with the annual rate of increase declining 1.0% per year for 2016-2018 and 0.5% per year for 2019-2020, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2020.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(11,229)	$(637)
Discount Rate 1% Decrease	14,446	971

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,216)	$(626)
Discount Rate 1% Decrease	10,855	780
Healthcare Cost Trend Rate 1% Increase	9,404	1,070
Healthcare Cost Trend Rate 1% Decrease	(7,298)	(842)

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

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate long-term and short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.9 million of the current portion of 42 existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate long-term and short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

The Company's retirement benefit plan assets are exposed to the market prices of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover retirement benefit plan costs through rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania

March 5, 2015

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2014	2013
UTILITY PLANT:	Water Production	$138,242	$132,834
	Transmission and Distribution	378,154	359,931
	General	58,851	55,670
	Construction Work in Progress	8,145	8,410
	TOTAL	583,392	556,845
	Less Accumulated Depreciation	117,986	110,366
	UTILITY PLANT - NET	465,406	446,479

CURRENT ASSETS:	Cash and Cash Equivalents	2,673	4,834
	Accounts Receivable, net	10,012	11,640
	Unbilled Revenues	5,937	5,652
	Materials and Supplies (at average cost)	2,253	1,984
	Prepayments	1,989	1,728
	TOTAL CURRENT ASSETS	22,864	25,838

DEFERRED CHARGES	Unamortized Debt Expense	3,474	3,526
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,211	4,728
	Regulatory Assets	66,216	34,386
	Operations Contracts, Developer and Other Receivables	3,313	2,744
	Restricted Cash	2,573	2,473
	Non-utility Assets - Net	9,197	9,440
	Other	518	727
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	87,502	58,024
	TOTAL ASSETS	$575,772	$530,341

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$148,668	$146,185
	Retained Earnings	48,623	42,560
	TOTAL COMMON EQUITY	197,291	188,745
	Preferred Stock	2,436	2,886
	Long-term Debt	136,039	129,798
	TOTAL CAPITALIZATION	335,766	321,429

CURRENT	Current Portion of Long-term Debt	5,910	5,386
LIABILITIES:	Notes Payable	19,000	28,450
	Accounts Payable	6,354	6,328
	Accrued Taxes	8,948	8,132
	Accrued Interest	1,134	1,151
	Unearned Revenues and Advanced Service Fees	839	837
	Other	1,687	2,394
	TOTAL CURRENT LIABILITIES	43,872	52,678

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,978	21,837
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	910	989
	Accumulated Deferred Income Taxes	47,306	39,110
	Employee Benefit Plans	45,135	21,335
	Regulatory Liability - Cost of Utility Plant Removal	10,273	9,639
	Other	1,277	1,348
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	126,879	94,258

CONTRIBUTIONS IN AID OF CONSTRUCTION		69,255	61,976
	TOTAL CAPITALIZATION AND LIABILITIES	$575,772	$530,341

See Notes to Consolidated Financial Statements.

Index

 MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2014	2013	2012

Operating Revenues	$117,139	$114,846	$110,379

Operating Expenses:
Operations and Maintenance	59,129	60,748	60,458
Depreciation	11,444	10,988	10,409
Other Taxes	12,174	12,140	11,865

Total Operating Expenses	82,747	83,876	82,732

Operating Income	34,392	30,970	27,647

Other Income (Expense):
Allowance for Funds Used During Construction	317	314	484
Other Income	281	183	517
Other Expense	(1,001)	(406)	(144)

Total Other Income (Expense), net	(403)	91	857

Interest Charges	5,607	5,807	6,725

Income before Income Taxes	28,382	25,254	21,779

Income Taxes	9,937	8,621	7,383

Net Income	18,445	16,633	14,396

Preferred Stock Dividend Requirements	151	190	206

Earnings Applicable to Common Stock	$18,294	$16,443	$14,190

Earnings per share of Common Stock:
Basic	$1.14	$1.04	$0.90
Diluted	$1.13	$1.03	$0.90

Average Number of
Common Shares Outstanding :
Basic	16,052	15,868	15,733
Diluted	16,226	16,110	15,995

Cash Dividends Paid per Common Share	$0.763	$0.753	$0.743

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,445	$16,633	$14,396
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,191	11,858	11,232
Provision for Deferred Income Taxes and Investment Tax Credits	3,130	2,915	3,959
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(207)	(201)	(309)
Cash Surrender Value of Life Insurance	(108)	(226)	(151)
Stock Compensation Expense	539	493	553
Changes in Assets and Liabilities:
Accounts Receivable	1,950	1,201	2,441
Unbilled Revenues	(285)	(169)	(641)
Materials & Supplies	(269)	(581)	620
Prepayments	(261)	527	(633)
Accounts Payable	26	2,520	(1,898)
Accrued Taxes	816	(1,134)	1,419
Accrued Interest	(17)	196	(673)
Employee Benefit Plans	(3,243)	(1,140)	270
Unearned Revenue & Advanced Service Fees	2	81	22
Other Assets and Liabilities	(138)	832	(1,035)

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,571	33,805	29,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $110 in 2014, $113 in 2013 and $175 in 2012	(22,596)	(20,080)	(21,578)
Restricted Cash	(100)	323	464
Distribution From/(Investment In) Joint Venture	857	(1,655)	(1,200)

NET CASH USED IN INVESTING ACTIVITIES	(21,839)	(21,412)	(22,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(5,481)	(11,230)	(56,725)
Proceeds from Issuance of Long-term Debt	12,246	4,045	60,350
Net Short-term Bank Borrowings	(9,450)	500	3,700
Deferred Debt Issuance Expense	(141)	(57)	(1,160)
Premium on Long-term Debt	—	—	2,236
Restricted Cash	—	6,070	(6,223)
Proceeds from Issuance of Common Stock	1,493	1,368	1,587
Payment of Common Dividends	(12,231)	(11,943)	(11,679)
Payment of Preferred Dividends	(151)	(190)	(206)
Construction Advances and Contributions-Net	822	853	781

NET CASH USED IN FINANCING ACTIVITIES	(12,893)	(10,584)	(7,339)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(2,161)	1,809	(81)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,834	3,025	3,106
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,673	$4,834	$3,025

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,598	$3,176	$1,015
Long-term Debt Deobligation	$—	$64	$255

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,745	$5,743	$7,537
Interest Capitalized	$110	$113	$175
Income Taxes	$5,903	$7,009	$2,349

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

 CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2014	2013
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2014 - 16,124	$148,668	$146,185
2013 - 15,963

Retained Earnings	48,623	42,560
TOTAL COMMON EQUITY	$197,291	$188,745

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24 - 2014; 28 - 2013
Convertible:
Shares Outstanding, $7.00 Series - 2014-10; 2013-14	1,007	1,457
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	80	80
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,436	$2,886

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,825	$2,005
6.25%, Amortizing Secured Note, due May 19, 2028	5,635	6,055
6.44%, Amortizing Secured Note, due August 25, 2030	4,387	4,667
6.46%, Amortizing Secured Note, due September 19, 2031	4,667	4,947
4.22%, State Revolving Trust Note, due December 31, 2022	421	465
3.60%, State Revolving Trust Note, due May 1, 2025	2,463	2,654
3.30% State Revolving Trust Note, due March 1, 2026	506	541
3.49%, State Revolving Trust Note, due January 25, 2027	536	569
4.03%, State Revolving Trust Note, due December 1, 2026	697	742
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	299	343
0.00%, State Revolving Fund Bond, due August 1, 2021	241	281
3.64%, State Revolving Trust Note, due July 1, 2028	313	330
3.64%, State Revolving Trust Note, due January 1, 2028	104	110
3.45%, State Revolving Trust Note, due August 1, 2031	1,115	467
6.59%, Amortizing Secured Note, due April 20, 2029	4,999	5,348
7.05%, Amortizing Secured Note, due January 20, 2030	3,771	4,021
5.69%, Amortizing Secured Note, due January 20, 2030	7,735	8,248
Variable Rate, Amortizing Secured Note, due April 20, 2040	8,000	—
3.75%, State Revolving Trust Note, due July 1, 2031	2,411	2,515
3.75%, State Revolving Trust Note, due November 30, 2030	1,276	1,333
First Mortgage Bonds:
0.00%, Series X, due September 1, 2018	215	268
4.25% to 4.63%, Series Y, due September 1, 2018	245	300
0.00%, Series Z, due September 1, 2019	559	671
5.25% to 5.75%, Series AA, due September 1, 2019	700	830
0.00%, Series BB, due September 1, 2021	845	965
4.00% to 5.00%, Series CC, due September 1, 2021	1,025	1,145
0.00%, Series EE, due August 1, 2023	3,550	3,968
3.00% to 5.50%, Series FF, due August 1, 2024	4,900	5,335
0.00%, Series GG, due August 1, 2026	1,083	1,171
4.00% to 5.00%, Series HH, due August 1, 2026	1,390	1,475
0.00%, Series II, due August 1, 2024	881	971
3.40% to 5.00%, Series JJ, due August 1, 2027	1,090	1,165
0.00%, Series KK, due August 1, 2028	1,255	1,346
5.00% to 5.50%, Series LL, due August 1, 2028	1,435	1,505
0.00%, Series MM, due August 1, 2030	1,537	1,637
3.00% to 4.375%, Series NN, due August 1, 2030	1,755	1,835
0.00%, Series OO, due August 1, 2031	2,559	2,709
2.00% to 5.00%, Series PP, due August 1, 2031	850	885
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,709	2,860
3.00% to 3.25%, Series UU, due August 1, 2032	975	1,015
0.00%, Series VV, due August 1, 2033	2,720	—
3.00% to 5.00%, Series WW, due August 1, 2033	935	—
SUBTOTAL LONG-TERM DEBT	140,029	133,112
Add: Premium on Issuance of Long-term Debt	1,920	2,072
Less: Current Portion of Long-term Debt	(5,910)	(5,386)
TOTAL LONG-TERM DEBT	$136,039	$129,798

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2012	15,682	$141,432	$35,549	$176,981

Net Income			14,396	14,396
Dividend Reinvestment & Common Stock Purchase Plan	86	1,587		1,587
Restricted Stock Award, Net - Employees	21	448		448
Stock Award - Board Of Directors	6	105		105
Cash Dividends on Common Stock			(11,679)	(11,679)
Cash Dividends on Preferred Stock			(206)	(206)
Balance at December 31, 2012	15,795	$143,572	$38,060	$181,632

Net Income			16,633	16,633
Dividend Reinvestment & Common Stock Purchase Plan	82	1,653		1,653
Restricted Stock Award, Net - Employees	26	388		388
Stock Award - Board Of Directors	5	105		105
Conversion of $8.00 Convertible Preferred Stock	55	467		467
Cash Dividends on Common Stock			(11,943)	(11,943)
Cash Dividends on Preferred Stock			(190)	(190)
Balance at December 31, 2013	15,963	$146,185	$42,560	$188,745

Net Income			18,445	18,445
Dividend Reinvestment & Common Stock Purchase Plan	71	1,493		1,493
Restricted Stock Award, Net - Employees	33	434		434
Stock Award - Board Of Directors	5	105		105
Conversion of $7.00 Convertible Preferred Stock	52	451		451
Cash Dividends on Common Stock			(12,231)	(12,231)
Cash Dividends on Preferred Stock			(151)	(151)
Balance at December 31, 2014	16,124	$148,668	$48,623	$197,291

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

(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 88% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.

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

Index

reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future. For additional information, see Note 2 – Rate and Regulatory Matters.

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers substantially all active employees who were hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

The Company’s costs for providing retirement benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Retirement benefit plan obligations and expense are determined based on investment performance, discount rates and various other demographic factors related to the population participating in the Company’s retirement benefit plans, all of which can change significantly in future years. For more information on the Company’s Retirement Benefit Plans, see Note 7 – Employee Benefit Plans.

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2014, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The Accumulated Provision for Depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2014, 2013 and 2012. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(h) Preliminary Survey and Investigation (PS&I) Costs – In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as Other Expense on the income statement at that time.

(i) Customers’ Advances for Construction (CAC) – Utility plant and/or cash advances are provided to the Company by customers, real estate developers and builders in order to extend utility service to their properties. These transactions are recorded as CAC. Contractual Refunds of CACs in the form of cash are made by the Company and are based on either additional operating revenues generated from new customers or as new customers are connected to the respective system. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction.

Index

Contributions in Aid of Construction (CIAC) – CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of CAC that becomes non-refundable.

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2014, 2013 and 2012 for Middlesex and Tidewater are as follows:

	2014	2013	2012
Middlesex	7.03%	7.34%	7.34%
Tidewater	7.91%	7.91%	7.91%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.7 million and $0.6 million as of December 31, 2014 and 2013, respectively. For each of the years ended December 31, 2014, 2013, and 2012, bad debt expense was $0.7 million. For the years ended December 31, 2014, 2013, and 2012, write-offs were $0.6 million, $0.9 million and $0.6 million, respectively. Receivables not expected to be received in 2015 are included as non-current assets in Operations Contracts, Developer and Other Receivables.

(l) Revenues - Retail customer invoices for regulated utility service are typically comprised of two components; a fixed service charge and a volumetric or consumption charge. Revenues from retail customers, except Tidewater fixed service charges, include amounts billed in arrears on a cycle basis and unbilled amounts estimated from the last meter reading date to the end of the accounting period. The estimated unbilled amounts are determined by utilizing factors which include historical volumetric or consumption usage and current climate and economic conditions. Actual billings may differ from our estimates. Tidewater customers are billed in advance for their fixed service charge and these revenues are recognized as the service is provided to the customer.

Southern Shores is an unmetered system. Customers are billed a fixed service charge in advance at the beginning of each month and revenues are recognized as earned.

Customers in portions of the TESI system are billed a fixed service charge in arrears.

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

Index

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

(q) Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance will be effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or retrospectively via a cumulative effect upon the date of initial application. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

(r) Recent Developments

Middlesex and Tidewater Implement Base Water Rate Increases – In the second quarter of 2014, Middlesex and Tidewater implemented base water rate increases of $4.2 million and $0.8 million, respectively. These increases were necessitated by capital investments made, increased operations and maintenance costs and Middlesex industrial and wholesale customer losses, for which we were given appropriate recognition in the base water rate increases. See Note 2 – Rate and Regulatory Matters below for further discussion of these base water rate increases.

Dover Air Force Base – In April 2014, the DEPSC approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex – In June 2014, Middlesex’s petition to the NJBPU seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

In May 2014, Middlesex filed a petition with the NJBPU seeking approval of foundational information (Foundational Filing) that would allow for the implementation of a Distribution System Improvement Charge (DSIC). A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return

Index

on, capital improvements to their water distribution system made between base rate proceedings.  In August 2014, the Foundational Filing was approved by the NJBPU, which allows Middlesex to implement a DSIC rate to recover costs for qualifying projects that are placed in service in the six-month post-approval period.  The DSIC rate is allowed to increase in three subsequent six month periods for any additional qualifying projects placed in service during those time periods. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million. The DSIC rate for the first six-month period costs is expected to become effective in May 2015 and generate $0.3 million of annual revenues.

In July 2012, the NJBPU approved an $8.1 million increase in Middlesex’s annual base water rates. A base rate increase request of $11.3 million was filed in January 2012 seeking recovery of increased costs of operations, chemicals, fuel, electricity, taxes, labor and benefits, and decreases in industrial and commercial customer demand patterns, as well as capital investment in utility plant.

Tidewater - The DEPSC approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final required and approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Effective January 1, 2015, Tidewater implemented a DEPSC-approved DSIC rate increase which is expected to generate revenues of less than $0.1 million annually.

In June 2012, the DEPSC approved a $3.9 million increase in Tidewater’s annual base water rates. A base rate increase request of $6.9 million was filed in September 2011 seeking recovery of increased costs for operations, maintenance and taxes, as well as capital investment.

TESI - On October 1, 2013, TESI closed on its DEPSC-approved purchase of the wastewater utility assets of the Plantations development (the Plantations) for $0.4 million and began providing wastewater services to the 600 residential customers in the Plantations in Delaware. Upon commencing service to the Plantations, annual revenues were approximately $0.2 million. In October 2014, TESI implemented a 33.5% Plantations base wastewater rate increase (approximately $0.1 million annually).

In June 2012, the DEPSC approved a $0.6 million increase in TESI’s annual base wastewater rates, a portion of which is to be phased in through 2015. A base rate increase request of $0.8 million was filed in July 2011 seeking recovery of increased operation and maintenance costs, as well as capital investment.

Pinelands - In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which is approximately 50% of the approved increase, was phased-in over one year.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - The PAPUC approved a $0.1 million, three-year phased-in base water rate increase effective March 3, 2012.  This increase was designed to recover capital investment in the upgrade and renovation of the Twin Lakes System, as well as increased operating costs.

Index

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2014	2013	Recovery Periods
Retirement Benefits	$47,868	$20,826	Various
Income Taxes	17,195	12,207	Various
Rate Cases, Tank Painting, and Other	1,153	1,353	2-9 years
Total	$66,216	$34,386

Retirement benefits include pension and other retirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2014 and 2013, the Company has approximately $10.3 million and $9.6 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.6 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2014	2013	2012
Income Tax at Statutory Rate	$9,786	$8,638	$7,420
Tax Effect of:
Utility Plant Related	(572)	(527)	(442)
State Income Taxes – Net	711	546	420
Employee Benefits	(6)	(46)	(23)
Other	18	10	8
Total Income Tax Expense	$9,937	$8,621	$7,383

Index

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$5,920	$5,018	$2,994
State	887	688	430
Deferred:
Federal	3,018	2,855	3,832
State	191	139	206
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$9,937	$8,621	$7,383

The statutory review periods for income tax returns for the years prior to 2011 have been closed. In the event that there is interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. There are no unrecognized tax benefits resulting from prior period tax positions. The Company is not aware of any uncertain tax positions that could result in a future tax liability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2014	2013
Utility Plant Related	$43,996	$41,912
Customer Advances	(3,570)	(3,598)
Employee Benefits	7,223	1,121
Investment Tax Credits (ITC)	910	989
Other	(343)	(325)
Total Deferred Tax Liability and ITC	$48,216	$40,099

Adoption of Tangible Property Treasury Regulations

The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which are required to be adopted for the tax year beginning January 1, 2014, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company has undertaken a comprehensive study to support the integration of the new regulations into its tax policies prospectively, and to determine the level of deductibility for income tax purposes, if any, for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Initial information obtained from the study, while preliminary and therefore inconclusive at this time, indicates there may be up to $6.8 million of refundable taxes previously paid to the IRS. Absent specific IRS guidelines, the Company is in the process of reviewing and assessing the results of the preliminary study. However, it is probable that any net tax benefits that may result from adopting, partially or in full, the findings from the study and results in a change in the accounting method for these type of expenditures will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding, after formal adoption by the Company of the tangible property regulations. The Company will adopt the regulations by filing a change in accounting method request with its 2014 Federal income tax return due no later than September 15, 2015. Consequently, due to the uncertainty regarding the amount of any net tax benefit, as well as the regulatory treatment probability described above, adoption of the new regulations will not have a significant impact on the Company’s financial statements or effective tax rate.

Index

Note 4 - Commitments and Contingent Liabilities

Water Supply - Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27.0 million gallons a day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2016, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase treated water 15.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2014	2013	2012
Untreated	$2.4	$2.4	$2.4
Treated	3.1	3.2	3.1
Total Costs	$5.5	$5.6	$5.5

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

Guarantees - In September 2013, Middlesex entered into an agreement with the County of Monmouth, New Jersey (Monmouth County) to serve as guarantor of the performance of Applied Water Management, Inc. (AWM) to design, construct and operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  Construction of the facility is being financed by Monmouth County and began in September 2014. In addition, Middlesex entered into agreements with AWM and Natural Systems Utilities, Inc. (NSU), the parent company of AWM, whereby, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, Middlesex provides operational support to the project, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of December 31, 2014 and December 31, 2013, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.3 million and $0.4 million, respectively.

Construction –The Company may spend up to $28.6 million in 2015, $33.9 million in 2016 and $33.1 million in 2017 on its construction program. The actual amount and timing of capital expenditures is dependent on customer growth, residential new home construction and sales and project scheduling. There is no assurance that projected customer growth and residential new home construction and sales will occur.

Index

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2014 and 2013 is summarized below:

	(Millions of Dollars)
	2014	2013
Established Lines at Year-End	$60.0	$60.0
Maximum Amount Outstanding	33.5	30.5
Average Outstanding	27.4	27.7
Notes Payable at Year-End	19.0	28.5
Weighted Average Interest Rate	1.41%	1.41%
Weighted Average Interest Rate at Year-End	1.17%	1.47%

The maturity dates for the Notes Payable as of December 31, 2014 are all in January 2015 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The number of shares authorized under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) is 2.3 million shares. In February 2015, the Company filed a petition with the NJBPU seeking approval to increase the number of shares authorized under the DRP from 2.3 million shares to 3.0 million shares. The cumulative number of shares issued under the DRP at December 31, 2014 is 2.2 million. For the years ended December 31, 2014, 2013 and 2012, the Company raised approximately $1.5 million, $1.7 million and $1.6 million, respectively, through the issuance of shares under the DRP.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2014, 2013 and 2012, 5,082, 5,432 shares and 5,768 shares, respectively, of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 76,915 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2014, no preferred stock dividends were in arrears.

Index

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock.

At December 31, 2014 and 2013, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for twelve shares of the Company's common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair value of twelve shares of the Company's common stock for each share of convertible stock redeemed. In 2014, 4,293 shares (approximately $0.5 million) of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 51,516 shares of common stock.

The conversion feature of the no par $8.00 Series Cumulative and Convertible Preferred Stock allows the security holders to exchange one convertible preferred share for 13.714 shares of the Company's common stock. The preferred shares are convertible into common stock at the election of the security holder or Middlesex. In 2013, 4,000 shares (approximately $0.5 million) of the Company’s no par $8.00 Series Cumulative and Convertible Preferred Stock were converted into 54,856 shares of common stock.

Long-term Debt

In October 2014, Tidewater completed a $15.0 million debt transaction. In December 2014 and February 2015, Tidewater borrowed $8.0 million and $3.0 million, respectively, under the loan agreement, which allows Tidewater to borrow, in increments at its discretion, until April 30, 2015. The interest rate on the $11.0 million is 4.46%. The proceeds were used to pay down short-term debt and for other general corporate purposes. The interest rate on any borrowings from the remaining $4.0 million proceeds will be set at the time of the borrowing. Those funds are expected to be used to fund a portion of Tidewater’s ongoing capital program. The final maturity date of all borrowings under this loan agreement is April 1, 2040.

In May 2014, Middlesex borrowed approximately $3.8 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series VV (approximately $2.8 million) and Series WW (approximately $0.9 million). The interest rate on the Series VV bond is zero and the interest rate on the Series WW bond ranges from 3.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2033. Proceeds were recorded as Restricted Cash and can only be used for the Middlesex 2014 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system. As of December 31, 2014, there remains $1.4 million of proceeds available to Middlesex.

In 2014, Tidewater borrowed $0.6 million, which represented the balance of a $1.1 million project specific loan with the Delaware SRF at an interest rate of 3.45% and final maturity of August 1, 2031.

In May 2013, Middlesex borrowed $3.9 million through the NJEIT under the New Jersey SRF loan program and issued First Mortgage Bonds (Bonds) designated as Series TT ($2.9 million) and Series UU ($1.0 million).  The interest rate on the Series TT Bonds is zero and the interest rate on the Series UU Bonds ranges from 3.0% to 3.25% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2032. Proceeds were used for the Middlesex 2013 RENEW Program.

Index

Bond Series QQ through SS are term bonds with single maturity dates subsequent to 2019. Principal repayments for all series of the Company’s long-term debt except for Bond Series X and Y extend beyond 2019. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2015	$5.9
2016	$6.1
2017	$6.2
2018	$6.3
2019	$6.3

The weighted average interest rate on all long-term debt at both December 31, 2014 and 2013 was 3.99% and 4.23%, respectively. Except for the Amortizing Secured Notes, all of the Company’s outstanding long-term debt has been issued through the NJEDA ($55.4 million), the NJEIT program ($33.8 million) and the Delaware SRF program ($9.8 million).

Restricted cash proceeds are from various New Jersey SRF loans and are held in trusts until authorized for distribution. Series VV and WW proceeds can only be used for the 2014 RENEW Program. All other restricted cash proceeds are for debt service requirements on the New Jersey SRF loans.

In 2013 and 2012, the NJEIT de-obligated principal payments of $0.1 million and $0.3 million, respectively, on several series of SRF long-term debt. There were no de-obligated principal payments in 2014.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2014. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except Per Share Amounts)
	2014		2013		2012
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$18,445	16,052	$16,633	15,868	$14,396	15,733
Preferred Dividend	(151)		(190)		(206)
Earnings Applicable to Common Stock	$18,294	16,052	$16,443	15,868	$14,190	15,733
Basic EPS	$1.14		$1.04		$0.90
Diluted:
Earnings Applicable to Common Stock	$18,294	16,052	$16,443	15,868	$14,190	15,733
$7.00 Series Dividend	74	133	97	166	97	166
$8.00 Series Dividend	24	41	40	76	56	96
Adjusted Earnings Applicable to Common Stock	$18,392	16,226	$16,580	16,110	$14,343	15,995
Diluted EPS	$1.13		$1.03		$0.90

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

	(Thousands of Dollars)
	At December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$88,628	$90,115	$87,471	$79,733
State Revolving Notes	$540	$542	$625	$628

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $50.8 million and $45.0 million at December 31, 2014 and 2013, respectively. Customer advances for construction have a carrying amount of $22.0 million and $21.8 million at December 31, 2014 and 2013, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2014 and 2013 was $61.9 million and $47.5 million, respectively.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. Accrued retirement benefit costs are recorded each year. Effective January 1, 2013, the Company amended a provision of the Other Benefits Plan that requires employees retiring in 2013 and beyond to contribute a higher percentage towards their healthcare insurance premiums.  The amendment resulted in a $10.2 million decrease in the Company’s Employee Benefit Plans’ Liability, and related Regulatory Asset, as of January 1, 2013.

Regulatory Treatment of Over/Underfunded Retirement Obligations

Because the Company is subject to regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other

Index

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The table below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2014 and 2013.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2014	2013	2014	2013
Change in Projected Benefit Obligation:
Beginning Balance	$56,041	$62,817	$37,212	$50,608
Plan Amendment*	—	—	—	(10,244)
Service Cost	1,894	2,300	1,032	1,338
Interest Cost	2,682	2,468	1,792	1,594
Actuarial (Gain) Loss	16,429	(9,694)	10,092	(5,595)
Benefits Paid	(2,003)	(1,850)	(550)	(489)
Ending Balance	$75,043	$56,041	$49,578	$37,212

*See discussion of Other Benefits Plan amendment in “Other Benefits” above.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2014	2013	2014	2013
Change in Fair Value of Plan Assets:
Beginning Balance	$46,443	$37,904	$25,145	$20,408
Actual Return on Plan Assets	3,603	6,779	1,243	2,553
Employer Contributions	3,580	3,610	1,697	2,673
Benefits Paid	(2,003)	(1,850)	(550)	(489)
Ending Balance	$51,623	$46,443	$27,535	$25,145

Funded Status	$(23,420)	$(9,598)	$(22,043)	$(12,067)

Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	328	330	—	—
Noncurrent Liability	23,092	9,268	22,043	12,067
Net Liability Recognized	$23,420	$9,598	$22,043	$12,067

Index

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service Cost	$1,894	$2,300	$2,198	$1,032	$1,338	$1,784
Interest Cost	2,682	2,468	2,417	1,792	1,594	1,868
Expected Return on Plan Assets	(3,534)	(2,894)	(2,458)	(1,937)	(1,622)	(1,258)
Amortization of Net Transition Obligation	—	—	—	—	—	135
Amortization of Net Actuarial Loss	416	1,632	1,549	1,413	2,066	1,765
Amortization of Prior Service Cost/(Credit)	2	10	10	(1,728)	(1,728)	—
Net Periodic Benefit Cost	$1,460	$3,516	$3,716	$572	$1,648	$4,294

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2015 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,646	$2,261
Prior Service Credit	—	(1,728)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2014, 2013 and 2012, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	3.91%	4.87%	3.99%	3.91%	4.87%	3.99%
Benefit Cost	4.87%	3.99%	4.37%	4.87%	3.99%	4.37%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company adopted the use of the recently issued Society of Actuaries’ mortality table (RP 2014). RP 2014 was used in the determination of our postretirement benefit obligations as of December 31, 2014 and costs for 2015. Use of the RP 2014 mortality table, which extends the assumed life expectancies of our postretirement benefit plan participants, resulted in significant increases to our postretirement benefit obligations as of December 31, 2014 and is expected to increase our costs in 2015.

For the 2014 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2015 with the annual rate of increase declining 1.0% per year for 2016-2018 and 0.5% per year for 2019-2020, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2020.

Index

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$570	$(443)
Effect on Projected Benefit Obligation	$9,404	$(7,298)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2015	$2,056	$885
2016	2,031	1,051
2017	2,315	1,269
2018	2,392	1,443
2019	2,405	1,629
2020-2024	17,554	10,060
Totals	$28,753	$16,337

Benefit Plans Assets

The allocation of plan assets at December 31, 2014 and 2013 by asset category is as follows:

	Pension Plan		Other Benefits Plan
Asset Category	2014	2013	2014	2013	Target	Range
Equity Securities	60.7%	65.4%	49.5%	47.8%	60%	30-70%
Debt Securities	35.8%	32.1%	47.5%	47.9%	38%	25-70%
Cash	1.2%	0.8%	2.8%	3.6%	2%	0-10%
Real Estate/Commodities	2.3%	1.7%	0.2%	0.7%	0%	0-5%
Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.9 million (1.8% of total Pension Plan assets) and $0.8 million (1.8 % of total Pension Plan assets) as of December 31, 2014 and 2013, respectively.

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

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$261	$—	$—	261
Small Cap Value	876	—	—	876
Mid Cap Core	1,013	—	—	1,013
Mid Cap Value	627	—	—	627
Large Cap Blend	1,187	—	—	1,187
Large Cap Core	15,321	—	—	15,321
Foreign Large Core	989	—	—	989
Foreign Large Growth	449	—	—	449
Foreign Large Blend	2,566	—	—	2,566
Diversified Emerging Markets	737	—	—	737
Intermediate Term Bond	9,824	—	—	9,824
World Bond	8,668	—	—	8,668
Money Market Funds:
Cash and Cash Equivalents	127	386	—	513
Common Equity Securities:
Non-Financial Services	280	—	—	280
Financial Services	1,656	—	—	1,656
Utilities	1,504	—	—	1,504
Consumer Growth	1,123	—	—	1,123
Consumer Staples	459	—	—	459
Consumer Cyclicals	922	—	—	922
Industrial Resources	155	—	—	155
Capital Equipment	453	—	—	453
Technology	1,328	—	—	1,328
Energy	712	—	—	712
Total Investments	$51,237	$386	$—	$51,623

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
Common Equity Securities:
Non-Financial Services	147	—	—	147
Financial Services	1,882	—	—	1,882
Utilities	1,433	—	—	1,433
Consumer Growth	1,665	—	—	1,665
Consumer Staples	392	—	—	392
Consumer Cyclicals	1,063	—	—	1,063
Industrial Resources	149	—	—	149
Capital Equipment	419	—	—	419
Technology	1,319	—	—	1,319
Energy	875	—	—	875
Total Investments	$46,130	$313	$—	$46,443

Index

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$491	$—	$—	$491
Small Cap Growth	82	—	—	82
Mid Cap Core	292	—	—	292
Mid Cap Growth	121	—	—	121
Mid Cap Value	768	—	—	768
Large Cap Core	10,516	—	—	10,516
Foreign Small Mid Growth	119	—	—	119
Foreign Large Core	735	—	—	735
Foreign Large Value	113	—	—	113
Diversified Emerging Markets	371	—	—	371
Real Estate Index	62	—	—	62
Money Market Funds:
Cash and Cash Equivalents	450	332	—	782
Preferred Equity Securities	221	—	—	221
Agency/US/State/Municipal Debt	—	12,862	—	12,862
Total Investments	$14,341	$13,194	$—	$27,535

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

Index

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2014 and expects to make approximately $3.3 million of cash contributions in 2015.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.7 million in 2014 and expects to make approximately $1.7 million of cash contributions in 2015.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For those employees hired after March 31, 2007 and still actively employed on December 31, 2014, the Company approved and will fund discretionary contribution of $0.3 million, which was based on 5.0% of eligible 2014 compensation. For the years ended December 31, 2013 and 2012, the Company made discretionary contributions of $0.3 million and $0.2 million, respectively, for those qualifying employees.

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

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2012	108	$1,079
Granted	21	408	$19.35
Vested	(15)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(448)
Balance, December 31, 2012	114	$1,039
Granted	28	589	$21.20
Vested	(24)	—
Forfeited	(1)	(12)
Amortization of Compensation Expense	—	(400)
Balance, December 31, 2013	117	$1,216
Granted	33	711	$21.46
Vested	(22)	—
Forfeited	(1)	(10)
Amortization of Compensation Expense	—	(434)
Balance, December 31, 2014	127	$1,483

Index

The fair value of vested restricted shares was $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2014	2013	2012
Revenues:
Regulated	$103,556	$100,910	$98,021
Non – Regulated	14,143	14,463	12,851
Inter-segment Elimination	(560)	(527)	(493)
Consolidated Revenues	$117,139	$114,846	$110,379

Operating Income:
Regulated	$32,000	$28,744	$25,944
Non – Regulated	2,392	2,226	1,703
Consolidated Operating Income	$34,392	$30,970	$27,647

Depreciation:
Regulated	$11,262	$10,807	$10,241
Non – Regulated	182	181	168
Consolidated Depreciation	$11,444	$10,988	$10,409

Other Income (Expense), Net:
Regulated	$157	$828	$1,489
Non – Regulated	(75)	(14)	94
Inter-segment Elimination	(485)	(723)	(726)
Consolidated Other Income (Expense), Net	$(403)	$91	$857

Interest Expense:
Regulated	$5,607	$5,807	$6,725
Non – Regulated	91	97	96
Inter-segment Elimination	(91)	(97)	(96)
Consolidated Interest Charges	$5,607	$5,807	$6,725

Income Taxes:
Regulated	$8,907	$7,635	$6,579
Non – Regulated	1,030	986	804
Consolidated Income Taxes	$9,937	$8,621	$7,383

Net Income:
Regulated	$17,249	$15,504	$13,500
Non – Regulated	1,196	1,129	896
Consolidated Net Income	$18,445	$16,633	$14,396

Capital Expenditures:
Regulated	$22,498	$19,894	$21,149
Non – Regulated	98	186	429
Total Capital Expenditures	$22,596	$20,080	$21,578

	(Thousands of Dollars)
	As of December 31, 2014	As of December 31, 2013
Assets:
Regulated	$574,854	$529,381
Non – Regulated	7,252	8,887
Inter-segment Elimination	(6,334)	(7,927)
Consolidated Assets	$575,772	$530,341
61

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2014 and 2013 are as follows:

	(Thousands of Dollars, Except per Share Data)
2014	1st	2nd	3rd	4th	Total

Operating Revenues	$27,173	$29,190	$32,669	$28,107	$117,139
Operating Income	5,967	8,747	11,620	8,058	34,392
Net Income	3,169	4,728	6,758	3,790	18,445
Basic Earnings per Share	$0.20	$0.29	$0.42	$0.23	$1.14
Diluted Earnings per Share	$0.20	$0.29	$0.42	$0.22	$1.13

2013	1st	2nd	3rd	4th	Total

Operating Revenues	$27,038	$29,102	$31,285	$27,421	$114,846
Operating Income	5,865	8,171	10,270	6,664	30,970
Net Income	3,177	4,481	5,807	3,168	16,633
Basic Earnings per Share	$0.20	$0.28	$0.36	$0.20	$1.04
Diluted Earnings per Share	$0.20	$0.28	$0.36	$0.19	$1.03

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2014. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2014, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 5, 2015

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 5, 2015

Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this

Annual Report:

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2014.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2014.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2014 and 2013.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2014.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	March 5, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 5, 2015.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ John C. Cutting
John C. Cutting
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ John R. Middleton, M.D.
John R. Middleton, M.D.
Director
By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director
By:	/s/ Jeffries Shein
Jeffries Shein
Director
67

Index

EXHIBIT INDEX

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits. Exhibits designated with a dagger (t) are management contracts or compensatory plans.

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of the Company’s 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of the Company’s 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of the Company’s 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of the Company’s 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of the Company’s 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s 2003 Form 10-K.
10.7	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s 2006 First Quarter Form 10-Q.
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.11(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the Company’s 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the Company’s 2008 Form 10-K.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s 2008 Form 10-K.
(t)10.12(g)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper, filed as Exhibit 10.13(g) of the Company’s 2014 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.14	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the Company’s 1998 Third Quarter Form 10-Q.
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the Company’s 1998 Third Quarter Form 10-Q.
10.16	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company, City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the Company’s 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the Company’s 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
70

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the Company’s 2004 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the Company’s 2004 Form 10-K.
*10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., dated October 15, 2015.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the Company’s 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the Company’s 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the Company’s 2007 Form 10-K.
71

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the Company’s 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the Company’s 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the Company’s 2008 Form 10-K.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 23, 2009, relating to the Dividend Reinvestment and Common Stock Purchase Plan.	333-160757
10.32	Renewal of Amended and Restated Line of Credit Note between registrant and PNC Bank, originally filed as Exhibit 10.33 of the Company’s 2013 Second Quarter Form 10-Q.
10.33	Uncommitted Line of Credit Letter Agreement and Master Promissory Note between registrant and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s 2014 Second Quarter Form 10-Q.
10.34	Uncommitted Line of Credit Letter Agreement between registrant’s wholly-owned subsidiary Utility Services Affiliates (Perth Amboy) Inc. and Bank of America, N.A, filed as Exhibit 10.34 of the Company’s 2014 Second Quarter Form 10-Q.
*10.35	Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB.
10.36	Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the Company’s 2010 Form 10-K.
10.37	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the Company’s 2010 Form 10-K.
72

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.38	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the Company’s 2012 Second Quarter Form 10-Q.
10.39	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the Company’s 2012 Second Quarter Form 10-Q.
10.40	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s 2012 Form 10-K.
10.41	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT), filed as Exhibit 10.42 of the Company’s 2013 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU), filed as Exhibit 10.43 of the Company’s 2013 Second Quarter Form 10-Q.
10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series VV), filed as Exhibit 10.43 of the Company’s 2014 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series WW) , filed as Exhibit 10.43 of the Company’s 2014 Second Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.

73

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document

74