Form 10-Q
period 2015-03-31
MIDDLESEX WATER CO
filed 2015-05-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2015: Common Stock, No Par Value: 16,141,954 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014

Operating Revenues	$28,780	$27,173

Operating Expenses:
Operations and Maintenance	16,087	15,437
Depreciation	2,947	2,815
Other Taxes	3,061	2,954

Total Operating Expenses	22,095	21,206

Operating Income	6,685	5,967

Other Income (Expense):
Allowance for Funds Used During Construction	82	67
Other Income	39	11
Other Expense	(66)	(20)

Total Other Income, net	55	58

Interest Charges	1,058	1,103

Income before Income Taxes	5,682	4,922

Income Taxes	2,046	1,753

Net Income	3,636	3,169

Preferred Stock Dividend Requirements	36	43

Earnings Applicable to Common Stock	$3,600	$3,126

Earnings per share of Common Stock:
Basic	$0.22	$0.20
Diluted	$0.22	$0.20

Average Number of Common Shares Outstanding:
Basic	16,132	15,974
Diluted	16,288	16,178

Cash Dividends Paid per Common Share	$0.1925	$0.1900

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2015	2014
UTILITY PLANT:	Water Production	$138,527	$138,242
	Transmission and Distribution	380,651	378,154
	General	58,944	58,851
	Construction Work in Progress	10,339	8,145
	TOTAL	588,461	583,392
	Less Accumulated Depreciation	120,139	117,986
	UTILITY PLANT - NET	468,322	465,406

CURRENT ASSETS:	Cash and Cash Equivalents	5,046	2,673
	Accounts Receivable, net	10,643	10,012
	Unbilled Revenues	6,187	5,937
	Materials and Supplies (at average cost)	2,216	2,253
	Prepayments	1,543	1,989
	TOTAL CURRENT ASSETS	25,635	22,864

DEFERRED CHARGES	Unamortized Debt Expense	3,425	3,474
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,213	2,211
	Regulatory Assets	65,516	66,216
	Operations Contracts, Developer and Other Receivables	3,300	3,313
	Restricted Cash	1,596	2,573
	Non-utility Assets - Net	9,264	9,197
	Other	483	518
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	85,797	87,502
	TOTAL ASSETS	$579,754	$575,772

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$149,156	$148,668
	Retained Earnings	49,117	48,623
	TOTAL COMMON EQUITY	198,273	197,291
	Preferred Stock	2,436	2,436
	Long-term Debt	137,811	136,039
	TOTAL CAPITALIZATION	338,520	335,766

CURRENT	Current Portion of Long-term Debt	6,092	5,910
LIABILITIES:	Notes Payable	15,000	19,000
	Accounts Payable	6,954	6,354
	Accrued Taxes	12,541	8,948
	Accrued Interest	454	1,134
	Unearned Revenues and Advanced Service Fees	851	839
	Other	1,752	1,687
	TOTAL CURRENT LIABILITIES	43,644	43,872

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,927	21,978
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	891	910
	Accumulated Deferred Income Taxes	47,736	47,306
	Employee Benefit Plans	45,590	45,135
	Regulatory Liability - Cost of Utility Plant Removal	10,475	10,273
	Other	1,234	1,277
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	127,853	126,879

CONTRIBUTIONS IN AID OF CONSTRUCTION		69,737	69,255
	TOTAL CAPITALIZATION AND LIABILITIES	$579,754	$575,772

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,636	$3,169
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,256	3,010
Provision for Deferred Income Taxes and Investment Tax Credits	581	657
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(50)	(43)
Cash Surrender Value of Life Insurance	(48)	(21)
Stock Compensation Expense	116	97
Changes in Assets and Liabilities:
Accounts Receivable	(618)	787
Unbilled Revenues	(250)	346
Materials & Supplies	37	(159)
Prepayments	446	267
Accounts Payable	600	(733)
Accrued Taxes	3,593	3,121
Accrued Interest	(680)	(700)
Employee Benefit Plans	1,000	(495)
Unearned Revenue & Advanced Service Fees	12	(56)
Other Assets and Liabilities	(200)	(886)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,431	8,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $32 in 2015, $24 in 2014	(4,885)	(4,165)
Restricted Cash	977	587

NET CASH USED IN INVESTING ACTIVITIES	(3,908)	(3,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,046)	(929)
Proceeds from Issuance of Long-term Debt	3,000	211
Net Short-term Bank Borrowings	(4,000)	(950)
Proceeds from Issuance of Common Stock	372	385
Payment of Common Dividends	(3,105)	(3,034)
Payment of Preferred Dividends	(36)	(43)
Construction Advances and Contributions-Net	(335)	645

NET CASH USED IN FINANCING ACTIVITIES	(5,150)	(3,715)
NET CHANGES IN CASH AND CASH EQUIVALENTS	2,373	1,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,673	4,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,046	$5,902

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$766	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,847	$1,930
Interest Capitalized	$32	$24
Income Taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		March 31,	December 31,
		2015	2014
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2015 - 16,140	$149,156	$148,668
	2014 - 16,124

	Retained Earnings	49,117	48,623
	TOTAL COMMON EQUITY	$198,273	$197,291

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	126
Shares Outstanding -	24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	$1,007	$1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,778	$1,825
	6.25%, Amortizing Secured Note, due May 19, 2028	5,530	5,635
	6.44%, Amortizing Secured Note, due August 25, 2030	4,317	4,387
	6.46%, Amortizing Secured Note, due September 19, 2031	4,597	4,667
	4.22%, State Revolving Trust Note, due December 31, 2022	421	421
	3.60%, State Revolving Trust Note, due May 1, 2025	2,464	2,463
	3.30% State Revolving Trust Note, due March 1, 2026	488	506
	3.49%, State Revolving Trust Note, due January 25, 2027	518	536
	4.03%, State Revolving Trust Note, due December 1, 2026	697	697
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	299	299
	0.00%, State Revolving Fund Bond, due August 1, 2021	236	241
	3.64%, State Revolving Trust Note, due July 1, 2028	313	313
	3.64%, State Revolving Trust Note, due January 1, 2028	104	104
	3.45%, State Revolving Trust Note, due August 1, 2031	1,090	1,115
	6.59%, Amortizing Secured Note, due April 20, 2029	4,912	4,999
	7.05%, Amortizing Secured Note, due January 20, 2030	3,708	3,771
	5.69%, Amortizing Secured Note, due January 20, 2030	7,607	7,735
	4.46%, Amortizing Secured Note, due April 20, 2040	11,000	8,000
	3.75%, State Revolving Trust Note, due July 1, 2031	2,411	2,411
	3.75%, State Revolving Trust Note, due November 30, 2030	1,276	1,276
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	211	215
	4.25% to 4.63%, Series Y, due September 1, 2018	245	245
	0.00%, Series Z, due September 1, 2019	548	559
	5.25% to 5.75%, Series AA, due September 1, 2019	700	700
	0.00%, Series BB, due September 1, 2021	827	845
	4.00% to 5.00%, Series CC, due September 1, 2021	1,025	1,025
	0.00%, Series EE, due August 1, 2023	3,468	3,550
	3.00% to 5.50%, Series FF, due August 1, 2024	4,900	4,900
	0.00%, Series GG, due August 1, 2026	1,064	1,083
	4.00% to 5.00%, Series HH, due August 1, 2026	1,390	1,390
	0.00%, Series II, due August 1, 2024	861	881
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,090	1,090
	0.00%, Series KK, due August 1, 2028	1,233	1,255
	5.00% to 5.50%, Series LL, due August 1, 2028	1,435	1,435
	0.00%, Series MM, due August 1, 2030	1,504	1,537
	3.00% to 4.375%, Series NN, due August 1, 2030	1,755	1,755
	0.00%, Series OO, due August 1, 2031	2,508	2,559
	2.00% to 5.00%, Series PP, due August 1, 2031	850	850
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,659	2,709
	3.00% to 3.25%, Series UU, due August 1, 2032	975	975
	0.00%, Series VV, due August 1, 2033	2,672	2,720
	3.00% to 5.00%, Series WW, due August 1, 2033	935	935
	SUBTOTAL LONG-TERM DEBT	142,036	140,029
	Add: Premium on Issuance of Long-term Debt	1,867	1,920
	Less: Current Portion of Long-term Debt	(6,092)	(5,910)
	TOTAL LONG-TERM DEBT	$137,811	$136,039

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

The consolidated notes within the 2014 Annual Report on Form 10-K (the 2014 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2014, has been derived from the Company’s audited financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Recent Accounting Guidance

As previously disclosed in the 2014 Form 10-K, in May 2014, the Financial Accounting Standards Board (FASB) issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance is tentatively effective for the Company beginning January 1, 2017. In April 2015, the FASB disclosed that it will seek public comment on a proposal to defer the effective date of these new revenue recognition standards by one year to January 1, 2018.

In April 2015, the FASB issued an update to authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt, which the Company will adopt beginning January 1, 2016. The new guidance must be applied retrospectively to each prior period presented. The adoption of this guidance will have no impact on the Company’s statement of income or cash flows and will not have a material impact on the Company’s balance sheet.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex - On March 31, 2015, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates by approximately $9.5 million per year. The request was necessitated by declining consumption in its Commercial and Industrial class customers, increasing costs for active and retired employee benefits, capital infrastructure investments Middlesex has made, or has committed to make, and regulation-driven increases in other operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of a petition filing.

Middlesex has in place a NJBPU-approved foundational filing (Foundational Filing) that allows the Company to implement a Distribution System Improvement Charge (DSIC) in six-month periods over three years. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.  The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million. The DSIC rate for the first six-month period of qualifying expenditures is expected to generate annual revenues of $0.3 million and be effective in May 2015.

Index

Tidewater - Effective January 1, 2015, Tidewater implemented a Delaware Public Service Commission-approved DSIC rate increase that is expected to generate $0.1 million of annual revenues.

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2015 and 2014, there were 16,172 common shares (approximately $0.4 million) and 18,919 common shares (approximately $0.4 million), respectively, issued under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

Long-term Debt

In December 2014, the NJBPU approved Middlesex’s request to borrow up to $5.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program. This loan is intended to fund the current year RENEW Program, which is our ongoing initiative to clean and cement all unlined mains in the Middlesex system. Due to administrative changes in the New Jersey SRF loan program, participants are now required to complete construction of the qualifying project prior to closing on a long-term loan or, in the alternative, enter into a construction loan agreement with the NJEIT until the project is complete. At that time, the construction loan can be rolled into the next NJEIT long-term loan. Middlesex is currently reviewing the impact of these new requirements. These changes, along with an assessment of the condition of the mains subject to rehabilitation under the current year RENEW Program, will delay the project until 2016. During the second quarter of 2015, Middlesex expects to file an update to its petition with the NJPBU seeking approval to modify the previous granted financing timetable to accommodate the New Jersey SRF loan program changes.

In October 2014, Tidewater completed a $15.0 million debt transaction. The loan agreement, as amended, allows Tidewater to borrow, in increments at its discretion, until October 30, 2015. Through March 31, 2015, Tidewater has drawn down $11.0 million, including $3.0 million for the three months ended March 31, 2015, at a fixed interest rate of 4.46%. The proceeds were used to pay down short-term debt and for other general corporate purposes. The interest rate on any borrowings from the remaining $4.0 million proceeds will be set at the time of the borrowing. Those funds are expected to be used to fund a portion of Tidewater’s ongoing capital program. The final maturity date of all borrowings under this loan agreement is April 2040.

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

Index

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$88,271	$90,557	$88,628	$90,115
SRF Bonds	$535	$537	$540	$542

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $53.2 million at March 31, 2015 and $50.8 million at December 31, 2014. Customer advances for construction have carrying amounts of $21.9 million and $22.0 million, respectively, at March 31, 2015 and December 31, 2014. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2015		2014
Basic:	Income	Shares	Income	Shares
Net Income	$3,636	16,132	$3,169	15,974
Preferred Dividend	(36)		(43)
Earnings Applicable to Common Stock	$3,600	16,132	$3,126	15,974

Basic EPS	$0.22		$0.20

Diluted:
Earnings Applicable to Common Stock	$3,600	16,132	$3,126	15,974
$7.00 Series Preferred Dividend	17	115	24	163
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$3,623	16,288	$3,156	16,178

Diluted EPS	$0.22		$0.20

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2015	2014
Revenues:
Regulated	$24,905	$23,653
Non – Regulated	3,992	3,637
Inter-segment Elimination	(117)	(117)
Consolidated Revenues	$28,780	$27,173

Operating Income:
Regulated	$6,165	$5,404
Non – Regulated	520	563
Consolidated Operating Income	$6,685	$5,967

Net Income:
Regulated	$3,377	$2,881
Non – Regulated	259	288
Consolidated Net Income	$3,636	$3,169

Capital Expenditures:
Regulated	$4,885	$4,134
Non – Regulated	—	31
Total Capital Expenditures	$4,885	$4,165

	As of	As of
	March 31,	December 31,
	2015	2014
Assets:
Regulated	$578,038	$574,854
Non – Regulated	8,050	7,252
Inter-segment Elimination	(6,334)	(6,334)
Consolidated Assets	$579,754	$575,772

Note 6 – Short-term Borrowings

As of March 31, 2015, the Company has established lines of credit aggregating $60.0 million. At March 31, 2015, the outstanding borrowings under these credit lines were $15.0 million at a weighted average interest rate of 1.18%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $17.9 million and $28.0 million at 1.17% and 1.45% for the three months ended March 31, 2015 and 2014, respectively.

The maturity dates for the $15.0 million outstanding as of March 31, 2015 are all in April 2015 and are extendable at the discretion of the Company.

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

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2016, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases. At the end of the agreement period, it is expected that the agreement will be extended for five years.

Tidewater contracts with the City of Dover, Delaware to purchase treated water 15.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2015	2014

Treated	$730	$778
Untreated	642	606
Total Costs	$1,372	$1,384

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

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of March 31, 2015 and December 31, 2014, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.3 million.

Index

Construction

The Company has budgeted approximately $23.6 million for its construction program in 2015. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended March 31, 2015, the Company did not make any Pension Plan cash contributions. For the three months ended March 31, 2014, the Company made Pension Plan cash contributions of $0.5 million. The Company expects to make Pension Plan cash contributions of approximately $3.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended March 31, 2015, the Company did not make any Other Benefits Plan cash contributions. For the three months ended March 31, 2014, the Company made Other Benefits Plan cash contributions of $0.2 million. The Company expects to make Other Benefits Plan cash contributions of approximately $1.7 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2015	2014	2015	2014

Service Cost	$639	$473	$343	$258
Interest Cost	724	670	480	448
Expected Return on Assets	(980)	(883)	(527)	(484)
Amortization of Unrecognized Losses	411	104	565	353
Amortization of Unrecognized Prior Service Cost (Credit)	—	1	(432)	(432)
Net Periodic Benefit Cost	$794	$365	$429	$143

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement, expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 40,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,300 residential retail customers.

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

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with the prior period.

Recent Developments

Middlesex Base Water Rate Filing - On March 31, 2015, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates by approximately $9.5 million per year. The request was necessitated by declining consumption in its Commercial and Industrial class customers, increasing costs for active and retired employee benefits, capital infrastructure investments Middlesex has made, or has committed to make, and regulation-driven increases in other operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJBPU must render a decision within nine months of a petition filing.

Middlesex Distribution System Improvement Charge - Middlesex has in place a NJBPU-approved foundational filing (Foundational Filing) that allows the Company to implement a Distribution System Improvement Charge (DSIC) in six-month periods over three years. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The maximum annual revenue allowed to be recovered under the approved Foundational Filing is $3.6 million. The DSIC rate for the first six-month period costs of qualifying expenditures is expected to generate $0.3 million of annual revenues and be effective in May 2015.

Tidewater DSIC - Effective January 1, 2015, Tidewater implemented a Delaware Public Service Commission-approved DSIC rate increase that is expected to generate $0.1 million of annual revenues.

Outlook

Revenues in 2015 are expected to be favorably impacted by the following:

•	The full year effect of Middlesex’s and Tidewater’s base water rate increases, which became effective in July 2014 and August 2014, respectively, TESI’s Plantations system base wastewater rate increase effective in October 2014 and Tidewater’s Dover Air Force Base contract, which Tidewater began serving in October 2014 (see Note 2 – Rate and Regulatory Matters in Middlesex’s 2014 Annual Report on Form 10-K for further discussion on these matters); and
•	The implementation of the Tidewater DSIC effective since January 1, 2015 and a Middlesex DSIC expected to be effective in May 2015 (see “Recent Developments” above regarding Tidewater’s and Middlesex’s DSIC);

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

A market-driven lower discount rate, combined with the adoption of a new mortality table that reflects longer life expectancies, has resulted in higher employee retirement benefit plans expense in 2015.

Index

Our strategy for profitable growth is focused on four key areas:

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

Results of Operations – Three Months Ended March 31, 2015

	(In Thousands)
	Three Months Ended March 31,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$24,878	$3,902	$28,780	$23,626	$3,547	$27,173
Operations and maintenance expenses	12,830	3,257	16,087	12,591	2,846	15,437
Depreciation expense	2,904	43	2,947	2,769	46	2,815
Other taxes	2,979	82	3,061	2,862	92	2,954
Operating income	6,165	520	6,685	5,404	563	5,967

Other income, net	55	—	55	58	—	58
Interest expense	1,036	22	1,058	1,079	24	1,103
Income taxes	1,807	239	2,046	1,502	251	1,753
Net income	$3,377	$259	$3,636	$2,881	$288	$3,169

Operating Revenues

Operating revenues for the three months ended March 31, 2015 increased $1.6 million from the same period in 2014. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $0.6 million, primarily due to the following:
o	Sales to General Metered Service (GMS) customers increased by $0.7 million, resulting from a NJBPU-approved rate increase implemented in July 2014 ($0.9 million) partially offset by lower GMS customer water demand ($0.2 million); and
o	Sales to Contract customers decreased by $0.1 million, due to lower water demand ($0.2 million) partially offset by a NJBPU-approved rate increase implemented in July 2014 ($0.1 million);
•	Tidewater System revenues increased $0.7 million due to higher customer demand offset by decreased final rates implemented in August 2014 as compared to interim rates implemented in February 2014;
•	USA-PA’s revenues increased $0.2 million, from scheduled fixed fees increases under our contract with the Perth Amboy ($0.3 million) partially offset by lower revenues ($0.1 million) under the same contract for supplemental services;
14

Index
•	USA’s revenues increased $0.2 million, due to higher supplemental services revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system; and
•	All other revenues decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2015 increased $0.7 million from the same period in 2014, primarily related to the following factors:

•	Employee benefit expenses increased $0.7 million due to higher retirement plan costs resulting from a lower discount rate than in the prior year and the adoption of new mortality tables, reflecting longer life expectancies, both used in the calculation of the 2015 net periodic plan costs;
•	Variable production costs decreased $0.1 million, due to lower customer demand in our Middlesex System;
•	Decreased cold weather main break activity, as compared to 2014, resulted in lower labor overtime costs of $0.1 million and lower non-labor costs of $0.2 million in our Middlesex System;
•	USA-PA’s operation and maintenance costs increased $0.3 million, primarily due to higher subcontractor expenditures;
•	USA’s operation and maintenance costs increased $0.2 million, due to expenditures for billable supplemental services under USA’s contract to serve Avalon; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended March 31, 2015 increased $0.1 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2015 rose by $0.1 million from the same period in 2014, primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2015 remained consistent with the same period in 2014.

Interest Charges

Interest charges for the three months ended March 31, 2015 remained consistent with the same period in 2014, primarily due to higher interest on increased average long-term debt outstanding offset by lower interest on decreased average short-term debt outstanding.

Income Taxes

Income taxes for the three months ended March 31, 2015 increased $0.3 million from the same period in 2014, primarily due to increased operating income in 2015 as compared to 2014.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2015 increased $0.5 million as compared with the same period in 2014. Basic and diluted earnings per share were $0.22 and $0.20 for the three months ended March 31, 2015 and 2014, respectively.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2015, cash flows from operating activities increased $3.1 million to $11.4 million. The increase in cash flows from operating activities primarily resulted from the timing of vendor payments, income tax payments and retirement benefit plan contributions. The $11.4 million of net cash flow from operations enabled us to fund all utility plant expenditures internally for the period.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under our Dividend Reinvestment and Common Stock Purchase Plan (DRP) and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2015 is currently estimated to be $23.6 million. Through March 31, 2015, we have expended $4.9 million and expect to incur approximately $18.7 million for capital projects for the remainder of 2015.

We currently project that we may expend approximately $72.0 million for capital projects in 2016 and 2017. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2015, we plan on utilizing:

  Internally generated funds.
  Proceeds from the sale of common stock through the DRP.
  Funds available and held in trust under existing New Jersey State Revolving Fund (SRF) loans (currently, $0.4 million). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks.
  Remaining funds available ($4.0 million as of March 31, 2015) under Tidewater’s October 2014 loan (see “Long-Term Debt” in Note 6 – Capitalization for further discussion of this loan).
  Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2015, there remains $45.0 million to draw upon.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.1 million of the current portion of 42 existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

The Company's retirement benefit plan assets are exposed to fluctuating market prices of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover retirement benefit plan costs through rates.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
10.32	Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A.

10.35(a)	First Amendment to Prommisory Note and Supplement for a committed line of credit between registrant’s wholly-owned subsidiary, Tidewater Utilities, Inc. and CoBank, ACB.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 1, 2015

