Form 10-Q
period 2015-06-30
MIDDLESEX WATER CO
filed 2015-08-03
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2015: Common Stock, No Par Value: 16,164,099 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating Revenues	$31,666	$29,190	$60,446	$56,363

Operating Expenses:
Operations and Maintenance	16,229	14,563	32,317	30,000
Depreciation	2,982	2,837	5,930	5,652
Other Taxes	3,220	3,043	6,280	5,997

Total Operating Expenses	22,431	20,443	44,527	41,649

Operating Income	9,235	8,747	15,919	14,714

Other Income (Expense):
Allowance for Funds Used During Construction	103	66	185	133
Other Income	43	135	82	146
Other Expense	(18)	(155)	(83)	(175)

Total Other Income, net	128	46	184	104

Interest Charges	1,496	1,515	2,554	2,618

Income before Income Taxes	7,867	7,278	13,549	12,200

Income Taxes	2,778	2,550	4,825	4,303

Net Income	5,089	4,728	8,724	7,897

Preferred Stock Dividend Requirements	36	36	72	79

Earnings Applicable to Common Stock	$5,053	$4,692	$8,652	$7,818

Earnings per share of Common Stock:
Basic	$0.31	$0.29	$0.54	$0.49
Diluted	$0.31	$0.29	$0.53	$0.49

Average Number of
Common Shares Outstanding :
Basic	16,149	16,018	16,141	15,996
Diluted	16,305	16,199	16,297	16,190

Cash Dividends Paid per Common Share	$0.1925	$0.1900	$0.3850	$0.3800

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2015	2014
UTILITY PLANT:	Water Production	$140,271	$138,242
	Transmission and Distribution	386,015	378,154
	General	59,666	58,851
	Construction Work in Progress	9,527	8,145
	TOTAL	595,479	583,392
	Less Accumulated Depreciation	121,935	117,986
	UTILITY PLANT - NET	473,544	465,406

CURRENT ASSETS:	Cash and Cash Equivalents	5,774	2,673
	Accounts Receivable, net	10,481	10,012
	Unbilled Revenues	7,592	5,937
	Materials and Supplies (at average cost)	2,323	2,253
	Prepayments	2,880	1,989
	TOTAL CURRENT ASSETS	29,050	22,864

DEFERRED CHARGES	Unamortized Debt Expense	3,376	3,474
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,102	2,211
	Regulatory Assets	64,875	66,216
	Operations Contracts, Developer and Other Receivables	3,260	3,313
	Restricted Cash	455	2,573
	Non-utility Assets - Net	9,292	9,197
	Other	453	518
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	83,813	87,502
	TOTAL ASSETS	$586,407	$575,772

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$149,739	$148,668
	Retained Earnings	51,062	48,623
	TOTAL COMMON EQUITY	200,801	197,291
	Preferred Stock	2,436	2,436
	Long-term Debt	136,065	136,039
	TOTAL CAPITALIZATION	339,302	335,766

CURRENT	Current Portion of Long-term Debt	5,692	5,910
LIABILITIES:	Notes Payable	18,000	19,000
	Accounts Payable	8,925	6,354
	Accrued Taxes	12,500	8,948
	Accrued Interest	1,118	1,134
	Unearned Revenues and Advanced Service Fees	861	839
	Other	2,318	1,687
	TOTAL CURRENT LIABILITIES	49,414	43,872

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,979	21,978
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	871	910
	Accumulated Deferred Income Taxes	48,171	47,306
	Employee Benefit Plans	44,196	45,135
	Regulatory Liability - Cost of Utility Plant Removal	10,609	10,273
	Other	1,659	1,277
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	127,485	126,879

CONTRIBUTIONS IN AID OF CONSTRUCTION		70,206	69,255
	TOTAL CAPITALIZATION AND LIABILITIES	$586,407	$575,772

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,724	$7,897
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,680	6,038
Provision for Deferred Income Taxes and Investment Tax Credits	1,093	1,335
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(113)	(84)
Cash Surrender Value of Life Insurance	(96)	(70)
Stock Compensation Expense	337	299
Changes in Assets and Liabilities:
Accounts Receivable	(416)	796
Unbilled Revenues	(1,655)	(1,402)
Materials & Supplies	(70)	(374)
Prepayments	(891)	(1,310)
Accounts Payable	2,571	347
Accrued Taxes	3,552	1,820
Accrued Interest	(16)	(1)
Employee Benefit Plans	151	(1,232)
Unearned Revenue & Advanced Service Fees	22	(59)
Other Assets and Liabilities	307	(192)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,180	13,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $72 in 2015, $49 in 2014	(12,646)	(8,505)
Restricted Cash	1,375	(2,464)
Distribution from Joint Venture	—	765

NET CASH USED IN INVESTING ACTIVITIES	(11,271)	(10,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,735)	(1,726)
Proceeds from Issuance of Long-term Debt	3,000	4,398
Net Short-term Bank Borrowings	(1,000)	(450)
Deferred Debt Issuance Expense	(4)	(8)
Restricted Cash	743	—
Proceeds from Issuance of Common Stock	734	719
Payment of Common Dividends	(6,212)	(6,071)
Payment of Preferred Dividends	(72)	(79)
Construction Advances and Contributions-Net	(262)	(150)

NET CASH USED IN FINANCING ACTIVITIES	(5,808)	(3,367)
NET CHANGES IN CASH AND CASH EQUIVALENTS	3,101	237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,673	4,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,774	$5,071

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,214	$1,130
Long-term Debt Deobligation	$457	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,683	$2,770
Interest Capitalized	$72	$49
Income Taxes	$901	$2,215

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		June 30,	December 31,
		2015	2014
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2015 - 16,161	$149,739	$148,668
	2014 - 16,124

	Retained Earnings	51,062	48,623
	TOTAL COMMON EQUITY	$200,801	$197,291

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	126
Shares Outstanding -	24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,730	$1,825
	6.25%, Amortizing Secured Note, due May 19, 2028	5,425	5,635
	6.44%, Amortizing Secured Note, due August 25, 2030	4,247	4,387
	6.46%, Amortizing Secured Note, due September 19, 2031	4,527	4,667
	4.22%, State Revolving Trust Note, due December 31, 2022	399	421
	3.60%, State Revolving Trust Note, due May 1, 2025	2,366	2,463
	3.30% State Revolving Trust Note, due March 1, 2026	487	506
	3.49%, State Revolving Trust Note, due January 25, 2027	518	536
	4.03%, State Revolving Trust Note, due December 1, 2026	674	697
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	299	299
	0.00%, State Revolving Fund Bond, due August 1, 2021	236	241
	3.64%, State Revolving Trust Note, due July 1, 2028	304	313
	3.64%, State Revolving Trust Note, due January 1, 2028	101	104
	3.45%, State Revolving Trust Note, due August 1, 2031	1,090	1,115
	6.59%, Amortizing Secured Note, due April 20, 2029	4,825	4,999
	7.05%, Amortizing Secured Note, due January 20, 2030	3,646	3,771
	5.69%, Amortizing Secured Note, due January 20, 2030	7,479	7,735
	4.46%, Amortizing Secured Note, due April 20, 2040	10,927	8,000
	3.75%, State Revolving Trust Note, due July 1, 2031	2,357	2,411
	3.75%, State Revolving Trust Note, due November 30, 2030	1,246	1,276
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	211	215
	4.25% to 4.63%, Series Y, due September 1, 2018	245	245
	0.00%, Series Z, due September 1, 2019	548	559
	5.25% to 5.75%, Series AA, due September 1, 2019	700	700
	0.00%, Series BB, due September 1, 2021	827	845
	4.00% to 5.00%, Series CC, due September 1, 2021	1,025	1,025
	0.00%, Series EE, due August 1, 2023	3,468	3,550
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	4,900
	0.00%, Series GG, due August 1, 2026	1,064	1,083
	4.00% to 5.00%, Series HH, due August 1, 2026	1,390	1,390
	0.00%, Series II, due August 1, 2024	861	881
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,090	1,090
	0.00%, Series KK, due August 1, 2028	1,233	1,255
	5.00% to 5.50%, Series LL, due August 1, 2028	1,435	1,435
	0.00%, Series MM, due August 1, 2030	1,504	1,537
	3.00% to 4.375%, Series NN, due August 1, 2030	1,755	1,755
	0.00%, Series OO, due August 1, 2031	2,508	2,559
	2.00% to 5.00%, Series PP, due August 1, 2031	850	850
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,659	2,709
	3.00% to 3.25%, Series UU, due August 1, 2032	975	975
	0.00%, Series VV, due August 1, 2033	2,672	2,720
	3.00% to 5.00%, Series WW, due August 1, 2033	935	935
	SUBTOTAL LONG-TERM DEBT	139,943	140,029
	Add: Premium on Issuance of Long-term Debt	1,814	1,920
	Less: Current Portion of Long-term Debt	(5,692)	(5,910)
	TOTAL LONG-TERM DEBT	$136,065	$136,039

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

The consolidated notes within the 2014 Annual Report on Form 10-K (the 2014 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2015, the results of operations for the three month and six month periods ended June 30, 2015 and 2014 and cash flows for the sixth month periods ended June 30, 2015 and 2014. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2014, has been derived from the Company’s audited financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Recent Accounting Guidance

As previously disclosed in the 2014 Form 10-K, in May 2014, the Financial Accounting Standards Board (FASB) issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018.

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

Note 2 – Rate and Regulatory Matters

Middlesex - In March 2015, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates by approximately $9.5 million per year.  The request was necessitated by declining consumption in its Commercial and Industrial class customers, increasing costs for active and retired employee benefits, capital infrastructure investments Middlesex has made, or has committed to make, and regulation-driven increases in other operations and maintenance costs.  In July 2015, a Stipulation of Settlement (the Settlement) between Middlesex and the intervening parties was approved in an initial decision by an Administrative Law Judge.  The Settlement recommends a $5.0 million increase in Middlesex’s base water rates.  The Settlement must now be presented for consideration and approval by the NJBPU, which the Company expects will occur in the third quarter of 2015.  We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the Settlement.  NJPBU approval of a base water rate increase would concurrently reset Middlesex’s Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC has been in effect since May 12, 2015, and has generated less than $0.1 million of revenues to date.

.

Index

Tidewater - Effective July 1, 2015, Tidewater’s Delaware Public Service Commission-approved DSIC was increased from 0.31% to 0.37%. Total annual revenues under the Tidewater DSIC are expected to amount to approximately $0.1 million.

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2015 and 2014, there were 32,585 common shares (approximately $0.7 million) and 35,078 common shares (approximately $0.7 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company filed a registration statement with the United States Securities and Exchange Commission registering an additional 700,000 common shares for potential issuance under the Investment Plan.

Long-term Debt

In December 2014, the NJBPU approved Middlesex’s request to borrow up to $5.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program. This loan was intended to fund the current year RENEW Program, which is our ongoing initiative to clean and cement all unlined mains in the Middlesex system. Due to administrative changes in the New Jersey SRF loan program, participants are now required to complete construction of the qualifying project prior to closing on a long-term loan or, in the alternative, enter into a construction loan agreement with the NJEIT until the project is complete. At that time, the construction loan can be rolled into the next NJEIT long-term loan. Middlesex is currently reviewing the impact of these new requirements. These changes, along with an assessment of the condition of the mains subject to rehabilitation under the current year RENEW Program, will delay the project until 2016. During the second half of 2015, Middlesex expects to file an update to its petition with the NJPBU seeking approval to modify the previous granted financing timetable to accommodate the New Jersey SRF loan program changes.

In the second quarter of 2015, the NJEIT de-obligated future principal payments of $0.5 million on Series FF SRF long-term debt.

In October 2014, Tidewater completed a $15.0 million debt transaction. The loan agreement, as amended, allows Tidewater to borrow, in increments at its discretion, until October 30, 2015. Through June 30, 2015, Tidewater has drawn down $11.0 million, including $3.0 million for the six months ended June 30, 2015, at a fixed interest rate of 4.46%. The proceeds were used to pay down short-term debt and for other general corporate purposes. In July 2015, Tidewater borrowed an additional $2.0 million under this loan agreement. The interest rate on any borrowings from the remaining $2.0 million proceeds will be set at the time of the borrowing. Those funds are expected to be used to fund a portion of Tidewater’s ongoing capital program. The final maturity date of all borrowings under this loan agreement is April 2040.

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

Index

issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$87,061	$86,859	$88,628	$90,115
SRF Bonds	$535	$537	$540	$542

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $52.3 million at June 30, 2015 and $50.8 million at December 31, 2014. Customer advances for construction have carrying amounts of $22.0 million at both June 30, 2015 and December 31, 2014. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2015		2014
Basic:	Income	Shares	Income	Shares
Net Income	$5,089	16,149	$4,728	16,018
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$5,053	16,149	$4,692	16,018

Basic EPS	$0.31		$0.29

Diluted:
Earnings Applicable to Common Stock	$5,053	16,149	$4,692	16,018
$7.00 Series Preferred Dividend	17	115	17	140
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$5,076	16,305	$4,715	16,199

Diluted EPS	$0.31		$0.29

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2015		2014
Basic:	Income	Shares	Income	Shares
Net Income	$8,724	16,141	$7,897	15,996
Preferred Dividend	(72)		(79)
Earnings Applicable to Common Stock	$8,652	16,141	$7,818	15,996

Basic EPS	$0.54		$0.49

Diluted:
Earnings Applicable to Common Stock	$8,652	16,141	$7,818	15,996
$7.00 Series Preferred Dividend	34	115	41	153
$8.00 Series Preferred Dividend	12	41	12	41
Adjusted Earnings Applicable to Common Stock	$8,698	16,297	$7,871	16,190

Diluted EPS	$0.53		$0.49

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2015	2014	2015	2014
Revenues:
Regulated	$27,972	$25,720	$52,878	$49,373
Non – Regulated	3,804	3,624	7,795	7,261
Inter-segment Elimination	(110)	(154)	(227)	(271)
Consolidated Revenues	$31,666	$29,190	$60,446	$56,363

Operating Income:
Regulated	$8,672	$8,144	$14,835	$13,547
Non – Regulated	563	603	1,084	1,167
Consolidated Operating Income	$9,235	$8,747	$15,919	$14,714

Net Income:
Regulated	$4,809	$4,416	$8,185	$7,297
Non – Regulated	280	312	539	600
Consolidated Net Income	$5,089	$4,728	$8,724	$7,897

Capital Expenditures:
Regulated	$7,734	$4,339	$12,619	$8,474
Non – Regulated	27	—	27	31
Total Capital Expenditures	$7,761	$4,339	$12,646	$8,505

	As of	As of
	June 30,	December 31,
	2015	2014
Assets:
Regulated	$582,618	$574,854
Non – Regulated	8,150	7,252
Inter-segment Elimination	(4,361)	(6,334)
Consolidated Assets	$586,407	$575,772

Note 6 – Short-term Borrowings

As of June 30, 2015, the Company has established lines of credit aggregating $60.0 million. At June 30, 2015, the outstanding borrowings under these credit lines were $18.0 million at a weighted average interest rate of 1.19%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average Daily Amounts Outstanding	$15,769	$26,874	$16,834	$27,435
Weighted Average Interest Rates	1.18%	1.42%	1.18%	1.44%

Index

The maturity dates for the $18.0 million outstanding as of June 30, 2015 are all in July 2015 and are extendable at the discretion of the Company.

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

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2021, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Treated	$766	$802	$1,495	$1,580
Untreated	552	515	1,195	1,121
Total Costs	$1,318	$1,317	$2,690	$2,701

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

Index

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of June 30, 2015 and December 31, 2014, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.3 million.

Construction

The Company has budgeted approximately $24.2 million for its construction program in 2015. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended June 30, 2015 and 2014, the Company made Pension Plan cash contributions of $1.0 million and $0.8 million, respectively. For the six months ended June 30, 2015 and 2014, the Company made Pension Plan cash contributions of $1.0 million and $1.3 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $2.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2015 and 2014, the Company made Other Benefits Plan cash contributions of $0.8 million and $0.2 million, respectively. For the six months ended June 30, 2015 and 2014, the Company made Other Benefits Plan cash contributions of $0.8 million and $0.4 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $0.9 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2015	2014	2015	2014

Service Cost	$639	$474	$343	$258
Interest Cost	724	671	480	448
Expected Return on Assets	(980)	(884)	(527)	(484)
Amortization of Unrecognized Losses	411	104	565	353
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$794	$365	$429	$143

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2015	2014	2015	2014

Service Cost	$1,279	$947	$686	$516
Interest Cost	1,447	1,341	961	896
Expected Return on Assets	(1,959)	(1,767)	(1,053)	(969)
Amortization of Unrecognized Losses	823	208	1,131	707
Amortization of Unrecognized Prior Service Cost (Credit)	—	1	(864)	(864)
Net Periodic Benefit Cost	$1,590	$730	$861	$286

Note 9 – Income Taxes

The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company will adopt by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes, if any, for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. The Company is currently preparing its 2014 Federal income tax return, which is expected to be filed on or before September 15, 2015, and will include the final determined amount of expenditures deductible under the new regulations. Results from the aforementioned study, which is subject to completion and requires filing with the IRS, preliminarily indicate there may be approximately $19.0 million of refundable taxes previously paid to the IRS. However, it is probable that any net tax benefits that may result from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations will not have a significant impact on the Company’s financial statements or effective tax rate.

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

Recent Developments

Middlesex Base Water Rate Filing - In March 2015, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates by approximately $9.5 million per year.  The request was necessitated by declining consumption in its Commercial and Industrial class customers, increasing costs for active and retired employee benefits, capital infrastructure investments Middlesex has made, or has committed to make, and regulation-driven increases in other operations and maintenance costs.  In July 2015, a Stipulation of Settlement (the Settlement) between Middlesex and the intervening parties was approved in an initial decision by an Administrative Law Judge.  The Settlement recommends a $5.0 million increase in Middlesex’s base water rates.  The Settlement must now be presented for consideration and approval by the NJBPU, which the Company expects will occur in the third quarter of 2015.  We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the Settlement.  NJPBU approval of a base water rate increase would concurrently reset Middlesex’s Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC has been in effect since May 12, 2015, and has generated less than $0.1 million of revenues to date.

Tidewater DSIC - Effective July 1, 2015, Tidewater’s Delaware Public Service Commission-approved DSIC was increased from 0.31% to 0.37%. Total annual revenues under the Tidewater DSIC are expected to amount to approximately $0.1 million.

Income Taxes - The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company will adopt by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes, if any, for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. The Company is currently preparing its 2014 Federal income tax return, which is expected to be filed on or before September 15, 2015, and will include the final determined amount of expenditures deductible under the new regulations. Results from the aforementioned study, which is subject to completion and requires filing with the IRS, preliminarily indicate there may be approximately $19.0 million of refundable taxes previously paid to the IRS. However, it is probable that any net tax benefits that may result from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations will not have a significant impact on the Company’s financial statements or effective tax rate.

Outlook

Revenues in 2015 are expected to be favorably impacted by the following:

•	The full year effect of Middlesex’s and Tidewater’s base water rate increases, which became effective in July 2014 and August 2014, respectively, TESI’s Plantations system base wastewater rate increase effective in October 2014 and Tidewater’s Dover Air Force Base contract, which Tidewater began serving in October 2014 (see Note 2 – Rate and Regulatory Matters in Middlesex’s 2014 Annual Report on Form 10-K for further discussion on these matters);
15

Index
•	If approved, either in full or partially, a Middlesex base water rate increase (see “Recent Developments-Middlesex Base Water Rate Filing” above); and
•	The 2015 Tidewater DSIC and Middlesex DSIC (see “Recent Developments” above regarding Tidewater’s and Middlesex’s DSIC);

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

Our strategy for profitable growth is focused on four key areas:

•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;

•	Operate municipal and industrial water and wastewater systems under contract;

•	Invest in renewable energy projects that are complementary to the provision of water and wastewater services, and to our core water and wastewater competencies; and

•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

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

Results of Operations – Three Months Ended June 30, 2015

	(In Thousands)
	Three Months Ended June 30,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$27,952	$3,714	$31,666	$25,656	$3,534	$29,190
Operations and maintenance expenses	13,208	3,021	16,229	11,771	2,792	14,563
Depreciation expense	2,938	44	2,982	2,790	47	2,837
Other taxes	3,134	86	3,220	2,951	92	3,043
Operating income	8,672	563	9,235	8,144	603	8,747

Other income, net	133	(5)	128	51	(5)	46
Interest expense	1,474	22	1,496	1,493	22	1,515
Income taxes	2,522	256	2,778	2,286	264	2,550
Net income	$4,809	$280	$5,089	$4,416	$312	$4,728

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2015 increased $2.5 million from the same period in 2014. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.3 million, primarily due to a NJBPU-approved rate increase implemented in July 2014 ($1.2 million) and increased customer demand, primarily amongst Middlesex’s wholesale contract customers ($0.1 million);
•	Tidewater System revenues increased $0.9 million due to higher customer demand offset by decreased final rates implemented in August 2014 as compared to interim rates implemented in February 2014; and
•	USA-PA’s revenues increased $0.3 million, primarily from scheduled fixed fees increases under our contract with the Perth Amboy.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2015 increased $1.7 million from the same period in 2014, primarily related to the following factors:

•	Employee benefit expenses increased $0.7 million due to higher retirement plan costs resulting from a lower discount rate than in the prior year and the adoption of new mortality tables, reflecting longer life expectancies, both used in the calculation of the 2015 net periodic plan costs;
•	Variable production costs increased $0.2 million, primarily due to an increase in the rate the Company pays for residuals removal in our Middlesex System;
•	Increased repair, inspection and preventative maintenance activity, as compared to 2014, resulted in higher costs of $0.1 million in our Middlesex System;
•	USA-PA’s operation and maintenance costs increased $0.3 million, primarily due to higher subcontractor expenditures;
•	USA’s operation and maintenance costs increased $0.1 million, due to expenditures connected with billable supplemental services under USA’s contract to operate the Avalon water utility, sewer utility and storm water system; and
•	Operation and maintenance expenses for all other categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended June 30, 2015 increased $0.1 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2015 rose by $0.2 million from the same period in 2014, primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2015 increased $0.1 million from the same period in 2014, primarily due to higher allowance for funds used during construction, resulting from higher average capital projects in progress.

Interest Charges

Interest charges for the three months ended June 30, 2015 remained consistent with the same period in 2014.

Index

Income Taxes

Income taxes for the three months ended June 30, 2015 increased $0.2 million from the same period in 2014, primarily due to increased pre-tax operating income in 2015 as compared to 2014.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2015 increased $0.4 million as compared with the same period in 2014. Basic and diluted earnings per share were $0.31 and $0.29 for the three months ended June 30, 2015 and 2014, respectively.

Results of Operations – Six Months Ended June 30, 2015

	(In Thousands)
	Six Months Ended June 30,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$52,830	$7,616	$60,446	$49,281	$7,082	$56,363
Operations and maintenance expenses	26,039	6,278	32,317	24,362	5,638	30,000
Depreciation expense	5,843	87	5,930	5,559	93	5,652
Other taxes	6,113	167	6,280	5,813	184	5,997
Operating income	14,835	1,084	15,919	13,547	1,167	14,714

Other income, net	190	(6)	184	110	(6)	104
Interest expense	2,510	44	2,554	2,572	46	2,618
Income taxes	4,330	495	4,825	3,788	515	4,303
Net income	$8,185	$539	$8,724	$7,297	$600	$7,897

Operating Revenues

Operating revenues for the six months ended June 30, 2015 increased $4.1 million from the same period in 2014. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.8 million, primarily due to a NJBPU-approved rate increase implemented in July 2014 ($2.4 million) partially offset by lower customer demand by both General Metered Service customers ($0.2 million) and wholesale contract customers ($0.2 million);
•	Tidewater System revenues increased $1.5 million due to higher customer demand offset by decreased final rates implemented in August 2014 as compared to interim rates implemented in February 2014;
•	USA-PA’s revenues increased $0.5 million, from scheduled fixed fees increases under our contract with the Perth Amboy ($0.6 million) partially offset by lower revenues ($0.1 million) under the same contract for supplemental services;
•	USA’s revenues increased $0.1 million, primarily due to higher supplemental services revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system; and
•	All other revenues increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2015 increased $2.3 million from the same period in 2014, primarily related to the following factors:

•	Employee benefit expenses increased $1.4 million due to higher retirement plan costs resulting from a lower discount rate than in the prior year and the adoption of new mortality tables, reflecting longer life expectancies, both used in the calculation of the 2015 net periodic plan costs;
18

Index
•	Variable production costs increased $0.1 million, primarily due to an increase in the rate the Company pays for residuals removal in our Middlesex System partially offset by lower customer demand in our Middlesex System;
•	Decreased cold weather main break activity, as compared to 2014, resulted in lower labor overtime costs of $0.1 million and lower non-labor costs of $0.1 million in our Middlesex System;
•	USA-PA’s operation and maintenance costs increased $0.6 million, primarily due to higher subcontractor expenditures;
•	USA’s operation and maintenance costs increased $0.2 million, primarily due to expenditures for billable supplemental services under USA’s contract to serve Avalon; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Depreciation

Depreciation expense for the six months ended June 30, 2015 increased $0.3 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2015 increased $0.3 million from the same period in 2014, primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2015 increased $0.1million from the same period in 2014, primarily due to primarily due to higher allowance for funds used during construction, resulting from higher average capital projects in progress.

Interest Charges

Interest charges for the six months ended June 30, 2015 decreased $0.1 million from the same period in 2014, primarily due to lower average interest rates on decreased average total debt outstanding.

Income Taxes

Income taxes for the six months ended June 30, 2015 increased $0.5 million from the same period in 2014, primarily due to increased pre-tax operating income in 2015 as compared to 2014.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2015 increased $0.8 million as compared with the same period in 2014. Basic earnings per share were $0.54 and $0.49 for the six months ended June 30, 2015 and 2014, respectively. Diluted earnings per share were $0.53 and $0.49 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June, 2015, cash flows from operating activities increased $6.4 million to $20.2 million. The increase in cash flows from operating activities primarily resulted from the timing of vendor and income tax payments. The $20.2 million of net cash flow from operations enabled us to fund all utility plant expenditures internally for the period.

Index

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2015 is currently estimated to be $24.2 million. Through June 30, 2015, we have expended $12.6 million and expect to incur approximately $11.6 million for capital projects for the remainder of 2015.

We currently project that we may expend approximately $71.4 million for capital projects in 2016 and 2017. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2015, we plan on utilizing:

•	Internally generated funds.
•	Proceeds from the sale of common stock through the Investment Plan.
•	Remaining funds available ($4.0 million as of June 30, 2015) under Tidewater’s October 2014 loan (see “Long-Term Debt” in Note 3 – Capitalization for further discussion of this loan).
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2015, there remains $42.0 million to draw upon.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, the Company will pay approximately $5.7 million of the current portion of existing long-term debt instruments. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.31*	Registration Statement No. 333-205698, Form S-3, under Securities Act of 1933 filed July 31, 2015, relating to the Middlesex Water Company Investment Plan

10.32	Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 3, 2015

