Form 10-Q
period 2015-09-30
MIDDLESEX WATER CO
filed 2015-11-03
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2015: Common Stock, No Par Value: 16,211,304 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating Revenues	$34,654	$32,669	$95,100	$89,032

Operating Expenses:
Operations and Maintenance	16,772	14,956	49,089	44,957
Depreciation	3,032	2,880	8,962	8,532
Other Taxes	3,390	3,213	9,671	9,210

Total Operating Expenses	23,194	21,049	67,722	62,699

Operating Income	11,460	11,620	27,378	26,333

Other Income (Expense):
Allowance for Funds Used During Construction	113	80	297	213
Other Income (Expense), net	108	5	108	(23)

Total Other Income, net	221	85	405	190

Interest Charges	1,505	1,516	4,058	4,134

Income before Income Taxes	10,176	10,189	23,725	22,389

Income Taxes	3,433	3,431	8,258	7,735

Net Income	6,743	6,758	15,467	14,654

Preferred Stock Dividend Requirements	36	36	108	115

Earnings Applicable to Common Stock	$6,707	$6,722	$15,359	$14,539

Earnings per share of Common Stock:
Basic	$0.41	$0.42	$0.95	$0.91
Diluted	$0.41	$0.42	$0.95	$0.90

Average Number of
Common Shares Outstanding :
Basic	16,202	16,097	16,161	16,030
Diluted	16,358	16,253	16,317	16,211

Cash Dividends Paid per Common Share	$0.1925	$0.1900	$0.5775	$0.5700

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2015	2014
UTILITY PLANT:	Water Production	$140,417	$138,242
	Transmission and Distribution	388,433	378,154
	General	60,461	58,851
	Construction Work in Progress	12,564	8,145
	TOTAL	601,875	583,392
	Less Accumulated Depreciation	124,037	117,986
	UTILITY PLANT - NET	477,838	465,406

CURRENT ASSETS:	Cash and Cash Equivalents	4,651	2,673
	Accounts Receivable, net	12,830	10,012
	Unbilled Revenues	7,991	5,937
	Materials and Supplies (at average cost)	2,681	2,253
	Prepayments	2,736	1,989
	TOTAL CURRENT ASSETS	30,889	22,864

DEFERRED CHARGES	Unamortized Debt Expense	3,391	3,474
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,045	2,211
	Regulatory Assets	65,811	66,216
	Operations Contracts, Developer and Other Receivables	3,241	3,313
	Restricted Cash	439	2,573
	Non-utility Assets - Net	9,236	9,197
	Federal Income Tax Receivable	9,756	—
	Other	433	518
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	94,352	87,502
	TOTAL ASSETS	$603,079	$575,772

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$150,251	$148,668
	Retained Earnings	54,628	48,623
	TOTAL COMMON EQUITY	204,879	197,291
	Preferred Stock	2,436	2,436
	Long-term Debt	135,240	136,039
	TOTAL CAPITALIZATION	342,555	335,766

CURRENT	Current Portion of Long-term Debt	5,725	5,910
LIABILITIES:	Notes Payable	18,000	19,000
	Accounts Payable	8,609	6,354
	Accrued Taxes	11,337	8,948
	Accrued Interest	411	1,134
	Unearned Revenues and Advanced Service Fees	872	839
	Other	1,946	1,687
	TOTAL CURRENT LIABILITIES	46,900	43,872

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,921	21,978
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	851	910
	Accumulated Deferred Income Taxes	64,103	47,306
	Employee Benefit Plans	43,647	45,135
	Regulatory Liability - Cost of Utility Plant Removal	10,772	10,273
	Other	1,638	1,277
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	141,932	126,879

CONTRIBUTIONS IN AID OF CONSTRUCTION		71,692	69,255
	TOTAL CAPITALIZATION AND LIABILITIES	$603,079	$575,772

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,467	$14,654
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,990	9,091
Provision for Deferred Income Taxes and Investment Tax Credits	17,631	2,107
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(179)	(138)
Cash Surrender Value of Life Insurance	(51)	(81)
Stock Compensation Expense	468	430
Changes in Assets and Liabilities:
Accounts Receivable	(2,746)	687
Unbilled Revenues	(2,054)	(1,775)
Materials & Supplies	(428)	(154)
Prepayments	(747)	(1,253)
Accounts Payable	2,255	867
Accrued Taxes	2,389	2,431
Accrued Interest	(723)	(720)
Employee Benefit Plans	(3,122)	(2,720)
Unearned Revenue and Advanced Service Fees	33	15
Federal Income Tax Receivable	(9,756)	—
Other Assets and Liabilities	725	(1,002)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,152	22,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $118 in 2015, $75 in 2014	(19,297)	(15,783)
Restricted Cash	1,391	(965)
Distribution From Joint Venture	—	782

NET CASH USED IN INVESTING ACTIVITIES	(17,906)	(15,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(5,358)	(4,678)
Proceeds from Issuance of Long-term Debt	5,000	4,398
Net Short-term Bank Borrowings	(1,000)	2,050
Deferred Debt Issuance Expense	(66)	(69)
Common Stock Issuance Expense	(22)	—
Restricted Cash	744	—
Proceeds from Issuance of Common Stock	1,115	1,120
Payment of Common Dividends	(9,331)	(9,130)
Payment of Preferred Dividends	(108)	(115)
Construction Advances and Contributions-Net	(242)	169

NET CASH USED IN FINANCING ACTIVITIES	(9,268)	(6,255)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,978	218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,673	4,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,651	$5,052

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,622	$1,797
Long-term Debt Deobligation	$466	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,897	$4,971
Interest Capitalized	$118	$75
Income Taxes	$1,136	$3,775

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		September 30,	December 31,
		2015	2014
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2015 - 16,210	$150,251	$148,668
	2014 - 16,124

	Retained Earnings	54,628	48,623
	TOTAL COMMON EQUITY	$204,879	$197,291

	Cumulative Preferred Stock, No Par Value:
Shares Authorized -	126
Shares Outstanding -	24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,680	$1,825
	6.25%, Amortizing Secured Note, due May 19, 2028	5,320	5,635
	6.44%, Amortizing Secured Note, due August 25, 2030	4,177	4,387
	6.46%, Amortizing Secured Note, due September 19, 2031	4,457	4,667
	4.22%, State Revolving Trust Note, due December 31, 2022	399	421
	3.60%, State Revolving Trust Note, due May 1, 2025	2,366	2,463
	3.30% State Revolving Trust Note, due March 1, 2026	469	506
	3.49%, State Revolving Trust Note, due January 25, 2027	501	536
	4.03%, State Revolving Trust Note, due December 1, 2026	674	697
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	254	299
	0.00%, State Revolving Fund Bond, due August 1, 2021	203	241
	3.64%, State Revolving Trust Note, due July 1, 2028	304	313
	3.64%, State Revolving Trust Note, due January 1, 2028	101	104
	3.45%, State Revolving Trust Note, due August 1, 2031	1,066	1,115
	6.59%, Amortizing Secured Note, due April 20, 2029	4,738	4,999
	7.05%, Amortizing Secured Note, due January 20, 2030	3,583	3,771
	5.69%, Amortizing Secured Note, due January 20, 2030	7,350	7,735
	4.46%, Amortizing Secured Note, due April 20, 2040	12,817	8,000
	3.75%, State Revolving Trust Note, due July 1, 2031	2,357	2,411
	3.75%, State Revolving Trust Note, due November 30, 2030	1,246	1,276
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	162	215
	4.25% to 4.63%, Series Y, due September 1, 2018	185	245
	0.00%, Series Z, due September 1, 2019	446	559
	5.25% to 5.75%, Series AA, due September 1, 2019	565	700
	0.00%, Series BB, due September 1, 2021	723	845
	4.00% to 5.00%, Series CC, due September 1, 2021	895	1,025
	0.00%, Series EE, due August 1, 2023	3,132	3,550
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	4,900
	0.00%, Series GG, due August 1, 2026	993	1,083
	4.00% to 5.00%, Series HH, due August 1, 2026	1,300	1,390
	0.00%, Series II, due August 1, 2024	789	881
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,010	1,090
	0.00%, Series KK, due August 1, 2028	1,167	1,255
	5.00% to 5.50%, Series LL, due August 1, 2028	1,365	1,435
	0.00%, Series MM, due August 1, 2030	1,437	1,537
	3.00% to 4.375%, Series NN, due August 1, 2030	1,675	1,755
	0.00%, Series OO, due August 1, 2031	2,408	2,559
	2.00% to 5.00%, Series PP, due August 1, 2031	815	850
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,559	2,709
	3.00% to 3.25%, Series UU, due August 1, 2032	935	975
	0.00%, Series VV, due August 1, 2033	2,577	2,720
	3.00% to 5.00%, Series WW, due August 1, 2033	900	935
	SUBTOTAL LONG-TERM DEBT	139,205	140,029
	Add: Premium on Issuance of Long-term Debt	1,760	1,920
	Less: Current Portion of Long-term Debt	(5,725)	(5,910)
	TOTAL LONG-TERM DEBT	$135,240	$136,039

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

The consolidated notes within the 2014 Annual Report on Form 10-K (the 2014 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2015, the results of operations for the three month and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2014, has been derived from the Company’s audited financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

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

Note 2 – Rate and Regulatory Matters

Middlesex - In August 2015, Middlesex’s Petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The base water rate increase request of $9.5 million, filed in March 2015, was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments and regulation-driven increases in other operations and maintenance costs. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015. Concurrent with the increase Middlesex was required to reset its Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC had been in effect since May 2015, and had generated less than $0.1 million of revenues.

Index

Tidewater - Effective July 1, 2015, Tidewater’s Delaware Public Service Commission-approved DSIC was increased from 0.31% to 0.37%. Total annual revenues under the Tidewater DSIC are expected to amount to approximately $0.1 million.

Pinelands – In October 2015, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.3 million and $0.2 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected until the third quarter of 2016.

Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2015 and 2014, there were 48,414 common shares (approximately $1.1 million) and 54,627 common shares (approximately $1.1 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company filed a registration statement with the United States Securities and Exchange Commission registering an additional 700,000 common shares for potential issuance under the Investment Plan.

Long-term Debt

In 2014, the NJBPU approved Middlesex’s request to borrow up to $5.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program. This loan was intended to fund the current year RENEW Program, which is our ongoing initiative to clean and cement all unlined mains in the Middlesex system. Due to administrative changes in the New Jersey SRF loan program, participants are now required to complete construction of the qualifying project prior to closing on a long-term loan or, in the alternative, enter into a construction loan agreement with the NJEIT until the project is complete. At that time, the construction loan can be rolled into the next NJEIT long-term loan. Middlesex is currently reviewing the impact of these new requirements. These changes, along with an assessment of the condition of the mains subject to rehabilitation under the current year RENEW Program, will delay the project until 2016. During the fourth quarter of 2015, Middlesex expects to file an update to its petition with the NJPBU seeking approval to modify the previous granted financing timetable to accommodate the New Jersey SRF loan program changes.

In the second quarter of 2015, the NJEIT de-obligated future principal payments of $0.5 million on Series FF SRF long-term debt.

In 2014, Tidewater completed a $15.0 million debt transaction. Through September 30, 2015, Tidewater has drawn down $13.0 million, including $5.0 million for the nine months ended September 30, 2015. $11.0 million of the loan is at a fixed interest rate of 4.46% and $2.0 million is at a market-based variable interest rate. The proceeds were used to pay down short-term debt and for other general corporate purposes. In October 2015, Tidewater drew down the remaining $2.0 million at a market-based variable interest rate. Those funds are expected to be used for general corporate purposes. The interest rates on loans that are variable can be fixed at Tidewater’s discretion. The final maturity date of all borrowings under this loan agreement is April 2040.

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

Index

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$85,143	$87,054	$88,628	$90,115
SRF Bonds	$457	$459	$540	$542

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $53.6 million at September 30, 2015 and $50.8 million at December 31, 2014. Customer advances for construction have carrying amounts of $20.9 million and $22.0 million at September 30, 2015 and December 31, 2014, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2015		2014
Basic:	Income	Shares	Income	Shares
Net Income	$6,743	16,202	$6,758	16,097
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$6,707	16,202	$6,722	16,097

Basic EPS	$0.41		$0.42

Diluted:
Earnings Applicable to Common Stock	$6,707	16,202	$6,722	16,097
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$6,730	16,358	$6,745	16,253

Diluted EPS	$0.41		$0.42

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2015		2014
Basic:	Income	Shares	Income	Shares
Net Income	$15,467	16,161	$14,654	16,030
Preferred Dividend	(108)		(115)
Earnings Applicable to Common Stock	$15,359	16,161	$14,539	16,030

Basic EPS	$0.95		$0.91

Diluted:
Earnings Applicable to Common Stock	$15,359	16,161	$14,539	16,030
$7.00 Series Preferred Dividend	50	115	57	140
$8.00 Series Preferred Dividend	18	41	18	41
Adjusted Earnings Applicable to Common Stock	$15,427	16,317	$14,614	16,211

Diluted EPS	$0.95		$0.90

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2015	2014	2015	2014
Revenues:
Regulated	$31,120	$29,346	$83,998	$78,719
Non – Regulated	3,650	3,492	11,445	10,752
Inter-segment Elimination	(116)	(169)	(343)	(439)
Consolidated Revenues	$34,654	$32,669	$95,100	$89,032

Operating Income:
Regulated	$10,938	$11,039	$25,774	$24,585
Non – Regulated	522	581	1,604	1,748
Consolidated Operating Income	$11,460	$11,620	$27,378	$26,333

Net Income:
Regulated	$6,466	$6,458	$14,653	$13,753
Non – Regulated	277	300	814	901
Consolidated Net Income	$6,743	$6,758	$15,467	$14,654

Capital Expenditures:
Regulated	$6,613	$7,211	$19,232	$15,685
Non – Regulated	38	67	65	98
Total Capital Expenditures	$6,651	$7,278	$19,297	$15,783

	As of	As of
	September 30,	December 31,
	2015	2014
Assets:
Regulated	$600,452	$574,854
Non – Regulated	6,991	7,252
Inter-segment Elimination	(4,364)	(6,334)
Consolidated Assets	$603,079	$575,772

Note 6 – Short-term Borrowings

As of September 30, 2015, the Company has established lines of credit aggregating $60.0 million. At September 30, 2015, the outstanding borrowings under these credit lines were $18.0 million at a weighted average interest rate of 1.20%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average Daily Amounts Outstanding	$17,304	$28,832	$16,992	$27,906
Weighted Average Interest Rates	1.19%	1.44%	1.18%	1.44%

Index

The maturity dates for the $18.0 million outstanding as of September 30, 2015 are all in October 2015 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Treated	$775	$764	$2,271	$2,344
Untreated	674	642	1,869	1,763
Total Costs	$1,449	$1,406	$4,140	$4,107

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

Guarantees - In September 2013, Middlesex entered into an agreement with the County of Monmouth, New Jersey (Monmouth County) to serve as guarantor of the performance of Applied Water Management, Inc. (AWM) to design, construct and operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor acceptable to Monmouth County is identified. Construction of the facility, which is being financed by Monmouth County, is substantially complete and the facility is currently in the testing phase. Middlesex also entered into agreements with AWM and Natural Systems Utilities, Inc. (NSU), the parent company of AWM. Under these agreements, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, Middlesex provides operational support to the project, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Index

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the construction and operational commitments of AWM. As of September 30, 2015 and December 31, 2014, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.2 million and $0.3 million, respectively.

Construction

The Company has budgeted approximately $22.4 million for its construction program in 2015. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended September 30, 2015 and 2014, the Company made Pension Plan cash contributions of $1.0 million and $1.3 million, respectively. For the nine months September 30, 2015 and 2014, the Company made Pension Plan cash contributions of $2.0 million and $2.5 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $1.3 million over the remainder of the current calendar year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2015, the Company did not make any Other Benefits Plan cash contributions. For the three months ended September 30, 2014, the Company made Other Benefits Plan cash contributions of $0.5 million. For the nine months ended September 30, 2015 and 2014, the Company made Other Benefits Plan cash contributions of $0.8 million and $0.9 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $0.3 million over the remainder of the current calendar year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2015	2014	2015	2014

Service Cost	$639	$473	$343	$258
Interest Cost	724	670	480	448
Expected Return on Assets	(980)	(883)	(527)	(484)
Amortization of Unrecognized Losses	411	104	565	353
Amortization of Unrecognized Prior Service Cost (Credit)	—	1	(432)	(432)
Net Periodic Benefit Cost	$794	$365	$429	$143

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2015	2014	2015	2014

Service Cost	$1,918	$1,420	$1,029	$774
Interest Cost	2,171	2,011	1,441	1,344
Expected Return on Assets	(2,939)	(2,650)	(1,580)	(1,453)
Amortization of Unrecognized Losses	1,234	312	1,696	1,060
Amortization of Unrecognized Prior Service Cost (Credit)	—	2	(1,296)	(1,296)
Net Periodic Benefit Cost	$2,384	$1,095	$1,290	$429

Note 9 – Income Taxes

The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company adopted by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Included in its 2014 Federal income tax return, filed in September 2015, the Company submitted support which results in a net reduction of $17.6 million in taxes due to the federal government. While the Company believes that the deduction for qualifying tangible property repair costs included in its tax return is proper, it could be challenged under an examination by the IRS. Therefore, the Company has recorded a provision of $2.3 million against refundable taxes. The Company believes that the net operating loss carry-forward resulting from adoption of the regulations (approximately $7.8 million) is more likely than not to be recovered.

Index

It is probable that any net tax benefits that resulted from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations did not and will not have a significant impact on the Company’s financial statements or effective tax rate. Adoption of these new regulations resulted in a $10.3 million receivable for federal income taxes ($0.5 million of which is current), a $1.5 million increase in regulatory assets for additional expenses incurred expected to be recovered from customers in the future, a $5.0 million decrease in accrued taxes for the amount of refund applied against future tax payments and a $16.8 million increase in accumulated deferred income taxes.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	the effects of general economic conditions;
-	increases in competition in the markets served by the Company;
-	the ability of the Company to control operating expenses and to achieve efficiencies in its operations;
-	the availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or additional water quality standards;
-	weather variations and other natural phenomena;
-	acts of war or terrorism;
-	significant changes in the pace of housing development;
-	the availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.

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

In conjunction with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy) under contract.

USA offers residential customers in New Jersey and Delaware water service line and sewer lateral maintenance programs (LineCare). USA entered into a marketing agreement, expiring in 2021, with HomeServe USA (HomeServe), a leading provider of home maintenance service programs to service, develop and grow USA’s LineCare customer base. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under contract. In addition to performing the day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. USA also provides unregulated water and wastewater services under contract with several additional New Jersey municipalities.

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

Recent Developments

Middlesex Base Water Rate Increase - In August 2015, Middlesex’s Petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The base water rate increase request of $9.5 million, filed in March 2015, was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments, and regulation-driven increases in other operations and maintenance costs. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015. Concurrent with the increase, Middlesex was required to reset its Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC had been in effect since May 2015, and had generated less than $0.1 million of revenues.

Tidewater DSIC - Effective July 1, 2015, Tidewater’s Delaware Public Service Commission-approved DSIC was increased from 0.31% to 0.37%. Total annual revenues under the Tidewater DSIC are expected to amount to approximately $0.1 million.

Pinelands – In October 2015, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.3 million and $0.2 million per year, respectively. These requests were necessitated by capital investments both companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. A decision by the NJBPU in either matter is not expected until the third quarter of 2016.

Income Taxes - The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company adopted by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Included in its 2014 Federal income tax return, filed in September 2015, the Company submitted support which results in a net reduction of $17.6 million in taxes due to the federal government. While the Company believes that the deduction for qualifying tangible property repair costs included in its tax return is proper, it could be challenged under an examination by the IRS. Therefore, the Company has recorded a provision against refundable taxes of $2.3 million. The Company believes that the net operating loss carry-forward resulting from adoption of the regulations (approximately $7.8 million) is more likely than not to be recovered.

Index

It is probable that any net tax benefits that resulted from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations did not and will not have a significant impact on the Company’s financial statements or effective tax rate. Adoption of these new regulations resulted in a $10.3 million receivable for federal income taxes ($0.5 million of which is current), a $1.5 million increase in regulatory assets for additional expenses incurred expected to be recovered from customers in the future, a $5.0 million decrease in accrued taxes for the amount of refund applied against future tax payments and a $16.8 million increase in accumulated deferred income taxes.

Outlook

Revenues in the fourth quarter of 2015 are expected to be favorably impacted by Middlesex’s August 2015 base water rate increase and Tidewater’s July 2015 DSIC rate increase (see “Recent Developments” above regarding Middlesex’s and Tidewater’s rate increases).

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue, on an ongoing basis, to implement plans to further generate efficiencies in our operations and further reduce operating costs.

A market-driven lower discount rate, combined with the adoption of a new mortality table that reflects longer life expectancies, has resulted in higher employee retirement benefit plans expense in 2015.

Our strategy for profitable growth is focused on five key areas:

•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;

•	Timely and adequate recovery of prudent investments in utility plant required to maintain appropriate utility services;

•	Operate municipal and industrial water and wastewater systems under contract;

•	Invest in renewable energy projects that are complementary to the provision of water and wastewater services, and to our core water and wastewater competencies; and

•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

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

Index

Results of Operations – Three Months Ended September 30, 2015

	(In Thousands)
	Three Months Ended September 30,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$31,093	$3,561	$34,654	$29,266	$3,403	$32,669
Operations and maintenance expenses	13,856	2,916	16,772	12,261	2,695	14,956
Depreciation expense	2,988	44	3,032	2,835	45	2,880
Other taxes	3,311	79	3,390	3,131	82	3,213
Operating income	10,938	522	11,460	11,039	581	11,620

Other income, net	195	26	221	85	—	85
Interest expense	1,483	22	1,505	1,493	23	1,516
Income taxes	3,184	249	3,433	3,173	258	3,431
Net income	$6,466	$277	$6,743	$6,458	$300	$6,758

Operating Revenues

Operating revenues for the three months ended September 30, 2015 increased $2.0 million from the same period in 2014. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.3 million, primarily due to NJBPU-approved rate increases implemented in July 2014 ($0.3 million) and August 2015 ($0.4 million) and higher customer demand by both General Metered Service (GMS) customers ($0.3 million) and wholesale contract customers ($0.3 million);
•	Tidewater System revenues increased $0.3 million primarily due to higher customer demand and Tidewater’s Dover Air Force Base system acquisition, which Tidewater began serving in October 2014;
•	USA-PA’s revenues increased $0.2 million, primarily from scheduled fixed fees increases under our contract with Perth Amboy; and
•	Revenues for all other categories increased $0.2 million.

Operation and Maintenance Expenses

Operation and maintenance expenses for the three months ended September 30, 2015 increased $1.8 million from the same period in 2014, primarily related to the following factors:

•	Employee benefit expenses increased $1.0 million due to higher employee healthcare insurance costs and higher retirement plan costs resulting from a lower discount rate than in the prior year and the adoption of new mortality tables, reflecting longer life expectancies, both used in the calculation of the 2015 net periodic plan costs;
•	Variable production costs increased $0.4 million due to an increase in the rate the Company pays for residuals removal in our Middlesex System and increased production in our Middlesex and Tidewater systems;
•	USA-PA’s operation and maintenance costs increased $0.2 million, primarily due to higher subcontractor expenditures;
•	USA’s operation and maintenance costs increased $0.1 million, due to expenditures for billable supplemental services under USA’s contract to operate the Avalon water, sewer and storm water systems; and
•	Operation and maintenance expenses for all other categories increased $0.1 million.

Index

Depreciation

Depreciation expense for the three months ended September 30, 2015 increased $0.2 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2015 rose by $0.2 million from the same period in 2014, primarily due to higher revenue-related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2015 increased $0.1 million from the same period in 2014, primarily due to higher allowance for funds used during construction, resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended September 30, 2015 remained consistent with the same period in 2014.

Income Taxes

Income taxes for the three months ended September 30, 2015 remained consistent with the same period in 2014.

Net Income and Earnings Per Share (EPS)

Net income for the three months ended September 30, 2015 was down slightly compared with the same period in 2014. A need for rate relief from our New Jersey regulators in the Middlesex system, combined with a higher number of common shares outstanding, caused basic and diluted EPS to be lower by $0.01 for the three months ended September 30, 2015 (EPS $0.41) when compared to the three months ended September 30, 2014 (EPS $0.42).

Results of Operations – Nine Months Ended September 30, 2015

	(In Thousands)
	Nine Months Ended September 30,
	2015			2014
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$83,923	$11,177	$95,100	$78,547	$10,485	$89,032
Operations and maintenance expenses	39,894	9,195	49,089	36,624	8,333	44,957
Depreciation expense	8,830	132	8,962	8,394	138	8,532
Other taxes	9,425	246	9,671	8,944	266	9,210
Operating income	25,774	1,604	27,378	24,585	1,748	26,333

Other income, net	385	20	405	196	(6)	190
Interest expense	3,992	66	4,058	4,066	68	4,134
Income taxes	7,514	744	8,258	6,962	773	7,735
Net income	$14,653	$814	$15,467	$13,753	$901	$14,654

Index

Operating Revenues

Operating revenues for the nine months ended September 30, 2015 increased $6.1 million from the same period in 2014. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $3.2 million due to NJBPU-approved rate increases implemented in July 2014 ($2.7 million) and August 2015 ($0.4 million) and higher customer demand, primarily by Middlesex’s wholesale contract customers ($0.2 million);
•	Tidewater System revenues increased $1.8 million primarily due to higher customer demand and Tidewater’s Dover Air Force Base system acquisition, which Tidewater began serving in October 2014;
•	USA-PA’s revenues increased $0.7 million, from scheduled fixed fees increases under our contract with Perth Amboy ($0.8 million) partially offset by lower revenues ($0.1 million) under the same contract for supplemental services;
•	TESI’s revenues increased $0.2 million, primarily due to base wastewater rate increases effective in October 2014 and April 2015; and
•	All other revenues increased $0.2 million.

Operation and Maintenance Expenses

Operation and maintenance expenses for the nine months ended September 30, 2015 increased $4.1 million from the same period in 2014, primarily related to the following factors:

•	Employee benefit expenses increased $2.4 million due to higher employee healthcare insurance costs and higher retirement plan costs resulting from a lower discount rate than in the prior year and the adoption of new mortality tables, reflecting longer life expectancies, both used in the calculation of the 2015 net periodic plan costs;
•	Variable production costs increased $0.6 million, primarily due to an increase in the rate the Company pays for residuals removal in our Middlesex System and increased production in our Middlesex and Tidewater systems;
•	USA-PA’s operation and maintenance costs increased $0.7 million, primarily due to higher subcontractor expenditures; and
•	USA’s operation and maintenance costs increased $0.4 million, primarily due to expenditures for billable supplemental services under USA’s contract to operate the Avalon water, sewer and storm water systems.

Depreciation

Depreciation expense for the nine months ended September 30, 2015 increased $0.4 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2015 increased $0.5 million from the same period in 2014, primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the nine months ended September 30, 2015 increased $0.2 million from the same period in 2014, primarily due to higher allowance for funds used during construction, resulting from a higher level of capital projects in progress, and lower business development costs at our TESI subsidiary.

Interest Charges

Interest charges for the nine months ended September 30, 2015 decreased $0.1 million from the same period in 2014, primarily due to lower average interest rates on decreased average total debt outstanding.

Index

Income Taxes

Income taxes for the nine months ended September 30, 2015 increased $0.5 million from the same period in 2014, primarily due to increased pre-tax operating income in 2015 as compared to 2014.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2015 increased $0.8 million as compared with the same period in 2014. Basic earnings per share were $0.95 and $0.91 for the nine months ended September 30, 2015 and 2014, respectively. Diluted earnings per share were $0.95 and $0.90 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2015, cash flows from operating activities increased $6.7 million to $29.2 million. The increase in cash flows from operating activities primarily resulted from the timing of vendor payments, lower income tax payments and higher net income. The $29.2 million of net cash flow from operations enabled us to fund all utility plant expenditures internally for the period.

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

The capital investment program for 2015 is currently estimated to be $22.4 million. Through September 30, 2015, we have expended $19.3 million and expect to incur approximately $3.1 million for capital projects for the remainder of 2015.

We currently project that we may expend approximately $74.5 million for capital projects in 2016 and 2017. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2015, we plan on utilizing:

•	Internally generated funds.
•	Proceeds from the sale of common stock through the Investment Plan.
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of September 30, 2015, there remains $42.0 million to draw upon.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.33	Uncommitted Line of Credit Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 3, 2015