Form 10-K
period 2015-12-31
MIDDLESEX WATER CO
filed 2016-03-04
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015 was $364,603,131 based on the closing market price of $22.56 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 29, 2016:

Common Stock, No par Value 16,229,682 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2016, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2015 fiscal year, is incorporated by reference into Part III.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the company’s control;
-	availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and, or privatizations;
-	acts of war or terrorism;
-	changes in the pace of housing development;
-	availability and cost of capital resources; and
-	other factors discussed elsewhere in this annual report.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The Middlesex System produced approximately 59% of our 2015 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2015 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 42,000 retail customers for residential, commercial and fire protection purposes in over 375 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates over 40 water and wastewater systems under contracts that serve approximately 4,000 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 27% of our 2015 consolidated operating revenues.

Index

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,500 homes and businesses, most of which are served by both the water and wastewater systems. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 9% of our 2015 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2015 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2015 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,100 Avalon homes and businesses, most of which are served by both the water and wastewater systems. In addition to performing day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

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

USA produced approximately 2% of our 2015 consolidated operating revenues.

TESI System

TESI provides wastewater services to approximately 3,400 residential retail customers in Kent and Sussex Counties, Delaware. TESI produced approximately 2% of our 2015 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2015 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2015	2014	2013

Operating Revenues	$126,025	$117,139	$114,846

Operating Income	$35,840	$34,392	$30,970

Net Income	$20,028	$18,445	$16,633

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2015	2014	2013

Residential	48.5%	48.4%	46.6%
Commercial	10.4	10.0	9.9
Industrial	6.5	6.7	7.6
Fire Protection	8.9	9.3	9.3
Contract Sales	11.2	11.3	12.4
Contract Operations	11.5	11.5	12.0
Other	3.0	2.8	2.2
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 14.4 billion gallons in 2015, obtains water from surface sources and wells, or groundwater sources. In 2015, surface sources of water provided approximately 72% of the Middlesex System’s water supply, groundwater sources provided approximately 21% from 31 wells and the balance was purchased from a non-affiliated water utility. Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). Middlesex is under a contract with the NJWSA, which expires November 30, 2023, and provides for average purchases of 27.0 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to and treated at the Middlesex Carl J. Olsen (CJO) Water Treatment Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2021, provides for minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Index

Tidewater System

Our Tidewater System produced approximately 2.1 billion gallons in 2015 from 163 wells. Tidewater will submit applications to Delaware regulatory authorities for the approval of additional wells as growth, demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract with the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the 375 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected forming several regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 151.9 million gallons in 2015. The pumping capacity of the four wells is 2.2 mgd.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 102.0 million gallons in 2015.

Bayview System

Water supply to Bayview customers is derived from two wells, which produced approximately 7.3 million gallons in 2015.

TESI System

The TESI System is comprised of eight wastewater treatment systems in Kent and Sussex Counties, Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 107.1 million gallons in 2015.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 19.8 million gallons in 2015.

Employees

As of December 31, 2015, we had a total of 293 employees. No employees are represented by a union. We believe our employee relations are positive. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract water supply and wastewater services and operations and maintenance services that are not under the jurisdiction of a state public utility commission is subject to competition from other public utilities, municipalities and other entities. Although Tidewater and TESI have been granted exclusive franchises for each of their existing community water and wastewater systems, their ability to expand service areas can be affected by the Delaware Public Service Commission awarding franchises to other regulated water and wastewater utilities with whom we compete for such franchises and for projects.

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

Our USA, USA-PA and White Marsh subsidiaries are not regulated public utilities. However, they are subject to environmental regulation with respect to water quality and wastewater effluent quality to the extent such services are provided.

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

In determining our regulated utility rates, the respective Utility Commissions consider the revenue, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the respective Utility Commissions do not guarantee particular rates of return to us for our New Jersey, Delaware and Pennsylvania operations. Thus, we may not achieve the rates of return permitted by the Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In August 2015, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The base water rate increase request of $9.5 million, filed in March 2015, was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments and regulation-driven increases in other operations and maintenance costs. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015, which was significantly earlier than under standard procedural schedules. Concurrent with the increase Middlesex was required to reset its Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC had been in effect since May 2015, and had generated less than $0.1 million of revenues.

Index

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates were designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

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

Effective January 1, 2016, Tidewater increased its DEPSC-approved DSIC rate, which is expected to generate additional revenues of approximately $0.2 million annually.

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

Pinelands Rate Matters

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

In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which was approximately 50% of the approved increase, was phased-in over one year.

Index

Southern Shores Rate Matters

Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes Rate Matters

In November 2015, Twin Lakes filed a Petition with the PAPUC seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the requests. A decision by the PAPUC is not expected until the third quarter of 2016.

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

Treatment of well water in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal and granular activated carbon filtration for organics removal. Chloramination is used for final disinfection at Southern Shores.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	57	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	57	Vice President, Treasurer and Chief Financial Officer
Richard M. Risoldi	59	Vice President-Operations and Chief Operating Officer
Jay L. Kooper	43	Vice President-General Counsel and Secretary
Bernadette M. Sohler	55	Vice President-Corporate Affairs
Lorrie B. Ginegaw	40	Vice President–Human Resources
Gerard L. Esposito	64	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President and was named President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit Boards including the New Jersey Utilities Association, the Water Research Foundation and the National Association of Water Companies.

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

Jay L. Kooper – Mr. Kooper joined the Company in March 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  He is a member of the New Jersey State Bar Association and currently serves as Secretary of its Public Utility Law Section.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994, was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several

Index

non-profit Boards, is the Chair of the New Jersey Utilities Association’s Communications Committee and is a member of the American Water Works Association.

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

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $160 million for capital projects through 2018. We must obtain approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

There have been an increasing number of cyber security incidents on companies around the world, which have caused operational failures or compromised sensitive corporate data.  Although we do not believe our systems are at a materially greater risk of cyber incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other management functions. Possible impacts associated with a cyber-incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

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

We serve as guarantor of performance of an unaffiliated company that operates a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey.

Middlesex entered into agreements, expiring in 2028, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, the parent company of AWM, and the County of Monmouth, New Jersey (Monmouth County) for the operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreement, AWM operates the landfill leachate pretreatment facility owned by Monmouth County. Middlesex is serving the role of guarantor of AWM's performance under the agreement (the Guaranty), for which Middlesex earns a fee, in addition to providing operational support if necessary. If asked to perform under the Guaranty, Middlesex could be required to fulfill the remaining operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations.

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

Utility Plant

The water utility plant in our systems consists of source of supply, pumping, water treatment, transmission and distribution, general facilities and all appurtenances, including all connecting pipes.

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

The transmission and distribution system is comprised of 741 miles of mains and includes 23,200 feet of 48-inch concrete transmission main connecting the CJO Water Treatment Plant to our distribution pipe network and related storage facilities. Also included is a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with the East Brunswick system to transport water to several of our contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Water Treatment Plant, 5 million gallon and 2 million gallon reservoirs in Edison (Grandview) and a 2 million gallon reservoir at the Park Avenue Well Field.

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

Tidewater System

The Tidewater System is comprised of 85 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 745 miles of transmission and distribution mains. Storage facilities include 47 tanks, with an aggregate capacity of 8.3 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of one building totaling approximately 5,300 square feet.

Index

Pinelands Water System

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2015, there were 1,754 holders of record.

2015	High	Low	Dividend

Fourth Quarter	$28.02	$23.40	$0.1988
Third Quarter	$24.98	$22.12	$0.1925
Second Quarter	$23.85	$21.24	$0.1925
First Quarter	$23.48	$21.57	$0.1925

2014	High	Low	Dividend

Fourth Quarter	$23.68	$19.50	$0.1925
Third Quarter	$21.76	$19.60	$0.1900
Second Quarter	$22.01	$19.78	$0.1900
First Quarter	$22.09	$19.06	$0.1900

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

The Company periodically issues shares of common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the United States Securities and Exchange Commission, increasing the number of NJBPU-authorized shares to 3.0 million. The Company raised approximately $1.5 million through the issuance of 0.1 million shares under the Investment Plan during 2015.

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

The Company has a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2015, 4,795 shares of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 72,120 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2010. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2010	2011	2012	2013	2014	2015
Middlesex Water Company	100.00	101.69	106.59	114.11	125.67	144.63
Dow Jones Wilshire 5000 Stock Index	100.00	99.03	112.49	146.74	162.25	159.89
Peer Group	100.00	97.79	110.16	129.80	146.81	152.79

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2015	2014	2013	2012	2011
Operating Revenues	$126,025	$117,139	$114,846	$110,379	$102,069
Operating Expenses:
Operations and Maintenance	65,167	59,129	60,748	60,458	56,634
Depreciation	12,051	11,444	10,988	10,409	9,746
Other Taxes	12,967	12,174	12,140	11,865	11,488
Total Operating Expenses	90,185	82,747	83,876	82,732	77,868
Operating Income	35,840	34,392	30,970	27,647	24,201
Other Income (Expense), Net	293	(403)	91	857	2,149
Interest Charges	5,554	5,607	5,807	6,725	6,376
Income Taxes	10,551	9,937	8,621	7,383	6,527
Net Income	20,028	18,445	16,633	14,396	13,447
Preferred Stock Dividend	144	151	190	206	206
Earnings Applicable to Common Stock	$19,884	$18,294	$16,443	$14,190	$13,241
Earnings per Share:
Basic	$1.23	$1.14	$1.04	$0.90	$0.85
Diluted	$1.22	$1.13	$1.03	$0.90	$0.84
Average Shares Outstanding:
Basic	16,175	16,052	15,868	15,733	15,615
Diluted	16,331	16,226	16,110	15,995	15,877
Dividends Declared and Paid	$0.776	$0.763	$0.753	$0.743	$0.733
Total Assets	$584,722	$575,772	$530,341	$561,726	$537,536
Convertible Preferred Stock	$1,356	$1,356	$1,806	$2,273	$2,273
Long-term Debt	$136,247	$136,039	$129,798	$131,467	$132,167

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Index

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. We also have an investment in a joint venture, Ridgewood Green RME, LLC, that operates facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 42,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,400 residential retail customers in Kent and Sussex Counties, Delaware.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

Middlesex Base Water Rate Increase - In the third quarter of 2015, Middlesex implemented a base water rate increase of $5.0 million. The base water rate increase was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments, and regulation-driven increases in other operations and maintenance costs. See “Rates” below for further discussion of this base water rate increase.

Pinelands and Twin Lakes Rate Increase Requests – In the fourth quarter of 2015, Pinelands Water, Pinelands Wastewater and Twin Lakes filed base rate increase requests with their respective utility commissions, seeking permission to increase base rates by approximately $0.3 million, $0.2 million and $0.2 million per year, respectively. See “Rates” below for further discussion of these base rate increase requests.

Income Taxes - The Internal Revenue Service (IRS) has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company adopted by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Included in its 2014 Federal income tax return, filed in September 2015, the Company submitted support which results in a net reduction of $17.6 million in taxes due to the federal government. While the Company believes that the deduction for qualifying tangible property repair costs included in its tax return is proper, it could be challenged under an examination by the IRS. Therefore, the Company has recorded a provision against refundable taxes of $2.3 million. The Company believes that the net operating loss carry-forward, expiring in 2034, resulting from adoption of the regulations (approximately $7.8 million) is more likely than not to be recovered.

Index

It is probable that any net tax benefits that resulted from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations did not and will not have a significant impact on the Company’s financial statements or effective tax rate. Adoption of these new regulations resulted in a $10.3 million federal income tax refund request, a $1.5 million increase in regulatory assets for additional expenses incurred expected to be recovered from customers in the future, a $5.0 million decrease in accrued taxes for the amount of refund applied against future tax payments and a $16.8 million increase in accumulated deferred income taxes.

The Company has been notified by the IRS that the Company’s 2014 federal income tax return has been selected for examination.

Strategy for Growth

Our strategy is focused on five key areas:

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

Rates

Middlesex - In August 2015, Middlesex’s Petition to the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The base water rate increase request of $9.5 million, filed in March 2015, was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments and regulation-driven increases in other operations and maintenance costs. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015, which was significantly earlier than under standard procedural schedules. Concurrent with the increase Middlesex was required to reset its Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC had been in effect since May 2015, and had generated less than $0.1 million of revenues.

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port

Index

Reading, New Jersey facility in February 2013. The new base water rates were designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

Tidewater - The Delaware Public Service Commission (the DEPSC) approved a $0.8 million increase in Tidewater’s annual base water rates, effective August 19, 2014. The originally-filed base water rate increase request of $3.9 million, filed in November 2013 (subsequently revised to $2.5 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Tidewater had made, or committed to make, as well as increased operations and maintenance costs. In connection with the rate increase application, Tidewater implemented a DEPSC approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final required and approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Effective January 1, 2016, Tidewater increased its DEPSC-approved DSIC rate, which is expected to generate additional revenues of approximately $0.2 million annually.

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

Pinelands - In October 2015, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.3 million and $0.2 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected until the third quarter of 2016.

In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which was approximately 50% of the approved increase, was phased-in over one year.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In November 2015, Twin Lakes filed a Petition with the PAPUC seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the requests. A decision by the PAPUC is not expected until the third quarter of 2016.

Outlook

Revenues in 2016 are expected to be favorably impacted by the full year effect of Middlesex’s August 2015 base water rate increase and, if approved, base rate increases for Pinelands Water, Pinelands Wastewater and Twin Lakes. In addition, revenues are expected to be favorably impacted by the increase in the Tidewater DSIC, effective since January 1, 2016. Our 2015 revenues were impacted by favorable weather-related increased customer demand. See “Rates” above for further discussion these matters.

Index

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

A market-driven higher discount rate is expected to result in lower employee benefit plan expense in 2016.  See Note 7 of the Notes to Consolidated Financial Statements for further discussion of Employee Benefit Plans.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations from prior years.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 88% of total revenues for the years ended December 31, 2015, 2014 and 2013 and approximately 94%, 93% and 93% of net income for the years ended December 31, 2015, 2014 and 2013, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2015 as Compared to 2014

	(In Millions)
	Years Ended December 31,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$111.1	$14.9	$126.0	$103.3	$13.8	$117.1
Operations and maintenance expenses	53.0	12.2	65.2	48.2	10.9	59.1
Depreciation expense	11.8	0.2	12.0	11.2	0.2	11.4
Other taxes	12.7	0.3	13.0	11.9	0.3	12.2
Operating income	33.6	2.2	35.8	32.0	2.4	34.4

Other income, net	0.3	—	0.3	(0.3)	(0.1)	(0.4)
Interest expense	5.5	0.1	5.6	5.5	0.1	5.6
Income taxes	9.5	1.0	10.5	8.9	1.0	9.9
Net income	$18.9	$1.1	$20.0	$17.3	$1.2	$18.5

Operating Revenues

Operating revenues for the year ended December 31, 2015 increased $8.9 million from the same period in 2014 due to the following factors:

•	Middlesex System revenues increased $5.6 million due to NJBPU-approved rate increases implemented in July 2014 (approximately $2.2 million) and August 2015 (approximately $1.6 million) and higher weather-driven customer demand (approximately $1.8 million);
•	Tidewater System revenues increased $1.8 million due to higher demand from existing customers and the October 2014 acquisition of the Dover Air Force Base system;

Index
•	USA-PA’s revenues increased $0.8 million from scheduled fixed fees increases under our contract with Perth Amboy ($1.0 million) partially offset by lower revenues ($0.2 million) under the same contract for supplemental services;
•	TESI’s revenues increased $0.3 million due primarily to base wastewater rate increases effective in October 2014 and April 2015;
•	USA’s revenues increased $0.2 million due to a higher amount of billable supplemental services under our contract to operate the Avalon water, wastewater and storm water system (see corresponding expense increase in “Operation and Maintenance Expense” below); and
•	All other revenues increased $0.2 million.

Operation and Maintenance Expenses

Operation and maintenance expenses for the year ended December 31, 2015 increased $6.0 million from the same period in 2014 due to the following factors:

•	Employee benefit expenses increased $3.4 million due to higher employee healthcare insurance costs and higher retirement plan costs resulting from a lower discount rate than in the prior year and the required adoption of new mortality tables, reflecting longer life expectancies. Both factors impacted the calculation of the 2015 net periodic plan costs;
•	Variable production costs increased $0.9 million due to an increase in the rate the Company pays for residuals removal in our Middlesex System and increased production in our Middlesex and Tidewater systems;
•	USA-PA’s operation and maintenance costs increased $0.9 million due mostly to higher subcontractor expenditures (see corresponding increase in “Operating Revenues” above);
•	USA’s operation and maintenance costs increased $0.6 million due to expenditures for billable supplemental services under USA’s contract to operate the Avalon water, sewer and storm water systems (see corresponding revenue increase in “Operating Revenues” above); and
•	All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the year ended December 31, 2015 increased $0.6 million from the same period in 2014 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2015 increased $0.8 million from the same period in 2014 due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2015 increased $0.7 million from the same period in 2014 due higher allowance for funds used during construction, resulting from a higher level of capital projects in progress, and lower business development costs at our TESI subsidiary.

Interest Charges

Interest charges for the year ended December 31, 2015 decreased $0.1 million from the same period in 2014 due to lower average interest rates on decreased average total debt outstanding.

Income Taxes

Income taxes for the year ended December 31, 2015 increased $0.6 million from the same period in 2014 due to increased pre-tax operating income in 2015 as compared to 2014.

Index

Net Income and Earnings Per Share

Net income for the year ended December 31, 2015 increased $1.6 million as compared with the same period in 2014. Basic and diluted earnings per share increased to $1.23 and $1.22, respectively, for the year ended December 31, 2015, as compared to $1.14 and $1.13, respectively, for the year ended December 31, 2014.

Results of Operations for 2014 as Compared to 2013

	(In Millions)
	Years Ended December 31,
	2014			2013
	Regulated	Non Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$103.3	$13.8	$117.1	$100.7	$14.1	$114.8
Operations and maintenance expenses	48.2	10.9	59.1	49.4	11.4	60.8
Depreciation expense	11.2	0.2	11.4	10.8	0.2	11.0
Other taxes	11.9	0.3	12.2	11.8	0.3	12.1
Operating income	32.0	2.4	34.4	28.7	2.2	30.9

Other income (expense), net	(0.3)	(0.1)	(0.4)	0.1	—	0.1
Interest expense	5.5	0.1	5.6	5.7	0.1	5.8
Income taxes	8.9	1.0	9.9	7.6	1.0	8.6
Net income	$17.3	$1.2	$18.5	$15.5	$1.1	$16.6

Operating Revenues

Operating revenues for the year ended December 31, 2014 increased $2.3 million from the same period in 2013 due to the following factors:

•	Middlesex System revenues decreased $0.5 million:
o	Contract Sales to Municipalities decreased by $1.1 million due to the expiration of the Borough of Sayreville, New Jersey (Sayreville) wholesale contract in August 2013 ($1.2 million), mitigated for part of 2014 by the NJBPU-approved rate increase implemented in July 2014 and by higher demand for water from customers (collectively $0.l million); and
o	Revenues from General Metered Service (GMS) customers increased $0.6 million from the same period in 2013 due to the NJBPU-approved rate increase implemented in July 2014 (approximately $1.7 million) partially offset by decreased GMS customer water demand (approximately $0.9 million) as a result of unfavorable weather and Hess Corporation (Hess) ceasing its oil refining operations at its Port Reading, New Jersey facility in February 2013;
•	Tidewater System revenues increased $2.5 million:
o	Higher customer water demand;
o	Increased fees for new customer connections to our water system; and
o	The implementation of a DEPSC-approved interim and final base rate increases (see “Rates-Tidewater” above for further discussion of the Tidewater base water rate increase);
•	TESI’s revenues increased $0.5 million for service to the customers of the acquired Plantations wastewater system, which TESI began serving in October 2013, and the phase-in of TESI’s 2012 base wastewater rate increase; and
•	USA’s revenues decreased $0.4 million due to a lower level of billable supplemental services under our contract to operate the Avalon water utility, sewer utility and storm water system (see corresponding decrease in “Operations and Maintenance Expense” below; and
•	Operating revenues at all other subsidiaries increased $0.2 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2014 decreased $1.6 million due to the following factors:

•	Employee benefit expenses decreased $3.0 million due to lower postretirement employee benefit plan costs resulting from improved performance in 2013 on our investment of retirement plan funds and a higher discount rate used for the actuarially determined 2014 expense;
•	Variable production costs decreased $0.4 million due to lower customer water demand and higher raw water quality in our Middlesex System;
•	Expenditures for billable supplemental services related to USA’s Avalon contract decreased $0.4 million (see corresponding decrease in ”Operating Revenues” above);
•	Severe winter weather in early 2014 resulted in higher water main break costs of $0.5 million in our Middlesex and Pinelands Systems and higher facilities maintenance expenses of $0.1 million;
•	Inspection, storm preparation, maintenance and repair services increased $0.4 million at Middlesex’s production and transmission and distribution facilities;
•	Information technology expenses increased $0.2 million due to higher licensing and service contract fees;
•	Liability insurance expenses increased $0.2 million;
•	Labor costs increased $0.6 million due to higher overtime resulting from severe winter weather in our Middlesex System and higher average labor rates; and
•	Operation and maintenance expenses for all other categories increased $0.2 million.

Depreciation

Depreciation expense for the year ended December 31, 2014 increased $0.5 million from the same period in 2013 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2014 were consistent with the same period in 2013 due to lower revenue related taxes on lower taxable revenues in our Middlesex system offset by higher payroll taxes.

Other Income (Expense), net

Other Income, net for the year ended December 31, 2014 decreased $0.5 million from the same period in 2013 due to business development costs at our TESI subsidiary.

Interest Charges

Interest charges for the year ended December 31, 2014 decreased $0.2 million from the same period in 2013 due to lower average interest rates on long-term debt and lower average long-term debt outstanding.

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

Index

Liquidity and Capital Resources

Cash Flows from Operating Activities

Cash flows from operating activities are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2015, cash flows from operating activities increased $18.6 million to $51.2 million. The increase in cash flows from operating activities resulted from a net refund of previously paid federal income taxes resulting from the Company’s adoption of final IRS regulations pertaining to the deductibility of costs that qualify as repairs on tangible property (approximately $8.8 million), income taxes paid and higher net income (see “Recent Developments” above for further discussion on the Company’s adoption of final IRS regulations pertaining to qualifying repair costs on tangible property). The $51.2 million of net cash flow from operations enabled us to internally fund all utility plant expenditures incurred in 2015.

For the year ended December 31, 2014, cash flows from operating activities decreased $1.2 million to $32.6 million. The decrease in cash flows from operating activities resulted from the timing of vendor and interest payments, partially offset by higher earnings and timing of income tax payments. The $32.6 million of net cash flow from operations enabled us to internally fund all of our utility plant expenditures incurred in 2014.

Increases in certain operating costs impact our liquidity and capital resources. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating costs and capital expenditures and the time we receive appropriate rate relief. There can be no assurances however that our regulated subsidiaries’ respective Utility Commissions will approve base water and/or wastewater rate increase requests in whole or in part or when the decisions will be rendered.

Cash Flows Used in Investing Activities

For the year ended December 31, 2015, cash flows used in investing activities increased $2.5 million to $24.4 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures partially offset by increased restricted cash inflows.

For the year ended December 31, 2014, cash flows used in investing activities increased $0.4 million to $21.8 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows Used in Financing Activities

For the year ended December 31, 2015, cash flows used in financing activities increased $13.1 million to $26.0 million. The increase in cash flows used in financing activities resulted from increased short-term debt refunding and lower net cash inflows from long-term debt, as the Company did not require any additional New Jersey State Revolving Fund (SRF) long-term financing in 2015.

For the year ended December 31, 2014, cash flows used in financing activities increased $2.3 million to $12.9 million. The increase in cash flows used in financing activities resulted from increased short-term debt refunding offset by higher net cash inflows from long-term debt financings, as Tidewater drew down $8.0 million on a completed loan transaction.

For further discussion on the Company’s short-term and long-term debt, see “Sources of Liquidity” below.

Index

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short term and long term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and, when market conditions are favorable, proceeds from sales offerings to the public of our common stock.

The table below summarizes our estimated capital expenditures for the years 2016-2018.

	(Millions)
	2016	2017	2018	2016-2018
Distribution/Network System	$31.7	$30.9	$37.2	$99.8
Production System	8.1	10.4	27.4	45.9
Computer Systems	3.4	0.6	1.0	5.0
Other	4.1	3.5	1.4	9.0
Total Estimated Capital Expenditures	$47.3	$45.4	$67.0	$159.7

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution/Network System-Projects associated with installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program. RENEW is our ongoing initiative to clean and cement-line unlined mains in the Middlesex System. Certain mains may be replaced under the RENEW program, as opposed to cleaned and lined, as asset condition assessments dictate. In connection with our RENEW Program, we expect to spend $12.0 million in 2016 and $10.0 million in both 2017 and 2018.
•	Production System-Projects associated with our water production and water/wastewater treatment plants.
•	Computer Systems-Purchase and/or upgrade of hardware and software.
•	Other-Purchase of vehicles and other transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program in 2016, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the 2016 New Jersey and Delaware SRF programs (up to $14.0 million and $1.2 million, respectively). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2015, there remains $57.0 million of available credit under these lines.

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million throughout 2015. At December 31, 2015, the outstanding borrowings under these credit lines were $3.0 million, at a weighted average interest rate of 1.41%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $15.3 million and $27.4 million at 1.19% and 1.41% for the years ended December 31, 2015 and 2014, respectively.

Index

Long-term Debt. Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. We have qualified to participate in the 2016 New Jersey and Delaware SRF programs (up to $14.0 million and $1.2 million, respectively) with an expected closing date in November 2016 for the New Jersey SRF loan. Tidewater closed on the $1.2 million SRF loan on February 11, 2016.

In 2014, Tidewater completed a $15.0 million debt transaction. Tidewater drew down $8.0 million in 2014 and the remaining $7.0 million in 2015. $11.0 million of the loan is at a fixed interest rate of 4.45% and $4.0 million is at a market-based variable interest rate. The proceeds were used to pay down short-term debt and for other general corporate purposes. The interest rates on the variable portion of the loan can be fixed at Tidewater’s discretion. The final maturity date of all borrowings under this loan agreement is April 2040.

In May 2014, Middlesex borrowed approximately $3.8 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program and issued first mortgage bonds designated as Series VV (approximately $2.8 million) and Series WW (approximately $0.9 million). The interest rate on the Series VV bond is zero and the interest rate on the Series WW bond ranges from 3.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2033. Proceeds were used for the Middlesex 2014 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system.

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

Common Stock. The Company periodically issues shares of common stock in connection with the Investment Plan. The Company raised $1.5 million through the issuance of 0.1 million shares under the Investment Plan during 2015. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the United States Securities and Exchange Commission, increasing the number of NJBPU-authorized shares to 3.0 million.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

Index

The table below presents our known contractual obligations for the periods specified as of December 31, 2015.

	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$140.3	$5.7	$12.4	$12.7	$109.5
Notes Payable	3.0	3.0	—	—	—
Interest on Long-term Debt	98.9	5.7	10.7	9.7	72.8
Purchased Water Contracts	36.9	5.7	11.5	11.4	8.3
Wastewater Operations	16.5	5.4	11.1	—	—
Total	$295.6	$25.5	$45.7	$33.8	$190.6

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2015, the Company contributed $5.0 million to its postretirement benefit plans and expects to contribute approximately $4.8 million in 2016. In addition, the table above does not reflect the provision against refundable taxes of $2.3 million related to the Company’s adoption of IRS tangible property repair cost regulations due to the uncertainty of future cash flows (see Note 3 of the Notes to Consolidated Financial Statements for further discussion).

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

Index

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

The allocation by asset category of retirement benefit plan assets at December 31, 2015 and 2014 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2015	2014	Target	2015	2014	Target
Equity Securities	59.1%	60.7%	55%	50.0%	49.5%	43%
Debt Securities	37.8%	35.8%	38%	47.4%	47.5%	50%
Cash	1.3%	1.2%	2%	2.4%	2.8%	2%
Real Estate/Commodities	1.8%	2.3%	5%	0.2%	0.2%	5%
Total	100.0%	100.0%		100.0%	100.0%

The primary assumptions used for determining future postretirement benefit plans’ obligations and costs are as follows:

•	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to our Pension Plan and Other Benefits Plan’s asset allocation;
•	Compensation Increase - based on management projected future employee compensation increases;
•	Long-Term Rate of Return - determined based on historical returns and our asset allocation for our Pension Plan and Other Benefits Plan assets;

Index
•	Mortality – In 2014, the Company adopted the use of the recently issued Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2015 for the 2015 valuation). Use of the RP 2014 mortality table, which extends the assumed life expectancies of our postretirement benefit plan participants, resulted in significant increases to our postretirement benefit obligations and costs; and
•	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return utilized for determining our postretirement benefit plans’ future obligations as of December 31, 2015 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.26%	4.26%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2015 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2016 with the annual rate of increase declining 1.0% per year for 2017-2019 and 0.5% per year for 2020-2021, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2021.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(10,225)	$(1,164)
Discount Rate 1% Decrease	12,997	1,434

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(7,288)	$(937)
Discount Rate 1% Decrease	9,521	1,200
Healthcare Cost Trend Rate 1% Increase	8,267	1,598
Healthcare Cost Trend Rate 1% Decrease	(6,482)	(1,222)

Recent Accounting Standards

See Note 1(q) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate long-term and short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.7 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate long-term and short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania

March 4, 2016

Index

 MIDDLESEX WATER COMPANY

 CONSOLIDATED STATEMENTS OF INCOME

 (In thousands except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Operating Revenues	$126,025	$117,139	$114,846

Operating Expenses:
Operations and Maintenance	65,167	59,129	60,748
Depreciation	12,051	11,444	10,988
Other Taxes	12,967	12,174	12,140

Total Operating Expenses	90,185	82,747	83,876

Operating Income	35,840	34,392	30,970

Other Income (Expense):
Allowance for Funds Used During Construction	380	317	314
Other Income	208	281	183
Other Expense	(295)	(1,001)	(406)

Total Other Income, net	293	(403)	91

Interest Charges	5,554	5,607	5,807

Income before Income Taxes	30,579	28,382	25,254

Income Taxes	10,551	9,937	8,621

Net Income	20,028	18,445	16,633

Preferred Stock Dividend Requirements	144	151	190

Earnings Applicable to Common Stock	$19,884	$18,294	$16,443

Earnings per share of Common Stock:
Basic	$1.23	$1.14	$1.04
Diluted	$1.22	$1.13	$1.03

Average Number of
Common Shares Outstanding :
Basic	16,175	16,052	15,868
Diluted	16,331	16,226	16,110

Cash Dividends Paid per Common Share	$0.776	$0.763	$0.753

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2015	2014
UTILITY PLANT:	Water Production	$142,794	$138,242
	Transmission and Distribution	398,363	378,154
	General	61,322	58,851
	Construction Work in Progress	5,734	8,145
	TOTAL	608,213	583,392
	Less Accumulated Depreciation	126,343	117,986
	UTILITY PLANT - NET	481,870	465,406

CURRENT ASSETS:	Cash and Cash Equivalents	3,469	2,673
	Accounts Receivable, net	10,060	10,012
	Unbilled Revenues	6,246	5,937
	Materials and Supplies (at average cost)	2,600	2,253
	Prepayments	2,035	1,989
	TOTAL CURRENT ASSETS	24,410	22,864

DEFERRED CHARGES	Unamortized Debt Expense	3,339	3,474
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,199	2,211
	Regulatory Assets	58,552	66,216
	Operations Contracts, Developer and Other Receivables	2,921	3,313
	Restricted Cash	439	2,573
	Non-utility Assets - Net	9,199	9,197
	Federal Income Tax Receivable	1,408	—
	Other	385	518
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	78,442	87,502
	TOTAL ASSETS	$584,722	$575,772

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$150,763	$148,668
	Retained Earnings	55,931	48,623
	TOTAL COMMON EQUITY	206,694	197,291
	Preferred Stock	2,436	2,436
	Long-term Debt	136,247	136,039
	TOTAL CAPITALIZATION	345,377	335,766

CURRENT	Current Portion of Long-term Debt	5,739	5,910
LIABILITIES:	Notes Payable	3,000	19,000
	Accounts Payable	6,525	6,354
	Accrued Taxes	9,126	8,948
	Accrued Interest	1,104	1,134
	Unearned Revenues and Advanced Service Fees	880	839
	Other	1,945	1,687
	TOTAL CURRENT LIABILITIES	28,319	43,872

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	20,461	21,978
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	832	910
	Accumulated Deferred Income Taxes	67,702	47,306
	Employee Benefit Plans	36,515	45,135
	Regulatory Liability - Cost of Utility Plant Removal	10,876	10,273
	Other	1,597	1,277
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	137,983	126,879

CONTRIBUTIONS IN AID OF CONSTRUCTION		73,043	69,255
	TOTAL CAPITALIZATION AND LIABILITIES	$584,722	$575,772

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,028	$18,445	$16,633
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,087	12,191	11,858
Provision for Deferred Income Taxes and Investment Tax Credits	15,753	3,130	2,915
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(228)	(207)	(201)
Cash Surrender Value of Life Insurance	(76)	(108)	(226)
Stock Compensation Expense	633	539	493
Adoption of Repairs on Tangible Property Regulations, net	2,680	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(48)	1,950	1,201
Unbilled Revenues	(309)	(285)	(169)
Materials & Supplies	(347)	(269)	(581)
Prepayments	(46)	(261)	527
Accounts Payable	171	26	2,520
Accrued Taxes	178	816	(1,134)
Accrued Interest	(30)	(17)	196
Employee Benefit Plans	(129)	(3,243)	(1,140)
Unearned Revenue & Advanced Service Fees	41	2	81
Other Assets and Liabilities	(146)	(138)	832

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,212	32,571	33,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $152 in 2015, $110 in 2014 and $113 in 2013	(25,773)	(22,596)	(20,080)
Restricted Cash	1,390	(100)	323
Distribution From/(Investment In) Joint Venture	—	857	(1,655)

NET CASH USED IN INVESTING ACTIVITIES	(24,383)	(21,839)	(21,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,284)	(5,481)	(11,230)
Proceeds from Issuance of Long-term Debt	7,000	12,246	4,045
Net Short-term Bank Borrowings	(16,000)	(9,450)	500
Deferred Debt Issuance Expense	(65)	(141)	(57)
Common Stock Issuance Expense	(22)	—	—
Restricted Cash	744	—	6,070
Proceeds from Issuance of Common Stock	1,462	1,493	1,368
Payment of Common Dividends	(12,553)	(12,231)	(11,943)
Payment of Preferred Dividends	(144)	(151)	(190)
Construction Advances and Contributions-Net	(171)	822	853

NET CASH USED IN FINANCING ACTIVITIES	(26,033)	(12,893)	(10,584)
NET CHANGES IN CASH AND CASH EQUIVALENTS	796	(2,161)	1,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,673	4,834	3,025
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,469	$2,673	$4,834

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,441	$6,598	$3,176
Long-term Debt Deobligation	$466	$—	$64
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,702	$5,745	$5,743
Interest Capitalized	$152	$110	$113
Income Taxes	$1,391	$5,903	$7,009

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

		December 31,	December 31,
		2015	2014
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2015 - 16,225	$150,763	$148,668
	2014 - 16,124

	Retained Earnings	55,931	48,623
	TOTAL COMMON EQUITY	$206,694	$197,291

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 126
	Shares Outstanding - 24 - 2015; 24 - 2014
	Convertible:
	Shares Outstanding, $7.00 Series - 2015-10; 2014-10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,629	$1,825
	6.25%, Amortizing Secured Note, due May 19, 2028	5,215	5,635
	6.44%, Amortizing Secured Note, due August 25, 2030	4,107	4,387
	6.46%, Amortizing Secured Note, due September 19, 2031	4,387	4,667
	4.22%, State Revolving Trust Note, due December 31, 2022	376	421
	3.60%, State Revolving Trust Note, due May 1, 2025	2,267	2,463
	3.30% State Revolving Trust Note, due March 1, 2026	469	506
	3.49%, State Revolving Trust Note, due January 25, 2027	501	536
	4.03%, State Revolving Trust Note, due December 1, 2026	651	697
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	254	299
	0.00%, State Revolving Fund Bond, due August 1, 2021	203	241
	3.64%, State Revolving Trust Note, due July 1, 2028	294	313
	3.64%, State Revolving Trust Note, due January 1, 2028	97	104
	3.45%, State Revolving Trust Note, due August 1, 2031	1,066	1,115
	6.59%, Amortizing Secured Note, due April 20, 2029	4,651	4,999
	7.05%, Amortizing Secured Note, due January 20, 2030	3,521	3,771
	5.69%, Amortizing Secured Note, due January 20, 2030	7,222	7,735
	4.45%, Amortizing Secured Note, due April 20, 2040	14,707	8,000
	3.75%, State Revolving Trust Note, due July 1, 2031	2,303	2,411
	3.75%, State Revolving Trust Note, due November 30, 2030	1,216	1,276
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	162	215
	4.25% to 4.63%, Series Y, due September 1, 2018	185	245
	0.00%, Series Z, due September 1, 2019	446	559
	5.25% to 5.75%, Series AA, due September 1, 2019	565	700
	0.00%, Series BB, due September 1, 2021	723	845
	4.00% to 5.00%, Series CC, due September 1, 2021	895	1,025
	0.00%, Series EE, due August 1, 2023	3,132	3,550
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	4,900
	0.00%, Series GG, due August 1, 2026	993	1,083
	4.00% to 5.00%, Series HH, due August 1, 2026	1,300	1,390
	0.00%, Series II, due August 1, 2024	789	881
	3.40% to 5.00%, Series JJ, due August 1, 2027	1,010	1,090
	0.00%, Series KK, due August 1, 2028	1,167	1,255
	5.00% to 5.50%, Series LL, due August 1, 2028	1,365	1,435
	0.00%, Series MM, due August 1, 2030	1,437	1,537
	3.00% to 4.375%, Series NN, due August 1, 2030	1,675	1,755
	0.00%, Series OO, due August 1, 2031	2,408	2,559
	2.00% to 5.00%, Series PP, due August 1, 2031	815	850
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,559	2,709
	3.00% to 3.25%, Series UU, due August 1, 2032	935	975
	0.00%, Series VV, due August 1, 2033	2,577	2,720
	3.00% to 5.00%, Series WW, due August 1, 2033	900	935
	SUBTOTAL LONG-TERM DEBT	140,279	140,029
	Add: Premium on Issuance of Long-term Debt	1,707	1,920
	Less: Current Portion of Long-term Debt	(5,739)	(5,910)
	TOTAL LONG-TERM DEBT	$136,247	$136,039

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2013	15,795	$143,572	$38,060	$181,632

Net Income			16,633	16,633
Dividend Reinvestment & Common Stock Purchase Plan	82	1,653		1,653
Restricted Stock Award, Net - Employees	26	388		388
Stock Award - Board Of Directors	5	105		105
Conversion of $8.00 Convertible Preferred Stock	55	467		467
Cash Dividends on Common Stock			(11,943)	(11,943)
Cash Dividends on Preferred Stock			(190)	(190)
Balance at December 31, 2013	15,963	$146,185	$42,560	$188,745

Net Income			18,445	18,445
Dividend Reinvestment & Common Stock Purchase Plan	71	1,493		1,493
Restricted Stock Award, Net - Employees	33	434		434
Stock Award - Board Of Directors	5	105		105
Conversion of $7.00 Convertible Preferred Stock	52	451		451
Cash Dividends on Common Stock			(12,231)	(12,231)
Cash Dividends on Preferred Stock			(151)	(151)
Balance at December 31, 2014	16,124	$148,668	$48,623	$197,291

Net Income			20,028	20,028
Dividend Reinvestment & Common Stock Purchase Plan	63	1,462		1,462
Restricted Stock Award, Net - Employees	33	528		528
Stock Award - Board Of Directors	5	105		105
Cash Dividends on Common Stock			(12,554)	(12,554)
Cash Dividends on Preferred Stock			(144)	(144)
Common Stock Expenses			(22)	(22)
Balance at December 31, 2015	16,225	$150,763	$55,931	$206,694

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

Index

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2015, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2015, 2014 and 2013. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(h) Preliminary Survey and Investigation (PS&I) Costs – In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as Other Expense on the statement of income at that time.

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

Index

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2015, 2014 and 2013 for Middlesex and Tidewater are as follows:

	2015	2014	2013
Middlesex	6.72%	7.03%	7.34%
Tidewater	7.92%	7.91%	7.91%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.8 million and $0.7 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, bad debt expense was $0.8 million, $0.7 million and $0.7 million, respectively. For the years ended December 31, 2015, 2014 and 2013, write-offs were $0.6 million, $0.6 million and $0.9 million, respectively. Receivables not expected to be received in 2016 are included as non-current assets in Operations Contracts, Developer and Other Receivables.

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

Index

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

(q) Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018. The Company is currently analyzing the impact this standard will have on our financial statements.

Consolidation - In February 2015, the FASB issued guidance that amends the consolidation analysis for variable interest entities (“VIEs”) as well as voting interest entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The guidance is effective January 1, 2016 and early adoption is permitted. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption. The adoption of this guidance will not have a material impact on the Company’s financial statements.

Debt Issuance Costs - In April 2015, the FASB issued an update to authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt, which the Company will adopt beginning January 1, 2016. The new guidance must be applied retrospectively to each prior period presented. The adoption of this guidance will have no impact on the Company’s statements of income or cash flows and will not have a material impact on the Company’s balance sheet.

Inventory - In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The new guidance replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The guidance is effective January 1, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Deferred Income Taxes – In November 2015, the FASB issued guidance on the classification of deferred tax assets and deferred tax liabilities, requiring entities to present them as noncurrent on the balance sheet. The guidance is effective January 1, 2016 and will not have a material impact on the Company’s balance sheet.

Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued guidance which (i) requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The guidance is required to be applied retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method). The Company is currently analyzing the impact this standard will have on our financial statements.

Index

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

(r) Recent Developments

Middlesex Base Water Rate Increase - In the third quarter of 2015, Middlesex implemented a base water rate increase of $5.0 million. The base water rate increase was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments, and regulation-driven increases in other operations and maintenance costs. See Note 2 – Rate and Regulatory Matters below for further discussion of this base water rate increase.

Pinelands and Twin Lakes Rate Increase Requests – In the fourth quarter of 2015, Pinelands Water, Pinelands Wastewater and Twin Lakes filed base rate increase requests with their respective utility commissions, seeking permission to increase base rates by approximately $0.3 million, $0.2 million and $0.2 million per year, respectively. See Note 2 – Rate and Regulatory Matters below for further discussion of these base rate increase requests.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In August 2015, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The base water rate increase request of $9.5 million, filed in March 2015, was necessitated by declining consumption by Middlesex’s Commercial and Industrial class customers, increasing benefit costs for active and retired employees, capital infrastructure investments and regulation-driven increases in other operations and maintenance costs. The new base water rates are designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015, which was significantly earlier than under standard procedural schedules. Concurrent with the increase Middlesex was required to reset its Distribution System Improvement Charge (DSIC) to zero. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. The Middlesex DSIC had been in effect since May 2015, and had generated less than $0.1 million of revenues.

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was partially approved, granting an increase in annual operating revenues of $4.2 million. The originally-filed base water rate increase request of $10.6 million, filed in November 2013 (subsequently revised to $8.1 million, primarily resulting from lower employee benefit plan costs), was necessitated by capital investments Middlesex had made, or committed to make, increased operations and maintenance costs and reduced revenues resulting from the expiration of a wholesale water sales contract with the Borough of Sayreville, New Jersey in August 2013. In addition, Middlesex’s largest retail water customer, Hess Corporation, ceased its oil refining operations at its Port Reading, New Jersey facility in February 2013. The new base water rates were designed to recover the increased costs and lost revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

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

Index

approved 6.5% interim rate increase, subject to refund, on February 6, 2014. Since the final required and approved rate increase was less than the interim rate increase, Tidewater refunded $0.4 million of previously deferred revenues to customers in the form of a one-time credit to each customer account.

Effective January 1, 2016, Tidewater increased its DEPSC-approved DSIC rate, which is expected to generate additional revenues of approximately $0.2 million annually.

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

Pinelands - In October 2015, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.3 million and $0.2 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues for both companies. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected until the third quarter of 2016.

In March 2013, the NJBPU approved a combined $0.2 million increase in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater revenues. In its initial request, filed in August 2012, Pinelands had sought an increase of $0.3 million on a combined basis. The rate increase for water service, which was approximately 50% of the approved increase, was phased-in over one year.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In November 2015, Twin Lakes filed a Petition with the PAPUC seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the requests. A decision by the PAPUC is not expected until the third quarter of 2016.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2015	2014	Recovery Periods
Retirement Benefits	$39,378	$47,868	Various
Income Taxes	15,541	17,195	Various
Rate Cases, Tank Painting, and Other	3,633	1,153	2-9 years
Total	$58,552	$66,216

Index

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2015 and 2014, the Company has approximately $10.9 million and $10.3 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

The Company is recovering in current rates acquisition premiums totaling $0.6 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2015	2014	2013
Income Tax at Statutory Rate	$10,703	$9,786	$8,638
Tax Effect of:
Utility Plant Related	(920)	(572)	(527)
State Income Taxes – Net	745	711	546
Employee Benefits	7	(6)	(46)
Other	16	18	10
Total Income Tax Expense	$10,551	$9,937	$8,621

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(15,203)	$5,920	$5,018
State	1,153	887	688
Deferred:
Federal	24,686	3,018	2,855
State	(6)	191	139
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$10,551	$9,937	$8,621

The statutory review periods for income tax returns for the years prior to 2012 have been closed. The Company has been notified by the Internal Revenue Service (IRS) that the Company’s 2014 federal income tax return has been selected for examination. In the event that there is interest and penalties associated with income tax adjustments in future examinations, these amounts will be reported under interest expense and other expense, respectively. Other than the effects of the provision against refundable taxes discussed below, there are no unrecognized tax benefits resulting from prior period tax positions.

Index

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2015	2014
Utility Plant Related	$63,281	$43,996
Customer Advances	(3,510)	(3,570)
Employee Benefits	5,796	7,223
Investment Tax Credits (ITC)	832	910
Net Operating Loss Carryforwards	2,311	—
Other	(176)	(343)
Total Deferred Tax Liability and ITC	$68,534	$48,216

The IRS has issued final regulations pertaining to the deductibility of costs that qualify as repairs on tangible property. The regulations, which the Company adopted by filing a change in accounting method request with its 2014 Federal income tax return, redefine the characteristics previously used by the Company to determine tax deductibility of expenditures associated with tangible property. Under the regulations, the IRS has provided guidelines for certain industries, but not for regulated public water utilities. Consequently, the Company undertook a comprehensive study to support the adoption and integration of the new regulations into its tax policies prospectively, and to also determine the level of deductibility for income tax purposes for expenditures incurred on projects completed in prior years where such expenditures were capitalized, but may now be considered currently deductible as repairs under the new regulations. Included in its 2014 Federal income tax return, filed in September 2015, the Company submitted support which results in a net reduction of $17.6 million in taxes due to the federal government. While the Company believes that the deduction for qualifying tangible property repair costs included in its tax return is proper, it could be challenged under an examination by the IRS. Therefore, the Company has recorded a provision against refundable taxes of $2.3 million. The Company believes that the net operating loss carry-forward, expiring in 2034, resulting from adoption of the regulations (approximately $7.8 million) is more likely than not to be recovered.

It is probable that any net tax benefits that resulted from adopting the study findings will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations did not and will not have a significant impact on the Company’s financial statements or effective tax rate. Adoption of these new regulations resulted in a $10.3 million federal income tax refund request, a $1.5 million increase in regulatory assets for additional expenses incurred expected to be recovered from customers in the future, a $5.0 million decrease in accrued taxes for the amount of refund applied against future tax payments and a $16.8 million increase in accumulated deferred income taxes.

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

Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2021, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Index

Tidewater contracts with the City of Dover, Delaware to purchase treated water 15.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2015	2014	2013
Untreated	$2.5	$2.4	$2.4
Treated	3.1	3.1	3.2
Total Costs	$5.6	$5.5	$5.6

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

Guarantees - In September 2013, Middlesex entered into an agreement with the County of Monmouth, New Jersey (Monmouth County) to serve as guarantor of the performance of Applied Water Management, Inc. (AWM) to operate a leachate pretreatment facility, owned by Monmouth County, at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified.  In addition, Middlesex entered into agreements with AWM and Natural Systems Utilities, Inc. (NSU), the parent company of AWM, whereby, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County, Middlesex provides operational support to the project if necessary, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the remaining operational commitments of AWM. As of December 31, 2015 and December 31, 2014, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.2 million and $0.3 million, respectively.

Construction –The Company has projected to spend up to $47.3 million in 2016, $45.4 million in 2017 and $67.0 million in 2018 on its construction program. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Index

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2015 and 2014 is summarized below:

	(Millions of Dollars)
	2015	2014
Established Lines at Year-End	$60.0	$60.0
Maximum Amount Outstanding	19.0	33.5
Average Outstanding	15.3	27.4
Notes Payable at Year-End	3.0	19.0
Weighted Average Interest Rate	1.19%	1.41%
Weighted Average Interest Rate at Year-End	1.41%	1.17%

The maturity dates for the Notes Payable as of December 31, 2015 are in January 2016 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company periodically issues shares of common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the United States Securities and Exchange Commission, increasing the number of NJBPU-authorized shares to 3.0 million. The cumulative number of shares issued under the Investment Plan at December 31, 2015 is 2.3 million. For the years ended December 31, 2015, 2014 and 2013, the Company raised approximately $1.5 million, $1.5 million and $1.7 million, respectively, through the issuance of shares under the Investment Plan.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2015, 2014 and 2013, 4,795, 5,082 and 5,432 shares, respectively, of common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 72,120 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company. At December 31, 2015, no preferred stock dividends were in arrears.

Preferred Stock

If four or more quarterly dividends are in arrears, the preferred shareholders, as a class, are entitled to elect two members to the Board of Directors in addition to Directors elected by holders of the common stock.

At December 31, 2015 and 2014, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Long-term Debt

In 2014, Tidewater completed a $15.0 million debt transaction. Tidewater drew down $8.0 million in 2014 and the remaining $7.0 million in 2015. $11.0 million of the loan is at a fixed interest rate of 4.45% and $4.0 million is at a market-based variable interest rate. The proceeds were used to pay down short-term debt and for other general corporate purposes. The interest rates on the variable portion of the loan can be fixed at Tidewater’s discretion. The final maturity date of all borrowings under this loan agreement is April 2040.

In May 2014, Middlesex borrowed approximately $3.8 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey State Revolving Fund (SRF) loan program and issued first mortgage bonds designated as Series VV (approximately $2.8 million) and Series WW (approximately $0.9 million). The interest rate on the Series VV bond is zero and the interest rate on the Series WW bond ranges from 3.0% to 5.0% depending on the serial maturity date. The final maturity date for both bonds is August 1, 2033. Proceeds were used for the Middlesex 2014 RENEW project, which is part of a program to clean and cement all unlined mains in the Middlesex system.

In 2014, Tidewater borrowed $0.6 million, which represented the balance of a $1.1 million project specific loan with the Delaware SRF at an interest rate of 3.45% and final maturity of August 1, 2031.

Bond Series QQ, RR and SS are term bonds with single maturity dates subsequent to 2020. Principal repayments for all series of the Company’s long-term debt except for Bond Series X, Y, Z and AA extend beyond 2020. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2016	$5.7
2017	$6.0
2018	$6.4
2019	$6.4
2020	$6.3

The weighted average interest rate on all long-term debt at both December 31, 2015 and 2014 was 3.87% and 3.99%, respectively. Except for the Amortizing Secured Notes ($45.4 million), all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($55.4 million), the NJEIT program ($30.2 million) and the Delaware SRF program ($9.3 million).

Index

Restricted cash proceeds from New Jersey SRF loans are held in trusts until authorized for distribution. In addition, certain restricted cash proceeds from New Jersey SRF loans are held for debt service requirements.

In 2015 and 2013, the NJEIT de-obligated principal payments of $0.5 million and $0.1 million, respectively, on several series of SRF long-term debt. There were no de-obligated principal payments in 2014.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2015. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except Per Share Amounts)
	2015		2014		2013
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$20,028	16,175	$18,445	16,052	$16,633	15,868
Preferred Dividend	(144)		(151)		(190)
Earnings Applicable to Common Stock	$19,884	16,175	$18,294	16,052	$16,443	15,868
Basic EPS	$1.23		$1.14		$1.04
Diluted:
Earnings Applicable to Common Stock	$19,884	16,175	$18,294	16,052	$16,443	15,868
$7.00 Series Dividend	67	115	74	133	97	166
$8.00 Series Dividend	24	41	24	41	40	76
Adjusted Earnings Applicable to Common Stock	$19,975	16,331	$18,392	16,226	$16,580	16,110
Diluted EPS	$1.22		$1.13		$1.03

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

	(Thousands of Dollars) At December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$85,143	$87,972	$88,628	$90,115
State Revolving Notes	$457	$459	$540	$542

Index

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $54.7 million and $50.8 million at December 31, 2015 and 2014, respectively. Customer advances for construction have a carrying amount of $20.5 million and $22.0 million at December 31, 2015 and 2014, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2015 and 2014 was $62.3 million and $61.9 million, respectively.

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

Index

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below sets forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2015 and 2014.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2015	2014	2015	2014
Change in Projected Benefit Obligation:
Beginning Balance	$75,043	$56,041	$49,578	$37,212
Service Cost	2,558	1,894	1,373	1,032
Interest Cost	2,894	2,682	1,921	1,792
Actuarial (Gain) Loss	(5,915)	16,429	(6,062)	10,092
Benefits Paid	(2,038)	(2,003)	(561)	(550)
Ending Balance	$72,542	$75,043	$46,249	$49,578

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2015	2014	2015	2014
Change in Fair Value of Plan Assets:
Beginning Balance	$51,623	$46,443	$27,535	$25,145
Actual Return on Plan Assets	11	3,603	350	1,243
Employer Contributions	3,335	3,580	1,694	1,697
Benefits Paid	(2,038)	(2,003)	(561)	(550)
Ending Balance	$52,931	$51,623	$29,018	$27,535

Funded Status	$(19,611)	$(23,420)	$(17,231)	$(22,043)

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2015	2014	2015	2014
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	327	328	—	—
Noncurrent Liability	19,284	23,092	17,231	22,043
Net Liability Recognized	$19,611	$23,420	$17,231	$22,043

Index

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost
Service Cost	$2,558	$1,894	$2,300	$1,373	$1,032	$1,338
Interest Cost	2,894	2,682	2,468	1,921	1,792	1,594
Expected Return on Plan Assets	(3,919)	(3,534)	(2,894)	(2,107)	(1,937)	(1,622)
Amortization of Net Actuarial Loss	1,645	416	1,632	2,261	1,413	2,066
Amortization of Prior Service Cost/(Credit)	—	2	10	(1,728)	(1,728)	(1,728)
Net Periodic Benefit Cost	$3,178	$1,460	$3,516	$1,720	$572	$1,648

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2016 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,426	$1,773
Prior Service Credit	—	(1,728)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2015, 2014 and 2013, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	4.26%	3.91%	4.87%	4.26%	3.91%	4.87%
Benefit Cost	3.91%	4.87%	3.99%	3.91%	4.87%	3.99%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company adopted the use of the most recent Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2015 for the 2015 valuation). RP 2014 was first used in the determination of our postretirement benefit obligations as of December 31, 2014 and costs for 2015. Use of the RP 2014 mortality table, which extends the assumed life expectancies of our postretirement benefit plan participants, resulted in significant increases to our postretirement benefit obligations and costs.

For the 2015 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2016 with the annual rate of increase declining 1.0% per year for 2017-2019 and 0.5% per year for 2020-2021, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2021.

Index

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$781	$(589)
Effect on Projected Benefit Obligation	$8,267	$(6,482)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2016	$2,123	$876
2017	2,342	1,119
2018	2,393	1,315
2019	2,411	1,512
2020	2,795	1,645
2021-2025	19,641	10,473
Totals	$31,705	$16,940

Benefit Plans Assets

The allocation of plan assets at December 31, 2015 and 2014 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2015	2014	Target	2015	2014	Target
Equity Securities	59.1%	60.7%	55%	50.0%	49.5%	43%
Debt Securities	37.8%	35.8%	38%	47.4%	47.5%	50%
Cash	1.3%	1.2%	2%	2.4%	2.8%	2%
Real Estate/Commodities	1.8%	2.3%	5%	0.2%	0.2%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $1.0 million (2.0% of total Pension Plan assets) and $0.9 million (1.8 % of total Pension Plan assets) as of December 31, 2015 and 2014, respectively.

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

Index

The following table presents Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	$251	$—	$—	251
Small Cap Growth	217	—	—	217
Small Cap Value	1,107	—	—	1,107
Mid Cap Core	998	—	—	998
Mid Cap Value	606	—	—	606
Large Cap Blend	955	—	—	955
Large Cap Core	15,432	—	—	15,432
Foreign Large Core	284	—	—	284
Foreign Large Blend	3,775	—	—	3,775
Intermediate Term Bond	8,707	—	—	8,707
World Bond	11,291	—	—	11,291
Money Market Funds:
Cash and Cash Equivalents	652	—	—	652
Common Equity Securities:
Non-Financial Services	202	—	—	202
Financial Services	1,704	—	—	1,704
Utilities	1,754	—	—	1,754
Consumer Growth	1,191	—	—	1,191
Consumer Staples	553	—	—	553
Consumer Cyclicals	946	—	—	946
Industrial Resources	284	—	—	284
Capital Equipment	527	—	—	527
Technology	1,118	—	—	1,118
Energy	377	—	—	377
Total Investments	$52,931	$—	$—	$52,931

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

Index

The following table presents Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy as of December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mutual Funds:
Small Cap Core	594	$—	$—	$594
Small Cap Growth	40	—	—	40
Small Cap Value	101			101
Mid Cap Core	295	—	—	295
Mid Cap Growth	135	—	—	135
Mid Cap Value	762	—	—	762
Large Cap Core	10,912	—	—	10,912
Foreign Small Mid Growth	116	—	—	116
Foreign Large Blend	413			413
Foreign Large Core	666	—	—	666
Foreign Large Growth	138	—	—	138
Diversified Emerging Markets	339	—	—	339
Real Estate Index	61	—	—	61
Money Market Funds:
Cash and Cash Equivalents	688		—	688
Preferred Equity Securities	224	—	—	224
Agency/US/State/Municipal Debt		13,534	—	13,534
Total Investments	$15,484	$13,534	$—	$29,018

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

Index

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.3 million in 2015 and expects to make approximately $3.3 million of cash contributions in 2016.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.7 million in 2015 and expects to make approximately $1.5 million of cash contributions in 2016.

401(k) Plan

The Company has a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contributions were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For those employees hired after March 31, 2007, and still actively employed on December 31, 2015, the Company approved, and will fund, a discretionary contribution of $0.4 million which was based on 5.0% of eligible 2015 compensation. For both of the years ended December 31, 2014 and 2013, the Company made discretionary contributions of $0.3 million for those qualifying employees.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million shares of the Company's common stock for the 2008 Restricted Stock Plan. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares, for which 0.1 million remain as unissued shares.

The Company recognizes compensation expense at fair value for the restricted stock awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2013	114	$1,039
Granted	28	589	$21.20
Vested	(24)	—
Forfeited	(1)	(12)
Amortization of Compensation Expense	—	(400)
Balance, December 31, 2013	117	$1,216
Granted	33	711	$21.46
Vested	(22)	—
Forfeited	(1)	(10)
Amortization of Compensation Expense	—	(434)
Balance, December 31, 2014	127	$1,483
Granted	33	741	$22.65
Vested	(12)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(528)
Balance, December 31, 2015	148	$1,696

Index

The fair value of vested restricted shares was $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2015	2014	2013
Revenues:
Regulated	$111,247	$103,556	$100,910
Non – Regulated	15,238	14,143	14,463
Inter-segment Elimination	(460)	(560)	(527)
Consolidated Revenues	$126,025	$117,139	$114,846

Operating Income:
Regulated	$33,603	$32,000	$28,744
Non – Regulated	2,237	2,392	2,226
Consolidated Operating Income	$35,840	$34,392	$30,970

Depreciation:
Regulated	$11,874	$11,262	$10,807
Non – Regulated	177	182	181
Consolidated Depreciation	$12,051	$11,444	$10,988

Other Income (Expense), Net:
Regulated	$619	$157	$828
Non – Regulated	20	(75)	(14)
Inter-segment Elimination	(346)	(485)	(723)
Consolidated Other Income (Expense), Net	$293	$(403)	$91

Interest Expense:
Regulated	$5,554	$5,607	$5,807
Non – Regulated	89	91	97
Inter-segment Elimination	(89)	(91)	(97)
Consolidated Interest Charges	$5,554	$5,607	$5,807

Income Taxes:
Regulated	$9,522	$8,907	$7,635
Non – Regulated	1,029	1,030	986
Consolidated Income Taxes	$10,551	$9,937	$8,621

Net Income:
Regulated	$18,889	$17,249	$15,504
Non – Regulated	1,139	1,196	1,129
Consolidated Net Income	$20,028	$18,445	$16,633

Capital Expenditures:
Regulated	$25,706	$22,498	$19,894
Non – Regulated	67	98	186
Total Capital Expenditures	$25, 773	$22,596	$20,080

	(Thousands of Dollars)
	As of December 31, 2015	As of December 31, 2014
Assets:
Regulated	$584,660	$574,854
Non – Regulated	6,436	7,252
Inter-segment Elimination	(6,374)	(6,334)
Consolidated Assets	$584,722	$575,772

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2015 and 2014 are as follows:

	(Thousands of Dollars, Except per Share Data)
2015	1st	2nd	3rd	4th	Total

Operating Revenues	$28,780	$31,666	$34,654	$30,925	$126,025
Operating Income	6,685	9,235	11,460	8,460	35,840
Net Income	3,636	5,089	6,743	4,560	20,028
Basic Earnings per Share	$0.22	$0.31	$0.41	$0.29	$1.23
Diluted Earnings per Share	$0.22	$0.31	$0.41	$0.28	$1.22

2014	1st	2nd	3rd	4th	Total

Operating Revenues	$27,173	$29,190	$32,669	$28,107	$117,139
Operating Income	5,967	8,747	11,620	8,058	34,392
Net Income	3,169	4,728	6,758	3,790	18,445
Basic Earnings per Share	$0.20	$0.29	$0.42	$0.23	$1.14
Diluted Earnings per Share	$0.20	$0.29	$0.42	$0.22	$1.13

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2015. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2015, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 4, 2016

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 4, 2016

Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2015 and 2014.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2015.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2015.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2015 and 2014.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2015.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	March 4, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 4, 2016.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ John R. Middleton, M.D.
John R. Middleton, M.D.
Director
By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director
By:	/s/ Jeffries Shein
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of the Company’s 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of the Company’s 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of the Company’s 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of the Company’s 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of the Company’s 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s 2003 Form 10-K.
10.7	Copy of Treating and Pumping Agreement, dated April 9, 1984, between the Company and the Township of East Brunswick.	33-31476	10.17
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s 2006 First Quarter Form 10-Q.
10.9(a)*	Amendment to Supply Agreement, between the Company and the Borough of Highland Park
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.11(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the Company’s 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the Company’s 2008 Form 10-K.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s 2008 Form 10-K.
(t)10.12(g)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper, filed as Exhibit 10.13(g) of the Company’s 2014 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.14	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the Company’s 1998 Third Quarter Form 10-Q.
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the Company’s 1998 Third Quarter Form 10-Q.
10.16	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company, City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the Company’s 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the Company’s 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the Company’s 2004 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the Company’s 2004 Form 10-K.
10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., dated October 15, 2014, filed as Exhibit 10.23 of the Company’s 2014 Form 10-K.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the Company’s 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the Company’s 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the Company’s 2007 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the Company’s 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the Company’s 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the Company’s 2008 Form 10-K.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 31, 2015, relating to the Middlesex Water Company Investment Plan.	333-205698
10.32	Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, filed as Exhibit 10.32 of the Company’s 2015 First Quarter Form 10-Q.
10.33	Uncommitted Line of Credit Letter Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s 2015 Third Quarter Form 10-Q.
10.34	Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.35 of the Company’s 2014 Form 10-K.
10.35	Copy of Loan Agreement By and Between The state of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the Company’s 2010 Form 10-K.
10.36	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the Company’s 2010 Form 10-K.
10.37	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the Company’s 2012 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.

10.38	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the Company’s 2012 Second Quarter Form 10-Q.
10.39	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s 2012 Form 10-K.
10.40	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT), filed as Exhibit 10.42 of the Company’s 2013 Second Quarter Form 10-Q.
10.41	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU), filed as Exhibit 10.43 of the Company’s 2013 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series VV), filed as Exhibit 10.43 of the Company’s 2014 Second Quarter Form 10-Q.
10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series WW) , filed as Exhibit 10.44 of the Company’s 2014 Second Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document