Form 10-Q
period 2016-03-31
MIDDLESEX WATER CO
filed 2016-05-03
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐      No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2016: Common Stock, No Par Value: 16,241,484 shares outstanding.

Index

 MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015

Operating Revenues	$30,579	$28,780

Operating Expenses:
Operations and Maintenance	15,828	16,087
Depreciation	3,137	2,947
Other Taxes	3,312	3,061

Total Operating Expenses	22,277	22,095

Operating Income	8,302	6,685

Other Income (Expense):
Allowance for Funds Used During Construction	61	82
Other Income	48	39
Other Expense	(18)	(66)

Total Other Income, net	91	55

Interest Charges	978	1,058

Income before Income Taxes	7,415	5,682

Income Taxes	2,625	2,046

Net Income	4,790	3,636

Preferred Stock Dividend Requirements	36	36

Earnings Applicable to Common Stock	$4,754	$3,600

Earnings per share of Common Stock:
Basic	$0.29	$0.22
Diluted	$0.29	$0.22

Average Number of Common Shares Outstanding:
Basic	16,233	16,132
Diluted	16,389	16,288

Cash Dividends Paid per Common Share	$0.1988	$0.1925

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2016	2015
UTILITY PLANT:	Water Production	$143,353	$142,794
	Transmission and Distribution	401,011	398,363
	General	61,617	61,322
	Construction Work in Progress	9,528	5,734
	TOTAL	615,509	608,213
	Less Accumulated Depreciation	129,041	126,343
	UTILITY PLANT - NET	486,468	481,870

CURRENT ASSETS:	Cash and Cash Equivalents	3,646	3,469
	Accounts Receivable, net	9,530	10,060
	Unbilled Revenues	6,539	6,246
	Materials and Supplies (at average cost)	2,895	2,600
	Prepayments	1,992	2,035
	TOTAL CURRENT ASSETS	24,602	24,410

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	2,278	2,199
AND OTHER ASSETS:	Regulatory Assets	58,271	58,552
	Operations Contracts, Developer and Other Receivables	2,902	2,921
	Restricted Cash	439	439
	Non-utility Assets - Net	9,254	9,199
	Federal Income Tax Receivable	1,408	1,408
	Other	341	385
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	74,893	75,103
	TOTAL ASSETS	$585,963	$581,383

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$151,337	$150,763
	Retained Earnings	57,459	55,931
	TOTAL COMMON EQUITY	208,796	206,694
	Preferred Stock	2,436	2,436
	Long-term Debt	131,445	132,908
	TOTAL CAPITALIZATION	342,677	342,038

CURRENT	Current Portion of Long-term Debt	5,691	5,739
LIABILITIES:	Notes Payable	2,000	3,000
	Accounts Payable	6,500	6,525
	Accrued Taxes	12,877	9,126
	Accrued Interest	418	1,104
	Unearned Revenues and Advanced Service Fees	890	880
	Other	2,159	1,945
	TOTAL CURRENT LIABILITIES	30,535	28,319

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,174	20,461
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	812	832
	Accumulated Deferred Income Taxes	68,950	67,702
	Employee Benefit Plans	36,119	36,515
	Regulatory Liability - Cost of Utility Plant Removal	11,034	10,876
	Other	2,006	1,597
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	139,095	137,983

CONTRIBUTIONS IN AID OF CONSTRUCTION		73,656	73,043
	TOTAL CAPITALIZATION AND LIABILITIES	$585,963	$581,383

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,790	$3,636
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,356	3,256
Provision for Deferred Income Taxes and Investment Tax Credits	1,315	581
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(40)	(50)
Cash Surrender Value of Life Insurance	—	(48)
Stock Compensation Expense	141	116
Changes in Assets and Liabilities:
Accounts Receivable	530	(618)
Unbilled Revenues	(293)	(250)
Materials & Supplies	(295)	37
Prepayments	43	446
Accounts Payable	(25)	600
Accrued Taxes	3,751	3,593
Accrued Interest	(686)	(680)
Employee Benefit Plans	19	1,000
Unearned Revenue & Advanced Service Fees	10	12
Other Assets and Liabilities	(281)	(200)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,335	11,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $21 in 2015, $32 in 2015	(6,672)	(4,885)
Restricted Cash	—	977

NET CASH USED IN INVESTING ACTIVITIES	(6,672)	(3,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,092)	(1,046)
Proceeds from Issuance of Long-term Debt	—	3,000
Net Short-term Bank Borrowings	(1,000)	(4,000)
Proceeds from Issuance of Common Stock	433	372
Payment of Common Dividends	(3,226)	(3,105)
Payment of Preferred Dividends	(36)	(36)
Construction Advances and Contributions-Net	(565)	(335)

NET CASH USED IN FINANCING ACTIVITIES	(5,486)	(5,150)
NET CHANGES IN CASH AND CASH EQUIVALENTS	177	2,373
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	2,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,646	$5,046

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$891	$766
Long term Debt Deobligation	$419	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,774	$1,847
Interest Capitalized	$21	$32
Income Taxes	$1	$—

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		March 31,	December 31,
		2016	2015
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2016 - 16,240	$151,337	$150,763
	2015 - 16,225

	Retained Earnings	57,459	55,931
	TOTAL COMMON EQUITY	$208,796	$206,694

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 126
	Shares Outstanding - 24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,578	$1,629
	6.25%, Amortizing Secured Note, due May 19, 2028	5,110	5,215
	6.44%, Amortizing Secured Note, due August 25, 2030	4,037	4,107
	6.46%, Amortizing Secured Note, due September 19, 2031	4,317	4,387
	4.22%, State Revolving Trust Note, due December 31, 2022	376	376
	3.60%, State Revolving Trust Note, due May 1, 2025	2,267	2,267
	3.30% State Revolving Trust Note, due March 1, 2026	450	469
	3.49%, State Revolving Trust Note, due January 25, 2027	483	501
	4.03%, State Revolving Trust Note, due December 1, 2026	651	651
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	247	254
	0.00%, State Revolving Fund Bond, due August 1, 2021	198	203
	3.64%, State Revolving Trust Note, due July 1, 2028	294	294
	3.64%, State Revolving Trust Note, due January 1, 2028	97	97
	3.45%, State Revolving Trust Note, due August 1, 2031	1,040	1,066
	6.59%, Amortizing Secured Note, due April 20, 2029	4,563	4,651
	7.05%, Amortizing Secured Note, due January 20, 2030	3,458	3,521
	5.69%, Amortizing Secured Note, due January 20, 2030	7,094	7,222
	4.45%, Amortizing Secured Note, due April 20, 2040	14,597	14,707
	3.75%, State Revolving Trust Note, due July 1, 2031	2,303	2,303
	3.75%, State Revolving Trust Note, due November 30, 2030	1,216	1,216
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	158	162
	4.25% to 4.63%, Series Y, due September 1, 2018	179	185
	0.00%, Series Z, due September 1, 2019	438	446
	5.25% to 5.75%, Series AA, due September 1, 2019	565	565
	0.00%, Series BB, due September 1, 2021	708	723
	4.00% to 5.00%, Series CC, due September 1, 2021	875	895
	0.00%, Series EE, due August 1, 2023	3,055	3,132
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	3,690
	0.00%, Series GG, due August 1, 2026	976	993
	4.00% to 5.00%, Series HH, due August 1, 2026	1,020	1,300
	0.00%, Series II, due August 1, 2024	771	789
	3.40% to 5.00%, Series JJ, due August 1, 2027	904	1,010
	0.00%, Series KK, due August 1, 2028	1,146	1,167
	5.00% to 5.50%, Series LL, due August 1, 2028	1,365	1,365
	0.00%, Series MM, due August 1, 2030	1,404	1,437
	3.00% to 4.375%, Series NN, due August 1, 2030	1,675	1,675
	0.00%, Series OO, due August 1, 2031	2,358	2,408
	2.00% to 5.00%, Series PP, due August 1, 2031	815	815
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,509	2,559
	3.00% to 3.25%, Series UU, due August 1, 2032	935	935
	0.00%, Series VV, due August 1, 2033	2,529	2,577
	3.00% to 5.00%, Series WW, due August 1, 2033	900	900
	SUBTOTAL LONG-TERM DEBT	138,766	140,279
	Add: Premium on Issuance of Long-term Debt	1,654	1,707
	Less: Unamortized Debt Expense	(3,284)	(3,339)
	Less: Current Portion of Long-term Debt	(5,691)	(5,739)
	TOTAL LONG-TERM DEBT	$131,445	$132,908

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

The consolidated notes within the 2015 Annual Report on Form 10-K (the 2015 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three month periods ended March 31, 2016 and 2015. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2015, has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

Recent Accounting Guidance

Consolidation - In February 2015, the Financial Accounting Standards Board (FASB) issued guidance that amends the consolidation analysis for variable interest entities (“VIEs”) as well as voting interest entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. This guidance was effective January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Debt Issuance Costs - In April 2015, the FASB issued an update to authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The guidance was effective January 1, 2016. As a result of adopting this guidance, the December 31, 2015 balance sheet was revised, which resulted in decreases of $3.3 million to deferred charges and other assets and long-term debt, respectively. Unamortized debt expense of $3.3 million was included in long-term debt as of March 31, 2016. The adoption of this guidance had no impact on the Company’s statements of income or cash flows.

Deferred Income Taxes – In November 2015, the FASB issued guidance on the classification of deferred tax assets and deferred tax liabilities, requiring entities to present them as noncurrent on the balance sheet. This guidance was effective January 1, 2016 and did not have a material impact on the Company’s balance sheet.

Revenue Recognition - In May 2014, the FASB issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018. The Company is currently analyzing the impact this standard will have on our financial statements.

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

Index

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

Accounting for Share-Based Payments - In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective January 1, 2017. The Company is currently analyzing the impact this standard will have on our financial statements.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex-In April 2016, Middlesex filed a petition with the New Jersey Board of Public Utilities (the NJBPU) seeking approval to set a tariff rate under a purchased water adjustment clause to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of the request.

Tidewater - Effective January 1, 2016, Tidewater increased its Delaware Public Service Commission-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.2 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater rates. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million per year. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Twin Lakes - In November 2015, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (the PAPUC) seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. In March 2016, Twin Lakes, along with the regulatory agencies intervening in the rate matter, submitted a joint petition of settlement with the administrative law judge (ALJ), which recommends a $0.1 million rate increase to be phased in over two years. We cannot predict whether the ALJ or, ultimately, the PAPUC will approve, deny, or change the amount of the settlement. A final decision is expected during the second quarter of 2016.

Index

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2016 and 2015, there were 15,488 common shares (approximately $0.4 million) and 16,172 common shares (approximately $0.4 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt

In February 2016, Tidewater closed on a $1.2 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note to fund the replacement of the water distribution system in a manufactured home community. The interest rate on all draws is 2.0% with a final repayment maturity date of February 1, 2036. Tidewater expects to draw down the loan proceeds during the second quarter of 2016.

In March 2016, the NJBPU approved Middlesex’s request to borrow up to $16.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF loan program. Middlesex expects to close on this borrowing in November 2016.  Proceeds will be used for the Middlesex 2016 RENEW Program, which is our ongoing initiative to eliminate all unlined mains in the Middlesex system.

In 2016, the NJEIT de-obligated principal payments of $0.4 million on several series of SRF loans.

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

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$84,388	$87,626	$85,143	$87,972
SRF Bonds	$446	$448	$457	$459

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $53.9 million and $54.7 million at March 31, 2016 and December 31, 2015, respectively. Customer advances for construction have carrying amounts of $20.2 million and $20.5 million at March 31, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2016		2015
Basic:	Income	Shares	Income	Shares
Net Income	$4,790	16,233	$3,636	16,132
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$4,754	16,233	$3,600	16,132

Basic EPS	$0.29		$0.22

Diluted:
Earnings Applicable to Common Stock	$4,754	16,233	$3,600	16,132
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$4,777	16,389	$3,623	16,288

Diluted EPS	$0.29		$0.22

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2016	2015
Revenues:
Regulated	$26,949	$24,905
Non – Regulated	3,734	3,992
Inter-segment Elimination	(104)	(117)
Consolidated Revenues	$30,579	$28,780

Operating Income:
Regulated	$7,733	$6,165
Non – Regulated	569	520
Consolidated Operating Income	$8,302	$6,685

Net Income:
Regulated	$4,492	$3,377
Non – Regulated	298	259
Consolidated Net Income	$4,790	$3,636

Capital Expenditures:
Regulated	$6,660	$4,885
Non – Regulated	12	—
Total Capital Expenditures	$6,672	$4,885

	As of	As of
	March 31,	December 31,
	2016	2015
Assets:
Regulated	$582,408	$581,321
Non – Regulated	7,754	6,436
Inter-segment Elimination	(4,199)	(6,374)
Consolidated Assets	$585,963	$581,383

Note 6 – Short-term Borrowings

As of March 31, 2016, the Company has established lines of credit aggregating $60.0 million. At March 31, 2016, the outstanding borrowings under these credit lines were $2.0 million at a weighted average interest rate of 1.41%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $3.0 million and $17.9 million at 1.41% and 1.17% for the three months ended March 31, 2016 and 2015, respectively.

The maturity dates for the $2.0 million outstanding as of March 31, 2016 are all in April 2016 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2016	2015

Treated	$801	$730
Untreated	666	642
Total Costs	$1,467	$1,372

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

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of March 31, 2016 and December 31, 2015, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.2 million.

Index

Construction

The Company has budgeted approximately $47.3 million for its construction program in 2016. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended March 31, 2016, the Company made Pension Plan cash contributions of $0.5 million. For the three months ended March 31, 2015, the Company did not make any Pension Plan cash contributions. The Company expects to make Pension Plan cash contributions of approximately $2.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended March 31, 2016, the Company made Other Benefits Plan cash contributions of $0.2 million. For the three months ended March 31, 2015, the Company did not make any Other Benefits Plan cash contributions. The Company expects to make Other Benefits Plan cash contributions of approximately $1.3 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2016	2015	2016	2015

Service Cost	$577	$639	$275	$343
Interest Cost	761	724	488	480
Expected Return on Assets	(1,004)	(980)	(558)	(527)
Amortization of Unrecognized Losses	357	411	443	565
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$691	$794	$216	$429

Index

Note 9 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) regulations pertaining to the tax deductibility of costs that qualify as repairs on tangible property. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received refunds pertaining to tax years 2012 through 2014 in accordance with IRS regulations. Subsequently, the Company’s 2014 federal income tax return was selected for examination by the IRS. It is unknown at this time whether the results of this examination will result in any changes to the filed Federal income tax return.

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 42,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. subsidiary provides wastewater services to approximately 3,400 residential retail customers.

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

Recent Developments

Pinelands Water and Pinelands Wastewater Base Water and Wastewater Rate Increases - In April 2016, the New Jersey Board of Public Utilities (the NJBPU) approved $0.2 million and $0.1 million increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater rates. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Twin Lakes Base Water Rate Increase Request - In November 2015, Twin Lakes filed a Petition with the Pennsylvania Public Utilities Commission (the PAPUC) seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. In March 2016, Twin Lakes, along with the regulatory agencies intervening in the rate matter, submitted a joint petition of settlement with the administrative law judge (ALJ), which recommends a $0.1 million rate increase to be phased in over two years. We cannot predict whether the ALJ, or ultimately, the PAPUC will approve, deny, or change the amount of the settlement. A final decision is expected during the second quarter of 2016.

Tidewater Distribution System Improvement Charge (DSIC) - Effective January 1, 2016, Tidewater increased its Delaware Public Service Commission-approved DSIC rate, which is expected to generate $0.2 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Outlook

Revenues in 2016 are expected to be favorably impacted by the following:

•	The full year effect of Middlesex’s August 2015 $5.0 million rate increase;
•	Rate increases for Pinelands Water and Pinelands Wastewater (see “Recent Developments” above regarding Pinelands Water and Pinelands Wastewater base water and wastewater rate increases);
•	If approved, a rate increase for Twin Lakes (see “Recent Developments” above regarding Twin Lakes base rate increase request); and
•	The implementation of the Tidewater DSIC effective since January 1, 2016 (see “Recent Developments” above regarding Tidewater’s DSIC).

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

A market-driven higher discount rate will result in lower employee benefit plan expense in 2016.

Index

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

Results of Operations – Three Months Ended March 31, 2016

	(In Thousands)
	Three Months Ended March 31,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$26,935	$3,644	$30,579	$24,878	$3,902	$28,780
Operations and maintenance expenses	12,883	2,945	15,828	12,830	3,257	16,087
Depreciation expense	3,092	45	3,137	2,904	43	2,947
Other taxes	3,227	85	3,312	2,979	82	3,061
Operating income	7,733	569	8,302	6,165	520	6,685

Other income, net	92	(1)	91	55	—	55
Interest expense	978	—	978	1,058	—	1,058
Income taxes	2,355	270	2,625	1,807	239	2,046
Net income	$4,492	$298	$4,790	$3,355	$281	$3,636

Operating Revenues

Operating revenues for the three months ended March 31, 2016 increased $1.8 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.8 million, primarily due to the following:
o	Sales to General Metered Service customers increased by $1.5 million, primarily resulting from a NJBPU-approved rate increase implemented in August 2015;
o	Sales to Contract customers increased by $0.3 million primarily due to higher water demand;
•	Tidewater System revenues increased $0.1 million due to additional customers ($0.2 million), partially offset by lower water demand ($0.1 million);

Index

•	USA’s revenues decreased $0.3 million due to lower supplemental service revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system (see corresponding decrease in USA’s operation and maintenance expenses below); and
•	All other revenues increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2016 decreased $0.3 million from the same period in 2015, primarily related to the following factors:

•	Employee benefit expenses decreased $0.2 million, primarily due to lower retirement plan costs resulting from a higher discount rate than in the prior year used in the calculation of our 2016 net periodic plan costs;
•	Decreased cold weather main break activity, as compared to 2015, resulted in lower costs of $0.1 million in our Middlesex System;
•	USA’s operation and maintenance costs decreased $0.2 million, primarily due to lower expenditures for billable supplemental services under USA’s contract to serve Avalon (see corresponding decrease in USA’s operating revenues above); and
•	Higher labor costs of $0.2 million, primarily due to higher average labor rates and lower capitalized labor at Tidewater.

Depreciation

Depreciation expense for the three months ended March 31, 2016 increased $0.2 million from the same period in 2015 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2016 increased $0.3 million from the same period in 2015, primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2016 remained consistent with the same period in 2015.

Interest Charges

Interest charges for the three months ended March 31, 2016 decreased $0.1 million from the same period in 2015, primarily due to lower average long-term and short-term debt outstanding.

Income Taxes

Income taxes for the three months ended March 31, 2016 increased $0.6 million from the same period in 2015, primarily due to increased pre-tax income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2016 increased $1.2 million as compared with the same period in 2015. Basic and diluted earnings per share were $0.29 and $0.22 for the three months ended March 31, 2016 and 2015, respectively.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2016, cash flows from operating activities increased $0.9 million to $12.3 million. The increase in cash flows from operating activities primarily resulted from higher earnings and increased customer payments offset by higher postretirement employee benefit plan funding. The $12.3 million of net cash flow from operations enabled us to fund all utility plant expenditures internally for the period.

Investing Cash Flows

For the three months ended March 31, 2016, cash flows used in investing activities increased $2.8 million to $6.7 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures and lower restricted cash inflows.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2016, cash flows used in financing activities increased $0.3 million to $5.5 million. The increase in cash flows used in financing activities resulted from lower net cash inflows from long-term debt, as the Company did not exercise any draws on existing long-term debt financing arrangements in the first quarter of 2016, partially offset by decreased short-term debt refunding.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan (the Investment Plan) and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2016 is currently estimated to be $47.3 million. Through March 31, 2016, we have expended $6.7 million and expect to incur approximately $40.6 million for capital projects for the remainder of 2016.

We currently project that we may expend approximately $112 million for capital projects in 2017 and 2018. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2016, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the Investment Plan;
•	Proceeds from the 2016 New Jersey and Delaware State Revolving Fund (SRF) programs (up to $16.0 million and $1.2 million, respectively). The New Jersey SRF loan has an expected closing date in November 2016. Tidewater closed on its $1.2 million Delaware SRF loan in February 2016; and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2016, there remains $58.0 million to draw upon.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
10.32(a)	Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A. (filed as Exhibit 10.32 of the Company’s 2015 First Quarter Form 10-Q)

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 3, 2016