Form 10-Q
period 2016-06-30
MIDDLESEX WATER CO
filed 2016-08-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2016: Common Stock, No Par Value: 16,280,430 shares outstanding.

1

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

 (In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating Revenues	$32,725	$31,666	$63,304	$60,446

Operating Expenses:
Operations and Maintenance	15,789	16,229	31,617	32,317
Depreciation	3,180	2,982	6,317	5,930
Other Taxes	3,428	3,220	6,740	6,280

Total Operating Expenses	22,397	22,431	44,674	44,527

Operating Income	10,328	9,235	18,630	15,919

Other Income (Expense):
Allowance for Funds Used During Construction	119	103	180	185
Other Income	25	43	73	82
Other Expense	(7)	(18)	(26)	(83)

Total Other Income, net	137	128	227	184

Interest Charges	1,436	1,496	2,413	2,554

Income before Income Taxes	9,029	7,867	16,444	13,549

Income Taxes	3,110	2,778	5,735	4,825

Net Income	5,919	5,089	10,709	8,724

Preferred Stock Dividend Requirements	36	36	72	72

Earnings Applicable to Common Stock	$5,883	$5,053	$10,637	$8,652

Earnings per share of Common Stock:
Basic	$0.36	$0.31	$0.65	$0.54
Diluted	$0.36	$0.31	$0.65	$0.53

Average Number of
Common Shares Outstanding:
Basic	16,271	16,149	16,252	16,141
Diluted	16,427	16,305	16,408	16,297

Cash Dividends Paid per Common Share	$0.1988	$0.1925	$0.3975	$0.3850

 See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2016	2015
UTILITY PLANT:	Water Production	$144,525	$142,794
	Transmission and Distribution	407,387	398,363
	General	62,137	61,322
	Construction Work in Progress	14,176	5,734
	TOTAL	628,225	608,213
	Less Accumulated Depreciation	131,125	126,343
	UTILITY PLANT - NET	497,100	481,870

CURRENT ASSETS:	Cash and Cash Equivalents	1,229	3,469
	Accounts Receivable, net	10,908	10,060
	Unbilled Revenues	8,154	6,246
	Materials and Supplies (at average cost)	4,732	2,600
	Prepayments	3,242	2,035
	TOTAL CURRENT ASSETS	28,265	24,410

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	2,424	2,199
AND OTHER ASSETS:	Regulatory Assets	58,126	58,552
	Operations Contracts, Developer and Other Receivables	2,868	2,921
	Restricted Cash	439	439
	Non-utility Assets - Net	9,389	9,199
	Federal Income Tax Receivable	1,408	1,408
	Other	343	385
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	74,997	75,103
	TOTAL ASSETS	$600,362	$581,383

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$152,062	$150,763
	Retained Earnings	60,114	55,931
	TOTAL COMMON EQUITY	212,176	206,694
	Preferred Stock	2,436	2,436
	Long-term Debt	130,955	132,908
	TOTAL CAPITALIZATION	345,567	342,038

CURRENT	Current Portion of Long-term Debt	5,869	5,739
LIABILITIES:	Notes Payable	10,500	3,000
	Accounts Payable	9,589	6,525
	Accrued Taxes	9,439	9,126
	Accrued Interest	1,091	1,104
	Unearned Revenues and Advanced Service Fees	899	880
	Other	1,735	1,945
	TOTAL CURRENT LIABILITIES	39,122	28,319

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,051	20,461
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	792	832
	Accumulated Deferred Income Taxes	70,927	67,702
	Employee Benefit Plans	35,169	36,515
	Regulatory Liability - Cost of Utility Plant Removal	11,181	10,876
	Other	2,094	1,597
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	141,214	137,983

CONTRIBUTIONS IN AID OF CONSTRUCTION		74,459	73,043
	TOTAL CAPITALIZATION AND LIABILITIES	$600,362	$581,383

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,709	$8,724
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,800	6,680
Provision for Deferred Income Taxes and Investment Tax Credits	3,321	1,093
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(118)	(113)
Cash Surrender Value of Life Insurance	(44)	(96)
Stock Compensation Expense	468	337
Changes in Assets and Liabilities:
Accounts Receivable	(848)	(416)
Unbilled Revenues	(1,908)	(1,655)
Materials & Supplies	(2,132)	(70)
Prepayments	(1,207)	(891)
Accounts Payable	3,064	2,571
Accrued Taxes	313	3,552
Accrued Interest	(13)	(16)
Employee Benefit Plans	(580)	151
Unearned Revenue & Advanced Service Fees	19	22
Other Assets and Liabilities	(1,099)	307

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,745	20,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $62 in 2016, $72 in 2015	(20,111)	(12,646)
Restricted Cash	—	1,375

NET CASH USED IN INVESTING ACTIVITIES	(20,111)	(11,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,136)	(2,735)
Proceeds from Issuance of Long-term Debt	861	3,000
Net Short-term Bank Borrowings	7,500	(1,000)
Deferred Debt Issuance Expense	(15)	(4)
Restricted Cash	—	743
Proceeds from Issuance of Common Stock	830	734
Payment of Common Dividends	(6,454)	(6,212)
Payment of Preferred Dividends	(72)	(72)
Construction Advances and Contributions-Net	612	(262)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,126	(5,808)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(2,240)	3,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	2,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,229	$5,774

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,395	$1,214
Long term Debt Deobligation	$534	$457

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,538	$2,683
Interest Capitalized	$62	$72
Income Taxes	$3,131	$901

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		June 30,	December 31,
		2016	2015
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2016 - 16,279	$152,062	$150,763
	2015 - 16,225

	Retained Earnings	60,114	55,931
	TOTAL COMMON EQUITY	$212,176	$206,694

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 126
	Shares Outstanding - 24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,525	$1,629
	6.25%, Amortizing Secured Note, due May 19, 2028	5,005	5,215
	6.44%, Amortizing Secured Note, due August 25, 2030	3,967	4,107
	6.46%, Amortizing Secured Note, due September 19, 2031	4,247	4,387
	4.22%, State Revolving Trust Note, due December 31, 2022	353	376
	3.60%, State Revolving Trust Note, due May 1, 2025	2,166	2,267
	3.30% State Revolving Trust Note, due March 1, 2026	450	469
	3.49%, State Revolving Trust Note, due January 25, 2027	483	501
	4.03%, State Revolving Trust Note, due December 1, 2026	627	651
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	247	254
	0.00%, State Revolving Fund Bond, due August 1, 2021	198	203
	3.64%, State Revolving Trust Note, due July 1, 2028	285	294
	3.64%, State Revolving Trust Note, due January 1, 2028	94	97
	3.45%, State Revolving Trust Note, due August 1, 2031	1,040	1,066
	6.59%, Amortizing Secured Note, due April 20, 2029	4,476	4,651
	7.05%, Amortizing Secured Note, due January 20, 2030	3,396	3,521
	5.69%, Amortizing Secured Note, due January 20, 2030	6,966	7,222
	4.45%, Amortizing Secured Note, due April 20, 2040	14,378	14,707
	3.75%, State Revolving Trust Note, due July 1, 2031	2,248	2,303
	2.00%, State Revolving Trust Note, due February 1, 2036	861	—
	3.75%, State Revolving Trust Note, due November 30, 2030	1,185	1,216
	First Mortgage Bonds:
	0.00%, Series X, due September 1, 2018	158	162
	4.25% to 4.63%, Series Y, due September 1, 2018	179	185
	0.00%, Series Z, due September 1, 2019	437	446
	5.25% to 5.75%, Series AA, due September 1, 2019	565	565
	0.00%, Series BB, due September 1, 2021	708	723
	4.00% to 5.00%, Series CC, due September 1, 2021	875	895
	0.00%, Series EE, due August 1, 2023	3,055	3,132
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	3,690
	0.00%, Series GG, due August 1, 2026	976	993
	4.00% to 5.00%, Series HH, due August 1, 2026	1,020	1,300
	0.00%, Series II, due August 1, 2024	771	789
	3.40% to 5.00%, Series JJ, due August 1, 2027	904	1,010
	0.00%, Series KK, due August 1, 2028	1,146	1,167
	5.00% to 5.50%, Series LL, due August 1, 2028	1,250	1,365
	0.00%, Series MM, due August 1, 2030	1,404	1,437
	3.00% to 4.375%, Series NN, due August 1, 2030	1,675	1,675
	0.00%, Series OO, due August 1, 2031	2,358	2,408
	2.00% to 5.00%, Series PP, due August 1, 2031	815	815
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,508	2,559
	3.00% to 3.25%, Series UU, due August 1, 2032	935	935
	0.00%, Series VV, due August 1, 2033	2,529	2,577
	3.00% to 5.00%, Series WW, due August 1, 2033	900	900
	SUBTOTAL LONG-TERM DEBT	138,470	140,279
	Add: Premium on Issuance of Long-term Debt	1,602	1,707
	Less: Unamortized Debt Expense	(3,248)	(3,339)
	Less: Current Portion of Long-term Debt	(5,869)	(5,739)
	TOTAL LONG-TERM DEBT	$130,955	$132,908

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

The consolidated notes within the 2015 Annual Report on Form 10-K (the 2015 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the three and six month periods ended June 30, 2016 and 2015. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2015, has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

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

Tidewater - Effective July 1, 2016, Tidewater increased its Delaware Public Service Commission-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.3 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base water and wastewater rates, effective May 7, 2016. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million per year. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Twin Lakes – In June 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates, effective June 15, 2016. In November 2015, Twin Lakes had filed a petition seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in over two years.

Index

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2016 and 2015, there were 26,434 common shares (approximately $0.8 million) and 32,585 common shares (approximately $0.7 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt

In February 2016, Tidewater closed on a $1.2 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note to fund the replacement of the water distribution system in a manufactured home community. The interest rate on all draws is 2.0% with a final repayment maturity date of February 1, 2036. Through June 30, 2016, Tidewater has drawn $0.9 million on this loan and expects to draw down the remainder of the loan proceeds during the third quarter of 2016.

In March 2016, the NJBPU approved Middlesex’s request to borrow up to $16.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF long-term loan program utilizing first mortgage bonds.  Under the SRF program, borrowers first enter into a construction loan with the NJEIT, for which Middlesex closed on an $11.8 million zero percent (0%) arrangement on June 28, 2016. When construction on a qualifying project is substantially complete, the NJEIT will coordinate the conversion of the construction loan into a twenty year long-term securitized loan with 75% of the principal balance having a stated interest rate of zero percent (0%) and 25% of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The NJEIT generally schedules its long-term debt financings in November and May. Middlesex expects to draw down on the construction loans during the second half of 2016. Proceeds will be used to fund the Middlesex 2016 RENEW Program, which is our ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system.

In 2016, the NJEIT de-obligated principal payments of $0.5 million on several series of SRF loans.

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

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$84,273	$88,859	$85,143	$87,972
SRF Bonds	$446	$448	$457	$459

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note” and “State Revolving Trust Note” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $53.8 million and $54.7 million at June 30, 2016 and December 31, 2015, respectively. Customer advances for construction have carrying amounts of $21.1 million and $20.5 million at June 30, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2016		2015
Basic:	Income	Shares	Income	Shares
Net Income	$5,919	16,271	$5,089	16,149
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$5,883	16,271	$5,053	16,149

Basic EPS	$0.36		$0.31

Diluted:
Earnings Applicable to Common Stock	$5,883	16,271	$5,053	16,149
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$5,906	16,427	$5,076	16,305

Diluted EPS	$0.36		$0.31

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2016		2015
Basic:	Income	Shares	Income	Shares
Net Income	$10,709	16,252	$8,724	16,141
Preferred Dividend	(72)		(72)
Earnings Applicable to Common Stock	$10,637	16,252	$8,652	16,141

Basic EPS	$0.65		$0.54

Diluted:
Earnings Applicable to Common Stock	$10,637	16,252	$8,652	16,141
$7.00 Series Preferred Dividend	34	115	34	115
$8.00 Series Preferred Dividend	12	41	12	41
Adjusted Earnings Applicable to Common Stock	$10,683	16,408	$8,698	16,297

Diluted EPS	$0.65		$0.53

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2016	2015	2016	2015
Revenues:
Regulated	$28,859	$27,972	$55,808	$52,878
Non – Regulated	4,002	3,804	7,736	7,795
Inter-segment Elimination	(136)	(110)	(240)	(227)
Consolidated Revenues	$32,725	$31,666	$63,304	$60,446

Operating Income:
Regulated	$9,694	$8,672	$17,426	$14,835
Non – Regulated	634	563	1,204	1,084
Consolidated Operating Income	$10,328	$9,235	$18,630	$15,919

Net Income:
Regulated	$5,583	$4,787	$10,073	$8,141
Non – Regulated	336	302	636	583
Consolidated Net Income	$5,919	$5,089	$10,709	$8,724

Capital Expenditures:
Regulated	$13,290	$7,734	$19,950	$12,619
Non – Regulated	149	27	161	27
Total Capital Expenditures	$13,439	$7,761	$20,111	$12,646

	As of	As of
	June 30,	December 31,
	2016	2015
Assets:
Regulated	$597,163	$581,321
Non – Regulated	7,398	6,436
Inter-segment Elimination	(4,199)	(6,374)
Consolidated Assets	$600,362	$581,383

Note 6 – Short-term Borrowings

As of June 30, 2016, the Company has established lines of credit aggregating $60.0 million. At June 30, 2016, the outstanding borrowings under these credit lines were $10.5 million at a weighted average interest rate of 1.49%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average Daily Amounts Outstanding	$3,769	$15,769	$3,368	$16,834
Weighted Average Interest Rates	1.52%	1.18%	1.48%	1.18%

The maturity dates for the $10.5 million outstanding as of June 30, 2016 are all in July 2016 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Treated	$754	$766	$1,555	$1,495
Untreated	570	552	1,236	1,195
Total Costs	$1,324	$1,318	$2,791	$2,690

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

Index

Middlesex believes it is unlikely any payments would need to be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If asked to perform under the guaranty to Monmouth County, and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of June 30, 2016 and December 31, 2015, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.2 million.

Construction

The Company has budgeted approximately $49 million for its construction program in 2016. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three months ended June 30, 2016 and 2015, the Company made Pension Plan cash contributions of $1.0 million. For the six months ended June 30, 2016 and 2015, the Company made Pension Plan cash contributions of $1.5 million and $1.0 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $1.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended June 30, 2016 and 2015, the Company made Other Benefits Plan cash contributions of $0.2 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, the Company made Other Benefits Plan cash contributions of $0.5 million and $0.8 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $0.6 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2016	2015	2016	2015

Service Cost	$577	$639	$275	$343
Interest Cost	761	724	488	480
Expected Return on Assets	(1,004)	(980)	(558)	(527)
Amortization of Unrecognized Losses	357	411	443	565
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$691	$794	$216	$429

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2016	2015	2016	2015

Service Cost	$1,154	$1,279	$550	$686
Interest Cost	1,523	1,447	976	961
Expected Return on Assets	(2,007)	(1,959)	(1,116)	(1,053)
Amortization of Unrecognized Losses	713	823	886	1,131
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(864)	(864)
Net Periodic Benefit Cost	$1,383	$1,590	$432	$861

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

We have an investment in a joint venture, Ridgewood Green RME, LLC, that owns and operates facilities to produce electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities.

In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware a menu of water, wastewater and other residential-related maintenance programs. HomeServe is a leading provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

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

Index

The majority of our revenue is generated from regulated retail and contract water services to customers in our service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of the period for services provided after the last billing cycle. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with the prior period.

Recent Developments

Pinelands Water, Pinelands Wastewater and Twin Lakes Rate Increases – In the second quarter of 2016, Pinelands Water, Pinelands Wastewater and Twin Lakes implemented base rate increases of $0.2 million, $0.1 million and $0.1 million, respectively. The rate increases were necessitated by capital infrastructure investments the companies have made and increased operations and maintenance costs. The Pinelands Water and Twin Lakes rate increases will be phased-in over two years.

Tidewater Distribution System Improvement Charge (DSIC) - Effective July 1, 2016, Tidewater increased its Delaware Public Service Commission-approved DSIC rate, which is expected to generate $0.3 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Outlook

Revenues in 2016 are expected to be favorably impacted by the following:

•	The full year effect of Middlesex’s August 2015 $5.0 million rate increase;
•	Rate increases for Pinelands Water, Pinelands Wastewater and Twin Lakes (see “Recent Developments” above regarding rate increases);
•	The increase in the Tidewater DSIC (see “Recent Developments” above regarding DSIC).

Revenues and earnings are influenced by weather. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. We continue to implement plans to further streamline operations and further reduce operating costs.

Operating expenses in 2016 will be favorably impacted by lower employee benefit plan expenses, primarily resulting from a market-driven higher discount rate.

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

The segments in the tables included below consist of the following companies: Regulated - Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated - USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended June 30, 2016

	(In Thousands)
	Three Months Ended June 30,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$28,832	$3,893	$32,725	$27,952	$3,714	$31,666
Operations and maintenance expenses	12,665	3,124	15,789	13,208	3,021	16,229
Depreciation expense	3,133	47	3,180	2,938	44	2,982
Other taxes	3,340	88	3,428	3,134	86	3,220
Operating income	9,694	634	10,328	8,672	563	9,235

Other income, net	143	(6)	137	133	(5)	128
Interest expense	1,436	—	1,436	1,496	—	1,496
Income taxes	2,818	292	3,110	2,522	256	2,778
Net income	$5,583	$336	$5,919	$4,787	$302	$5,089

Operating Revenues

Operating revenues for the three months ended June 30, 2016 increased $1.1 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $1.3 million, primarily due to the following:
o	Sales to General Metered Service and Public/Private Fire customers increased by $1.3 million, primarily resulting from a New Jersey Board of Public Utilities (NJBPU)-approved rate increase implemented in August 2015 ($1.2 million) and higher weather-driven customer demand, primarily in June 2016 ($0.1 million);
o	Sales to Contract customers increased by $0.2 million primarily due to higher water demand; and
o	All other revenue categories decreased $0.2 million;
•	Tidewater System revenues decreased $0.4 million due to lower weather-driven water demand ($0.5 million), partially offset by additional customers ($0.1 million); and
•	USA’s revenues increased $0.2 million due to higher supplemental service revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system (see corresponding increase in USA’s operation and maintenance expenses below).

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2016 decreased $0.4 million from the same period in 2015, primarily related to the following factors:

•	Employee benefit expenses decreased $0.4 million, primarily due to lower retirement plan costs resulting from a higher discount rate than in the prior year used in the calculation of our 2016 net periodic plan costs;
•	Decreased cold weather main break activity, as compared to 2015, resulted in lower costs of $0.2 million in our Middlesex System;
•	Variable production costs decreased $0.3 million, due to improved non-revenue water management and higher raw water quality in our Middlesex System;
•	Higher labor costs of $0.3 million, primarily due to company-wide higher average labor rates and lower capitalized labor at Tidewater;
•	USA’s operation and maintenance costs increased $0.1 million, primarily due to higher expenditures for billable supplemental services under USA’s contract to serve Avalon (see corresponding increase in USA’s operating revenues above); and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended June 30, 2016 increased $0.2 million from the same period in 2015 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2016 increased $0.2 million from the same period in 2015, primarily due to higher gross revenue taxes on increased Middlesex system revenues.

Other Income, net

Other Income, net for the three months ended June 30, 2016 remained consistent with the same period in 2015.

Interest Charges

Interest charges for the three months ended June 30, 2016 decreased by almost $0.1 million from the same period in 2015, primarily due to lower average long-term and short-term debt balances outstanding.

Income Taxes

Income taxes for the three months ended June 30, 2016 increased $0.3 million from the same period in 2015, primarily due to increased pre-tax income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2016 increased $0.8 million as compared with the same period in 2015. Basic and diluted earnings per share were $0.36 and $0.31 for the three months ended June 30, 2016 and 2015, respectively.

Index

Results of Operations – Six Months Ended June 30, 2016

	(In Thousands)
	Six Months Ended June 30,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$55,767	$7,537	$63,304	$52,830	$7,616	$60,446
Operations and maintenance expenses	25,548	6,069	31,617	26,039	6,278	32,317
Depreciation expense	6,225	92	6,317	5,843	87	5,930
Other taxes	6,568	172	6,740	6,113	167	6,280
Operating income	17,426	1,204	18,630	14,835	1,084	15,919

Other income, net	233	(6)	227	190	(6)	184
Interest expense	2,413	—	2,413	2,554	—	2,554
Income taxes	5,173	562	5,735	4,330	495	4,825
Net income	$10,073	$636	$10,709	$8,141	$583	$8,724

Operating Revenues

Operating revenues for the six months ended June 30, 2016 increased $2.9 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $3.2 million, primarily due to the following:
o	Sales to General Metered Service and Public/Private Fire customers increased by $2.8 million, primarily resulting from a NJBPU-approved rate increase implemented in August 2015;
o	Sales to Contract customers increased by $0.5 million primarily due to higher water demand; and
o	All other revenue categories decreased $0.1 million;
•	Tidewater System revenues decreased $0.3 million due to lower weather-driven water demand ($0.6 million) partially offset by additional customers ($0.3 million).

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2016 decreased $0.7 million from the same period in 2015, primarily related to the following factors:

•	Employee benefit expenses decreased $0.6 million, primarily due to lower retirement plan costs resulting from a higher discount rate than in the prior year used in the calculation of our 2016 net periodic plan costs;
•	Decreased cold weather main break activity, as compared to 2015, resulted in lower costs of $0.3 million in our Middlesex System;
•	Variable production costs decreased $0.2 million, primarily due to improved non-revenue water management and higher raw water quality in our Middlesex System; and
•	Higher labor costs of $0.4 million, primarily due to company-wide higher average labor rates and lower capitalized labor at Tidewater.

Depreciation

Depreciation expense for the six months ended June 30, 2016 increased $0.4 million from the same period in 2015 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the six months ended June 30, 2016 increased $0.5 million from the same period in 2015, primarily due to higher gross revenue taxes on increased Middlesex system revenues.

Other Income, net

Other Income, net for the six months ended June 30, 2016 remained consistent with the same period in 2015.

Interest Charges

Interest charges for the six months ended June 30, 2016 decreased $0.1 million from the same period in 2015, primarily due to lower average long-term and short-term debt balances outstanding.

Income Taxes

Income taxes for the six months ended June 30, 2016 increased $0.9 million from the same period in 2015, primarily due to increased pre-tax income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2016 increased $2.0 million as compared with the same period in 2015. Basic earnings per share were $0.65 and $0.54 for the six months ended June 30, 2016 and 2015, respectively. Diluted earnings per share were $0.65 and $0.53 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2016, cash flows from operating activities decreased $3.4 million to $16.7 million. The decrease in cash flows resulted from increased income tax payments and higher inventory expenditures. The $16.7 million of net cash flow from operations enabled us to fund 83.3% of utility plant expenditures internally for the period.

Investing Cash Flows

For the six months ended June 30, 2016, cash flows used in investing activities increased $8.8 million to $20.1 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures and lower restricted cash inflows.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2016, cash flows provided by financing activities increased $6.9 million to $1.1 million. The increase in cash flows provided by financing activities resulted from increased short-term debt funding offset by lower net cash inflows from long-term debt.

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

Index

The capital investment program for 2016 is currently estimated to be $49 million. Through June 30, 2016, we have spent $20.1 million and expect to expend approximately $29 million on capital projects for the remainder of 2016.

We currently project that we may invest approximately $112 million in 2017 and 2018 on capital projects. The actual amount and timing is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To fund our capital program for the remainder of 2016, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the Investment Plan;
•	Proceeds from the 2016 New Jersey and Delaware State Revolving Fund programs (up to $11.8 million and $0.3 million, respectively); and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2016, there remains $49.5 million to draw upon.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $5.9 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits
10.44	Copy of Construction Loan Agreement (CFP-16-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

10.45	Copy of Construction Loan Agreement (CFP-16-2) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 2, 2016