Form 10-Q
period 2016-09-30
MIDDLESEX WATER CO
filed 2016-11-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2016: Common Stock, No Par Value: 16,289,172 shares outstanding.

Index

 MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating Revenues	$37,794	$34,654	$101,098	$95,100

Operating Expenses:
Operations and Maintenance	16,599	16,772	48,215	49,089
Depreciation	3,243	3,032	9,561	8,962
Other Taxes	3,796	3,390	10,537	9,671

Total Operating Expenses	23,638	23,194	68,313	67,722

Operating Income	14,156	11,460	32,785	27,378

Other Income (Expense):
Allowance for Funds Used During Construction	207	113	387	297
Other Income (Expense), net	400	108	449	108

Total Other Income, net	607	221	836	405

Interest Charges	1,427	1,505	3,841	4,058

Income before Income Taxes	13,336	10,176	29,780	23,725

Income Taxes	4,523	3,433	10,258	8,258

Net Income	8,813	6,743	19,522	15,467

Preferred Stock Dividend Requirements	36	36	108	108

Earnings Applicable to Common Stock	$8,777	$6,707	$19,414	$15,359

Earnings per share of Common Stock:
Basic	$0.54	$0.41	$1.19	$0.95
Diluted	$0.54	$0.41	$1.19	$0.95

Average Number of
Common Shares Outstanding :
Basic	16,284	16,202	16,262	16,161
Diluted	16,440	16,358	16,418	16,317

Cash Dividends Paid per Common Share	$0.1988	$0.1925	$0.5963	$0.5775

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2016	2015
UTILITY PLANT:	Water Production	$146,095	$142,794
	Transmission and Distribution	411,088	398,363
	General	62,990	61,322
	Construction Work in Progress	20,087	5,734
	TOTAL	640,260	608,213
	Less Accumulated Depreciation	133,293	126,343
	UTILITY PLANT - NET	506,967	481,870

CURRENT ASSETS:	Cash and Cash Equivalents	1,453	3,469
	Accounts Receivable, net	13,273	10,060
	Unbilled Revenues	8,531	6,246
	Materials and Supplies (at average cost)	4,399	2,600
	Prepayments	2,813	2,035
	TOTAL CURRENT ASSETS	30,469	24,410

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	2,690	2,199
AND OTHER ASSETS:	Regulatory Assets	57,961	58,552
	Operations Contracts, Developer and Other Receivables	2,793	2,921
	Restricted Cash	439	439
	Non-utility Assets - Net	9,410	9,199
	Federal Income Tax Receivable	1,408	1,408
	Other	311	385
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	75,012	75,103
	TOTAL ASSETS	$612,448	$581,383

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:	Common Stock, No Par Value	$152,571	$150,763
	Retained Earnings	65,650	55,931
	TOTAL COMMON EQUITY	218,221	206,694
	Preferred Stock	2,436	2,436
	Long-term Debt	130,853	132,908
	TOTAL CAPITALIZATION	351,510	342,038

CURRENT	Current Portion of Long-term Debt	6,144	5,739
LIABILITIES:	Notes Payable	13,600	3,000
	Accounts Payable	10,331	6,525
	Accrued Taxes	10,632	9,126
	Accrued Interest	401	1,104
	Unearned Revenues and Advanced Service Fees	904	880
	Other	2,403	1,945
	TOTAL CURRENT LIABILITIES	44,415	28,319

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,906	20,461
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	773	832
	Accumulated Deferred Income Taxes	73,389	67,702
	Employee Benefit Plans	34,227	36,515
	Regulatory Liability - Cost of Utility Plant Removal	11,241	10,876
	Other	1,487	1,597
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	142,023	137,983

CONTRIBUTIONS IN AID OF CONSTRUCTION		74,500	73,043
	TOTAL CAPITALIZATION AND LIABILITIES	$612,448	$581,383

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,522	$15,467
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,052	9,990
Provision for Deferred Income Taxes and Investment Tax Credits	5,382	17,631
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(261)	(179)
Cash Surrender Value of Life Insurance	(89)	(51)
Stock Compensation Expense	649	468
Changes in Assets and Liabilities:
Accounts Receivable	(3,213)	(2,746)
Unbilled Revenues	(2,285)	(2,054)
Materials & Supplies	(1,799)	(428)
Prepayments	(778)	(747)
Accounts Payable	3,806	2,255
Accrued Taxes	1,506	2,389
Accrued Interest	(703)	(723)
Employee Benefit Plans	(1,169)	(3,122)
Unearned Revenue & Advanced Service Fees	24	33
Federal Income Tax Receivable	—	(9,756)
Other Assets and Liabilities	16	725

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,660	29,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $126 in 2016, $118 in 2015	(34,146)	(19,297)
Restricted Cash	—	1,391

NET CASH USED IN INVESTING ACTIVITIES	(34,146)	(17,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(4,917)	(5,358)
Proceeds from Issuance of Long-term Debt	3,903	5,000
Net Short-term Bank Borrowings	10,600	(1,000)
Deferred Debt Issuance Expense	(158)	(66)
Common Stock Issuance Expense	—	(22)
Restricted Cash	—	744
Proceeds from Issuance of Common Stock	1,159	1,115
Payment of Common Dividends	(9,695)	(9,331)
Payment of Preferred Dividends	(108)	(108)
Construction Advances and Contributions-Net	686	(242)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,470	(9,268)
NET CHANGES IN CASH AND CASH EQUIVALENTS	(2,016)	1,978
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	2,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,453	$4,651

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,217	$1,622
Long-term Debt Deobligation	$476	$466

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,658	$4,897
Interest Capitalized	$126	$118
Income Taxes	$4,011	$1,136

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		September 30,	December 31,
		2016	2015
	Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2016 - 16,288	$152,571	$150,763
	2015 - 16,225

	Retained Earnings	65,650	55,931
	TOTAL COMMON EQUITY	$218,221	$206,694

	Cumulative Preferred Stock, No Par Value:
	Shares Authorized - 126
	Shares Outstanding - 24
	Convertible:
	Shares Outstanding, $7.00 Series - 10	1,007	1,007
	Shares Outstanding, $8.00 Series - 3	349	349
	Nonredeemable:
	Shares Outstanding, $7.00 Series - 1	80	80
	Shares Outstanding, $4.75 Series - 10	1,000	1,000
	TOTAL PREFERRED STOCK	$2,436	$2,436

	Long-term Debt:
	8.05%, Amortizing Secured Note, due December 20, 2021	$1,470	$1,629
	6.25%, Amortizing Secured Note, due May 19, 2028	4,900	5,215
	6.44%, Amortizing Secured Note, due August 25, 2030	3,897	4,107
	6.46%, Amortizing Secured Note, due September 19, 2031	4,177	4,387
	4.22%, State Revolving Trust Note, due December 31, 2022	353	376
	3.60%, State Revolving Trust Note, due May 1, 2025	2,165	2,267
	3.30% State Revolving Trust Note, due March 1, 2026	431	469
	3.49%, State Revolving Trust Note, due January 25, 2027	465	501
	4.03%, State Revolving Trust Note, due December 1, 2026	627	651
	4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	213	254
	0.00%, State Revolving Fund Bond, due August 1, 2021	166	203
	3.64%, State Revolving Trust Note, due July 1, 2028	285	294
	3.64%, State Revolving Trust Note, due January 1, 2028	94	97
	3.45%, State Revolving Trust Note, due August 1, 2031	1,015	1,066
	6.59%, Amortizing Secured Note, due April 20, 2029	4,389	4,651
	7.05%, Amortizing Secured Note, due January 20, 2030	3,333	3,521
	5.69%, Amortizing Secured Note, due January 20, 2030	6,838	7,222
	4.45%, Amortizing Secured Note, due April 20, 2040	14,227	14,707
	3.75%, State Revolving Trust Note, due July 1, 2031	2,248	2,303
	2%, State Revolving Trust Note, due February 1, 2036	1,115	—
	3.75%, State Revolving Trust Note, due November 30, 2030	1,186	1,216
	0.00%, Construction Loans	2,788	—
	First Mortgage Bonds:
	0.00%, Series X, due August 1, 2018	107	162
	4.25% to 4.63%, Series Y, due August 1, 2018	122	185
	0.00%, Series Z, due August 1, 2019	335	446
	5.25% to 5.75%, Series AA, due August 1, 2019	440	565
	0.00%, Series BB, due August 1, 2021	603	723
	4.00% to 5.00%, Series CC, due August 1, 2021	779	895
	0.00%, Series EE, due August 1, 2023	2,713	3,132
	3.00% to 5.50%, Series FF, due August 1, 2024	3,690	3,690
	0.00%, Series GG, due August 1, 2026	903	993
	4.00% to 5.00%, Series HH, due August 1, 2026	960	1,300
	0.00%, Series II, due August 1, 2024	700	789
	3.40% to 5.00%, Series JJ, due August 1, 2027	824	1,010
	0.00%, Series KK, due August 1, 2028	1,078	1,167
	5.00% to 5.50%, Series LL, due August 1, 2028	1,175	1,365
	0.00%, Series MM, due August 1, 2030	1,337	1,437
	3.00% to 4.375%, Series NN, due August 1, 2030	1,590	1,675
	0.00%, Series OO, due August 1, 2031	2,258	2,408
	2.00% to 5.00%, Series PP, due August 1, 2031	780	815
	5.00%, Series QQ, due October 1, 2023	9,915	9,915
	3.80%, Series RR, due October 1, 2038	22,500	22,500
	4.25%, Series SS, due October 1, 2047	23,000	23,000
	0.00%, Series TT, due August 1, 2032	2,408	2,559
	3.00% to 3.25%, Series UU, due August 1, 2032	890	935
	0.00%, Series VV, due August 1, 2033	2,433	2,577
	3.00% to 5.00%, Series WW, due August 1, 2033	865	900
	SUBTOTAL LONG-TERM DEBT	138,787	140,279
	Add: Premium on Issuance of Long-term Debt	1,548	1,707
	Less: Unamortized Debt Expense	(3,338)	(3,339)
	Less: Current Portion of Long-term Debt	(6,144)	(5,739)
	TOTAL LONG-TERM DEBT	$130,853	$132,908

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

The consolidated notes within the 2015 Annual Report on Form 10-K (the 2015 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the three and nine month periods ended September 30, 2016 and 2015. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2015, has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

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

Statement of Cash Flows - In August 2016, the FASB issued guidance which amends the previous guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of this guidance is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective January 1, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex - In September 2016, the New Jersey Board of Public Utilities (the NJBPU) approved a Middlesex petition to establish a purchased water adjustment clause and implement a tariff rate sufficient to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility.

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

Index

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

Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2016 and 2015, there were 35,350 common shares (approximately $1.2 million) and 48,414 common shares (approximately $1.1 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt

In February 2016, Tidewater closed on a $1.2 million loan with the Delaware State Revolving Fund (SRF) program which allows, but does not obligate, Tidewater to draw against a General Obligation Note to fund the replacement of the water distribution system in a manufactured home community. The interest rate on all draws is 2.0% with a final repayment maturity date of February 1, 2036. Through September 30, 2016, Tidewater has drawn $1.1 million on this loan and expects to draw down the remainder of the loan proceeds during the fourth quarter of 2016.

In March 2016, the NJBPU approved Middlesex’s request to borrow up to $16.0 million through the New Jersey Environmental Infrastructure Trust (NJEIT) under the New Jersey SRF long-term loan program utilizing first mortgage bonds.  The proceeds will be used to fund the current year RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Under the SRF program, borrowers first enter into a construction loan with the NJEIT, for which Middlesex closed on an $11.8 million zero percent (0%) arrangement on June 28, 2016. Through September 30, 2016, Middlesex has drawn down $2.8 million and expects to draw down the remaining proceeds during the fourth quarter of 2016. When construction on a qualifying project is substantially complete, the NJEIT will coordinate the conversion of the construction loan into a twenty year long-term securitized loan with 75% of the principal balance having a stated interest rate of zero percent (0%) and 25% of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The NJEIT generally schedules its long-term debt financings in November and May.

In July 2016, the NJBPU approved Middlesex’s request to borrow up to $4.0 million under the New Jersey SRF program to fund the upgrade of a booster station at one of its well fields. Based on the current construction schedule, Middlesex expects to close on the SRF construction loan in December 2016 with proceeds requisitions occurring through September 2017.

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

Index

equivalents is classified as a Level 1 measurement and the fair value of the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Company’s bonds were as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
First Mortgage Bonds	$82,407	$86,236	$85,143	$87,972
SRF Bonds	$379	$381	$457	$459

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $56.0 million and $54.7 million at September 30, 2016 and December 31, 2015, respectively. Customer advances for construction have carrying amounts of $20.9 million and $20.5 million at September 30, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2016		2015
Basic:	Income	Shares	Income	Shares
Net Income	$8,813	16,284	$6,743	16,202
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$8,777	16,284	$6,707	16,202

Basic EPS	$0.54		$0.41

Diluted:
Earnings Applicable to Common Stock	$8,777	16,284	$6,707	16,202
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$8,800	16,440	$6,730	16,358

Diluted EPS	$0.54		$0.41

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2016		2015
Basic:	Income	Shares	Income	Shares
Net Income	$19,522	16,262	$15,467	16,161
Preferred Dividend	(108)		(108)
Earnings Applicable to Common Stock	$19,414	16,262	$15,359	16,161

Basic EPS	$1.19		$0.95

Diluted:
Earnings Applicable to Common Stock	$19,414	16,262	$15,359	16,161
$7.00 Series Preferred Dividend	50	115	50	115
$8.00 Series Preferred Dividend	18	41	18	41
Adjusted Earnings Applicable to Common Stock	$19,482	16,418	$15,427	16,317

Diluted EPS	$1.19		$0.95

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2016	2015	2016	2015
Revenues:
Regulated	$33,989	$31,120	$89,797	$83,998
Non – Regulated	3,949	3,650	11,685	11,445
Inter-segment Elimination	(144)	(116)	(384)	(343)
Consolidated Revenues	$37,794	$34,654	$101,098	$95,100

Operating Income:
Regulated	$13,516	$10,938	$30,940	$25,774
Non – Regulated	640	522	1,845	1,604
Consolidated Operating Income	$14,156	$11,460	$32,785	$27,378

Net Income:
Regulated	$8,154	$6,466	$18,226	$14,653
Non – Regulated	659	277	1,296	814
Consolidated Net Income	$8,813	$6,743	$19,522	$15,467

Capital Expenditures:
Regulated	$14,011	$6,613	$33,961	$19,232
Non – Regulated	24	38	185	65
Total Capital Expenditures	$14,035	$6,651	$34,146	$19,297

	As of	As of
	September 30,	December 31,
	2016	2015
Assets:
Regulated	$611,400	$581,321
Non – Regulated	7,047	6,436
Inter-segment Elimination	(5,999)	(6,374)
Consolidated Assets	$612,448	$581,383

Note 6 – Short-term Borrowings

As of September 30, 2016, the Company has established lines of credit aggregating $60.0 million. At September 30, 2016, the outstanding borrowings under these credit lines were $13.6 million at a weighted average interest rate of 1.51%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average Daily Amounts Outstanding	$11,734	$17,304	$6,177	$16,992
Weighted Average Interest Rates	1.54%	1.19%	1.52%	1.18%

Index

The maturity dates for the $13.6 million outstanding as of September 30, 2016 are all in October 2016 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Treated	$804	$775	$2,360	$2,271
Untreated	675	674	1,911	1,869
Total Costs	$1,479	$1,449	$4,271	$4,140

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

Guarantees - Under an agreement with the County of Monmouth, New Jersey (Monmouth County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM) to operate a leachate pretreatment facility, owned by Monmouth County, at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Middlesex expects to act as guarantor of AWM’s performance through at least August 2018 and is contractually obligated to act as guarantor of AWM’s performance through 2028 unless another guarantor, acceptable to Monmouth County, is identified. Under agreements with AWM and Natural Systems Utilities, Inc. (NSU), the parent company of AWM, Middlesex earns a fee for providing the guaranty of AWM’s performance to Monmouth County. In addition, Middlesex provides operational support to the project if necessary, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County.

Middlesex believes it is unlikely any payments would be made under Middlesex’s guaranty of AWM’s performance to Monmouth County. If requested to perform under the guaranty to Monmouth County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to Monmouth County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of September 30, 2016 and December 31, 2015, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million.

Index

Construction

The Company expects to spend approximately $46 million for its construction program in 2016. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for the annual contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three months ended September 30, 2016 and 2015, the Company made Pension Plan cash contributions of $1.0 million. For the nine months ended September 30, 2016 and 2015, the Company made Pension Plan cash contributions of $2.5 million and $2.0 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $0.5 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three months ended September 30, 2016, the Company made Other Benefits Plan cash contributions of $0.2 million. For the three months ended September 30, 2015, the Company did not make any Other Benefits Plan cash contributions. For the nine months ended September 30, 2016 and 2015, the Company made Other Benefits Plan cash contributions of $0.7 million and $0.8 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $0.2 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2016	2015	2016	2015

Service Cost	$577	$639	$275	$343
Interest Cost	761	724	488	480
Expected Return on Assets	(1,004)	(980)	(558)	(527)
Amortization of Unrecognized Losses	357	411	443	565
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$691	$794	$216	$429

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2016	2015	2016	2015

Service Cost	$1,731	$1,918	$824	$1,029
Interest Cost	2,284	2,171	1,464	1,441
Expected Return on Assets	(3,011)	(2,939)	(1,674)	(1,580)
Amortization of Unrecognized Losses	1,070	1,234	1,330	1,696
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(1,296)	(1,296)
Net Periodic Benefit Cost	$2,074	$2,384	$648	$1,290

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

Outlook

Revenues in 2016 are expected to continue to be favorably impacted by the following:

•	The full year effect of Middlesex’s August 2015 $5.0 million rate increase;
•	Increased needs for water by Middlesex wholesale contract customers;
•	Rate increases for Pinelands Water, Pinelands Wastewater and Twin Lakes implemented in the second quarter of 2016 (see “Recent Developments” above regarding rate increases); and
•	The increase in the Tidewater DSIC (see “Recent Developments” above regarding DSIC).

Revenues and earnings are influenced by weather. The increased water demands in 2016 may not reoccur in 2017. Changes in water usage patterns, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. As operating costs are anticipated to increase in 2017 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Operating expenses in 2016 will continue to be favorably impacted by lower employee benefit plan expenses, primarily resulting from a market-driven higher discount rate used in the 2016 actuarial valuation of our retirement benefit plans. For 2017, current market-driven trending indicators portend a lower discount rate which consequently would result in higher employee benefit plan expenses.

Our strategy for profitable growth is focused on five key areas:

•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;

•	Timely and adequate recovery of prudent investments in utility plant required to maintain appropriate utility services;

•	Operate municipal, commercial and industrial water and wastewater systems under contract;

Index

•	Invest in renewable energy projects that are complementary to the provision of water and wastewater services, and to our core water and wastewater competencies; and

•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

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

Results of Operations – Three Months Ended September 30, 2016

	(In Thousands)
	Three Months Ended September 30,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$33,946	$3,848	$37,794	$31,093	$3,561	$34,654
Operations and maintenance expenses	13,527	3,072	16,599	13,856	2,916	16,772
Depreciation expense	3,194	49	3,243	2,988	44	3,032
Other taxes	3,709	87	3,796	3,311	79	3,390
Operating income	13,516	640	14,156	10,938	522	11,460

Other income, net	82	525	607	195	26	221
Interest expense	1,427	—	1,427	1,483	22	1,505
Income taxes	4,017	506	4,523	3,184	249	3,433
Net income	$8,154	$659	$8,813	$6,466	$277	$6,743

Operating Revenues

Operating revenues for the three months ended September 30, 2016 increased $3.1 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $2.3 million due to:
o	Sales to General Metered Service and Public/Private Fire customers increased by $1.5 million, due to the New Jersey Board of Public Utilities (NJBPU)-approved rate increase implemented in August 2015 ($0.9 million) and favorable weather conditions ($0.6 million); and
o	Sales to Contract customers increased by $0.8 million primarily due to higher water demand;
•	Tidewater System revenues increased $0.5 million due to additional customers ($0.4 million) and weather-related demand ($0.1 million);
•	Pinelands revenues increased $0.1 million due to the NJBPU-approved rate increases implemented in May 2016 and weather-related demand;
•	USA’s revenues increased $0.1 million due to additional supplemental service revenues earned under our contract to operate the Avalon water utility, sewer utility and storm water system; and
•	USA-PA’s revenues increased $0.1 million from scheduled fixed fee increases under our contract with Perth Amboy.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2016 decreased $0.2 million from the same period in 2015, primarily related to the following factors:

•	Employee benefit expense decreased by $0.3 million due primarily to lower retirement plan costs. The 2016 costs were calculated using a higher discount rate than in the 2015 calculation of our net periodic plan costs;
•	Labor costs increased by $0.3 million due to higher average labor rates and increased headcount, partially offset by higher capitalized labor at Middlesex; and
•	All other operation and maintenance expense categories decreased $0.2 million.

Depreciation

Depreciation expense for the three months ended September 30, 2016 increased $0.2 million from the same period in 2015 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2016 increased $0.4 million from the same period in 2015, primarily due to higher gross revenue taxes on increased Middlesex system revenues.

Other Income, net

Other Income, net for the three months ended September 30, 2016 increased $0.4 million from the same period in 2015, due primarily to the recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe.

Interest Charges

Interest charges for the three months ended September 30, 2016 decreased $0.1 million from the same period in 2015 due to lower average long-term and short-term debt balances outstanding.

Income Taxes

Income taxes for the three months ended September 30, 2016 increased $1.1 million from the same period in 2015 due to higher taxable income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2016 increased $2.1 million as compared with the same period in 2015. Basic and diluted earnings per share were $0.54 and $0.41 for the three months ended September 30, 2016 and 2015, respectively.

Index

Results of Operations – Nine Months Ended September 30, 2016

	(In Thousands)
	Nine Months Ended September 30,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$89,712	$11,386	$101,098	$83,923	$11,177	$95,100
Operations and maintenance expenses	39,075	9,140	48,215	39,894	9,195	49,089
Depreciation expense	9,420	141	9,561	8,830	132	8,962
Other taxes	10,277	260	10,537	9,425	246	9,671
Operating income	30,940	1,845	32,785	25,774	1,604	27,378

Other income, net	317	519	836	385	20	405
Interest expense	3,841	—	3,841	3,992	66	4,058
Income taxes	9,190	1,068	10,258	7,514	744	8,258
Net income	$18,226	$1,296	$19,522	$14,653	$814	$15,467

Operating Revenues

Operating revenues for the nine months ended September 30, 2016 increased $6.0 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $5.5 million due to:
o	Sales to General Metered Service and Public/Private Fire customers increased by $4.2 million, from a NJBPU-approved rate increase implemented in August 2015 ($3.2 million) and favorable weather conditions ($1.0 million); and
o	Sales to Contract customers increased by $1.3 million due to higher water demand ($1.2 million) and from a NJBPU-approved rate increase implemented in August 2015 ($0.1 million);
•	Tidewater System revenues increased $0.1 million due to additional customers ($0.6 million) mostly offset by lower customer demand from unfavorable weather conditions in late-spring and early summer ($0.5 million);
•	White Marsh revenues increased $0.1 million due to new contracts to operate water and wastewater systems as well as additional billable supplemental services under existing contracts;
•	Pinelands revenues increased $0.1 million due to the NJBPU-approved rate increase implemented in May 2016 and weather-related demand; and
•	All other revenue categories increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2016 decreased $0.9 million from the same period in 2015, primarily related to the following factors:

•	Employee benefit expense decreased by $1.0 million due primarily to lower retirement plan costs. The 2016 costs were calculated using a higher discount rate than in the 2015 calculation of our net periodic plan costs;
•	Decreased cold weather main break repair activity, as compared to 2015, resulted in lower costs of $0.2 million in our Middlesex System; and
•	Variable production costs decreased $0.2 million, due primarily to improved non-revenue water management and higher raw water quality in our Middlesex System; and
•	Labor costs increased by $0.5 million due to company-wide higher average labor rates and increased headcount, partially offset by higher capitalized labor at Middlesex.

Index

Depreciation

Depreciation expense for the nine months ended September 30, 2016 increased $0.6 million from the same period in 2015 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2016 increased $0.9 million from the same period in 2015, primarily due to higher gross revenue taxes on increased Middlesex system revenues.

Other Income, net

Other Income, net for the nine months ended September 30, 2016 increased $0.4 million from the same period in 2015, due primarily to the recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe.

Interest Charges

Interest charges for the nine months ended September 30, 2016 decreased $0.2 million from the same period in 2015due to lower average long-term and short-term debt balances outstanding.

Income Taxes

Income taxes for the nine months ended September 30, 2016 increased $2.0 million from the same period in 2015, primarily due to higher taxable income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2016 increased $4.1 million as compared with the same period in 2015. Basic and diluted earnings per share were $1.19 and $0.95 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Increases in cash flows from operations are largely based on four factors: favorable weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the comparative nine month periods ended September 30, 2016 and 2015, cash flows from operating activities increased $1.5 million to $30.7 million. This increase in cash flows, which resulted primarily from higher water sales offset by higher income tax payments, enabled us to internally fund approximately 90% of current year utility plant expenditures.

Investing Cash Flows

For the comparative nine month periods ended September 30, 2016 and 2015, cash flows used in investing activities increased $16.2 million to $34.1 million, which was attributable to higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Financing Cash Flows

For the comparative nine month periods ended September 30, 2016 and 2015, cash flows provided by financing activities increased $10.7 million to $1.5 million. The increase in cash flows provided by financing activities resulted from increased short-term debt funding offset by higher net cash outflows for long-term debt.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan (the Investment Plan) and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our current year capital program.

The capital investment program for 2016 is currently estimated to be $46 million. We currently project that we may invest approximately $112 million in 2017 and 2018 on capital projects. The actual amount and timing is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Through September 30, 2016, we have spent $34.1 million and expect to expend approximately $12 million on capital projects for the remainder of 2016.

To fund our capital program for the remainder of 2016, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the sale of common stock through the Investment Plan;
•	Proceeds from the 2016 New Jersey and Delaware State Revolving Fund programs (up to $9.0 million and $0.1 million, respectively); and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of September 30, 2016, there remains $46.4 million to draw upon.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.1 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

Our risks associated with commodity price increases for chemicals, electricity and other commodities are mitigated through contractual arrangements and the ability to recover price increases through rates approved by our economic regulators. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.33(a)	Amendment to Uncommitted Line of Credit Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A.
31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 1, 2016