Form 10-K
period 2016-12-31
MIDDLESEX WATER CO
filed 2017-03-03
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐          No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016 was $681,909,915 based on the closing market price of $43.38 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 28, 2017:

Common Stock, No par Value 16,297,496 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2017, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2016 fiscal year, is incorporated by reference into Part III.

MIDDLESEX WATER COMPANY

FORM 10-K

Index

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Middlesex Water Company (the “Company”) intends that these statements be covered by the safe harbors created under those laws. They include, but are not limited to statements as to:

-	expected financial condition, performance, prospects and earnings of the Company;
-	strategic plans for growth;
-	the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-	the Company’s expected liquidity needs during the upcoming fiscal year and beyond and the sources and availability of funds to meet its liquidity needs;
-	expected customer rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	financial projections;
-	the expected amount of cash contributions to fund the Company’s retirement benefit plans, anticipated discount rates and rates of return on plan assets;
-	the ability of the Company to pay dividends;
-	the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	the safety and reliability of the Company’s equipment, facilities and operations;
-	the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	trends; and
-	the availability and quality of our water supply.

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

The Company’s principal executive offices are located at 1500 Ronson Road, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our website address is http://www.middlesexwater.com. We make available, free of charge through our website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC).

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 60% of our 2016 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of approximately 219,000. Contract sales to the Townships of Edison and Marlboro, the City of Rahway and the Old Bridge Municipal Utilities Authority are supplemental to the water systems owned and operated by these customers. Middlesex is the sole source of water for the Borough of Highland Park and the Township of East Brunswick.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2016 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 43,000 retail customers for residential, commercial and fire protection purposes in nearly 400 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates or maintains more than 50 water and/or wastewater systems under contracts that serve approximately 4,000 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 26% of our 2016 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water treatment and distribution system and its wastewater collection system under a 20-year agreement, which expires in 2018. USA-PA serves approximately 11,700 homes and businesses, most of which are served by both the water and wastewater systems. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 8% of our 2016 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses and its term is concurrent with USA-PA’s contract with Perth Amboy.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2016 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2016 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,200 Avalon homes and businesses, most of which are served by both the water and wastewater collection systems. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA also provides unregulated water and wastewater services under contract with several other smaller New Jersey municipalities.

Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware various water and wastewater related home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021.

USA produced approximately 2% of our 2016 consolidated operating revenues.

Index

TESI System

TESI provides wastewater collection and treatment services to approximately 3,400 residential retail customers in Sussex County, Delaware. TESI produced approximately 2% of our 2016 consolidated operating revenues.

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2016 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2016	2015	2014

Operating Revenues	$132,906	$126,025	$117,139

Operating Income	$40,632	$35,840	$34,392

Net Income	$22,742	$20,028	$18,445

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2016	2015	2014

Residential	48.3%	48.5%	48.4%
Commercial	10.6	10.4	10.0
Industrial	6.9	6.5	6.7
Fire Protection	8.8	8.9	9.3
Contract Sales	11.7	11.2	11.3
Contract Operations	11.0	11.5	11.5
Other	2.7	3.0	2.8
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey, Delaware and Pennsylvania water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey, Delaware and Pennsylvania.

Middlesex System

Our Middlesex System, which produced approximately 15.1 billion gallons in 2016, obtains water from surface sources and wells (groundwater sources). In 2016, surface sources of water provided approximately 74% of the Middlesex System’s water supply, groundwater sources provided approximately 19% from 31 wells and the balance was purchased from a non-affiliated regulated water utility. The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). Middlesex is under contract with the NJWSA, which expires November 30, 2023, and provides for

Index

average purchases of 27.0 million gallons per day (mgd) of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to, and treated at, the Middlesex Carl J. Olsen (CJO) Water Treatment Plant. Middlesex also has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2021, provides for minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater System

Our Tidewater System produced approximately 2.1 billion gallons in 2016 from 162 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the nearly 400 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 152.0 million gallons in 2016. The aggregate pumping capacity of the four wells is 2.2 mgd.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 95.8 million gallons in 2016.

Bayview System

Water supply to Bayview customers is derived from two wells, which produced approximately 7.3 million gallons in 2016.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Sussex County, Delaware, which are not interconnected. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 107.7 million gallons in 2016.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 15.4 million gallons in 2016.

Employees

As of December 31, 2016, we had a total of 309 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Index

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

Regulation of Rates and Services

For regulated rate setting purposes, we account separately for operations in New Jersey, Delaware and Pennsylvania to facilitate independent rate setting by the applicable Utility Commissions.

In determining our regulated utility rates, the respective Utility Commissions consider the revenue, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the respective Utility Commissions do not guarantee achievement to us of specific rates of return for our New Jersey, Delaware and Pennsylvania regulated utility operations. Thus, we may not achieve the stated rates of return authorized by the Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In August 2015, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The new base water rates were needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015.

Index

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $4.2 million. The new base water rates were designed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

On November 1, 2016, Middlesex implemented a NJBPU-approved purchased water adjustment clause sufficient to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility.

Tidewater Rate Matters

In August 2014, Tidewater’s Application to the DEPSC seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $0.8 million. The new base water rates were designed to recover increased costs and a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on August 19, 2014.

Effective January 1, 2017, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.3 million annually.

In April 2014, the DEPSC approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

TESI Rate Matters

In October 2014, TESI implemented a DEPSC-approved 33.5% base wastewater rate increase for residential customers in the Plantations development in Delaware (approximately $0.1 million annually).

Pinelands Rate Matters

In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million per year. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Southern Shores Rate Matters

Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes Rate Matters

In June 2016, the PAPUC approved a $0.1 million increase in Twin Lakes’ base water rates, effective June 15, 2016. In November 2015, Twin Lakes had filed a petition seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in over two years.

Future Rate Filings

Management monitors the need for rate relief for our regulated subsidiaries on an ongoing basis. When capital improvements (both made and planned) and/or increases in operation and maintenance costs require rate relief, base rate increase requests are expeditiously filed with those subsidiaries’ Utility Commissions.

Index

Water and Wastewater Quality and Environmental Regulations

Government environmental regulatory agencies regulate our operations in New Jersey, Delaware and Pennsylvania with respect to water supply, treatment and distribution systems and the quality of the water.  They also regulate our operations with respect to wastewater collection, treatment and disposal.

Regulations relating to water quality require us to perform tests to ensure our water meets state and federal quality requirements. In addition, government environmental regulatory agencies continuously review current regulations governing the limits of certain organic compounds found in the water as byproducts of the treatment process. We participate in industry-related research to identify the various types of technology that might reduce the level of organic, inorganic and synthetic compounds found in water. The cost to water utilities to comply with the proposed water quality standards depends in part on the limits set in the regulations and on the method selected to treat the water to the required standards. We regularly test our water to determine compliance with existing required government environmental regulatory agencies’ water quality standards.

Treatment of groundwater in our Middlesex System is by chlorination for primary disinfection purposes. In addition, at certain locations, air stripping is used for removal of volatile organic compounds.

Surface water treatment in our Middlesex System is by conventional treatment; coagulation, sedimentation and filtration. The treatment process includes pH adjustment, chlorination for disinfection, and corrosion control for the distribution system.

Treatment of groundwater in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH correction and filtration for nitrate and iron removal and granular activated carbon filtration for organics removal. Chloramination is used for final disinfection at Southern Shores.

Treatment of groundwater in the Pinelands, Bayview and Twin Lakes Systems (primary disinfection only) is performed at individual well sites.

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

Index

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	58	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	58	Vice President, Treasurer and Chief Financial Officer
Richard M. Risoldi	60	Vice President-Operations and Chief Operating Officer
Jay L. Kooper	44	Vice President-General Counsel and Secretary
Bernadette M. Sohler	56	Vice President-Corporate Affairs
Lorrie B. Ginegaw	41	Vice President–Human Resources
Gerard L. Esposito	65	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in November 2004 as Executive Vice President and was named President and Chief Executive Officer and became a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board of Directors of Middlesex.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit Boards including the New Jersey Utilities Association (Past Chairman of the Board), the Water Research Foundation (presently Vice Chairman of the Board) and the National Association of Water Companies (Past President).

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

Jay L. Kooper – Mr. Kooper joined the Company in March 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  He is a member of the New Jersey State Bar Association and currently serves as Vice Chair of its Public Utility Law Section.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994, was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several non-profit Boards, is the Chair of the New Jersey Utilities Association’s Communications Committee and is a member of the American Water Works Association.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and

Index

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

Adverse economic conditions could negatively impact our customers’ water usage demands, particularly the level of water usage demand by our commercial and industrial customers in our Middlesex System. If water demand by our commercial and industrial customers in our Middlesex System were negatively impacted, our financial condition and results of operations could continue to be negatively impacted.

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

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $223 million for capital projects through 2019. We must obtain approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our operating facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss and internet, telecommunications or data network failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause service interruption, delays and loss of critical data or, impede aspects of operations and therefore, adversely affect our financial results.

Cyber-attacks on entities around the world have caused operational failures and/or compromised corporate and personal data. Such attacks could result in the loss, or compromise, of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other management functions. Possible impacts associated with a cyber-incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance

Index

with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

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

Our water sources or water service provided to customers may become contaminated by naturally-occurring or man-made compounds and events. This may cause disruption in services and impose operational and regulatory enforcement costs upon us to restore the water to required levels of quality as well as may damage our reputation and cause private litigation claims against us.

Our sources of water or water in our distribution systems may become contaminated by naturally-occurring or man-made compounds or other events. In the event that any portion of our water supply sources or water distribution systems is contaminated, we may need to interrupt service to our customers until we are able to remediate the contamination or substitute the flow of water from an uncontaminated water source through existing interconnections with other water purveyors or through our transmission and distribution systems, where possible. We may also incur significant costs in treating any contaminated water, or remediating the effects on our treatment and distribution systems, through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water supply in a cost-effective manner, may reduce our revenues and make us less profitable.

We may be unable to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. In addition, we could be subject to claims for damages arising from government enforcement actions or other lawsuits arising out of interruption of service or human exposure to hazardous substances in our drinking water and water supplies. Such costs could adversely affect our financial results.

Contamination of the water supply or the water service provided to our customers could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation, which are inherently subject to uncertainties and are potentially subject unfavorable rulings. Negative impacts to our profitability and our reputation may occur even if we are not responsible for the contamination or the consequences arising out of human exposure to contamination or hazardous substances in the water or water supplies. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Index

We face competition from other water and wastewater utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities or other entities authorized by federal, state or local agencies to provide utility services. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is often competitive, particularly in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing entities have challenged, and may challenge in the future, our applications for new franchises. Also, third parties entering into long-term agreements to operate municipal utility systems may adversely affect our long-term agreements to supply water or wastewater services on a contract basis to municipalities, which could adversely affect our financial results.

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

Middlesex entered into agreements, expiring in 2028, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, (NSU) the parent company of AWM, and the County of Monmouth, New Jersey (County) for the operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreement, AWM operates the County-owned landfill leachate pretreatment facility. Middlesex is the guarantor of AWM's performance under the agreement (the Guaranty), for which Middlesex earns a fee, in addition to providing operational support if necessary. If asked to perform under the Guaranty, Middlesex could be required to fulfill the remaining operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations. NSU and AWM have agreed to indemnify Middlesex for any costs Middlesex may incur in connection with its Guaranty to the County.

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

Index

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

Because of physical and operational threats to the health and security of the United States of America, we employ procedures to review and modify, as necessary, physical and other security measures at our facilities. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. We have incurred, and will continue to incur, costs for security measures to protect against such risks.

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

Index

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

Index

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

Tidewater System

The Tidewater System is comprised of 84 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 727 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 8.3 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of two buildings totaling approximately 8,400 square feet.

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

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 42.2 miles of sewer lines.

Twin Lakes System

Twin Lakes owns one operational well site, which is located in the Township of Shohola, Pike County, Pennsylvania. Water is transported to our customers through 3.7 miles of distribution mains.

Index

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2016, there were 1,732 holders of record.

2016	High	Low	Dividend

Fourth Quarter	$44.48	$32.82	$0.2113
Third Quarter	$43.99	$32.51	$0.1988
Second Quarter	$44.11	$30.50	$0.1988
First Quarter	$32.10	$25.00	$0.1988

2015	High	Low	Dividend

Fourth Quarter	$28.02	$23.40	$0.1988
Third Quarter	$24.98	$22.12	$0.1925
Second Quarter	$23.85	$21.24	$0.1925
First Quarter	$23.48	$21.57	$0.1925

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

The Company periodically issues shares of common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for the Company’s common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the SEC, increasing the number of NJBPU-authorized shares to 3.0 million. The Company raised approximately $1.5 million through the issuance of 42,604 shares under the Investment Plan during 2016.

The Company maintains a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million awarded shares of the Company's common stock for the 2008 Restricted Stock Plan. Shares issued in connection with the 2008 Restricted Stock

Index

Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares and 0.1 million shares remain available for future awards under the 2008 Restricted Stock Plan.

The Company maintains a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2016, 3,976 shares of the Company’s common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. 68,144 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2011. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2011	2012	2013	2014	2015	2016
Middlesex Water Company	100.00	109.09	121.15	138.38	164.72	272.84
Dow Jones Wilshire 5000 Stock Index	100.00	113.59	148.18	163.84	161.46	178.96
Peer Group	100.00	120.47	154.02	180.07	190.39	272.02

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2016	2015	2014	2013	2012
Operating Revenues	$132,906	$126,025	$117,139	$114,846	$110,379
Operating Expenses:
Operations and Maintenance	65,534	65,167	59,129	60,748	60,458
Depreciation	12,796	12,051	11,444	10,988	10,409
Other Taxes	13,944	12,967	12,174	12,140	11,865
Total Operating Expenses	92,274	90,185	82,747	83,876	82,732
Operating Income	40,632	35,840	34,392	30,970	27,647
Other Income (Expense), Net	(862)	293	(403)	91	857
Interest Charges	5,293	5,554	5,607	5,807	6,725
Income Taxes	11,735	10,551	9,937	8,621	7,383
Net Income	22,742	20,028	18,445	16,633	14,396
Preferred Stock Dividend	144	144	151	190	206
Earnings Applicable to Common Stock	$22,598	$19,884	$18,294	$16,443	$14,190
Earnings per Share:
Basic	$1.39	$1.23	$1.14	$1.04	$0.90
Diluted	$1.38	$1.22	$1.13	$1.03	$0.90
Average Shares Outstanding:
Basic	16,270	16,175	16,052	15,868	15,733
Diluted	16,426	16,331	16,226	16,110	15,995
Dividends Declared and Paid	$0.808	$0.776	$0.763	$0.753	$0.743
Total Assets	$620,161	$581,383	$572,298	$526,815	$558,120
Convertible Preferred Stock	$1,356	$1,356	$1,356	$1,806	$2,273
Long-term Debt	$134,538	$132,908	$132,565	$126,272	$127,861

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Index

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. We also have an investment in a joint venture, Ridgewood Green RME (RGRME), that operates facilities to optimize the production of electricity at the Village of Ridgewood, New Jersey wastewater treatment plant and other municipal facilities. In partnership with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. In addition to performing day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware a menu of water and wastewater related home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 43,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,400 residential retail customers in Sussex Counties, Delaware.

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

Tidewater Distribution System Improvement Charge (DSIC) - Effective January 1, 2017, Tidewater increased its Delaware Public Service Commission (DEPSC)-approved DSIC rate, which is expected to generate $0.3 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Strategy for Growth

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

Rates

Middlesex - In August 2015, Middlesex’s Petition to the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The new base water rates were needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015.

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $4.2 million. The new base water rates were designed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

On November 1, 2016, Middlesex implemented an NJBPU-approved purchased water adjustment clause sufficient to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility.

Tidewater - In August 2014, Tidewater’s Application to the DEPSC seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $0.8 million. The new base water rates were designed to recover increased costs and a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on August 19, 2014.

Effective January 1, 2017, Tidewater increased its DEPSC-approved DSIC rate, which is expected to generate revenues of approximately $0.3 million annually.

In April 2014, the DEPSC approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

TESI - In October 2014, TESI implemented a DEPSC-approved 33.5% base wastewater rate increase for residential customers in the Plantations development in Delaware (approximately $0.1 million annually).

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million per year. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In June 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates, effective June 15, 2016. In November 2015, Twin Lakes had filed a petition seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in over two years.

Index

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns experienced in 2015 and 2016, which contributed to overall increases in operating revenues, may not reoccur in 2017. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. As operating costs are anticipated to increase in 2017 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Organic residential customer growth for 2017 is expected to be consistent with that experienced in recent years.

The Company has projected to spend approximately $223 million on its 2017-2019 capital investment program, including approximately $36 million to construct a large-diameter transmission pipeline that will provide a second connection between Middlesex’s main water treatment plant and distribution system in New Jersey, $34 million on our RENEW Program, our ongoing initiative to eliminate unlined mains in the Middlesex System and $27 million for the upgrade of Middlesex’s main water treatment plant in New Jersey.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 89%, 88% and 88% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively and approximately 98%, 94% and 93% of net income for the years ended December 31, 2016, 2015 and 2014, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2016 as Compared to 2015

	(In Millions)
	Years Ended December 31,
	2016			2015
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$117.9	$15.0	$132.9	$111.1	$14.9	$126.0
Operations and maintenance expenses	53.5	12.0	65.5	53.0	12.2	65.2
Depreciation expense	12.6	0.2	12.8	11.8	0.2	12.0
Other taxes	13.6	0.4	14.0	12.7	0.3	13.0
Operating income	38.2	2.4	40.6	33.6	2.2	35.8

Other income (expense), net	0.4	(1.3)	(0.9)	0.3	—	0.3
Interest expense	5.2	0.1	5.3	5.5	0.1	5.6
Income taxes	11.1	0.6	11.7	9.5	1.0	10.5
Net income	$22.3	$0.4	$22.7	$18.9	$1.1	$20.0

Index

Operating Revenues

Operating revenues for the year ended December 31, 2016 increased $6.9 million from the same period in 2015. This increase was primarily related to the following factors:

•	Middlesex System revenues increased $5.9 million due to:
o	Sales to General Metered Service and Public/Private Fire customers increased by $4.4 million from a NJBPU-approved rate increase implemented in August 2015 ($3.2 million) and favorable weather conditions ($1.2 million); and
o	Sales to Contract customers increased by $1.5 million due to higher water demand ($1.4 million) and from a NJBPU-approved rate increase implemented in August 2015 ($0.1 million);
•	Tidewater System revenues increased $0.6 million primarily due to additional customers;
•	White Marsh revenues increased $0.2 million due to new contracts to operate water and wastewater systems as well as additional billable supplemental services under existing contracts; and
•	Pinelands revenues increased $0.2 million due to the NJBPU-approved rate increase implemented in May 2016 and weather-related demand.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2016 increased $0.4 million from the same period in 2015, primarily related to the following factors:

•	Labor costs increased by $1.6 million due to company-wide higher average labor rates, increased headcount and incentive compensation partially offset by higher capitalized labor at Middlesex;
•	Costs associated with Middlesex’s large main condition assessment program increased $0.3 million;
•	Insurance costs increased $0.3 million primarily due to higher workmen’s compensation premiums;
•	Employee benefit expenses decreased by $1.3 million due primarily to lower retirement plan costs. The 2016 costs were calculated using a higher discount rate than in the 2015 calculation of our net periodic plan costs;
•	Decreased main break repair activity, as compared to 2015, resulted in lower costs of $0.2 million in our Middlesex System;
•	Variable production costs decreased $0.2 million, due primarily to improved non-revenue water management and higher raw water quality in our Middlesex System; and
•	All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2016 increased $0.7 million from the same period in 2015 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2016 increased $1.0 million from the same period in 2015, primarily due to higher gross revenue taxes on increased Middlesex system revenues.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2016 decreased $1.2 million from the same period in 2015, due primarily to a $1.9 million charge in connection with Middlesex’s joint venture equity investment in, and loan to, RGRME. RGRME owns and operates a renewable energy system solution comprised of an anaerobic digester, biogas generator and several solar panel sites for the Village of Ridgewood, New Jersey (Ridgewood). RGRME earns revenues primarily by selling renewable sourced electricity to Ridgewood and charging fees for liquid waste disposal. During the fourth quarter of 2016, RGRME identified that significant additional investment was required to optimize the liquid waste disposal and biogas electric generation process.

Index

Middlesex concluded that RGRME’s inability to effectively operate the renewable energy system without significant additional investment would impair its ability to generate enough cash flow to cover its current and future operating and debt service obligations. Middlesex recorded an allowance for uncollectible notes receivable for $1.7 million and an impairment charge of $0.2 million on its equity investment. Offsetting some of the these losses was the recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe and higher allowance for funds used during construction due to higher construction expenditures.

Interest Charges

Interest charges for the year ended December 31, 2016 decreased $0.3 million from the same period in 2015 due to lower average long-term and short-term debt balances outstanding.

Income Taxes

Income taxes for the year ended December 31, 2016 increased $1.2 million from the same period in 2015, primarily due to higher taxable income in 2016 as compared to 2015.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2016 increased $2.7 million as compared with the same period in 2015. Basic and diluted earnings per share were $1.39 and $1.38 for the year ended December 31, 2016 and 2015, as compared to $1.23 and $1.22, respectively, for the same period in 2015.

Results of Operations for 2015 as Compared to 2014

	(In Millions)
	Years Ended December 31,
	2015			2014
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$111.1	$14.9	$126.0	$103.3	$13.8	$117.1
Operations and maintenance expenses	53.0	12.2	65.2	48.2	10.9	59.1
Depreciation expense	11.8	0.2	12.0	11.2	0.2	11.4
Other taxes	12.7	0.3	13.0	11.9	0.3	12.2
Operating income	33.6	2.2	35.8	32.0	2.4	34.4

Other income (expense), net	0.3	—	0.3	(0.3)	(0.1)	(0.4)
Interest expense	5.5	0.1	5.6	5.5	0.1	5.6
Income taxes	9.5	1.0	10.5	8.9	1.0	9.9
Net income	$18.9	$1.1	$20.0	$17.3	$1.2	$18.5

Operating Revenues

Operating revenues for the year ended December 31, 2015 increased $8.9 million from the same period in 2014 due to the following factors:

•	Middlesex System revenues increased $5.6 million due to NJBPU-approved rate increases implemented in July 2014 (approximately $2.2 million) and August 2015 (approximately $1.6 million) and higher weather-driven customer demand (approximately $1.8 million);
•	Tidewater System revenues increased $1.8 million due to higher demand from existing customers and the October 2014 acquisition of the Dover Air Force Base system;

Index
•	USA-PA’s revenues increased $0.8 million from scheduled fixed fees increases under our contract with Perth Amboy ($1.0 million) partially offset by lower revenues ($0.2 million) under the same contract for supplemental services;
•	TESI’s revenues increased $0.3 million due primarily to base wastewater rate increases effective in October 2014 and April 2015;
•	USA’s revenues increased $0.2 million due to a higher amount of billable supplemental services under our contract to operate the Avalon water, wastewater and storm water system (see corresponding expense increase in “Operation and Maintenance Expense” below); and
•	All other revenues increased $0.2 million.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

Cash flows from operating activities are largely influenced by four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2016, cash flows from operating activities were $47.1 million, which enabled us to internally fund approximately 75% of utility plant expenditures in 2016. This was a decrease in cash flows of $4.1 million from 2015 and resulted primarily from higher payments for income tax and materials and supplies partially offset by higher water sales and timing of payments to vendors.

For the year ended December 31, 2015, cash flows from operating activities increased $18.6 million to $51.2 million. The increase in cash flows from operating activities resulted from a net refund of previously paid federal income taxes resulting from the Company’s adoption of final IRS regulations pertaining to the deductibility of costs that qualify as repairs on tangible property (approximately $8.8 million), income taxes paid and higher net income. The $51.2 million of net cash flow from operations enabled us to internally fund all utility plant expenditures incurred in 2015.

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

Cash Flows Used in Investing Activities

For the year ended December 31, 2016, cash flows used in investing activities increased $23.0 million to $47.4 million, which was attributable to higher utility plant expenditures.

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

Cash Flows Used in Financing Activities

For the year ended December 31, 2016, cash flows from financing activities positively increased $26.7 million to $0.7 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in short-term debt funding.

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

The table below summarizes our estimated capital expenditures for the years 2017-2019.

	(Millions)
	2017	2018	2019	2017-2019
Distribution/Network System	$39.2	$49.9	$45.8	$134.9
Production System	11.6	32.1	20.6	64.3
Information Technolgy (IT) Systems	3.8	0.5	0.7	5.0
Other	5.6	6.4	6.7	18.7
Total Estimated Capital Expenditures	$60.2	$88.9	$73.8	$222.9

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution/Network System-Projects associated with installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program. RENEW is our ongoing initiative to eliminate unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to spend approximately $11.8 million in 2017 and $11.2 million in both 2018 and 2019. Construction of a large-diameter transmission pipeline that will provide a second connection between Middlesex’s Carl J. Olsen (CJO) water treatment plant and our distribution system is expected to result in approximately $35.5 million of expenditures beginning in 2017 through 2019.
•	Production System-Projects associated with our water production and water/wastewater treatment plants, including expenditures of approximately $2.8 million in 2017 for the upgrade of a booster station at one of Middlesex’s well fields and approximately $27.0 million of expenditures beginning in 2017 through 2019 for the upgrade of the CJO water treatment plant.
•	IT Systems-Upgrade of our enterprise resource planning system and hardware and software purchases for our other IT systems.
•	Other-Purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program in 2017, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the 2016 and 2017 New Jersey SRF program (approximately $19.0 million depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below) ; and
•	Short-term borrowings, as needed, through $60.0 million of available lines of credit with several financial institutions. As of December 31, 2016, there remains $48.0 million of available credit under these lines.

Index

Sources of Liquidity

Short-term Debt. The Company had established lines of credit aggregating $60.0 million throughout 2016. At December 31, 2016, the outstanding borrowings under these credit lines were $12.0 million, at a weighted average interest rate of 1.71%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $7.4 million and $15.3 million at 1.54% and 1.19% for the years ended December 31, 2016 and 2015, respectively.

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

Under the New Jersey SRF program, borrowers first enter into a construction loan with the New Jersey Environmental Infrastructure Trust (NJEIT) at a below market interest rate. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, the NJEIT will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJEIT is up to thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. The NJEIT generally schedules its long-term debt financings in May and November.

In January 2017, the NJBPU approved Middlesex’s request to borrow up to $37.0 million under the New Jersey SRF program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex expects to close on the SRF construction loan in 2017 with proceeds requisitions occurring throughout 2017, 2018 and 2019.

In January 2017, the NJBPU approved Middlesex’s request to borrow up to $10.0 million under the New Jersey SRF program to fund the 2017 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the SRF construction loan in 2017 with proceeds requisitions occurring throughout 2017.

In July 2016, the NJBPU approved Middlesex’s request to borrow up to $4.0 million under the New Jersey SRF program to fund the upgrade of a booster station at one of its well fields. Middlesex expects to close on the SRF construction loan in 2017 with proceeds requisitions occurring through September 2017.

In March 2016, the NJBPU approved Middlesex’s request to borrow up to $16.0 million under the New Jersey SRF program to fund the 2016 RENEW Program. Middlesex closed on an $11.8 million zero percent (0%) SRF construction loan on June 28, 2016. Through December 31, 2016, Middlesex has drawn down $7.5 million and expects to draw down the remaining proceeds during the first quarter of 2017. The NJEIT notified the Company that it has scheduled this project to be included in the May 2017 long-term loan financing.

In February 2016, Tidewater closed on a $1.2 million General Obligation Note loan with the Delaware SRF program to fund the replacement of the water distribution system in a manufactured home community. Tidewater has drawn $1.1 million on this loan and the project is considered complete. The interest rate on the $1.1 million is 2.0% with a final repayment maturity date of February 1, 2036.

In 2015, Tidewater completed the drawdown of a $15.0 million long-term debt transaction. The interest rate on $11.0 million of the loan is 4.45%. $4.0 million of the loan was initially set up as a market-based variable

Index

interest rate transaction, but which was switched to a fixed rate of 4.47% in January 2017. The proceeds were used to pay down short-term debt and for other general corporate purposes. The final maturity date of all borrowings under this loan agreement is April 2040.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with the Investment Plan. The Company raised $1.5 million through the issuance of 42,604 shares under the Investment Plan during 2016. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the United States Securities and Exchange Commission, increasing the number of NJBPU-authorized shares to 3.0 million.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some of these result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2016.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$142.5	$6.2	$13.1	$12.8	$110.4
Notes Payable	12.0	12.0	—	—	—
Interest on Long-term Debt	77.2	5.6	10.4	9.3	51.9
Purchased Water Contracts	31.1	5.7	11.5	8.8	5.1
Wastewater Operations	11.1	5.6	5.5	—	—
Total	$273.9	$35.1	$40.5	$30.9	$167.4

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2016, the Company contributed $5.2 million to its postretirement benefit plans and expects to contribute approximately $4.9 million in 2017. In addition, the table above does not reflect the provision against refundable taxes of $2.3 million related to the Company’s adoption of IRS tangible property repair cost regulations due to the uncertainty of future cash flows (see Note 3 of the Notes to Consolidated Financial Statements for further discussion).

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

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for approximately 89% of Operating Revenues and 99% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

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

Index

The allocation by asset category of retirement benefit plan assets at December 31, 2016 and 2015 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2016	2015	Target	2016	2015	Target
Equity Securities	59.7%	59.1%	55%	54.1%	50.0%	43%
Debt Securities	36.6%	37.8%	38%	43.3%	47.4%	50%
Cash	1.0%	1.3%	2%	2.6%	2.4%	2%
Real Estate/Commodities	2.7%	1.8%	5%	0.0%	0.2%	5%
Total	100.0%	100.0%		100.0%	100.0%

The primary assumptions used for determining future postretirement benefit plans’ obligations and costs are as follows:

•	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
•	Compensation Increase - based on management projected future employee compensation increases;
•	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
•	Mortality –The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2016 for the 2016 valuation); and
•	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our postretirement benefit plans as of December 31, 2016 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.06%	4.06%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2016 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2017 with the annual rate of increase declining 1.0% per year for 2018-2020 and 0.5% per year for 2021-2022, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2022.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(10,873)	$(1,074)
Discount Rate 1% Decrease	13,765	1,306

Index

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(7,508)	$(844)
Discount Rate 1% Decrease	9,756	1,070
Healthcare Cost Trend Rate 1% Increase	8,410	1,440
Healthcare Cost Trend Rate 1% Decrease	(6,633)	(1,115)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate long-term and short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.2 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate long-term and short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

The Company's retirement benefit plan assets are exposed to the market price variations of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover retirement benefit plan costs through rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlesex Water Company

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlesex Water Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middlesex Water Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania

March 3, 2017

Index

 MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2016	2015	2014

Operating Revenues	$132,906	$126,025	$117,139

Operating Expenses:
Operations and Maintenance	65,534	65,167	59,129
Depreciation	12,796	12,051	11,444
Other Taxes	13,944	12,967	12,174

Total Operating Expenses	92,274	90,185	82,747

Operating Income	40,632	35,840	34,392

Other Income (Expense):
Allowance for Funds Used During Construction	619	380	317
Other Income	662	208	281
Other Expense	(2,143)	(295)	(1,001)

Total Other Income (Expense), net	(862)	293	(403)

Interest Charges	5,293	5,554	5,607

Income before Income Taxes	34,477	30,579	28,382

Income Taxes	11,735	10,551	9,937

Net Income	22,742	20,028	18,445

Preferred Stock Dividend Requirements	144	144	151

Earnings Applicable to Common Stock	$22,598	$19,884	$18,294

Earnings per share of Common Stock:
Basic	$1.39	$1.23	$1.14
Diluted	$1.38	$1.22	$1.13

Average Number of
Common Shares Outstanding :
Basic	16,270	16,175	16,052
Diluted	16,426	16,331	16,226

Cash Dividends Paid per Common Share	$0.808	$0.776	$0.763

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2016	2015
UTILITY PLANT:	Water Production	$146,914	$142,794
	Transmission and Distribution	430,880	398,363
	General	63,514	61,322
	Construction Work in Progress	12,196	5,734
	TOTAL	653,504	608,213
	Less Accumulated Depreciation	135,728	126,343
	UTILITY PLANT - NET	517,776	481,870

CURRENT ASSETS:	Cash and Cash Equivalents	3,879	3,469
	Accounts Receivable, net	10,129	10,060
	Unbilled Revenues	6,590	6,246
	Materials and Supplies (at average cost)	4,094	2,600
	Prepayments	2,024	2,035
	TOTAL CURRENT ASSETS	26,716	24,410

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	2,365	2,199
AND OTHER ASSETS:	Regulatory Assets	60,894	58,552
	Operations Contracts, Developer and Other Receivables, net	1,139	2,921
	Restricted Cash	439	439
	Non-utility Assets - Net	9,131	9,199
	Federal Income Tax Receivable	1,408	1,408
	Other	293	385
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	75,669	75,103
	TOTAL ASSETS	$620,161	$581,383

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$153,045	$150,763
	Retained Earnings	65,392	55,931
	TOTAL COMMON EQUITY	218,437	206,694
	Preferred Stock	2,436	2,436
	Long-term Debt	134,538	132,908
	TOTAL CAPITALIZATION	355,411	342,038

CURRENT	Current Portion of Long-term Debt	6,159	5,739
LIABILITIES:	Notes Payable	12,000	3,000
	Accounts Payable	12,343	6,525
	Accrued Taxes	12,385	9,126
	Accrued Interest	1,084	1,104
	Unearned Revenues and Advanced Service Fees	923	880
	Other	2,162	1,945
	TOTAL CURRENT LIABILITIES	47,056	28,319

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	20,846	20,461
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	753	832
	Accumulated Deferred Income Taxes	72,072	67,702
	Employee Benefit Plans	36,139	36,515
	Regulatory Liability - Cost of Utility Plant Removal	11,337	10,876
	Other	1,443	1,597
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	142,590	137,983

CONTRIBUTIONS IN AID OF CONSTRUCTION		75,104	73,043
	TOTAL CAPITALIZATION AND LIABILITIES	$620,161	$581,383

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,742	$20,028	$18,445
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,532	13,087	12,191
Provision for Deferred Income Taxes and Investment Tax Credits	3,553	15,753	3,130
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(423)	(228)	(207)
Cash Surrender Value of Life Insurance	(101)	(76)	(108)
Stock Compensation Expense	829	633	539
Adoption of Repairs on Tangible Property Regulations Net	—	2,680	—
Changes in Assets and Liabilities:
Accounts Receivable	(69)	(48)	1,950
Unbilled Revenues	(344)	(309)	(285)
Materials & Supplies	(1,494)	(347)	(269)
Prepayments	11	(46)	(261)
Accounts Payable	5,818	171	26
Accrued Taxes	3,259	178	816
Accrued Interest	(20)	(30)	(17)
Employee Benefit Plans	(1,601)	(129)	(3,243)
Unearned Revenue & Advanced Service Fees	43	41	2
Other Assets and Liabilities	1,336	(146)	(138)

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,071	51,212	32,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $196 in 2016, $152 in 2015 and $110 in 2014	(47,375)	(25,773)	(22,596)
Restricted Cash	—	1,390	(100)
Investment in Joint Venture	—	—	857

NET CASH USED IN INVESTING ACTIVITIES	(47,375)	(24,383)	(21,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(5,898)	(6,284)	(5,481)
Proceeds from Issuance of Long-term Debt	8,585	7,000	12,246
Net Short-term Bank Borrowings	9,000	(16,000)	(9,450)
Deferred Debt Issuance Expense	(152)	(65)	(141)
Common Stock Issuance Expense	—	(22)
Restricted Cash	—	744	—
Proceeds from Issuance of Common Stock	1,453	1,462	1,493
Payment of Common Dividends	(13,137)	(12,553)	(12,231)
Payment of Preferred Dividends	(144)	(144)	(151)
Construction Advances and Contributions-Net	1,007	(171)	822

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	714	(26,033)	(12,893)
NET CHANGES IN CASH AND CASH EQUIVALENTS	410	796	(2,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,469	2,673	4,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,879	$3,469	$2,673

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,439	$2,441	$6,598
Long-term Debt Deobligation	$476	$466	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,430	$5,702	$5,745
Interest Capitalized	$196	$152	$110
Income Taxes	$5,729	$1,391	$5,903

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2016	2015
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2016 - 16,296; 2015 - 16,225	$153,045	$150,763

Retained Earnings	65,392	55,931
TOTAL COMMON EQUITY	$218,437	$206,694

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10	1,007	1,007
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	80	80
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,436	$2,436

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,415	$1,629
6.25%, Amortizing Secured Note, due May 19, 2028	4,795	5,215
6.44%, Amortizing Secured Note, due August 25, 2030	3,827	4,107
6.46%, Amortizing Secured Note, due September 19, 2031	4,107	4,387
4.22%, State Revolving Trust Note, due December 31, 2022	329	376
3.60%, State Revolving Trust Note, due May 1, 2025	2,062	2,267
3.30% State Revolving Trust Note, due March 1, 2026	431	469
3.49%, State Revolving Trust Note, due January 25, 2027	465	501
4.03%, State Revolving Trust Note, due December 1, 2026	603	651
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	213	254
0.00%, State Revolving Fund Bond, due August 1, 2021	166	203
3.64%, State Revolving Trust Note, due July 1, 2028	276	294
3.64%, State Revolving Trust Note, due January 1, 2028	91	97
3.45%, State Revolving Trust Note, due August 1, 2031	1,015	1,066
6.59%, Amortizing Secured Note, due April 20, 2029	4,302	4,651
7.05%, Amortizing Secured Note, due January 20, 2030	3,271	3,521
5.69%, Amortizing Secured Note, due January 20, 2030	6,709	7,222
4.45%/Variable, Amortizing Secured Note, due April 20, 2040	14,076	14,707
3.75%, State Revolving Trust Note, due July 1, 2031	2,191	2,303
2.00%, State Revolving Trust Note, due February 1, 2036	1,115	—
3.75%, State Revolving Trust Note, due November 30, 2030	1,154	1,216
0.00% Construction Loans	7,470	—
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	107	162
4.25% to 4.63%, Series Y, due August 1, 2018	122	185
0.00%, Series Z, due August 1, 2019	336	446
5.25% to 5.75%, Series AA, due August 1, 2019	440	565
0.00%, Series BB, due August 1, 2021	603	723
4.00% to 5.00%, Series CC, due August 1, 2021	779	895
0.00%, Series EE, due August 1, 2023	2,713	3,132
3.00% to 5.50%, Series FF, due August 1, 2024	3,690	3,690
0.00%, Series GG, due August 1, 2026	903	993
4.00% to 5.00%, Series HH, due August 1, 2026	960	1,300
0.00%, Series II, due August 1, 2024	700	789
3.40% to 5.00%, Series JJ, due August 1, 2027	824	1,010
0.00%, Series KK, due August 1, 2028	1,078	1,167
5.00% to 5.50%, Series LL, due August 1, 2028	1,175	1,365
0.00%, Series MM, due August 1, 2030	1,337	1,437
3.00% to 4.375%, Series NN, due August 1, 2030	1,590	1,675
0.00%, Series OO, due August 1, 2031	2,258	2,408
2.00% to 5.00%, Series PP, due August 1, 2031	780	815
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,408	2,559
3.00% to 3.25%, Series UU, due August 1, 2032	890	935
0.00%, Series VV, due August 1, 2033	2,433	2,577
3.00% to 5.00%, Series WW, due August 1, 2033	865	900
SUBTOTAL LONG-TERM DEBT	142,489	140,279
Add: Premium on Issuance of Long-term Debt	1,495	1,707
Less: Unamortized Debt Expense	(3,287)	(3,339)
Less: Current Portion of Long-term Debt	(6,159)	(5,739)
TOTAL LONG-TERM DEBT	$134,538	$132,908

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at Janaury 1, 2014	15,963	$146,185	$42,560	$188,745

Net Income			18,445	18,445
Dividend Reinvestment & Common Stock Purchase Plan	71	1,493		1,493
Restricted Stock Award, Net - Employees	33	434		434
Stock Award - Board Of Directors	5	105		105
Conversion of $7.00 Convertible Preferred Stock	52	451		451
Cash Dividends on Common Stock			(12,231)	(12,231)
Cash Dividends on Preferred Stock			(151)	(151)
Balance at December 31, 2014	16,124	$148,668	$48,623	$197,291

Net Income			20,028	20,028
Dividend Reinvestment & Common Stock Purchase Plan	63	1,462		1,462
Restricted Stock Award, Net - Employees	33	528		528
Stock Award - Board Of Directors	5	105		105
Cash Dividends on Common Stock			(12,554)	(12,554)
Cash Dividends on Preferred Stock			(144)	(144)
Common Stock Expenses			(22)	(22)
Balance at December 31, 2015	16,225	$150,763	$55,931	$206,694

Net Income			22,742	22,742
Dividend Reinvestment & Common Stock Purchase Plan	43	1,453		1,453
Restricted Stock Award, Net - Employees	24	682		682
Stock Award - Board Of Directors	4	147		147
Cash Dividends on Common Stock			(13,137)	(13,137)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2016	16,296	$153,045	$65,392	$218,437

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

(b) Principles of Consolidation – The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non-Utility Assets and its percentage share of the earnings or losses of the investees in Other Income (Expense).

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

Index

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all active employees who were hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers. The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2016, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2016, 2015 and 2014. These rates have been approved by the NJBPU, DEPSC or PAPUC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.00% - 5.39%	T&D – Mains	1.10% - 3.13%
Water Treatment	1.65% - 7.09%	T&D – Services	2.12% - 3.16%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%
Wastewater Collection	1.42% - 1.81%

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

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2016, 2015 and 2014 for Middlesex and Tidewater are as follows:

	2016	2015	2014
Middlesex	6.73%	6.72%	7.03%
Tidewater	7.92%	7.92%	7.91%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.9 million and $0.8 million as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, bad debt expense was $0.7 million, $0.8 million and $0.7, respectively. For each of the years ended December 31, 2016, 2015 and 2014, write-offs were $0.6 million. Receivables not expected to be received in 2017 are included as non-current assets in Operations Contracts, Developer and Other Receivables, including a loan by Middlesex to Ridgewood Green RME (RGRME).

In 2011, Middlesex entered into a joint venture agreement that established the legal entity RGRME for the purpose of owning and operating a renewable energy facility at a municipal wastewater treatment plant in New Jersey. Construction was completed and the facility began operating in 2013. This public-private partnership includes the production of electricity from solar panels and biogas to meet the electric power needs of the municipal wastewater treatment plant. A major element of the project’s profitability is the ability to procure, and process, an adequate supply of high quality feedstock material from outside sources to supplement the production of biogas. Such feedstock is in the form of fats, oils, grease and other materials from various commercial operations. During the fourth quarter of 2016, RGRME determined that significant additional investment would need to be made to optimize the liquid waste disposal and biogas electricity generation process. As of December 31, 2016, Middlesex had an investment of $0.2 million of equity capital (included in “Non-utility Assets – Net”) and a $1.7 million loan to RGRME (included in “Operations Contracts, Developer and Other Receivables, net”). The Company has determined that it is more likely than not that RGRME will be unable to satisfy its remaining debt service obligation to Middlesex and therefore, an allowance for uncollectible notes receivable of $1.7 million has been recorded. Furthermore, Middlesex has recognized a noncash impairment charge of $0.2 million, representing the Middlesex’s equity investment in RGRME. These charges are included in “Other Expense” on the consolidated statement of income.

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

Index

Customers in portions of the TESI system are billed a fixed service charge in arrears.

Revenues from White Marsh’s base water and wastewater system operating contracts are fixed, billed monthly and are recorded as earned. White Marsh also provides services in addition to the base services provided under its water and wastewater operating contracts, which are billed and recorded as earned.

Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees, which have been set for the life of the contract, are billed monthly and recorded as earned. Variable fees are recorded upon approval of the amount by the City of Perth Amboy.

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

(m) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt issues.

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

(p) Restricted Cash – Restricted cash includes cash proceeds from loan transactions entered into through state financing programs and are held in trusts for debt service.

(q) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(r) Recent Accounting Pronouncements

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

Index

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

Revenue Recognition - In May 2014, the FASB issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. Additionally, the accounting for CIAC may be impacted if these contributions are determined to be revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018. The Company is currently analyzing the impact this standard will have on our financial statements and has begun creating an inventory of its contracts with customers, which consist primarily of regulated municipal water sale contracts and non-regulated operation and maintenance contracts for water and wastewater systems. Based on the Company’s initial interpretation of the guidance, this update is not expected to have an impact on the Company’s regulated municipal water sale contracts. The impact on the Company’s non-regulated operation and maintenance contracts, if any, is not expected to be material. The Company’s non-regulated segment contributed approximately 11% and 2% of total revenues and net income, respectively, for the year ended December 31, 2016. These assessments are preliminary and subject to change pending the Company’s completion of its review of the guidance and its impact on the Company’s contracts with customers, including the determination of whether or not CIAC is considered revenue from contracts with customers.

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

Leases - In February 2016, the FASB issued an update to authoritative guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

Statement of Cash Flows - In August 2016, the FASB issued guidance which amends the previous guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of this guidance is to reduce the diversity in practice that has resulted from the lack of consistent principles on this

Index

topic. The guidance is effective January 1, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Restricted Cash - In November 2016, the FASB issued an update to authoritative guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance is effective January 1, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In August 2015, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.0 million. The new base water rates were needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%. The rate increase became effective on August 29, 2015.

In June 2014, Middlesex’s Petition to the NJBPU seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $4.2 million. The new base water rates were designed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on July 20, 2014.

On November 1, 2016, Middlesex implemented an NJBPU-approved purchased water adjustment clause sufficient to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility.

Tidewater - In August 2014, Tidewater’s Application to the DEPSC seeking permission to increase base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $0.8 million. The new base water rates were designed to recover increased costs and a return on invested capital in rate base of $208.6 million, based on a return on equity of 9.75%. The rate increase became effective on August 19, 2014.

Effective January 1, 2017, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.3 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In April 2014, the DEPSC approved Tidewater’s 50-year agreement with the United States Department of Defense for the privatization of the water system of Dover Air Force Base (DAFB) in Dover, Delaware. On October 1, 2014, Tidewater assumed ownership of the DAFB water utility assets and began providing regulated water service to DAFB under Tidewater’s DEPSC approved tariff rates.

TESI - In October 2014, TESI implemented a DEPSC-approved 33.5% base wastewater rate increase for residential customers in the Plantations development in Delaware (approximately $0.1 million annually).

Index

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. In October 2015, the companies had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.5 million per year. The rate filings were necessitated by capital infrastructure investments the companies have made, or have committed to make, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase will be phased-in over two years.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In June 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates, effective June 15, 2016. In November 2015, Twin Lakes had filed a petition seeking permission to increase its base water rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in over two years.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2016	2015	Recovery Periods
Retirement Benefits	$40,603	$39,378	Various
Income Taxes	15,899	15,541	Various
Rate Cases, Tank Painting, and Other	4,392	3,633	2-10 years
Total	$60,894	$58,552

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

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2016 and 2015, the Company has approximately $11.3 million and $10.9 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

The Company is recovering through customer rates acquisition premiums totaling $0.5 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Index

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2016	2015	2014
Income Tax at Statutory Rate	$12,007	$10,703	$9,786
Tax Effect of:
Utility Plant Related	(1,059)	(920)	(572)
State Income Taxes – Net	770	745	711
Employee Benefits	(5)	7	(6)
Other	22	16	18
Total Income Tax Expense	$11,735	$10,551	$9,937

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$7,305	$(15,203)	$5,920
State	877	1,153	887
Deferred:
Federal	3,325	24,686	3,018
State	307	(6)	191
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$11,735	$10,551	$9,937

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2016	2015
Utility Plant Related	$69,019	$63,281
Customer Advances	(3,430)	(3,510)
Employee Benefits	6,904	5,796
Investment Tax Credits (ITC)	753	832
Net Operating Loss Carryforwards	—	2,311
Other	(421)	(176)
Total Deferred Tax Liability and ITC	$72,825	$68,534

As part of its 2014 Federal income tax return, the Company adopted the final IRS regulations pertaining to the tax deductibility of costs that qualify as repairs on tangible property. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received refunds pertaining to tax years 2012 through 2014 in accordance with IRS regulations. Subsequently, the Company’s 2014 federal income tax return was selected for examination by the IRS. Concurrently with the IRS examination, the Company agreed to extend the statutory review period for its 2012 tax year. It is unknown at this time whether the results of this examination will result in any changes to the filed 2014 tax return. While the

Index

Company believes that its treatment of qualifying tangible property repair costs is proper, its deductibility could be challenged as part of the current examination by the IRS. Therefore, the Company has recorded a provision against refundable taxes of $2.3 million.

It is probable that any net tax benefits that resulted from adopting the regulations will be considered in determining the revenue requirement used to set base rates for the Company in a future regulatory proceeding. Consequently, adoption of the new regulations did not and will not have a significant impact on the Company’s financial statements or effective tax rate.

The statutory review periods for income tax returns for the years prior to 2012 have been closed. In the event that there are interest and penalties associated with income tax adjustments in the current examination and future examinations, these amounts will be reported under interest expense and other expense, respectively. Other than the effects of the provision against refundable taxes discussed above, there are no unrecognized tax benefits resulting from prior period tax positions.

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

Tidewater contracts with the City of Dover, Delaware to purchase treated water of 15.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2016	2015	2014
Untreated	$2.6	$2.5	$2.4
Treated	3.2	3.1	3.1
Total Costs	$5.8	$5.6	$5.5

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater collection systems under a 20-year agreement, which expires in 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses and its term is concurrent with USA-PA’s contract with Perth Amboy.

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater treatment contractor, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2028 unless another guarantor, acceptable to the County, replaces Middlesex before such date. Under agreements with AWM and Natural Systems Utilities, LLC (NSU), the parent company of AWM, Middlesex earns a fee for providing the performance guaranty. In addition, Middlesex may provide operational support to the facility, as needed, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, agree to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County.

Index

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of December 31, 2016 and December 31, 2015, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million and $0.2 million, respectively.

Construction –The Company has projected to spend up to $60.2 million in 2017, $88.9 million in 2018 and $73.8 million in 2019 on its construction program. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2016 and 2015 is summarized below:

	(Millions of Dollars)
	2016	2015
Established Lines at Year-End	$60.0	$60.0
Maximum Amount Outstanding	13.1	19.0
Average Outstanding	7.4	15.3
Notes Payable at Year-End	12.0	3.0
Weighted Average Interest Rate	1.54%	1.19%
Weighted Average Interest Rate at Year-End	1.71%	1.41%

The maturity dates for the Notes Payable as of December 31, 2016 are in January 2017 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company periodically issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the United States Securities and Exchange Commission,

Index

increasing the number of NJBPU-authorized shares to 3.0 million. The cumulative number of shares issued under the Investment Plan at December 31, 2016 is 2.3 million. For the years ended December 31, 2016, 2015 and 2014, the Company raised approximately $1.5 million, respectively, through the issuance of shares under the Investment Plan.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2016, 2015 and 2014, 3,976, 4,795 and 5,082 shares, respectively, of Middlesex common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 68,144 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2016 and 2015, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Long-term Debt

Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan with the New Jersey Environmental Infrastructure Trust (NJEIT) at a below market interest rate. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, the NJEIT will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJEIT is up to

Index

thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. The NJEIT generally schedules its long-term debt financings in May and November.

In March 2016, the NJBPU approved Middlesex’s request to borrow up to $16.0 million under the New Jersey SRF program to fund the 2016 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $11.8 million zero percent (0%) SRF construction loan on June 28, 2016. Through December 31, 2016, Middlesex has drawn down $7.5 million and expects to draw down the remaining proceeds during the first quarter of 2017. The NJEIT notified the Company that it has scheduled this project to be included in the May 2017 long-term loan financing.

In February 2016, Tidewater closed on a $1.2 million General Obligation Note loan with the Delaware SRF program to fund the replacement of the water distribution system in a manufactured home community. Tidewater has drawn $1.1 million on this loan and the project is considered complete. The interest rate on the $1.1 million is 2.0% with a final repayment maturity date of February 1, 2036.

In 2015, Tidewater completed the drawdown of a $15.0 million long-term debt transaction. The interest rate on $11.0 million of the loan is 4.45%. $4.0 million of the loan was initially set up as a market-based variable interest rate transaction, but which was switched to a fixed rate of 4.47% in January 2017. The proceeds were used to pay down short-term debt and for other general corporate purposes. The final maturity date of all borrowings under this loan agreement is April 2040.

Bond Series QQ, RR and SS are term bonds with single maturity dates subsequent to 2020. Principal repayments for all series of the Company’s long-term debt except for Bond Series X, Y, Z and AA extend beyond 2020. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2017	$6.2
2018	$6.6
2019	$6.6
2020	$6.4
2021	$6.4

The weighted average interest rate on all long-term debt at December 31, 2016 and 2015 was 3.88% and 3.87%, respectively. Except for the Amortizing Secured Notes ($42.5 million), all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($55.4 million), the NJEIT program ($34.8 million) and the Delaware SRF program ($9.7 million).

In both 2016 and 2015, the NJEIT de-obligated principal payments of $0.5 million on several series of SRF long-term debt.

Substantially all of the Utility Plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2016. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

Index

	(In Thousands, Except Per Share Amounts)
	2016		2015		2014
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$22,742	16,270	$20,028	16,175	$18,445	16,052
Preferred Dividend	(144)		(144)		(151)
Earnings Applicable to Common Stock	$22,598	16,270	$19,884	16,175	$18,294	16,052
Basic EPS	$1.39		$1.23		$1.14
Diluted:
Earnings Applicable to Common Stock	$22,598	16,270	$19,884	16,175	$18,294	16,052
$7.00 Series Dividend	67	115	67	115	74	133
$8.00 Series Dividend	24	41	24	41	24	41
Adjusted Earnings Applicable to Common Stock	$22,689	16,426	$19,975	16,331	$18,392	16,226
Diluted EPS	$1.38		$1.22		$1.13

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of First Mortgage and State Revolving Fund Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	(Thousands of Dollars)
	At December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$82,786	$84,821	$85,600	$88,431

For other long-term debt issuances for which there is no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt described as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $59.7 million and $54.7 million at December 31, 2016 and December 31, 2015, respectively. Customer advances for construction have carrying amounts of $20.8 million and $20.5 million at December 31, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be

Index

employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2016 and 2015 was $66.8 million and $62.3 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2016 and 2015.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2016	2015	2016	2015
Change in Projected Benefit Obligation:
Beginning Balance	$72,542	$75,043	$46,249	$49,578
Service Cost	2,308	2,558	1,099	1,373
Interest Cost	3,046	2,894	1,952	1,921
Actuarial (Gain) Loss	2,810	(5,915)	141	(6,062)
Benefits Paid	(2,105)	(2,038)	(553)	(561)
Ending Balance	$78,601	$72,542	$48,888	$46,249

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2016	2015	2016	2015
Change in Fair Value of Plan Assets:
Beginning Balance	$52,931	$51,623	$29,018	$27,535
Actual Return on Plan Assets	4,909	11	1,591	350
Employer Contributions	3,635	3,335	1,551	1,694
Benefits Paid	(2,105)	(2,038)	(553)	(561)
Ending Balance	$59,370	$52,931	$31,607	$29,018

Funded Status	$(19,231)	$(19,611)	$(17,281)	$(17,231)

Index

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2016	2015	2016	2015
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	373	327	—	—
Noncurrent Liability	18,858	19,284	17,281	17,231
Net Liability Recognized	$19,231	$19,611	$17,281	$17,231

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost
Service Cost	$2,308	$2,558	$1,894	$1,099	$1,373	$1,032
Interest Cost	3,046	2,894	2,682	1,952	1,921	1,792
Expected Return on Plan Assets	(4,014)	(3,919)	(3,534)	(2,213)	(2,107)	(1,937)
Amortization of Net Actuarial Loss	1,426	1,645	416	1,773	2,261	1,413
Amortization of Prior Service Cost/(Credit)	—	—	2	(1,728)	(1,728)	(1,728)
Net Periodic Benefit Cost	$2,766	$3,178	$1,460	$883	$1,720	$572

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2017 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,566	$1,781
Prior Service Credit	—	(1,728)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of December 31, 2016, 2015 and 2014, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	4.06%	4.26%	3.91%	4.06%	4.26%	3.91%
Benefit Cost	4.26%	3.91%	4.87%	4.26%	3.91%	4.87%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Index

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2016 for the 2016 valuation).

For the 2016 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2017 with the annual rate of increase declining 1.0% per year for 2018-2020 and 0.5% per year for 2021-2022, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2022.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year’s Service and Interest Cost	$673	$(514)
Effect on Projected Benefit Obligation	$8,410	$(6,633)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2017	$2,391	$1,030
2018	2,440	1,277
2019	2,455	1,497
2020	2,847	1,641
2021	3,046	1,851
2022-2026	22,178	11,278
Totals	$35,357	$18,574

Benefit Plans Assets

The allocation of plan assets at December 31, 2016 and 2015 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2016	2015	Target	2016	2015	Target
Equity Securities	59.7%	59.1%	55%	54.1%	50.0%	43%
Debt Securities	36.6%	37.8%	38%	43.3%	47.4%	50%
Cash	1.0%	1.3%	2%	2.6%	2.4%	2%
Real Estate/Commodities	2.7%	1.8%	5%	0.0%	0.2%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Index

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

Equity securities include Middlesex common stock in the amounts of $0.8 million (1.4% of total Pension Plan assets) and $1.0 million (2.0 % of total Pension Plan assets) as of December 31, 2016 and 2015, respectively.

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual Funds	$49,439	$—	$—	$49,439
Money Market Funds	648	—	—	648
Common Equity Securities	9,283	—	—	9,283
Total Investments	$59,370	$—	$—	$59,370

	(Thousands of Dollars)
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual Funds	$43,623	$—	$—	$43,623
Money Market Funds	652	—	—	652
Common Equity Securities	8,656	—	—	8,656
Total Investments	$52,931	$—	$—	$52,931

Index

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$17,096	$—	$—	$17,096
Money Market Funds	826	—	—	826
Preferred Equity Securities	108	—	—	108
Agency/US/State/Municipal Debt	—	13,577	—	13,577
Total Investments	$18,030	$13,577	$—	$31,607

	(Thousands of Dollars)
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual Funds	$14,572	$—	$—	$14,572
Money Markey Funds	688	—	—	688
Preferred Equity Securities	224	—	—	224
Agency/US/State/Municipal Debt	—	13,534	—	13,534
Total Investments	$15,484	$13,534	$—	$29,018

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2016 and expects to make approximately $3.3 million of cash contributions in 2017.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.6 million in 2016 and expects to make approximately $1.6 million of cash contributions in 2017.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.6 million for each of the years ended December 31, 2016, 2015 and 2014.

For those employees hired after March 31, 2007, and still actively employed on December 31, 2016, the Company approved, and will fund, a discretionary contribution of $0.4 million which was based on 5.0% of eligible 2016 compensation. For the years ended December 31, 2015 and 2014, the Company made discretionary contributions of $0.4 million and $0.3 million, respectively, for qualifying employees.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million shares of the Company's common stock for the 2008 Restricted Stock Plan. Shares issued in connection with the 2008 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares, for which 0.1 million remain as unissued shares.

Index

The Company recognizes compensation expense at fair value for the 2008 Restricted Stock Plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2014	117	$1,216
Granted	33	711	$21.46
Vested	(22)	—
Forfeited	(1)	(10)
Amortization of Compensation Expense	—	(434)
Balance, December 31, 2014	127	$1,483
Granted	33	741	$22.65
Vested	(12)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(528)
Balance, December 31, 2015	148	$1,696
Granted	24	750	$30.85
Vested	(25)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(682)
Balance, December 31, 2016	147	$1,764

The fair value of vested restricted shares was $0.9 million and $0.3 million as of December 31, 2016 and 2015, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2016	2015	2014
Revenues:
Regulated	$118,017	$111,247	$103,556
Non – Regulated	15,388	15,238	14,143
Inter-segment Elimination	(499)	(460)	(560)
Consolidated Revenues	$132.906	$126,025	$117,139

Operating Income:
Regulated	$38,201	$33,603	$32,000
Non – Regulated	2,431	2,237	2,392
Consolidated Operating Income	$40,632	$35,840	$34,392

Depreciation:
Regulated	$12,606	$11,874	$11,262
Non – Regulated	190	177	182
Consolidated Depreciation	$12,796	$12,051	$11,444

Other Income (Expense), Net:
Regulated	$779	$619	$157
Non – Regulated	(1,308)	20	(75)
Inter-segment Elimination	(333)	(346)	(485)
Consolidated Other Income (Expense), Net	$(862)	$293	$(403)

Interest Expense:
Regulated	$5,293	$5,554	$5,607
Non – Regulated	89	89	91
Inter-segment Elimination	(89)	(89)	(91)
Consolidated Interest Charges	$5,293	$5,554	$5,607

Income Taxes:
Regulated	$11,091	$9,522	$8,907
Non – Regulated	644	1,029	1,030
Consolidated Income Taxes	$11,735	$10,551	$9,937

Net Income:
Regulated	$22,353	$18,889	$17,249
Non – Regulated	389	1,139	1,196
Consolidated Net Income	$22,742	$20,028	$18,445

Capital Expenditures:
Regulated	$47,189	$25,706	$22,498
Non – Regulated	186	67	98
Total Capital Expenditures	$47,375	$25, 773	$22,596

	(Thousands of Dollars)
	As of December 31, 2016	As of December 31, 2015
Assets:
Regulated	$619,915	$581,321
Non – Regulated	6,245	6,436
Inter-segment Elimination	(5,999)	(6,374)
Consolidated Assets	$620,161	$581,383

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2016 and 2015 are as follows:

	(Thousands of Dollars, Except per Share Data)
2016	1st	2nd	3rd	4th	Total

Operating Revenues	$30,579	$32,725	$37,754	$31,808	$132,906
Operating Income	8,302	10,328	14,156	7,846	40,632
Net Income	4,790	5,919	8,813	3,220	22,742
Basic Earnings per Share	$0.29	$0.36	$0.54	$0.20	$1.39
Diluted Earnings per Share	$0.29	$0.36	$0.54	$0.19	$1.38

2015	1st	2nd	3rd	4th	Total

Operating Revenues	$28,780	$31,666	$34,654	$30,925	$126,025
Operating Income	6,685	9,235	11,460	8,460	35,840
Net Income	3,636	5,089	6,743	4,560	20,028
Basic Earnings per Share	$0.22	$0.31	$0.41	$0.29	$1.23
Diluted Earnings per Share	$0.22	$0.31	$0.41	$0.28	$1.22

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2016. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2016, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 3, 2017

Index

(3) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Middlesex Water Company

We have audited Middlesex Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Middlesex Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Middlesex Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capital stock and long-term debt and the related consolidated statements of income, common stockholders’ equity, and cash flows of Middlesex Water Company and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 3, 2017

Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2016 and 2015.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2016.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2016 and 2015.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2016.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	March 3, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 3, 2017.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of the Company’s 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of the Company’s 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of the Company’s 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of the Company’s 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of the Company’s 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s 2003 Form 10-K.
*10.7	Copy of Treatment and Pumping Agreement, dated October 1, 2014, between Middlesex Water Company and the Township of East Brunswick.
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.1 of the Company’s 2006 First Quarter Form 10-Q.
10.9(a)	Copy of Amendment to Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.9(a) of the Company’s 2015 Form 10-K.
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.11(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the Company’s 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the Company’s 2008 Form 10-K.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s 2008 Form 10-K.
(t)10.12(g)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper, filed as Exhibit 10.13(g) of the Company’s 2014 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
*10.13(a)	Copy of Amendment of Transmission Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick.
10.14	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the Company’s 1998 Third Quarter Form 10-Q.
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the Company’s 1998 Third Quarter Form 10-Q.
10.16	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company, City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the Company’s 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the Company’s 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the Company’s 2004 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the Company’s 2004 Form 10-K.
10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., dated October 15, 2014, filed as Exhibit 10.23 of the Company’s 2014 Form 10-K.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the Company’s 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the Company’s 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the Company’s 2007 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the Company’s 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the Company’s 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the Company’s 2008 Form 10-K.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 31, 2015, relating to the Middlesex Water Company Investment Plan.	333-205698
10.32	Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, filed as Exhibit 10.32 of the Company’s 2015 First Quarter Form 10-Q.
*10.32(a)	Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A.
10.33	Uncommitted Line of Credit Letter Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s 2015 Third Quarter Form 10-Q.
10.33(a)

Amendment to Uncommitted Line of Credit Letter Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A, filed as Exhibit 10.33(a) of the Company’s 2016 Third Quarter Form 10-Q.

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
10.44

Copy of Construction Loan Agreement (CFP-16-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company, filed as Exhibit 10.44 of the Company’s 2016 Second Quarter Form 10-Q.

10.45	Copy of Construction Loan Agreement (CFP-16-2) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company. filed as Exhibit 10.45 of the Company’s 2016 Second Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document