Form 10-Q
period 2017-03-31
MIDDLESEX WATER CO
filed 2017-05-04
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2017: Common Stock, No Par Value: 16,303,741 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016

Operating Revenues	$30,131	$30,579

Operating Expenses:
Operations and Maintenance	15,734	15,828
Depreciation	3,308	3,137
Other Taxes	3,309	3,312

Total Operating Expenses	22,351	22,277

Operating Income	7,780	8,302

Other Income (Expense):
Allowance for Funds Used During Construction	119	61
Other Income	6	48
Other Expense	(5)	(18)

Total Other Income, net	120	91

Interest Charges	1,003	978

Income before Income Taxes	6,897	7,415

Income Taxes	2,456	2,625

Net Income	4,441	4,790

Preferred Stock Dividend Requirements	36	36

Earnings Applicable to Common Stock	$4,405	$4,754

Earnings per share of Common Stock:
Basic	$0.27	$0.29
Diluted	$0.27	$0.29

Average Number of Common Shares Outstanding:
Basic	16,299	16,233
Diluted	16,455	16,389

Cash Dividends Paid per Common Share	$0.2113	$0.1988

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2017	2016
UTILITY PLANT:	Water Production	$147,099	$146,914
	Transmission and Distribution	435,007	430,880
	General	66,451	63,514
	Construction Work in Progress	14,420	12,196
	TOTAL	662,977	653,504
	Less Accumulated Depreciation	138,445	135,728
	UTILITY PLANT - NET	524,532	517,776

CURRENT ASSETS:	Cash and Cash Equivalents	5,592	3,879
	Accounts Receivable, net	8,846	10,129
	Unbilled Revenues	6,378	6,590
	Materials and Supplies (at average cost)	4,641	4,094
	Prepayments	1,551	2,024
	TOTAL CURRENT ASSETS	27,008	26,716

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	2,876	2,365
AND OTHER ASSETS:	Regulatory Assets	60,704	60,894
	Operations Contracts, Developer and Other Receivables	789	1,139
	Restricted Cash	439	439
	Non-utility Assets - Net	9,253	9,131
	Federal Income Tax Receivable	1,408	1,408
	Other	252	293
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	75,721	75,669
	TOTAL ASSETS	$627,261	$620,161

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$153,506	$153,045
	Retained Earnings	66,354	65,392
	TOTAL COMMON EQUITY	219,860	218,437
	Preferred Stock	2,436	2,436
	Long-term Debt	136,156	134,538
	TOTAL CAPITALIZATION	358,452	355,411

CURRENT	Current Portion of Long-term Debt	6,148	6,159
LIABILITIES:	Notes Payable	14,500	12,000
	Accounts Payable	8,987	12,343
	Accrued Taxes	16,110	12,385
	Accrued Interest	411	1,084
	Unearned Revenues and Advanced Service Fees	922	923
	Other	2,425	2,162
	TOTAL CURRENT LIABILITIES	49,503	47,056

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,868	20,846
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	734	753
	Accumulated Deferred Income Taxes	72,989	72,072
	Employee Benefit Plans	35,738	36,139
	Regulatory Liability - Cost of Utility Plant Removal	11,556	11,337
	Other	1,410	1,443
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	143,295	142,590

CONTRIBUTIONS IN AID OF CONSTRUCTION		76,011	75,104
	TOTAL CAPITALIZATION AND LIABILITIES	$627,261	$620,161

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,441	$4,790
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,411	3,356
Provision for Deferred Income Taxes and Investment Tax Credits	1,017	1,315
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(81)	(40)
Cash Surrender Value of Life Insurance	(52)	—
Stock Compensation Expense	160	141
Changes in Assets and Liabilities:
Accounts Receivable	1,283	530
Unbilled Revenues	212	(293)
Materials & Supplies	(547)	(295)
Prepayments	473	43
Accounts Payable	(3,356)	(25)
Accrued Taxes	3,725	3,751
Accrued Interest	(673)	(686)
Employee Benefit Plans	62	19
Unearned Revenue & Advanced Service Fees	1	10
Other Assets and Liabilities	13	(281)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,089	12,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $38 in 2017, $21 in 2016	(9,577)	(6,672)

NET CASH USED IN INVESTING ACTIVITIES	(9,577)	(6,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,126)	(1,092)
Proceeds from Issuance of Long-term Debt	2,738	—
Net Short-term Bank Borrowings	2,500	(1,000)
Deferred Debt Issuance Expense	(3)	—
Proceeds from Issuance of Common Stock	301	433
Payment of Common Dividends	(3,443)	(3,226)
Payment of Preferred Dividends	(36)	(36)
Construction Advances and Contributions-Net	270	(565)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,201	(5,486)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,713	177
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,879	3,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,592	$3,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$659	$891
Long-term Debt Deobligation	$—	$419

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,789	$1,774
Interest Capitalized	$38	$21
Income Taxes	$—	$1

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		March 31,	December 31,
		2017	2016
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2017 - 16,303; 2016 - 16,296	$153,506	$153,045

Retained Earnings		66,354	65,392
TOTAL COMMON EQUITY		$219,860	$218,437

Cumulative Preferred Stock, No Par Value:
Shares Authorized -	126
Shares Outstanding -	24
Convertible:
Shares Outstanding, $7.00 Series - 10		1,007	1,007
Shares Outstanding, $8.00 Series - 3		349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		80	80
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$2,436	$2,436

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$1,358	$1,415
6.25%, Amortizing Secured Note, due May 19, 2028		4,690	4,795
6.44%, Amortizing Secured Note, due August 25, 2030		3,757	3,827
6.46%, Amortizing Secured Note, due September 19, 2031		4,037	4,107
4.22%, State Revolving Trust Note, due December 31, 2022		329	329
3.60%, State Revolving Trust Note, due May 1, 2025		2,063	2,062
3.30% State Revolving Trust Note, due March 1, 2026		411	431
3.49%, State Revolving Trust Note, due January 25, 2027		446	465
4.03%, State Revolving Trust Note, due December 1, 2026		603	603
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021		213	213
0.00%, State Revolving Fund Bond, due August 1, 2021		162	166
3.64%, State Revolving Trust Note, due July 1, 2028		275	276
3.64%, State Revolving Trust Note, due January 1, 2028		91	91
3.45%, State Revolving Trust Note, due August 1, 2031		989	1,015
6.59%, Amortizing Secured Note, due April 20, 2029		4,215	4,302
7.05%, Amortizing Secured Note, due January 20, 2030		3,208	3,271
5.69%, Amortizing Secured Note, due January 20, 2030		6,581	6,709
4.45%, Amortizing Secured Note, due April 20, 2040		10,156	10,266
4.47%, Amortizing Secured Note, due April 20, 2040		3,769	3,810
3.75%, State Revolving Trust Note, due July 1, 2031		2,191	2,191
2%, State Revolving Trust Note, due February 1, 2036		1,115	1,115
3.75%, State Revolving Trust Note, due November 30, 2030		1,154	1,154
0.00% Construction Loans		10,209	7,470
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018		105	107
4.25% to 4.63%, Series Y, due August 1, 2018		122	122
0.00%, Series Z, due August 1, 2019		329	336
5.25% to 5.75%, Series AA, due August 1, 2019		440	440
0.00%, Series BB, due August 1, 2021		590	603
4.00% to 5.00%, Series CC, due August 1, 2021		779	779
0.00%, Series EE, due August 1, 2023		2,641	2,713
3.00% to 5.50%, Series FF, due August 1, 2024		3,690	3,690
0.00%, Series GG, due August 1, 2026		887	903
4.00% to 5.00%, Series HH, due August 1, 2026		960	960
0.00%, Series II, due August 1, 2024		683	700
3.40% to 5.00%, Series JJ, due August 1, 2027		824	824
0.00%, Series KK, due August 1, 2028		1,058	1,078
5.00% to 5.50%, Series LL, due August 1, 2028		1,175	1,175
0.00%, Series MM, due August 1, 2030		1,304	1,337
3.00% to 4.375%, Series NN, due August 1, 2030		1,590	1,590
0.00%, Series OO, due August 1, 2031		2,207	2,258
2.00% to 5.00%, Series PP, due August 1, 2031		780	780
5.00%, Series QQ, due October 1, 2023		9,915	9,915
3.80%, Series RR, due October 1, 2038		22,500	22,500
4.25%, Series SS, due October 1, 2047		23,000	23,000
0.00%, Series TT, due August 1, 2032		2,358	2,408
3.00% to 3.25%, Series UU, due August 1, 2032		890	890
0.00%, Series VV, due August 1, 2033		2,386	2,433
3.00% to 5.00%, Series WW, due August 1, 2033		865	865
SUBTOTAL LONG-TERM DEBT		144,100	142,489
Add: Premium on Issuance of Long-term Debt		1,442	1,495
Less: Unamortized Debt Expense		(3,238)	(3,287)
Less: Current Portion of Long-term Debt		(6,148)	(6,159)
TOTAL LONG-TERM DEBT		$136,156	$134,538

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

The consolidated notes within the 2016 Annual Report on Form 10-K (the 2016 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three month periods ended March 31, 2017 and 2016. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

Recent Accounting Guidance

Inventory - In July 2015, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the measurement of inventory. The new guidance replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The guidance was effective January 1, 2017 and did not have a material impact on the Company’s financial statements.

Accounting for Share-Based Payments - In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective January 1, 2017 and did not have a material impact on the Company’s financial statements.

Revenue Recognition - In May 2014, the FASB issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018. The Company is currently analyzing the impact this standard will have on our financial statements and has begun creating an inventory of its contracts with customers, which consist primarily of regulated municipal water sale contracts and non-regulated operation and maintenance contracts for water and wastewater systems. Based on the Company’s initial interpretation of the guidance, this update is not expected to have an impact on the Company’s regulated municipal water sale contracts. The impact on the Company’s non-regulated operation and maintenance contracts, if any, is not expected to be material. The Company’s non-regulated segment contributed approximately 12% and 7% of total revenues and net income, respectively, for the three months ended March 31, 2017 and approximately 11% and 2% of total revenues and net income, respectively, for the year ended December 31, 2016. These assessments are preliminary and subject to change pending the Company’s completion of its review of the guidance and its impact on the Company’s contracts with customers.

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

Employee Benefit Plans-Net Periodic Benefit Cost – In March 2017, the FASB issued an update to authoritative guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance is effective January 1, 2018. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

Index

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Tidewater - Effective January 1, 2017, Tidewater increased its Delaware Public Service Commission-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.3 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Note 3 – Capitalization

Common Stock

During the three months ended March 31, 2017 and 2016, there were 7,845 common shares (approximately $0.3 million) and 15,488 common shares (approximately $0.4 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt

In January 2017, the New Jersey Board of Public Utilities (NJBPU) approved Middlesex’s request to borrow up to $37.0 million under the New Jersey State Revolving Fund (SRF) program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant and interconnect with our distribution system. Middlesex expects to close on the SRF construction loan in 2017 with proceeds requisitions occurring throughout 2017, 2018 and 2019.

In January 2017, the NJBPU approved Middlesex’s request to borrow up to $10.0 million under the New Jersey SRF program to fund the 2017 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the SRF construction loan in 2017 with proceeds requisitions occurring throughout 2017 through early 2018.

In July 2016, the NJBPU approved Middlesex’s request to borrow up to $4.0 million under the New Jersey SRF program to fund the upgrade of a booster station at one of its well fields. Middlesex expects to close on the SRF construction loan in May 2017 with proceeds requisitions occurring through December 2017.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of First Mortgage and SRF Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$82,453	$84,535	$82,786	$84,821

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $61.6 million and $59.7 million at March 31, 2017 and December 31, 2016, respectively. Customer advances for construction have carrying amounts of $20.9 million and $20.8 million at March 31, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2017		2016
Basic:	Income	Shares	Income	Shares
Net Income	$4,441	16,299	$4,790	16,233
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$4,405	16,299	$4,754	16,233

Basic EPS	$0.27		$0.29

Diluted:
Earnings Applicable to Common Stock	$4,405	16,299	$4,754	16,233
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$4,428	16,455	$4,777	16,389

Diluted EPS	$0.27		$0.29

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2017	2016
Revenues:
Regulated	$26,493	$26,949
Non – Regulated	3,750	3,734
Inter-segment Elimination	(112)	(104)
Consolidated Revenues	$30,131	$30,579

Operating Income:
Regulated	$7,220	$7,733
Non – Regulated	560	569
Consolidated Operating Income	$7,780	$8,302

Net Income:
Regulated	$4,139	$4,492
Non – Regulated	302	298
Consolidated Net Income	$4,441	$4,790

Capital Expenditures:
Regulated	$9,572	$6,660
Non – Regulated	5	12
Total Capital Expenditures	$9,577	$6,672

	As of	As of
	March 31,	December 31,
	2017	2016
Assets:
Regulated	$629,668	$619,915
Non – Regulated	6,850	6,245
Inter-segment Elimination	(9,257)	(5,999)
Consolidated Assets	$627,261	$620,161

Note 6 – Short-term Borrowings

As of March 31, 2017, the Company has established lines of credit aggregating $60.0 million. At March 31, 2017, the outstanding borrowings under these credit lines were $14.5 million at a weighted average interest rate of 1.94%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $12.8 million and $3.0 million at 1.78% and 1.41% for the three months ended March 31, 2017 and 2016, respectively.

The maturity dates for the $14.5 million outstanding as of March 31, 2017 are all in April 2017 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2017	2016

Treated	$779	$801
Untreated	659	666
Total Costs	$1,438	$1,467

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both March 31, 2017 and December 31, 2016, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million.

Construction

The Company has budgeted approximately $60 million for its construction program in 2017. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three months ended March 31, 2017 and 2016, the Company made Pension Plan cash contributions of $0.5 million. The Company expects to make Pension Plan cash contributions of approximately $2.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended March 31, 2017 and 2016, the Company made Other Benefits Plan cash contributions of $0.2 million. The Company expects to make Other Benefits Plan cash contributions of approximately $1.4 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2017	2016	2017	2016

Service Cost	$600	$577	$272	$275
Interest Cost	786	761	491	488
Expected Return on Assets	(1,122)	(1,004)	(601)	(558)
Amortization of Unrecognized Losses	391	357	445	443
Amortization of Unrecognized Prior Service Credit	—	—	(432)	(432)
Net Periodic Benefit Cost	$655	$691	$175	$216

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

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	changes in the pace of housing development;
-	availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 43,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. subsidiary provides wastewater services to approximately 3,400 residential retail customers in Sussex County, Delaware.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program, entitled Water for Tomorrow, involves numerous projects designed to upgrade and replace infrastructure as well as enhance the integrity of system assets to better serve the current and future generations of water users. The Company plans to invest approximately $149 million through 2018 in connection with this plan for projects including:

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy capability to the Company’s water transmission system;
•	Replacement of five miles of water mains including service lines, valves, fire hydrants and meters in the Borough of South Plainfield, New Jersey;
•	Introduction of an enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, which helps reduce disinfection by-products that can develop naturally during treatment;
•	Additional elevated storage tanks to supplement and ensure water supply during emergencies and peak usage periods;
•	Upgrades and improvements to water interconnections with neighboring utilities for resiliency and emergency response;
•	Relocation of meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies as well as enhanced customer safety and convenience; and
•	Additional standby power generation.

Tidewater Distribution System Improvement Charge (DSIC) - Effective January 1, 2017, Tidewater increased its Delaware Public Service Commission-approved DSIC rate, which is expected to generate $0.3 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

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

Operating Results by Segment

The discussion of the Company’s operating results is on a consolidated basis and includes significant factors by subsidiary. The Company has two operating segments, Regulated and Non-Regulated. The operations of the Regulated segment are subject to regulations promulgated by state public utility commissions as to rates and level of service. Rates and level service in the Non-Regulated segment are subject to the terms of individually-negotiated and executed contracts with municipal, industrial and other clients. Both segments are subject to federal and state environmental, water and wastewater quality and other associated legal and regulatory requirements.

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated-USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2017

	(In Thousands)
	Three Months Ended March 31,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$26,482	$3,649	$30,131	$26,935	$3,644	$30,579
Operations and maintenance expenses	12,787	2,947	15,734	12,883	2,945	15,828
Depreciation expense	3,259	49	3,308	3,092	45	3,137
Other taxes	3,216	93	3,309	3,227	85	3,312
Operating income	7,220	560	7,780	7,733	569	8,302

Other income, net	120	—	120	92	(1)	91
Interest expense	1,003	—	1,003	978	—	978
Income taxes	2,198	258	2,456	2,355	270	2,625
Net income	$4,139	$302	$4,441	$4,492	$298	$4,790

Operating Revenues

Operating revenues for the three months ended March 31, 2017 decreased $0.4 million from the same period in 2016. This decrease was related to the following factors:

•	Middlesex System revenues decreased $0.8 million due to the following:
o	Lower water usage, primarily from from commercial and industrial customers, of $0.4 million in the General Metered Service customer class;
o	Lower water usage from Regulated Contract customers of $0.4 million; and
•	Tidewater System revenues increased $0.4 million due to additional customers.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2017 decreased $0.1 million from the same period in 2016, primarily related to the following factors:

•	Decreased health and liability insurance costs $0.3 million due to prior policy year refunds; and
•	Higher labor costs of $0.2 million, primarily due to higher average labor rates.

Depreciation

Depreciation expense for the three months ended March 31, 2017 increased $0.2 million from the same period in 2016 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2017 were consistent with the same period in 2016. Higher payroll taxes were offset by lower revenue related taxes on decreased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2017 remained consistent with the same period in 2016.

Interest Charges

Interest charges for the three months ended March 31, 2017 remained consistent with the same period in 2016.

Income Taxes

Income taxes for the three months ended March 31, 2017 decreased $0.2 million from the same period in 2016, primarily due to lower pre-tax income in 2017 as compared to 2016.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2017 decreased $0.3 million as compared with the same period in 2016. Basic and diluted earnings per share were $0.27 and $0.29 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2017, cash flows from operating activities decreased $2.2 million to $10.1 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors partially offset by increased customer payments. The $10.1 million of net cash flow from operations enabled us to fund approximately 62% of utility plant expenditures internally for the period.

Investing Cash Flows

For the three months ended March 31, 2017, cash flows used in investing activities increased $2.9 million to $9.6 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Financing Cash Flows

For the three months ended March 31, 2017, cash flows from financing activities increased $6.7 million to $1.2 million. The increase in cash flows from financing activities resulted from an increase in short-term and long-term debt funding.

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

The capital investment program for 2017 is currently estimated to be approximately $60 million. Through March 31, 2017, we have expended $9.6 million and expect to incur approximately $50.4 million for capital projects for the remainder of 2017.

We currently project that we may expend approximately $163 million for capital projects in 2018 and 2019. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2017, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the 2016 and 2017 New Jersey State Revolving Fund (SRF) program (approximately $19.0 million for the remainder of 2017 depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $60.0 million of available lines of credit with several financial institutions. As of March 31, 2017, there remains $45.5 million of available credit under these lines.

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

Index

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 5.	Other Information

None.

Item 6.	Exhibits

10.34	Amended Promissory Note and Supplement for a committed line of credit between the registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 4, 2017