Form 10-Q
period 2017-06-30
MIDDLESEX WATER CO
filed 2017-08-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2017: Common Stock, No Par Value: 16,337,784 shares outstanding.

Index

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating Revenues	$33,014	$32,725	$63,145	$63,304

Operating Expenses:
Operations and Maintenance	16,651	15,789	32,385	31,617
Depreciation	3,385	3,180	6,693	6,317
Other Taxes	3,415	3,428	6,724	6,740

Total Operating Expenses	23,451	22,397	45,802	44,674

Operating Income	9,563	10,328	17,343	18,630

Other Income (Expense):
Allowance for Funds Used During Construction	180	119	299	180
Other Income	47	25	53	73
Other Expense	(22)	(7)	(27)	(26)

Total Other Income, net	205	137	325	227

Interest Charges	1,469	1,436	2,472	2,413

Income before Income Taxes	8,299	9,029	15,196	16,444

Income Taxes	2,918	3,110	5,374	5,735

Net Income	5,381	5,919	9,822	10,709

Preferred Stock Dividend Requirements	36	36	72	72

Earnings Applicable to Common Stock	$5,345	$5,883	$9,750	$10,637

Earnings per share of Common Stock:
Basic	$0.33	$0.36	$0.60	$0.65
Diluted	$0.33	$0.36	$0.59	$0.65

Average Number of
Common Shares Outstanding :
Basic	16,332	16,271	16,316	16,252
Diluted	16,488	16,427	16,472	16,408

Cash Dividends Paid per Common Share	$0.2113	$0.1988	$0.4225	$0.3975

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2017	2016
UTILITY PLANT:	Water Production	$149,068	$146,914
	Transmission and Distribution	443,128	430,880
	General	67,692	63,514
	Construction Work in Progress	13,828	12,196
	TOTAL	673,716	653,504
	Less Accumulated Depreciation	140,435	135,728
	UTILITY PLANT - NET	533,281	517,776

CURRENT ASSETS:	Cash and Cash Equivalents	3,689	3,879
	Accounts Receivable, net	9,953	10,129
	Unbilled Revenues	8,284	6,590
	Materials and Supplies (at average cost)	4,881	4,094
	Prepayments	2,912	2,024
	TOTAL CURRENT ASSETS	29,719	26,716

AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	3,142	2,365
	Regulatory Assets	60,474	60,894
	Operations Contracts, Developer and Other Receivables	789	1,139
	Restricted Cash	439	439
	Non-utility Assets - Net	9,252	9,131
	Federal Income Tax Receivable	1,408	1,408
	Other	226	293
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	75,730	75,669
	TOTAL ASSETS	$638,730	$620,161

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$154,075	$153,045
	Retained Earnings	68,249	65,392
	TOTAL COMMON EQUITY	222,324	218,437
	Preferred Stock	2,435	2,436
	Long-term Debt	136,429	134,538
	TOTAL CAPITALIZATION	361,188	355,411

CURRENT	Current Portion of Long-term Debt	6,164	6,159
LIABILITIES:	Notes Payable	17,000	12,000
	Accounts Payable	15,045	12,343
	Accrued Taxes	13,137	12,385
	Accrued Interest	1,078	1,084
	Unearned Revenues and Advanced Service Fees	967	923
	Other	2,026	2,162
	TOTAL CURRENT LIABILITIES	55,417	47,056

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	20,862	20,846
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	714	753
	Accumulated Deferred Income Taxes	76,312	72,072
	Employee Benefit Plans	34,651	36,139
	Regulatory Liability - Cost of Utility Plant Removal	11,711	11,337
	Other	1,378	1,443
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	145,628	142,590

CONTRIBUTIONS IN AID OF CONSTRUCTION		76,497	75,104
	TOTAL CAPITALIZATION AND LIABILITIES	$638,730	$620,161

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,822	$10,709
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,887	6,800
Provision for Deferred Income Taxes and Investment Tax Credits	4,395	3,321
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(205)	(118)
Cash Surrender Value of Life Insurance	(114)	(44)
Stock Compensation Expense	437	468
Changes in Assets and Liabilities:
Accounts Receivable	176	(848)
Unbilled Revenues	(1,694)	(1,908)
Materials and Supplies	(787)	(2,132)
Prepayments	(888)	(1,207)
Accounts Payable	2,702	3,064
Accrued Taxes	752	313
Accrued Interest	(6)	(13)
Employee Benefit Plans	(640)	(580)
Unearned Revenue & Advanced Service Fees	44	19
Other Assets and Liabilities	(710)	(1,099)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,171	16,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $94 in 2017, $62 in 2016	(21,165)	(20,111)

NET CASH USED IN INVESTING ACTIVITIES	(21,165)	(20,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,115)	(2,136)
Proceeds from Issuance of Long-term Debt	4,047	861
Net Short-term Bank Borrowings	5,000	7,500
Deferred Debt Issuance Expense	(33)	(15)
Proceeds from Issuance of Common Stock	592	830
Payment of Common Dividends	(6,893)	(6,454)
Payment of Preferred Dividends	(72)	(72)
Construction Advances and Contributions-Net	278	612

NET CASH PROVIDED BY FINANCING ACTIVITIES	804	1,126
NET CHANGES IN CASH AND CASH EQUIVALENTS	(190)	(2,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,879	3,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,689	$1,229

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,131	$1,395
Long-term Debt Deobligation	$—	$534

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,594	$2,538
Interest Capitalized	$94	$62
Income Taxes	$714	$3,131

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		June 30,	December 31,
		2017	2016
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2017 - 16,336; 2016 - 16,296	$154,075	$153,045

Retained Earnings		68,249	65,392
TOTAL COMMON EQUITY		$222,324	$218,437

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10		$1,007	$1,007
Shares Outstanding, $8.00 Series - 3		349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		79	80
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$2,435	$2,436

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$1,300	$1,415
6.25%, Amortizing Secured Note, due May 19, 2028		4,585	4,795
6.44%, Amortizing Secured Note, due August 25, 2030		3,687	3,827
6.46%, Amortizing Secured Note, due September 19, 2031		3,967	4,107
4.22%, State Revolving Trust Note, due December 31, 2022		304	329
3.60%, State Revolving Trust Note, due May 1, 2025		1,958	2,062
3.30% State Revolving Trust Note, due March 1, 2026		411	431
3.49%, State Revolving Trust Note, due January 25, 2027		446	465
4.03%, State Revolving Trust Note, due December 1, 2026		578	603
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021		213	213
0.00%, State Revolving Fund Bond, due August 1, 2021		162	166
3.64%, State Revolving Trust Note, due July 1, 2028		266	276
3.64%, State Revolving Trust Note, due January 1, 2028		87	91
3.45%, State Revolving Trust Note, due August 1, 2031		989	1,015
6.59%, Amortizing Secured Note, due April 20, 2029		4,127	4,302
7.05%, Amortizing Secured Note, due January 20, 2030		3,146	3,271
5.69%, Amortizing Secured Note, due January 20, 2030		6,453	6,709
4.45%, Amortizing Secured Note, due April 20, 2040		10,047	10,267
4.47%, Amortizing Secured Note, due April 20, 2040		3,728	3,809
3.75%, State Revolving Trust Note, due July 1, 2031		2,133	2,191
2.00%, State Revolving Trust Note, due February 1, 2036		1,115	1,115
3.75%, State Revolving Trust Note, due November 30, 2030		1,123	1,154
0.00% Construction Loans		11,517	7,470
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018		105	107
4.25% to 4.63%, Series Y, due August 1, 2018		123	122
0.00%, Series Z, due August 1, 2019		329	336
5.25% to 5.75%, Series AA, due August 1, 2019		440	440
0.00%, Series BB, due August 1, 2021		590	603
4.00% to 5.00%, Series CC, due August 1, 2021		779	779
0.00%, Series EE, due August 1, 2023		2,641	2,713
3.00% to 5.50%, Series FF, due August 1, 2024		3,690	3,690
0.00%, Series GG, due August 1, 2026		887	903
4.00% to 5.00%, Series HH, due August 1, 2026		960	960
0.00%, Series II, due August 1, 2024		683	700
3.40% to 5.00%, Series JJ, due August 1, 2027		824	824
0.00%, Series KK, due August 1, 2028		1,058	1,078
5.00% to 5.50%, Series LL, due August 1, 2028		1,175	1,175
0.00%, Series MM, due August 1, 2030		1,304	1,337
3.00% to 4.375%, Series NN, due August 1, 2030		1,590	1,590
0.00%, Series OO, due August 1, 2031		2,207	2,258
2.00% to 5.00%, Series PP, due August 1, 2031		780	780
5.00%, Series QQ, due October 1, 2023		9,915	9,915
3.80%, Series RR, due October 1, 2038		22,500	22,500
4.25%, Series SS, due October 1, 2047		23,000	23,000
0.00%, Series TT, due August 1, 2032		2,358	2,408
3.00% to 3.25%, Series UU, due August 1, 2032		890	890
0.00%, Series VV, due August 1, 2033		2,386	2,433
3.00% to 5.00%, Series WW, due August 1, 2033		865	865
SUBTOTAL LONG-TERM DEBT		144,421	142,489
Add: Premium on Issuance of Long-term Debt		1,388	1,495
Less: Unamortized Debt Expense		(3,216)	(3,287)
Less: Current Portion of Long-term Debt		(6,164)	(6,159)
TOTAL LONG-TERM DEBT		$136,429	$134,538

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

The consolidated notes within the 2016 Annual Report on Form 10-K (the 2016 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2017, the results of operations for the three and six month periods ended June 30, 2017 and 2016 and cash flows for the six month periods ended June 30, 2017 and 2016. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

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

Revenue Recognition - In May 2014, the FASB issued guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018. The Company is currently analyzing the impact this standard will have on our financial statements and has begun creating an inventory of its contracts with customers, which consist primarily of regulated municipal water sale contracts and non-regulated operation and maintenance contracts for water and wastewater systems. Based on the Company’s initial interpretation of the guidance, this update is not expected to have an impact on the Company’s regulated municipal water sale contracts. The impact on the Company’s non-regulated operation and maintenance contracts, if any, is not expected to be material. The Company’s non-regulated segment contributed approximately 12% and 7% of total revenues and net income, respectively, for the six months ended June 30, 2017 and approximately 11% and 2% of total revenues and net income, respectively, for the year ended December 31, 2016. These assessments are preliminary and subject to change pending the Company’s completion of its review of the guidance and its impact on the Company’s contracts with customers.

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

Leases - In February 2016, the FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Restricted Cash - In November 2016, the FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance is effective January 1, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Employee Benefit Plans-Net Periodic Benefit Cost – In March 2017, the FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance is effective January 1, 2018. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

Index

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex-In May 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (the NJBPU) seeking approval to reset its purchased water adjustment clause (PWAC) tariff rate. A PWAC is an optional rate mechanism that allows for the recovery of increased purchased water costs in between base rate case filings with the PWAC reset to zero once those increased costs are included in base rates. A PWAC is subject to an annual true-up. The current PWAC rate became effective November 1, 2016. The current filing includes the true-up and a request to recover additional annual costs of $1.2 million for the purchase of untreated water from the New Jersey Water Supply Authority (NJWSA). The NJWSA increased the rate it charges its subscribers on July 1, 2017. The Company expects that the NJBPU will approve the PWAC rate reset by October 2017 with an effective date of November 1, 2017.

Tidewater - Effective July 1, 2017, Tidewater reset its Delaware Public Service Commission-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.4 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Note 3 – Capitalization

Common Stock

During the six months ended June 30, 2017 and 2016, there were 15,954 common shares (approximately $0.6 million) and 26,434 common shares (approximately $0.8 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt

In January 2017, the NJBPU approved Middlesex’s request to borrow up to $37.0 million under the New Jersey State Revolving Fund (SRF) program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant and interconnect with our distribution system. Middlesex currently expects to close on the SRF construction loan in the first quarter of 2018 with funding requisitions occurring primarily throughout 2018 and 2019.

In January 2017, the NJBPU approved Middlesex’s request to borrow up to $10.0 million under the New Jersey SRF program to fund the 2017 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the SRF construction loan in August 2017 with funding requisitions occurring primarily throughout the remainder of 2017.

Middlesex closed on a $2.3 million NJBPU approved SRF construction loan in May 2017. The proceeds will be used to fund the upgrade of a booster station at one of its well fields. Funding requisitions are expected to occur through May 2018.

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

Index

classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$ 82,454	$ 84,552	$82,786	$84,821

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $62.0 million and $59.7 million at June 30, 2017 and December 31, 2016, respectively. Customer advances for construction have carrying amounts of $20.9 million and $20.8 million at June 30, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2017		2016
Basic:	Income	Shares	Income	Shares
Net Income	$5,381	16,332	$5,919	16,271
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$5,345	16,332	$5,883	16,271

Basic EPS	$0.33		$0.36

Diluted:
Earnings Applicable to Common Stock	$5,345	16,332	$5,883	16,271
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$5,368	16,488	$5,906	16,427

Diluted EPS	$0.33		$0.36

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2017		2016
Basic:	Income	Shares	Income	Shares
Net Income	$9,822	16,316	$10,709	16,252
Preferred Dividend	(72)		(72)
Earnings Applicable to Common Stock	$9,750	16,316	$10,637	16,252

Basic EPS	$0.60		$0.65

Diluted:
Earnings Applicable to Common Stock	$9,750	16,316	$10,637	16,252
$7.00 Series Preferred Dividend	34	115	34	115
$8.00 Series Preferred Dividend	12	41	12	41
Adjusted Earnings Applicable to Common Stock	$9,796	16,472	$10,683	16,408

Diluted EPS	$0.59		$0.65

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2017	2016	2017	2016
Revenues:
Regulated	$29,278	$28,859	$55,771	$55,808
Non – Regulated	3,863	4,002	7,613	7,736
Inter-segment Elimination	(127)	(136)	(239)	(240)
Consolidated Revenues	$33,014	$32,725	$63,145	$63,304

Operating Income:
Regulated	$8,877	$9,694	$16,097	$17,426
Non – Regulated	686	634	1,246	1,204
Consolidated Operating Income	$9,563	$10,328	$17,343	$18,630

Net Income:
Regulated	$4,972	$5,583	$9,111	$10,073
Non – Regulated	409	336	711	636
Consolidated Net Income	$5,381	$5,919	$9,822	$10,709

Capital Expenditures:
Regulated	$11,588	$13,290	$21,160	$19,950
Non – Regulated	—	149	5	161
Total Capital Expenditures	$11,588	$13,439	$21,165	$20,111

	As of	As of
	June 30,	December 31,
	2017	2016
Assets:
Regulated	$642,726	$619,915
Non – Regulated	6,681	6,245
Inter-segment Elimination	(10,677)	(5,999)
Consolidated Assets	$638,730	$620,161

Note 6 – Short-term Borrowings

As of June 30, 2017, the Company has established lines of credit aggregating $60.0 million. At June 30, 2017, the outstanding borrowings under these credit lines were $17.0 million at a weighted average interest rate of 2.22%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average Daily Amounts Outstanding	$15,582	$3,769	$14,221	$3,368
Weighted Average Interest Rates	2.08%	1.52%	1.95%	1.48%

Index

The maturity dates for the $17.0 million outstanding as of June 30, 2017 are all in July 2017 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Treated	$795	$754	$1,574	$1,555
Untreated	573	570	1,232	1,236
Total Costs	$1,368	$1,324	$2,806	$2,791

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a concurrent subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both June 30, 2017 and December 31, 2016, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three and six month periods ended June 30, 2017 and 2016, the Company made Pension Plan cash contributions of $1.0 million and $1.5 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $1.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three and six month periods ended June 30, 2017 and 2016, the Company made Other Benefits Plan cash contributions of $0.2 million and $0.5 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $1.2 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2017	2016	2017	2016

Service Cost	$600	$577	$272	$275
Interest Cost	786	761	491	488
Expected Return on Assets	(1,122)	(1,004)	(601)	(558)
Amortization of Unrecognized Losses	391	357	445	443
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$655	$691	$175	$216

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2017	2016	2017	2016

Service Cost	$1,200	$1,154	$544	$550
Interest Cost	1,572	1,523	982	976
Expected Return on Assets	(2,245)	(2,007)	(1,203)	(1,116)
Amortization of Unrecognized Losses	783	713	890	886
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(864)	(864)
Net Periodic Benefit Cost	$1,310	$1,383	$349	$432

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program involves numerous projects designed to upgrade and replace infrastructure as well as enhance the integrity of system assets to better serve the current and future generations of water users. The Company plans to invest approximately $149 million through 2018 in connection with this plan for projects including:

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy capability to the Company’s water transmission system in New Jersey;
•	Replacement of five miles of water mains including service lines, valves, fire hydrants and meters in the Borough of South Plainfield, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop naturally during treatment;
•	Additional elevated storage tanks to supplement water supply during emergencies and peak usage periods;
•	Upgrades to water interconnections with neighboring utilities for greater resiliency and emergency response;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Middlesex- In May 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (the NJBPU) seeking approval to reset its purchased water adjustment clause (PWAC) tariff rate. A PWAC is an optional rate mechanism that allows for the recovery of increased purchased water costs in between base rate case filings with the PWAC reset to zero once those increased costs are included in base rates. A PWAC is subject to an annual true-up. The current PWAC rate became effective November 1, 2016. The current filing includes the true-up and a request to recover additional annual costs of $1.2 million for the purchase of untreated water from the New Jersey Water Supply Authority (NJWSA). The NJWSA increased the rate it charges its subscribers on July 1, 2017. The Company expects that the NJBPU will approve the PWAC rate reset by October 2017 with an effective date of November 1, 2017.

Tidewater Distribution System Improvement Charge (DSIC) - Effective July 1, 2017, Tidewater reset its Delaware Public Service Commission-approved DSIC rate, which is expected to generate $0.4 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Outlook

Favorable weather patterns and additional sales to neighboring municipal water utilities due to emergency conditions experienced by those entities in 2015 and 2016, which contributed to overall increases in operating revenues during those periods, have not reoccurred in 2017 through June 30th and may not occur for the remainder of 2017. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. As operating costs are anticipated to increase in 2017 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Index

Organic residential customer growth for 2017, largely the result of new housing from developer activity in Delaware is expected to be consistent with that experienced in recent years.

Our strategy for profitable growth is focused on five key areas:

•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;

•	Timely and adequate recovery of prudent investments in utility plant required to maintain appropriate utility services;

•	Operate municipal, commercial and industrial water and wastewater systems under contract;

•	Invest in, and/or operate under contract, renewable energy and industrial and commercial treatment projects that are complementary to the provision of water and wastewater services and related competencies; and

•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

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

Results of Operations – Three Months Ended June 30, 2017

	(In Thousands)
	Three Months Ended June 30,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$29,252	$3,762	$33,014	$28,832	$3,893	$32,725
Operations and maintenance expenses	13,709	2,942	16,651	12,665	3,124	15,789
Depreciation expense	3,337	48	3,385	3,133	47	3,180
Other taxes	3,329	86	3,415	3,340	88	3,428
Operating income	8,877	686	9,563	9,694	634	10,328

Other income, net	175	30	205	143	(6)	137
Interest expense	1,469	—	1,469	1,436	—	1,436
Income taxes	2,611	307	2,918	2,818	292	3,110
Net income	$4,972	$409	$5,381	$5,583	$336	$5,919

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2017 increased $0.3 million from the same period in 2016.

•	Tidewater System revenues increased $0.5 million due to additional residential customers; and
•	Middlesex System revenues decreased $0.2 million due to lower water usage across all classes of customers.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2017 increased $0.9 million from the same period in 2016, primarily related to the following factors:

•	Higher water production costs of $0.5 million in the Middlesex System, primarily due to a rate increase in the water treatment residuals disposal process and lower raw water quality;
•	Higher labor costs of $0.3 million, primarily due to higher average labor rates and increased headcount required to address additional regulatory and other needs; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended June 30, 2017 increased $0.2 million from the same period in 2016 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2017 were consistent with the same period in 2016. Higher payroll taxes were offset by lower revenue related taxes on decreased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2017 increased $0.1 million from the same period in 2016, due to a higher allowance for funds used during construction (AFUDC), resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended June 30, 2017 remained consistent with the same period in 2016.

Income Taxes

Income taxes for the three months ended June 30, 2017 decreased $0.2 million from the same period in 2016, due to lower pre-tax income in 2017 as compared to 2016.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2017 decreased $0.5 million as compared with the same period in 2016. Basic and diluted earnings per share were $0.33 and $0.36 for the three months ended June 30, 2017 and 2016, respectively.

Index

Results of Operations – Six Months Ended June 30, 2017

	(In Thousands)
	Six Months Ended June 30,
	2017			2016
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$55,734	$7,411	$63,145	$55,767	$7,537	$63,304
Operations and maintenance expenses	26,496	5,889	32,385	25,548	6,069	31,617
Depreciation expense	6,596	97	6,693	6,225	92	6,317
Other taxes	6,545	179	6,724	6,568	172	6,740
Operating income	16,097	1,246	17,343	17,426	1,204	18,630

Other income, net	295	30	325	233	(6)	227
Interest expense	2,472	—	2,472	2,413	—	2,413
Income taxes	4,809	565	5,374	5,173	562	5,735
Net income	$9,111	$711	$9,822	$10,073	$636	$10,709

Operating Revenues

Operating revenues for the six months ended June 30, 2017 decreased $0.2 million from the same period in 2016.

•	Middlesex System revenues decreased $1.0 million due to lower water usage across all classes of customers;
•	Tidewater System revenues increased $0.9 million due to additional residential customers; and
•	All other operating revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2017 increased $0.8 million from the same period in 2016, primarily related to the following factors:

•	Higher water production costs of $0.7 million in the Middlesex System, primarily due to a rate increase in the water treatment residuals disposal process and lower raw water quality;
•	Higher labor costs of $0.5 million, primarily due to higher average labor rates and increased headcount required to address additional regulatory and other needs;
•	Decreased liability insurance costs of $0.3 million due to prior policy year refunds; and
•	All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the six months ended June 30, 2017 increased $0.4 million from the same period in 2016 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2017 were consistent with the same period in 2016. Higher payroll taxes were offset by lower revenue related taxes on decreased revenues in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2017 increased $0.1 million from the same period in 2016 due to higher AFUDC, resulting from a higher level of capital projects in progress.

Index

Interest Charges

Interest charges for the six months ended June 30, 2017 increased $0.1 million from the same period in 2016 due to higher average short-term debt balances outstanding and higher average interest rates on short-term debt.

Income Taxes

Income taxes for the six months ended June 30, 2017 decreased $0.4 million from the same period in 2016, due to lower pre-tax income in 2017 as compared to 2016.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2017 decreased $0.9 million as compared with the same period in 2016. Basic earnings per share were $0.60 and $0.65 for the six months ended June 30, 2017 and 2016, respectively. Diluted earnings per share were $0.59 and $0.65 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2017, cash flows from operating activities increased $3.4 million to $20.2 million. The increase in cash flows from operating activities primarily resulted from lower income tax payments and decreased inventory purchases. The $20.2 million of net cash flow from operations enabled the Company to fund approximately 72% of utility plant expenditures internally for the period.

Investing Cash Flows

For the six months ended June 30, 2017, cash flows used in investing activities increased $1.1 million to $21.2 million. The increase in cash flows used in investing activities resulted from higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2017, cash flows from financing activities decreased $0.3 million to $0.8 million. The decrease in cash flows from financing activities resulted from increased common stock dividend payments and lower proceeds from sales of common stock under the Middlesex Water Company Investment Plan (the Investment Plan) offset by an increase in short-term and long-term debt funding.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2017 is currently estimated to be approximately $60 million. Through June 30, 2017, we have expended $21.2 million and expect to incur approximately $39 million for capital projects for the remainder of 2017.

We currently project that we may expend approximately $163 million for capital projects in 2018 and 2019. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Index

To pay for our capital program for the remainder of 2017, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Requisition funding from active construction loans under the New Jersey State Revolving Fund (SRF) program (approximately $10.0 million depending on actual construction schedule). The SRF program provides low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, as needed, through $60.0 million of available lines of credit with several financial institutions. As of June 30, 2017, there remains $43.0 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.2 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical 10% change in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Our risks associated with commodity price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover market-based price increases through customers’ rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.46	Copy of Construction Loan Agreement (CFP 17-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 1, 2017