Form 10-Q
period 2017-09-30
MIDDLESEX WATER CO
filed 2017-11-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐   No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2017: Common Stock, No Par Value: 16,346,036 shares outstanding.

Index

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

 (In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Revenues	$36,174	$37,794	$99,319	$101,098

Operating Expenses:
Operations and Maintenance	16,178	16,599	48,563	48,215
Depreciation	3,587	3,243	10,280	9,561
Other Taxes	3,603	3,796	10,327	10,537

Total Operating Expenses	23,368	23,638	69,170	68,313

Operating Income	12,806	14,156	30,149	32,785

Other Income (Expense):
Allowance for Funds Used During Construction	174	207	473	387
Other Income	43	400	69	449

Total Other Income, net	217	607	542	836

Interest Charges	1,493	1,427	3,965	3,841

Income before Income Taxes	11,530	13,336	26,726	29,780

Income Taxes	3,888	4,523	9,263	10,258

Net Income	7,642	8,813	17,463	19,522

Preferred Stock Dividend Requirements	36	36	108	108

Earnings Applicable to Common Stock	$7,606	$8,777	$17,355	$19,414

Earnings per share of Common Stock:
Basic	$0.47	$0.54	$1.06	$1.19
Diluted	$0.46	$0.54	$1.06	$1.19

Average Number of
Common Shares Outstanding :
Basic	16,340	16,284	16,324	16,262
Diluted	16,496	16,440	16,480	16,418

Cash Dividends Paid per Common Share	$0.2113	$0.1988	$0.6338	$0.5963

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2017	2016
UTILITY PLANT:	Water Production	$149,881	$146,914
	Transmission and Distribution	449,323	430,880
	General	67,774	63,514
	Construction Work in Progress	21,752	12,196
	TOTAL	688,730	653,504
	Less Accumulated Depreciation	143,269	135,728
	UTILITY PLANT - NET	545,461	517,776

CURRENT ASSETS:	Cash and Cash Equivalents	2,701	3,879
	Accounts Receivable, net	11,730	10,129
	Unbilled Revenues	8,628	6,590
	Materials and Supplies (at average cost)	4,441	4,094
	Prepayments	2,588	2,024
	TOTAL CURRENT ASSETS	30,088	26,716

AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	3,832	2,365
	Regulatory Assets	60,430	60,894
	Operations Contracts, Developer and Other Receivables	789	1,139
	Restricted Cash	439	439
	Non-utility Assets - Net	9,276	9,131
	Federal Income Tax Receivable	1,408	1,408
	Other	196	293
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	76,370	75,669
	TOTAL ASSETS	$651,919	$620,161

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$154,626	$153,045
	Retained Earnings	72,403	65,392
	TOTAL COMMON EQUITY	227,029	218,437
	Preferred Stock	2,433	2,436
	Long-term Debt	135,806	134,538
	TOTAL CAPITALIZATION	365,268	355,411

CURRENT	Current Portion of Long-term Debt	6,547	6,159
LIABILITIES:	Notes Payable	24,500	12,000
	Accounts Payable	12,113	12,343
	Accrued Taxes	11,881	12,385
	Accrued Interest	391	1,084
	Unearned Revenues and Advanced Service Fees	962	923
	Other	2,618	2,162
	TOTAL CURRENT LIABILITIES	59,012	47,056

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,307	20,846
AND OTHER LIABILITIES:	Accumulated Deferred Investment Tax Credits	694	753
	Accumulated Deferred Income Taxes	80,250	72,072
	Employee Benefit Plans	33,544	36,139
	Regulatory Liability - Cost of Utility Plant Removal	11,889	11,337
	Other	1,348	1,443
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	149,032	142,590

CONTRIBUTIONS IN AID OF CONSTRUCTION		78,607	75,104
	TOTAL CAPITALIZATION AND LIABILITIES	$651,919	$620,161

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended Septmber 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,463	$19,522
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,677	10,052
Provision for Deferred Income Taxes and Investment Tax Credits	8,394	5,382
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(323)	(261)
Cash Surrender Value of Life Insurance	(161)	(89)
Stock Compensation Expense	673	649
Changes in Assets and Liabilities:
Accounts Receivable	(1,601)	(3,213)
Unbilled Revenues	(2,038)	(2,285)
Materials and Supplies	(347)	(1,799)
Prepayments	(564)	(778)
Accounts Payable	(230)	3,806
Accrued Taxes	(504)	1,506
Accrued Interest	(693)	(703)
Employee Benefit Plans	(1,362)	(1,169)
Unearned Revenue & Advanced Service Fees	39	24
Other Assets and Liabilities	(774)	16

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,649	30,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $150 in 2017, $126 in 2016	(35,170)	(34,146)

NET CASH USED IN INVESTING ACTIVITIES	(35,170)	(34,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(5,163)	(4,917)
Proceeds from Issuance of Long-term Debt	6,968	3,903
Net Short-term Bank Borrowings	12,500	10,600
Deferred Debt Issuance Expense	(144)	(158)
Proceeds from Issuance of Common Stock	908	1,159
Payment of Common Dividends	(10,344)	(9,695)
Payment of Preferred Dividends	(108)	(108)
Construction Advances and Contributions-Net	726	686

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,343	1,470
NET CHANGES IN CASH AND CASH EQUIVALENTS	(1,178)	(2,016)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,879	3,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,701	$1,453

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,238	$1,217
Long-term Debt Deobligation	$—	$476

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,775	$4,658
Interest Capitalized	$150	$126
Income Taxes	$1,462	$4,011

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

		September 30,	December 31,
		2017	2016
Common Stock, No Par Value
Shares Authorized -	40,000
Shares Outstanding -	2017 - 16,345; 2016 - 16,296	$154,626	$153,045

Retained Earnings		72,403	65,392
TOTAL COMMON EQUITY		$227,029	$218,437

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10		$1,005	$1,007
Shares Outstanding, $8.00 Series - 3		349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1		79	80
Shares Outstanding, $4.75 Series - 10		1,000	1,000
TOTAL PREFERRED STOCK		$2,433	$2,436

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021		$1,241	$1,415
6.25%, Amortizing Secured Note, due May 19, 2028		4,480	4,795
6.44%, Amortizing Secured Note, due August 25, 2030		3,617	3,827
6.46%, Amortizing Secured Note, due September 19, 2031		3,897	4,107
4.22%, State Revolving Trust Note, due December 31, 2022		304	329
3.60%, State Revolving Trust Note, due May 1, 2025		1,958	2,062
3.30% State Revolving Trust Note, due March 1, 2026		392	431
3.49%, State Revolving Trust Note, due January 25, 2027		427	465
4.03%, State Revolving Trust Note, due December 1, 2026		578	603
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021		162	213
0.00%, State Revolving Fund Bond, due August 1, 2021		128	166
3.64%, State Revolving Trust Note, due July 1, 2028		266	276
3.64%, State Revolving Trust Note, due January 1, 2028		87	91
3.45%, State Revolving Trust Note, due August 1, 2031		962	1,015
6.59%, Amortizing Secured Note, due April 20, 2029		4,040	4,302
7.05%, Amortizing Secured Note, due January 20, 2030		3,083	3,271
5.69%, Amortizing Secured Note, due January 20, 2030		6,325	6,709
4.45%, Amortizing Secured Note, due April 20, 2040		9,937	10,267
4.47%, Amortizing Secured Note, due April 20, 2040		3,687	3,809
3.75%, State Revolving Trust Note, due July 1, 2031		2,134	2,191
2.00%, State Revolving Trust Note, due February 1, 2036		1,115	1,115
3.75%, State Revolving Trust Note, due November 30, 2030		1,123	1,154
0.00% Construction Loans		14,439	7,470
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018		55	107
4.25% to 4.63%, Series Y, due August 1, 2018		61	122
0.00%, Series Z, due August 1, 2019		224	336
5.25% to 5.75%, Series AA, due August 1, 2019		300	440
0.00%, Series BB, due August 1, 2021		482	603
4.00% to 5.00%, Series CC, due August 1, 2021		636	779
0.00%, Series EE, due August 1, 2023		2,296	2,713
3.00% to 5.50%, Series FF, due August 1, 2024		3,495	3,690
0.00%, Series GG, due August 1, 2026		813	903
4.00% to 5.00%, Series HH, due August 1, 2026		880	960
0.00%, Series II, due August 1, 2024		610	700
3.40% to 5.00%, Series JJ, due August 1, 2027		750	824
0.00%, Series KK, due August 1, 2028		988	1,078
5.00% to 5.50%, Series LL, due August 1, 2028		1,095	1,175
0.00%, Series MM, due August 1, 2030		1,237	1,337
3.00% to 4.375%, Series NN, due August 1, 2030		1,505	1,590
0.00%, Series OO, due August 1, 2031		2,107	2,258
2.00% to 5.00%, Series PP, due August 1, 2031		740	780
5.00%, Series QQ, due October 1, 2023		9,915	9,915
3.80%, Series RR, due October 1, 2038		22,500	22,500
4.25%, Series SS, due October 1, 2047		23,000	23,000
0.00%, Series TT, due August 1, 2032		2,258	2,408
3.00% to 3.25%, Series UU, due August 1, 2032		845	890
0.00%, Series VV, due August 1, 2033		2,290	2,433
3.00% to 5.00%, Series WW, due August 1, 2033		830	865
SUBTOTAL LONG-TERM DEBT		144,294	142,489
Add: Premium on Issuance of Long-term Debt		1,335	1,495
Less: Unamortized Debt Expense		(3,276)	(3,287)
Less: Current Portion of Long-term Debt		(6,547)	(6,159)
TOTAL LONG-TERM DEBT		$135,806	$134,538

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

The consolidated notes within the 2016 Annual Report on Form 10-K (the 2016 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2017, the results of operations for the three and nine month periods ended September 30, 2017 and 2016 and cash flows for the nine month periods ended September 30, 2017 and 2016. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

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

Revenue Recognition - In May 2014, the FASB issued guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The FASB has deferred the effective date of these new revenue recognition standards by one year to January 1, 2018, at which time the Company will adopt this guidance using the modified retrospective method. The Company continues to assess the impact this standard will have on our financial statements by analyzing our inventory of contracts with customers, which consist primarily of regulated tariff-based sales and non-regulated operation and maintenance contracts for water and wastewater systems. Based on the Company’s on-going interpretation and analysis of this guidance, this update is not expected to have an impact on the Company’s regulated tariff-based sales and the impact on the Company’s non-regulated operation and maintenance contracts, if any, is not expected to be material. The Company’s non-regulated segment contributed approximately 12% and 6% of total revenues and net income, respectively, for the nine months ended September 30, 2017 and approximately 11% and 2% of total revenues and net income, respectively, for the year ended December 31, 2016. The Company’s assessment of this guidance is not final and subject to change pending the Company’s completion of its review of the guidance, including any new authoritative and interpretive guidance.

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

Leases - In February 2016, the FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but, based on the Company’s current leasing activity, does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Note 2 – Rate and Regulatory Matters

Middlesex – On October 10, 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a petition.

On October 20, 2017, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $1.2 million for the purchase of untreated water from the New Jersey Water Supply Authority. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The reset PWAC tariff rate became effective on November 1, 2017.

Tidewater - Effective July 1, 2017, Tidewater reset its Delaware Public Service Commission-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.4 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments of, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Note 3 – Capitalization

Common Stock

During the nine months ended September 30, 2017 and 2016, there were 24,154 common shares (approximately $0.9 million) and 35,350 common shares (approximately $1.2 million), respectively, issued under the Middlesex Water Company Investment Plan.

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

Middlesex closed on a $9.5 million NJBPU approved SRF construction loan in August 2017. The proceeds will be used to fund the RENEW 2017 project. RENEW is an ongoing program to eliminate all unlined water distribution mains in the Middlesex system. Funding requisitions are expected to occur primarily throughout the remainder of 2017.

Middlesex closed on a $2.3 million NJBPU approved SRF construction loan in May 2017. The proceeds will be used to fund the upgrade of a booster station at one of its well fields. Funding requisitions are expected to occur through early 2018.

In November 2017, Middlesex is scheduled to close out three of its active New Jersey SRF construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing first mortgage bonds designated as Series XX (approximately $11.1 million) and Series YY (approximately $3.7 million). The interest rate on the Series XX bond will be zero and the interest rate on the Series YY bond will be determined at the time of closing using the credit rating of the State of New Jersey. The final maturity date for both bonds will be August 1, 2047.

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

(In Thousands)
	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$80,203	$82,573	$82,786	$84,821

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $64.1 million and $59.7 million at September 30, 2017 and December 31, 2016, respectively. Customer advances for construction have carrying amounts of $21.3 million and $20.8 million at September 30, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2017		2016
Basic:	Income	Shares	Income	Shares
Net Income	$7,642	16,340	$8,813	16,284
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$7,606	16,340	$8,777	16,284

Basic EPS	$0.47		$0.54

Diluted:
Earnings Applicable to Common Stock	$7,606	16,340	$8,777	16,284
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$7,629	16,496	$8,800	16,440

Diluted EPS	$0.46		$0.54

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2017		2016
Basic:	Income	Shares	Income	Shares
Net Income	$17,463	16,324	$19,522	16,262
Preferred Dividend	(108)		(108)
Earnings Applicable to Common Stock	$17,355	16,324	$19,414	16,262

Basic EPS	$1.06		$1.19

Diluted:
Earnings Applicable to Common Stock	$17,355	16,324	$19,414	16,262
$7.00 Series Preferred Dividend	50	115	50	115
$8.00 Series Preferred Dividend	18	41	18	41
Adjusted Earnings Applicable to Common Stock	$17,423	16,480	$19,482	16,418

Diluted EPS	$1.06		$1.19

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2017	2016	2017	2016
Revenues:
Regulated	$32,252	$33,989	$88,023	$89,797
Non – Regulated	4,142	3,949	11,755	11,685
Inter-segment Elimination	(220)	(144)	(459)	(384)
Consolidated Revenues	$36,174	$37,794	$99,319	$101,098

Operating Income:
Regulated	$12,098	$13,516	$28,195	$30,940
Non – Regulated	708	640	1,954	1,845
Consolidated Operating Income	$12,806	$14,156	$30,149	$32,785

Net Income:
Regulated	$7,232	$8,154	$16,341	$18,226
Non – Regulated	410	659	1,122	1,296
Consolidated Net Income	$7,642	$8,813	$17,463	$19,522

Capital Expenditures:
Regulated	$13,998	$14,011	$35,157	$33,961
Non – Regulated	7	24	13	185
Total Capital Expenditures	$14,005	$14,035	$35,170	$34,146

	As of	As of
	September 30,	December 31,
	2017	2016
Assets:
Regulated	$654,248	$619,915
Non – Regulated	6,772	6,245
Inter-segment Elimination	(9,101)	(5,999)
Consolidated Assets	$651,919	$620,161

Note 6 – Short-term Borrowings

As of September 30, 2017, the Company has established lines of credit aggregating $92.0 million, an increase of $32.0 million since June 30, 2017. At September 30, 2017, the outstanding borrowings under these credit lines were $24.5 million at a weighted average interest rate of 2.28%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Daily Amounts Outstanding	$21,055	$11,734	$16,447	$6,177
Weighted Average Interest Rates	2.28%	1.54%	2.07%	1.52%

The maturity dates for the $24.5 million outstanding as of September 30, 2017 are all in October 2017 and November 2017 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Treated	$791	$804	$2,365	$2,360
Untreated	673	675	1,905	1,911
Total Costs	$1,464	$1,479	$4,270	$4,271

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 20-year agreement, which expires in December 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a concurrent subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses.

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

Index

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both September 30, 2017 and December 31, 2016, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million.

Construction

The Company expects to spend approximately $52 million for its construction program in 2017. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three month periods ended September 30, 2017 and 2016, the Company made Pension Plan cash contributions of $1.0 million. For each of the nine month periods ended September 30, 2017 and 2016, the Company made Pension Plan cash contributions of $2.5 million. The Company expects to make Pension Plan cash contributions of approximately $0.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits

The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three month periods ended September 30, 2017 and 2016, the Company made Other Benefits Plan cash contributions of $0.2 million. For each of the nine month periods ended September 30, 2017 and 2016, the Company made Other Benefits Plan cash contributions of $0.7 million. The Company expects to make Other Benefits Plan cash contributions of approximately $0.9 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2017	2016	2017	2016

Service Cost	$600	$577	$272	$275
Interest Cost	786	761	491	488
Expected Return on Assets	(1,122)	(1,004)	(601)	(558)
Amortization of Unrecognized Losses	391	357	445	443
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(432)	(432)
Net Periodic Benefit Cost	$655	$691	$175	$216

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2017	2016	2017	2016

Service Cost	$1,799	$1,731	$817	$824
Interest Cost	2,357	2,284	1,473	1,464
Expected Return on Assets	(3,367)	(3,011)	(1,804)	(1,674)
Amortization of Unrecognized Losses	1,174	1,070	1,336	1,330
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(1,296)	(1,296)
Net Periodic Benefit Cost	$1,963	$2,074	$526	$648

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

Index

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 residents in Southampton Township, New Jersey.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 44,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. subsidiary provides wastewater services to approximately 3,500 residential retail customers in Sussex County, Delaware.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program involves numerous projects designed to upgrade and replace infrastructure as well as enhance the integrity of system assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $106 million through 2018 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy capability to the Company’s water transmission system in New Jersey;
•	Replacement of five miles of water mains including service lines, valves, fire hydrants and meters in the Borough of South Plainfield, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Additional elevated storage tanks to supplement water supply during emergencies and peak usage periods;
•	Upgrades to water interconnections with neighboring utilities for greater resiliency and emergency response capability;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Middlesex- On October 10, 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015, as well as increased operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a petition.

On October 20, 2017, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $1.2 million for the purchase of untreated water from the New Jersey Water Supply Authority. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The reset PWAC tariff rate became effective on November 1, 2017.

Tidewater Distribution System Improvement Charge (DSIC) - Effective July 1, 2017, Tidewater reset its Delaware Public Service Commission-approved DSIC rate, which is expected to generate $0.4 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments of, and generate a return on, qualifying capital improvements to the water distribution system made between base rate proceedings.

Index

Outlook

Favorable weather patterns which impact outdoor water use, and additional sales to neighboring municipal water utilities due to emergency conditions experienced by those entities in 2015 and 2016, and which contributed to overall increases in operating revenues during those periods, have not reoccurred to-date in 2017. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests (see discussion of the Middlesex base water rate increase request above under “Recent Developments”). We continue to execute plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Organic residential customer growth for 2017, largely the result of new housing from developer activity in Delaware, is expected to be consistent with that experienced in recent years.

Our strategy for profitable growth is focused on five key areas:

•	Timely and adequate recovery of prudent investments in utility plant required to maintain appropriate utility services;
•	Operate municipal, commercial and industrial water and wastewater systems under contract;
•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;
•	Invest in, and/or operate under contract, renewable energy and industrial and commercial treatment projects that are complementary to the provision of water and wastewater services and related competencies; and
•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

Operating Results by Segment

The discussion of the Company’s operating results is on a consolidated basis and includes significant factors by subsidiary. The Company has two operating segments, Regulated and Non-Regulated. The operations of the Regulated segment are subject to regulations promulgated by state public utility commissions as to rates and level of service. Rates and level of service in the Non-Regulated segment are subject to the terms of individually-negotiated and executed contracts with municipal, industrial and other clients. Both segments are subject to federal and state environmental, water and wastewater quality and other associated legal, contractual and regulatory requirements.

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated-USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended September 30, 2017

	(In Thousands)
	Three Months Ended September 30,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$32,132	$4,042	$36,174	$33,946	$3,848	$37,794
Operations and maintenance expenses	12,980	3,198	16,178	13,527	3,072	16,599
Depreciation expense	3,540	47	3,587	3,194	49	3,243
Other taxes	3,513	90	3,603	3,709	87	3,796
Operating income	12,099	707	12,806	13,516	640	14,156

Other income, net	197	20	217	82	525	607
Interest expense	1,493	—	1,493	1,427	—	1,427
Income taxes	3,571	317	3,888	4,017	506	4,523
Net income	$7,232	$410	$7,642	$8,154	$659	$8,813

Operating Revenues

Operating revenues for the three months ended September 30, 2017 decreased $1.6 million from the same period in 2016 due to the following factors:

•	Middlesex System revenues decreased $1.8 million due to lower water consumption across all classes of customers largely as a result of weather patterns in the summer months in 2017 in addition to lower bulk water sales to neighboring municipal systems who experienced emergency conditions in the same period in 2016;
•	Tidewater System revenues remained consistent due to additional residential customers, offset by lower water consumption, also largely a result of weather patterns in the summer months in 2017; and
•	All other revenue categories increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2017 decreased $0.4 million from the same period in 2016, primarily related to the following factors:

•	Lower retirement plan expenses of $0.7 million due mostly to reimbursement of retiree healthcare insurance premiums;
•	Lower water production costs of $0.2 million in our Middlesex System, primarily due to weather-driven decreased water consumption, partially offset by a rate increase by the municipal wastewater utility that receives the water treatment residuals in the Middlesex System;
•	Higher main break repair activity in our Middlesex System in 2017 as compared to 2016 resulted in additional costs of $0.3 million;
•	Higher labor costs of $0.1 million, primarily due to higher average labor rates and additional personnel required to address increased regulatory requirements and other critical needs; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended September 30, 2017 increased $0.3 million from the same period in 2016 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the three months ended September 30, 2017 decreased $0.2 million from the same period in 2016 due to lower revenue related taxes on decreased revenues in our Middlesex system partially offset by higher payroll taxes.

Other Income, net

Other Income, net for the three months ended September 30, 2017 decreased $0.4 million from the same period in 2016, due primarily to the 2016 recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe.

Interest Charges

Interest charges for the three months ended September 30, 2017 increased $0.1 million from the same period in 2016 due to higher average short-term debt balances outstanding and higher average interest rates on short-term debt.

Income Taxes

Income taxes for the three months ended September 30, 2017 decreased $0.6 million from the same period in 2016, due to lower pre-tax income in 2017 as compared to 2016.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2017 decreased $1.2 million as compared with the same period in 2016. Basic earnings per share were $0.47 and $0.54 for the three months ended September 30, 2017 and 2016, respectively. Diluted earnings per share were $0.46 and $0.54 for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations – Nine Months Ended September 30, 2017

	(In Thousands)
	Nine Months Ended September 30,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$87,866	$11,453	$99,319	$89,712	$11,386	$101,098
Operations and maintenance expenses	39,476	9,087	48,563	39,075	9,140	48,215
Depreciation expense	10,136	144	10,280	9,420	141	9,561
Other taxes	10,059	268	10,327	10,277	260	10,537
Operating income	28,195	1,954	30,149	30,940	1,845	32,785

Other income, net	492	50	542	317	519	836
Interest expense	3,965	—	3,965	3,841	—	3,841
Income taxes	8,381	882	9,263	9,190	1,068	10,258
Net income	$16,341	$1,122	$17,463	$18,226	$1,296	$19,522

Index

Operating Revenues

Operating revenues for the nine months ended September 30, 2017 decreased $1.8 million from the same period in 2016.

•	Middlesex System revenues decreased $2.8 million due to lower water consumption across all classes of customers largely as a result of weather patterns in the spring and summer months in 2017 in addition to lower bulk water sales to neighboring municipal systems who experienced emergency conditions in the same period in 2016;
•	Tidewater System revenues increased $0.9 million due to additional residential customers offset by lower water consumption, also largely a result of weather patterns in the spring and summer months in 2017; and
•	All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2017 increased $0.3 million from the same period in 2016, primarily related to the following factors:

•	Higher labor costs of $0.6 million, primarily due to higher average labor rates and additional personnel required to address increased regulatory requirements and other critical needs;
•	Higher water production costs of $0.5 million in our Middlesex System, primarily due to a rate increase by the municipal wastewater utility that receives the water treatment residuals in the Middlesex system and lower raw water quality;
•	Higher main break repair activity in our Middlesex System in 2017 as compared to 2016 resulted in higher costs of $0.5 million;
•	Lower retirement plan expenses of $0.8 million due mostly to reimbursement of retiree healthcare insurance premiums; and
•	Decreased liability insurance costs of $0.5 million, primarily due to prior policy year refunds; and

Depreciation

Depreciation expense for the nine months ended September 30, 2017 increased $0.7 million from the same period in 2016 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2017 decreased $0.2 million from the same period in 2016 due to lower revenue related taxes on decreased revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the nine months ended September 30, 2017 decreased $0.3 million from the same period in 2016 due to the 2016 recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe offset by higher AFUDC, resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the nine months ended September 30, 2017 increased $0.1 million from the same period in 2016 due to higher average short-term debt balances outstanding and higher average interest rates on short-term debt.

Index

Income Taxes

Income taxes for the nine months ended September, 2017 decreased $1.0 million from the same period in 2016, due to lower pre-tax income in 2017 as compared to 2016.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2017 decreased $2.1 million as compared with the same period in 2016. Basic and diluted earnings per share were $1.06 and $1.19 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations”

For the nine months ended September 30, 2017, cash flows from operating activities decreased $2.0 million to $28.6 million. The decrease in cash flows from operating activities primarily resulted from lower water sales and timing of vendor payments, offset by lower income tax payments and a decreased level of inventory purchases as compared to 2016. The $28.6 million of net cash flow from operations enabled the Company to fund approximately 41% of utility plant expenditures internally for the period.

Investing Cash Flows

For the nine months ended September 30, 2017, cash flows used in investing activities increased $1.0 million to $35.2 million. The increase in cash flows used in investing activities resulted from higher utility plant expenditures as compared to 2016.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2017, cash flows from financing activities increased $3.9 million to $5.3 million as compared to 2016. The increase in cash flows from financing activities resulted from an increase in short-term and long-term debt funding partially offset by increased common stock dividend payments and lower proceeds from sales of common stock under the Middlesex Water Company Investment Plan (the Dividend Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Dividend Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2017 is currently estimated to be approximately $52 million. Through September 30, 2017, we have expended $35.2 million and expect to incur approximately $17 million for capital projects for the remainder of 2017.

We currently project that we will expend approximately $163 million for capital projects in 2018 and 2019. The actual amount and timing of capital expenditures is dependent on further refinement of engineering estimates related to the timing and cost of specific capital projects.

Index

To fund our capital program for the remainder of 2017, we intend to utilize:

•	Internally generated funds;
•	Proceeds from the Dividend Investment Plan;
•	Requisitions from active loans under the New Jersey State Revolving Fund (SRF) program (approximately $6 million depending on actual construction schedule). The SRF program provides low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, as needed, through $92.0 million of available lines of credit with several financial institutions. As of September 30, 2017, there remains $67.5 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.5 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical 10% change in the rate of interest charged on those borrowings would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.32(a)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A.

10.33(a)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A.

10.47	Copy of Construction Loan Agreement (CFP 17-2) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 2, 2017