Form 10-K
period 2017-12-31
MIDDLESEX WATER CO
filed 2018-03-09
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).           Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2017 was $624,441,708 based on the closing market price of $39.60 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 28, 2018:

Common Stock, No par Value 16,351,940 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 22, 2018, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2017 fiscal year, is incorporated by reference into Part III.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 58% of our 2017 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2017 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 45,000 retail customers for residential, commercial and fire protection purposes in approximately 400 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates or maintains more than 55 water and/or wastewater systems under contracts that serve approximately 4,000 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 28% of our 2017 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water treatment and distribution system and its wastewater collection system under a 20-year agreement, which expires in December 2018. USA-PA serves approximately 11,900 homes and businesses, most of which are served by both the water and wastewater systems. Under the agreement, USA-PA receives fixed fees, and may receive variable fees, based on customer revenue growth. Fixed fee revenues increase over the term of the 20-year contract based upon a schedule of rates. USA-PA produced approximately 8% of our 2017 consolidated operating revenues.

In connection with the agreement with Perth Amboy, USA-PA entered into a subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses and its term is concurrent with USA-PA’s contract with Perth Amboy.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2017 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2017 consolidated operating revenues.

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

USA produced approximately 2% of our 2017 consolidated operating revenues.

Index

TESI System

TESI provides wastewater collection and treatment services to approximately 3,500 residential retail customers in Sussex County, Delaware. TESI produced approximately 2% of our 2017 consolidated operating revenues.

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2017 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2017	2016	2015

Operating Revenues	$130,775	$132,906	$126,025

Operating Income	$38,620	$40,632	$35,840

Net Income	$22,809	$22,742	$20,028

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2017	2016	2015

Residential	48.8%	48.3%	48.5%
Commercial	10.7	10.6	10.4
Industrial	6.7	6.9	6.5
Fire Protection	9.0	8.8	8.9
Contract Sales	10.4	11.7	11.2
Contract Operations	11.5	11.0	11.5
Other	2.9	2.7	3.0
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 14.4 billion gallons in 2017, obtains water from surface sources and wells (groundwater sources). In 2017, surface sources of water provided approximately 74% of the Middlesex System’s water supply, groundwater sources provided approximately 19% from 31 wells and the balance was purchased from a non-affiliated regulated water utility. The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority

Index

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

Tidewater System

Our Tidewater System produced approximately 2.2 billion gallons in 2017 from 158 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the nearly 400 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 145.9 million gallons in 2017. The aggregate pumping capacity of the four wells is 2.2 mgd.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 91.3 million gallons in 2017.

Bayview System

Water supply to Bayview customers is derived from two wells, which produced approximately 6.6 million gallons in 2017.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Sussex County, Delaware, which are not interconnected. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 105.9 million gallons in 2017.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 15.0 million gallons in 2017.

Employees

As of December 31, 2017, we had a total of 315 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract water supply and wastewater services and operations and maintenance services that are not under the jurisdiction of a state public utility

Index

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

Middlesex Rate Matters

In October 2017, Middlesex filed a petition with the NJBPU seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJBPU must render a decision within nine months of filing a petition.

Index

In October 2017, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $1.2 million, primarily for the purchase of untreated water from the New Jersey Water Supply Authority. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The reset PWAC tariff rate became effective on November 1, 2017.

In August 2015, Middlesex implemented a $5.0 million NJBPU-approved rate increase. The rate increase was needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%.

Tidewater Rate Matters

Effective January 1, 2018, Tidewater increased its DEPSC-approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.4 million annually.

Pinelands Rate Matters

In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores Rate Matters

Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes Rate Matters

In June 2016, the PAPUC approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in with the final phase implemented subsequent to specific capital investments being placed in service.

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

Index

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

Treatment of groundwater in the Pinelands Water, Bayview and Twin Lakes Systems (primary disinfection only) is performed at individual well sites.

Treatment of wastewater in the Pinelands Wastewater and TESI Systems includes rotating biological contactors. Membrane bioreactors, sequential batch reactors and lagoon treatment coupled with spray irrigation are also utilized in the TESI System.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	59	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	59	Vice President, Treasurer and Chief Financial Officer
Richard M. Risoldi	61	Vice President-Operations and Chief Operating Officer
Jay L. Kooper	45	Vice President-General Counsel and Secretary
Bernadette M. Sohler	57	Vice President-Corporate Affairs
Lorrie B. Ginegaw	42	Vice President–Human Resources
Gerard L. Esposito	66	President, Tidewater Utilities, Inc.

Dennis W. Doll – Mr. Doll joined the Company in 2004 as Executive Vice President and was named President and Chief Executive Officer and a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit utility industry-related Boards including the New Jersey Utilities Association (Past Chairman), The Water Research Foundation (presently Co-Vice Chairman), the National Association of Water Companies (Past President) and Court Appointed Special Advocates (CASA) of Middlesex County. Mr. Doll further serves as a Director of Hammer Fiber Optics Holdings Corp. (OTCQB: HMMR); an alternative telecommunications carrier providing high capacity broadband service through a wireless access network.

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

Jay L. Kooper – Mr. Kooper joined the Company in March 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  Mr. Kooper serves as a volunteer director on selected non-profit Boards in New Jersey, is the Chair of the National Association of Water Companies’ New Jersey Chapter, and currently serves as the Chair of the New Jersey State Bar Association’s Public Utility Law Section.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994, was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several non-profit Boards, is the Chair of the New Jersey Utilities Association’s Communications Committee and is a member of the American Water Works Association and the National Investor Relations Institute.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. She is a member of the New Jersey Utilities Association’s Human Resources Committee.

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

Index

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

Government environmental regulatory agencies regulate our operations in New Jersey, Delaware and Pennsylvania with respect to water supply, treatment and distribution systems and the quality of water. Government environmental regulatory agencies also regulate our operations in New Jersey and Delaware with respect to wastewater collection, treatment and disposal.

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

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $267 million for capital projects through 2020. We must obtain approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

Index

We have short-term and long-term contractual obligations for water, wastewater and storm water system operation and maintenance under which we may incur costs in excess of payments received.

USA-PA operates and maintains the water and wastewater systems of Perth Amboy under a 20-year contract expiring on December 31, 2018. USA operates and maintains the water, wastewater and storm water systems of Avalon under a 10-year contract expiring in 2022. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance that we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

We serve as guarantor of performance of an unaffiliated company under a contract to operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey.

Middlesex entered into agreements, expiring in 2028, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, (NSU) the parent company of AWM, and the County of Monmouth, New Jersey (County) for the operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreement, AWM operates the County-owned landfill leachate pretreatment facility. Middlesex is the guarantor of AWM's performance under the agreement (the Guaranty), for which Middlesex earns a fee, in addition to providing operational support if necessary. If asked to perform under the Guaranty, Middlesex could be required to fulfill the remaining operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations. NSU and AWM have indemnified Middlesex for any costs Middlesex may incur in connection with its Guaranty to the County.

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

An element of our growth strategy is the acquisition of water and wastewater assets, operations, contracts or companies. Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and/or operation of water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities and reaching mutually agreeable terms with acquisition candidates or contract partners. Further, acquisitions may result in dilution of our equity securities, incurrence of debt and contingent liabilities, fluctuations in quarterly results and other related expenses. In addition, the assets, operations, contracts or companies we acquire may not achieve the revenues and profitability expected.

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

Index

The necessity for ongoing security has resulted, and may continue to result, in increased operating costs.

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

Our ability to achieve organic customer growth in our market area is dependent on the residential building market. New housing starts are one element that impacts our rate of growth and therefore, may not meet our expectations.

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

There can be no assurance we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

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

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only a portion of the Director population is elected each year. A classified Board can make it more difficult for an acquirer to gain control of the Company by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition that the Board of Directors determines is not in the best interest of the common shareholders.

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

Tidewater System

The Tidewater System is comprised of 84 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 745 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 7.7 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of two buildings totaling approximately 8,400 square feet.

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

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 42.3 miles of sewer lines.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. The following table shows the range of high and low share prices per share for the common stock and the dividend paid to shareholders in such quarter. As of December 31, 2017, there were 1,655 holders of record.

2017	High	Low	Dividend

Fourth Quarter	$46.74	$39.10	$0.2238
Third Quarter	$40.87	$36.99	$0.2113
Second Quarter	$41.50	$32.23	$0.2113
First Quarter	$42.80	$34.55	$0.2113

2016	High	Low	Dividend

Fourth Quarter	$44.48	$32.82	$0.2113
Third Quarter	$43.99	$32.51	$0.1988
Second Quarter	$44.11	$30.50	$0.1988
First Quarter	$32.10	$25.00	$0.1988

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

The Company periodically issues shares of common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for the Company’s common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the SEC, increasing the number of NJBPU-authorized shares to 3.0 million. The Company raised approximately $1.2 million through the issuance of 31,693 shares under the Investment Plan during 2017.

The Company maintains a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million awarded shares of the Company's common stock for the 2008 Restricted Stock Plan. Shares issued in connection with the 2008 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares and less than 50,000 shares remain available for future awards under the 2008 Restricted Stock Plan. The 2008 Restricted Stock Plan terminates on March 31, 2018.

The Company maintains a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2017, 3,976 shares of the Company’s common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. Of this total, 64,168 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Index

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2012. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Middlesex Water Company
Wilshire 5000 Index
Peer Group *

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2012	2013	2014	2015	2016	2017
Middlesex Water Company	100.00	111.05	126.85	150.99	250.11	237.80
Dow Jones Wilshire 5000 Stock Index	100.00	131.42	144.51	141.17	156.22	185.35
Peer Group	100.00	127.84	149.47	158.04	225.79	273.12

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2017	2016	2015	2014	2013
Operating Revenues	$130,775	$132,906	$126,025	$117,139	$114,846
Operating Expenses:
Operations and Maintenance	64,668	65,534	65,167	59,129	60,748
Depreciation	13,922	12,796	12,051	11,444	10,988
Other Taxes	13,565	13,944	12,967	12,174	12,140
Total Operating Expenses	92,155	92,274	90,185	82,747	83,876
Operating Income	38,620	40,632	35,840	34,392	30,970
Other Income (Expense), Net	795	(862)	293	(403)	91
Interest Charges	5,506	5,293	5,554	5,607	5,807
Income Taxes	11,100	11,735	10,551	9,937	8,621
Net Income	22,809	22,742	20,028	18,445	16,633
Preferred Stock Dividend	144	144	144	151	190
Earnings Applicable to Common Stock	$22,665	$22,598	$19,884	$18,294	$16,443
Earnings per Share:
Basic	$1.39	$1.39	$1.23	$1.14	$1.04
Diluted	$1.38	$1.38	$1.22	$1.13	$1.03
Average Shares Outstanding:
Basic	16,330	16,270	16,175	16,052	15,868
Diluted	16,486	16,426	16,331	16,226	16,110
Dividends Declared and Paid	$0.858	$0.808	$0.776	$0.763	$0.753
Total Assets	$661,140	$620,161	$581,383	$572,298	$526,815
Convertible Preferred Stock	$1,354	$1,356	$1,356	$1,356	$1,806
Long-term Debt	$139,045	$134,538	$132,908	$132,565	$126,272

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of approximately 219,000. In partnership

Index

with our subsidiary, USA-PA, we operate the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy). Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 45,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,500 residential retail customers in Sussex Counties, Delaware.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $94 million in 2018 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of five miles of water mains including service lines, valves, fire hydrants and meters in Woodbridge Township, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Additional elevated storage tanks to supplement water supply during emergencies and peak usage periods;
•	Upgrades to water interconnections with neighboring utilities for greater resiliency and emergency response capability;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Middlesex Base Water Rate Filing - In October 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. See “Rates” below for further discussion of this base water rate filing.

Index

The Tax Cuts and Jobs Act of 2017 - On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The tariff rates charged to customers in the Company’s regulated companies, which comprise 92% of the Company’s 2017 pre-tax income, include recovery of income taxes at the statutory rate at the time those rates are approved by the respective state public utility commissions that regulate each of our regulated subsidiaries. The Company is currently working to comply with orders issued by the NJBPU and Delaware Public Service Commission (DEPSC) seeking information on the amount of income taxes collected in rates that will not be incurred by the Company and the proposed methodology to adjust rates charged to customers to reflect excess taxes collected and the decreased corporate tax rate.

Contract Operations - USA-PA operates Perth Amboy’s water and wastewater collection systems under contract, which expires on December 31, 2018. New Jersey municipalities are required to follow State guidelines for entering into professional services contracts. Perth Amboy has expressed an interest in continuing to have their systems contractually managed by a third party with the February 2018 issuance of a Request for Proposals to interested parties. Responses are due back to Perth Amboy in early April 2018 with the selection process made and a new 10-year contract expected to be executed by June 15, 2018. USA-PA intends to submit a proposal to continue to operate the systems.

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

Rates

Middlesex - In October 2017, Middlesex filed a petition with the NJBPU seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJBPU must render a decision within nine months of filing a petition.

In October 2017, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $1.2 million, primarily for the purchase of untreated water from the New Jersey Water Supply Authority. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The reset PWAC tariff rate became effective on November 1, 2017.

In August 2015, Middlesex implemented a $5.0 million NJBPU-approved rate increase. The rate increase was needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%.

Tidewater - Effective January 1, 2018, Tidewater increased its DEPSC-approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.4 million annually.

Index

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In June 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in with the final phase implemented subsequent to specific capital investments being placed in service.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns experienced in 2015 and 2016, which contributed to overall increases in operating revenues, did not reoccur in 2017, and may not reoccur in 2018. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. As operating costs are anticipated to increase in 2018 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Organic residential customer growth for 2018 is expected to be consistent with that experienced in recent years.

The Company has projected to spend approximately $267 million on its 2018-2020 capital investment program, including approximately $42 million for the upgrade of Middlesex’s main water treatment plant in New Jersey, $52 million to construct a large-diameter transmission pipeline that will provide a second connection between Middlesex’s main water treatment plant and distribution system in New Jersey, $34 million on our RENEW Program, our ongoing initiative to eliminate unlined mains in the Middlesex System and $18 million to relocate water meters from inside customers’ premises to exterior meter pits .

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 88%, 89% and 88% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively and approximately 94%, 98% and 94% of net income for the years ended December 31, 2017, 2016 and 2015, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations for 2017 as Compared to 2016

	(In Millions)
	Years Ended December 31,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$115.3	$15.5	$130.8	$117.9	$15.0	$132.9
Operations and maintenance expenses	52.4	12.3	64.7	53.5	12.0	65.5
Depreciation expense	13.7	0.2	13.9	12.6	0.2	12.8
Other taxes	13.2	0.4	13.6	13.6	0.4	14.0
Operating income	36.0	2.6	38.6	38.2	2.4	40.6

Other income (expense), net	0.7	0.1	0.8	0.4	(1.3)	(0.9)
Interest expense	5.4	0.1	5.5	5.2	0.1	5.3
Income taxes	9.8	1.3	11.1	11.1	0.6	11.7
Net income	$21.5	$1.3	$22.8	$22.3	$0.4	$22.7

Operating Revenues

Operating revenues for the year ended December 31, 2017 decreased $2.1 million from the same period in 2016.

•	Middlesex System revenues decreased $4.0 million due to lower water consumption across all classes of customers largely as a result of weather patterns in the spring and summer months in 2017 in addition to lower bulk water sales to neighboring municipal systems who experienced emergency conditions in 2016;
•	Tidewater System revenues increased $1.3 million due to additional residential customers offset by lower water consumption, also largely a result of weather patterns in the spring and summer months in 2017;
•	Revenues in our unregulated companies increased $0.5 million due to new White Marsh contracts to operate water and wastewater systems and a higher amount of billable supplemental services under USA’s contract to operate Avalon’s water utility, sewer utility and storm water system, partially offset by lower billable supplemental services under USA-PA’s contract to operate Perth Amboy’s water supply system and wastewater system; and
•	All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2017 decreased $0.9 million from the same period in 2016, primarily related to the following factors:

•	Lower retirement benefit plan expenses of $1.1 million due to lower actuarially-determined postretirement benefit plan costs and reimbursement of retiree healthcare insurance premiums;
•	Decreased liability insurance costs of $0.7 million, primarily due to prior policy year refunds;
•	Higher water production costs of $0.6 million in our Middlesex System, primarily due to a rate increase by the municipal wastewater utility that receives the water treatment residuals in the Middlesex System and increased chemical costs as a result of intermittent changes in raw water quality;
•	Higher water main break repair activity in our Middlesex System in 2017 as compared to 2016 resulted in higher costs of $0.5 million; and
•	All other operation and maintenance expense categories decreased $0.2 million.

Index

Depreciation

Depreciation expense for the year ended December 31, 2017 increased $1.1 million from the same period in 2016 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2017 (Expense) decreased $0.4 million from the same period in 2016 due to lower revenue related taxes on decreased revenues in our Middlesex System offset by higher payroll taxes.

Other Income (Expense), net

Other Income (Expense), net for year ended December 31, 2017 increased $1.7 million from the same period in 2016 due to a $1.9 million charge in 2016 in connection with Middlesex’s joint venture equity investment in, and loan to, Ridgewood Green RME, LLC (RGRME) (see “Other Income, net” in “Results of Operations for 2016 as Compared to 2015” below for further discussion) and higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress partially offset by the 2016 recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe.

Interest Charges

Interest charges for the year ended December 31, 2017 increased $0.2 million from the same period in 2016 due to higher average short-term debt balances outstanding and higher average interest rates on short-term debt.

Income Taxes

Income taxes for the year ended December 31, 2017 decreased $0.6 million from the same period in 2016, due to the Company’s re-measurement of certain accumulated deferred income taxes based on the rates at which they are expected to reverse in the future, resulting from the Tax Act. On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and the authoritative guidance available as of the date of this filing.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2017 increased $0.1 million as compared with the same period in 2016. Basic and diluted earnings per share were each $1.39 and $1.38, respectively, for the year ended December 31, 2017. Basic and diluted earnings per share were $1.39 and $1.38, respectively, for the year ended December 31, 2016.

Index

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

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2016 increased $0.4 million from the same period in 2015, primarily related to the following factors:

•	Labor costs increased by $1.6 million due to company-wide higher average labor rates, increased headcount and incentive compensation partially offset by higher capitalized labor at Middlesex;
•	Costs associated with Middlesex’s large main condition assessment program increased $0.3 million;
•	Insurance costs increased $0.3 million primarily due to higher workmen’s compensation premiums;
•	Employee benefit expenses decreased by $1.3 million due primarily to lower retirement plan costs. The 2016 costs were calculated using a higher discount rate than in the 2015 calculation of our net periodic plan costs;
•	Decreased water main break repair activity, as compared to 2015, resulted in lower costs of $0.2 million in our Middlesex System;
•	Variable production costs decreased $0.2 million, due primarily to improved non-revenue water management and decreased chemical costs as a result of intermittent changes in raw water quality in our Middlesex System; and
•	All other operation and maintenance expense categories decreased $0.1 million.

Index

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

For the year ended December 31, 2017, cash flows from operating activities were $42.8 million, which enabled us to internally fund approximately 42% of utility plant expenditures in 2017. This was a decrease in cash flows of $4.2 million from 2016 and resulted primarily from lower water sales and higher payments to vendors.

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

Index

Cash Flows from Investing Activities

For the year ended December 31, 2017, cash flows used in investing activities increased $3.9 million to $51.3 million, which was attributable to higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2017, cash flows provided by financing activities increased $8.8 million to $9.5 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in short-term and long-term debt funding partially offset by increased common stock dividend payments.

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

The table below summarizes our estimated capital expenditures for the years 2018-2020.

	(Millions)
	2018	2019	2020	2018-2020
Distribution/Network System	$62	$58	$52	$172
Production System	18	27	24	69
Information Technolgy (IT) Systems	2	1	2	5
Other	12	8	1	21
Total Estimated Capital Expenditures	$94	$94	$79	$267

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution/Network System-Projects associated with installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program. RENEW is our ongoing initiative to eliminate unlined mains in the Middlesex System. In connection with our RENEW Program, we expect to spend approximately $11 million in 2018, $11 million in 2019 and $11 million in 2020. Construction of a large-diameter transmission pipeline that will provide a second connection between Middlesex’s Carl J. Olsen (CJO) water treatment plant and our distribution system is expected to result in approximately $52 million of expenditures in 2018 through 2020.
•	Production System-Projects associated with our water production and water/wastewater treatment plants, including $4 million, $19 million and $20 million of expenditures in 2018, 2019 and 2020, respectively, for the upgrade of the CJO water treatment plant.
•	IT Systems-Upgrade of our enterprise resource planning system and hardware and software purchases for our other IT systems.
•	Other-Purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to our headquarters in Iselin, New Jersey.

Index

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program in 2018, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the New Jersey and Delaware State Revolving Fund (“SRF”) programs (approximately $43 million depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below) ; and
•	Short-term borrowings, as needed, through $92.0 million of available lines of credit with several financial institutions. As of December 31, 2017, there remains $64.0 million of available credit under these lines.

Sources of Liquidity

Short-term Debt. In 2017, the Company increased its established lines of credit to $92.0 million, an increase of $32.0 million. At December 31, 2017, the outstanding borrowings under these credit lines were $28.0 million, at a weighted average interest rate of 2.54%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $18.6 million and $7.4 million at 2.15% and 1.54% for the years ended December 31, 2017 and 2016, respectively.

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

Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The NJIB was formally known as the New Jersey Environmental Infrastructure Trust. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, the NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. The NJIB generally schedules its long-term debt financings in May and November.

In February 2018, Middlesex requested approval from the NJBPU to borrow up to $57.0 million under the NJIB program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex currently expects to close on the NJIB construction loan in the second quarter of 2018 with funding requisitions occurring primarily throughout 2018 and 2019.

In February 2018, Tidewater requested approval from the DEPSC to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater expects to close on the SRF loan and complete the project in 2018.

In January 2018, Middlesex’s requested approval from the NJBPU to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the NJIB construction loan in the second quarter of 2018 with funding requisitions occurring throughout 2018 through early 2019.

Index

Middlesex closed on a $9.5 million NJBPU approved NJIB construction loan in August 2017. The proceeds are being used to fund the RENEW 2017 project. Through December 31, 2017, Middlesex has drawn down $3.9 million and expects to draw down the remaining proceeds during the first quarter of 2018. The NJIB has notified the Company that the RENEW 2017 construction loan is scheduled for the May 2018 long-term debt financing program.

In November 2017, Middlesex closed out three of its active NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond will be zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through December 31, 2017, Middlesex has drawn down $14.2 million and expects to draw down the remaining proceeds during the first quarter of 2018. The final maturity date for both bonds will be August 1, 2047, with scheduled principal and interest payments over the life of the loan.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company periodically issues shares of common stock in connection with the Investment Plan. The Company raised $1.2 million through the issuance of 31,693 shares under the Investment Plan during 2017.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2017.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$147.9	$6.9	$14.0	$13.3	$113.7
Notes Payable	28.0	28.0	—	—	—
Interest on Long-term Debt	69.3	5.4	10.1	8.5	45.3
Purchased Water Contracts	25.5	5.7	11.5	5.8	2.5
Commercial Office Leases	7.3	0.7	1.4	1.4	3.8
Wastewater Operations	5.5	5.5	—	—	—
Total	$283.5	$52.2	$37.0	$29.0	$165.3

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2017, the Company contributed $5.2 million to its postretirement benefit plans and expects to contribute approximately $4.9 million in 2018.

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

Revenues from the Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees are billed monthly and recorded as earned. Variable fees, which are based on billings and other factors, are recorded upon approval of the amount by Perth Amboy. The variable fees are not a material component of the management contract.

Revenues from USA’s operations and maintenance contract for the Avalon water utility, sewer utility and storm water system are fixed for the term of the contract, are billed monthly and recorded as earned. USA also provides services to Avalon in addition to the base services provided under the operation and maintenance contract. These additional services are recorded as earned and billed upon approval of Avalon.

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

The allocation by asset category of retirement benefit plan assets at December 31, 2017 and 2016 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2017	2016	Target	2017	2016	Target
Equity Securities	62.8%	59.7%	55%	57.7%	54.1%	43%
Debt Securities	33.6%	36.6%	38%	32.9%	43.3%	50%
Cash	1.0%	1.0%	2%	9.4%	2.6%	2%
Real Estate/Commodities	2.6%	2.7%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

The primary assumptions used for determining future postretirement benefit plans’ obligations and costs are as follows:

•	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
•	Compensation Increase - based on management projected future employee compensation increases;
•	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
•	Mortality –The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2017 for the 2017 valuation); and
•	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our postretirement benefit plans as of December 31, 2017 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	3.53%	3.53%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.50%	7.50%

For the 2017 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2018 with the annual rate of increase declining 1.0% per year for 2019-2021 and 0.5% per year for 2022-2023, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2023.

Index

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(11,563)	$(1,050)
Discount Rate 1% Decrease	14,773	1,282

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,473)	$(888)
Discount Rate 1% Decrease	11,053	1,120
Healthcare Cost Trend Rate 1% Increase	9,412	1,496
Healthcare Cost Trend Rate 1% Decrease	(7,403)	(1,167)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $6.9 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

Index

benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover retirement benefit plan costs through rates.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Index

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2006.

Wyomissing, Pennsylvania

March 9, 2018

Index

 MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2017	2016	2015

Operating Revenues	$130,775	$132,906	$126,025

Operating Expenses:
Operations and Maintenance	64,668	65,534	65,167
Depreciation	13,922	12,796	12,051
Other Taxes	13,565	13,944	12,967

Total Operating Expenses	92,155	92,274	90,185

Operating Income	38,620	40,632	35,840

Other Income (Expense):
Allowance for Funds Used During Construction	702	619	380
Other Income	123	662	208
Other Expense	(30)	(2,143)	(295)

Total Other Income (Expense), net	795	(862)	293

Interest Charges	5,506	5,293	5,554

Income before Income Taxes	33,909	34,477	30,579

Income Taxes	11,100	11,735	10,551

Net Income	22,809	22,742	20,028

Preferred Stock Dividend Requirements	144	144	144

Earnings Applicable to Common Stock	$22,665	$22,598	$19,884

Earnings per share of Common Stock:
Basic	$1.39	$1.39	$1.23
Diluted	$1.38	$1.38	$1.22

Average Number of
Common Shares Outstanding :
Basic	16,330	16,270	16,175
Diluted	16,486	16,426	16,331

Cash Dividends Paid per Common Share	$0.858	$0.808	$0.776

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED  BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2017	2016
UTILITY PLANT:	Water Production	$153,844	$146,914
	Transmission and Distribution	468,649	430,880
	General	69,457	63,514
	Construction Work in Progress	11,562	12,196
	TOTAL	703,512	653,504
	Less Accumulated Depreciation	146,272	135,728
	UTILITY PLANT - NET	557,240	517,776

CURRENT ASSETS:	Cash and Cash Equivalents	4,937	3,879
	Accounts Receivable, net	10,785	10,129
	Unbilled Revenues	6,999	6,590
	Materials and Supplies (at average cost)	4,118	4,094
	Prepayments	2,408	2,024
	TOTAL CURRENT ASSETS	29,247	26,716

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	4,676	2,365
AND OTHER ASSETS:	Regulatory Assets	58,423	60,894
	Operations Contracts, Developer and Other Receivables	439	1,139
	Restricted Cash	1,460	439
	Non-utility Assets - Net	9,478	9,131
	Federal Income Tax Receivable	—	1,408
	Other	177	293
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	74,653	75,669
	TOTAL ASSETS	$661,140	$620,161

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$155,120	$153,045
	Retained Earnings	74,055	65,392
	TOTAL COMMON EQUITY	229,175	218,437
	Preferred Stock	2,433	2,436
	Long-term Debt	139,045	134,538
	TOTAL CAPITALIZATION	370,653	355,411

CURRENT	Current Portion of Long-term Debt	6,865	6,159
LIABILITIES:	Notes Payable	28,000	12,000
	Accounts Payable	13,929	12,343
	Accrued Taxes	11,418	12,385
	Accrued Interest	1,093	1,084
	Unearned Revenues and Advanced Service Fees	951	923
	Other	2,281	2,162
	TOTAL CURRENT LIABILITIES	64,537	47,056

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	21,423	20,846
AND OTHER LIABILITIES:	Accumulated Deferred Income Taxes	43,160	72,825
	Employee Benefit Plans	36,686	36,139
	Regulatory Liabilities	43,745	11,337
	Other	1,315	1,443
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	146,329	142,590

CONTRIBUTIONS IN AID OF CONSTRUCTION		79,621	75,104
	TOTAL CAPITALIZATION AND LIABILITIES	$661,140	$620,161

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,809	$22,742	$20,028
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,846	13,532	13,087
Provision for Deferred Income Taxes	7,944	3,553	15,753
Equity Portion of Allowance For Funds Used During Constuction (AFUDC)	(481)	(423)	(228)
Cash Surrender Value of Life Insurance	(209)	(101)	(76)
Stock Compensation Expense	840	829	633
Adoption of Repairs on Tangible Property Regulations Net	—	—	2,680
Changes in Assets and Liabilities:
Accounts Receivable	(656)	(69)	(48)
Unbilled Revenues	(409)	(344)	(309)
Materials & Supplies	(24)	(1,494)	(347)
Prepayments	(384)	11	(46)
Accounts Payable	1,586	5,818	171
Accrued Taxes	(967)	3,259	178
Accrued Interest	9	(20)	(30)
Employee Benefit Plans	(1,920)	(1,601)	(129)
Unearned Revenue & Advanced Service Fees	28	43	41
Other Assets and Liabilities	(169)	1,336	(146)

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,843	47,071	51,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $221 in 2017, $196 in 2016 and $152 in 2015	(50,301)	(47,375)	(25,773)
(Receipt) Release of Restricted Cash	(1,021)	—	1,390

NET CASH USED IN INVESTING ACTIVITIES	(51,322)	(47,375)	(24,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,159)	(5,898)	(6,284)
Proceeds from Issuance of Long-term Debt	11,523	8,585	7,000
Net Short-term Bank Borrowings	16,000	9,000	(16,000)
Deferred Debt Issuance Expense	(230)	(152)	(65)
Common Stock Issuance Expense	—	—	(22)
Restricted Cash	—	—	744
Proceeds from Issuance of Common Stock	1,234	1,453	1,462
Payment of Common Dividends	(14,002)	(13,137)	(12,553)
Payment of Preferred Dividends	(144)	(144)	(144)
Construction Advances and Contributions-Net	1,315	1,007	(171)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,537	714	(26,033)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,058	410	796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,879	3,469	2,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,937	$3,879	$3,469

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,778	$1,439	$2,441
Long-term Debt Deobligation	$—	$476	$466
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,616	$5,430	$5,702
Interest Capitalized	$221	$196	$152
Income Taxes	$2,754	$5,729	$1,391

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2017	2016
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2017 - 16,352; 2016 - 16,296	$155,120	$153,045

Retained Earnings	74,055	65,392
TOTAL COMMON EQUITY	$229,175	$218,437

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,007
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	80
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,436

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,180	$1,415
6.25%, Amortizing Secured Note, due May 19, 2028	4,375	4,795
6.44%, Amortizing Secured Note, due August 25, 2030	3,547	3,827
6.46%, Amortizing Secured Note, due September 19, 2031	3,827	4,107
4.22%, State Revolving Trust Note, due December 31, 2022	279	329
3.60%, State Revolving Trust Note, due May 1, 2025	1,851	2,062
3.30% State Revolving Trust Note, due March 1, 2026	392	431
3.49%, State Revolving Trust Note, due January 25, 2027	427	465
4.03%, State Revolving Trust Note, due December 1, 2026	553	603
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	162	213
0.00%, State Revolving Fund Bond, due August 1, 2021	128	166
3.64%, State Revolving Trust Note, due July 1, 2028	256	276
3.64%, State Revolving Trust Note, due January 1, 2028	84	91
3.45%, State Revolving Trust Note, due August 1, 2031	962	1,015
6.59%, Amortizing Secured Note, due April 20, 2029	3,953	4,302
7.05%, Amortizing Secured Note, due January 20, 2030	3,021	3,271
5.69%, Amortizing Secured Note, due January 20, 2030	6,197	6,709
4.45%, Amortizing Secured Note, due April 20, 2040	9,827	10,267
4.47%, Amortizing Secured Note, due April 20, 2040	3,646	3,810
3.75%, State Revolving Trust Note, due July 1, 2031	2,075	2,191
2.00%, State Revolving Trust Note, due February 1, 2036	1,115	1,115
3.75%, State Revolving Trust Note, due November 30, 2030	1,090	1,154
0.00% Construction Loans	3,874	7,470
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	55	107
4.25% to 4.63%, Series Y, due August 1, 2018	61	122
0.00%, Series Z, due August 1, 2019	224	335
5.25% to 5.75%, Series AA, due August 1, 2019	300	440
0.00%, Series BB, due August 1, 2021	482	603
4.00% to 5.00%, Series CC, due August 1, 2021	636	779
0.00%, Series EE, due August 1, 2023	2,296	2,713
3.00% to 5.50%, Series FF, due August 1, 2024	3,495	3,690
0.00%, Series GG, due August 1, 2026	813	903
4.00% to 5.00%, Series HH, due August 1, 2026	880	960
0.00%, Series II, due August 1, 2024	610	700
3.40% to 5.00%, Series JJ, due August 1, 2027	750	824
0.00%, Series KK, due August 1, 2028	988	1,078
5.00% to 5.50%, Series LL, due August 1, 2028	1,095	1,175
0.00%, Series MM, due August 1, 2030	1,237	1,337
3.00% to 4.375%, Series NN, due August 1, 2030	1,505	1,590
0.00%, Series OO, due August 1, 2031	2,107	2,258
2.00% to 5.00%, Series PP, due August 1, 2031	740	780
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,258	2,408
3.00% to 3.25%, Series UU, due August 1, 2032	845	890
0.00%, Series VV, due August 1, 2033	2,290	2,433
3.00% to 5.00%, Series WW, due August 1, 2033	830	865
0.00%, Series XX, due August 1, 2047	11,259	—
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	—
SUBTOTAL LONG-TERM DEBT	147,852	142,489
Add: Premium on Issuance of Long-term Debt	1,367	1,495
Less: Unamortized Debt Expense	(3,309)	(3,287)
Less: Current Portion of Long-term Debt	(6,865)	(6,159)
TOTAL LONG-TERM DEBT	$139,045	$134,538

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2015	16,124	$148,668	$48,623	$197,291

Net Income			20,028	20,028
Dividend Reinvestment & Common Stock Purchase Plan	63	1,462		1,462
Restricted Stock Award, Net - Employees	33	528		528
Stock Award - Board Of Directors	5	105		105
Cash Dividends on Common Stock			(12,554)	(12,554)
Cash Dividends on Preferred Stock			(144)	(144)
Common Stock Expenses			(22)	(22)
Balance at December 31, 2015	16,225	$150,763	$55,931	$206,694

Net Income			22,742	22,742
Dividend Reinvestment & Common Stock Purchase Plan	43	1,453		1,453
Restricted Stock Award, Net - Employees	24	682		682
Stock Award - Board Of Directors	4	147		147
Cash Dividends on Common Stock			(13,137)	(13,137)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2016	16,296	$153,045	$65,392	$218,437

Net Income			22,809	22,809
Dividend Reinvestment & Common Stock Purchase Plan	32	1,234		1,234
Restricted Stock Award, Net - Employees	22	724		724
Stock Award - Board Of Directors	4	147		147
Shares Forfeited	(2)	(30)		(30)
Cash Dividends on Common Stock			(14,002)	(14,002)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2017	16,352	$155,120	$74,055	$229,175

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

Index

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all active employees who were hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for its executive officers that are Pension Plan participants. The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2017, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2017, 2016 and 2015. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

Index

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2017, 2016 and 2015 for Middlesex and Tidewater are as follows:

	2017	2016	2015
Middlesex	6.73%	6.73%	6.72%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $0.9 million as of December 31, 2017 and 2016. For the years ended December 31, 2017, 2016 and 2015, bad debt expense was $0.5 million, $0.7 million and $0.8 million, respectively. For the years ended December 31, 2017, 2016 and 2015, write-offs were $0.5 million, $0.6 million and $0.6 million, respectively. Receivables not expected to be received in 2018 are included as non-current assets in Operations Contracts, Developer and Other Receivables, including a loan by Middlesex to Ridgewood Green RME (RGRME).

In 2011, Middlesex entered into a joint venture agreement that established the legal entity RGRME for the purpose of owning and operating a renewable energy facility at a municipal wastewater treatment plant in New Jersey. Construction was completed and the facility began operating in 2013. This public-private partnership includes the production of electricity from solar panels and biogas to meet the electric power needs of the municipal wastewater treatment plant. A major element of the project’s profitability is the ability to procure, and process, an adequate supply of high quality feedstock material from outside sources to supplement the production of biogas. Such feedstock is in the form of fats, oils, grease and other materials from various commercial operations. During the fourth quarter of 2016, RGRME determined that significant additional investment would need to be made to optimize the liquid waste disposal and biogas electricity generation process. As of December 31, 2017, Middlesex had an investment of $0.2 million of equity capital (included in “Non-utility Assets – Net”) and a $1.7 million loan to RGRME (included in “Operations Contracts, Developer and Other Receivables, net”). The Company has determined that it is more likely than not that RGRME will be unable to satisfy its remaining debt service obligation to Middlesex and therefore, an allowance for uncollectible notes receivable of $1.7 million has been recorded. Furthermore, Middlesex has recognized a noncash impairment charge of $0.2 million, representing the Middlesex’s equity investment in RGRME. These charges are included in “Other Expense” for the year ended December 31, 2016 on the consolidated statement of income.

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

Index

Revenues from White Marsh’s base water and wastewater system operating contracts are fixed, billed monthly and are recorded as earned. White Marsh also provides services in addition to the base services provided under its water and wastewater operating contracts, which are billed and recorded as earned.

Revenues from the City of Perth Amboy management contract are comprised of fixed and variable fees. Fixed fees are billed monthly and recorded as earned. Variable fees are recorded upon approval of the amount by the City of Perth Amboy.

Revenues from USA’s operations and maintenance contract for the Borough of Avalon, New Jersey (Avalon) water utility, sewer utility and storm water system are fixed for the term of the contract, are billed monthly and recorded as earned. USA also provides services to Avalon in addition to the base services provided under the operation and maintenance contract. These additional services are recorded as earned and billed upon approval of Avalon.

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

(p) Restricted Cash – Restricted cash includes cash proceeds from loan transactions entered into through state financing programs and are held in trusts for specific capital expenditures or debt service.

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

Index

Inventory - In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The new guidance replaces the current lower of cost or market test with a lower of cost and net realizable value test when cost is determined on a first-in, first-out or average cost basis. The guidance was effective January 1, 2017 and did not have a material impact on the Company’s financial statements.

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

Revenue Recognition - In May 2014, the FASB issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. This guidance is effective January 1, 2018, at which time the Company will adopt this guidance using the modified retrospective method. The Company has assessed the impact this will have on our financial statements by analyzing our inventory of contracts with customers, which consist primarily of regulated tariff-based sales and non-regulated operation and maintenance contracts for water and wastewater systems. Based on the Company’s interpretation and analysis of this guidance, it will not have a material impact on the Company’s financial statements since it is expected that there will be no material changes to the timing or recognition of revenue. Adoption of this guidance will result in more detailed revenue disclosures than currently required under existing guidance.

Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued guidance which (i) requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance is effective for fiscal years beginning after December 15, 2017. The guidance is required to be applied retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method). The Company does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

Statement of Cash Flows - In August 2016, the FASB issued guidance which amends the previous guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amendment is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance is effective January 1, 2018 and its adoption is not expected to have a material impact on the Company’s financial statements.

Restricted Cash - In November 2016, the FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance is effective January 1, 2018 and its adoption is not expected to have a material impact on the Company’s financial statements.

Employee Benefit Plans-Net Periodic Benefit Cost – In March 2017, the FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the

Index

other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance is effective January 1, 2018. The Company does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In October 2017, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates by approximately $15.3 million per year. The request was necessitated by capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJBPU must render a decision within nine months of filing a petition.

In October 2017, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $1.2 million, primarily for the purchase of untreated water from the New Jersey Water Supply Authority. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The reset PWAC tariff rate became effective on November 1, 2017.

In August 2015, Middlesex implemented a $5.0 million NJBPU-approved rate increase. The rate increase was needed to recover increased costs and lost customer revenues, as well as a return on invested capital in rate base of $219.0 million, based on a return on equity of 9.75%.

Tidewater - Effective January 1, 2018, Tidewater increased its Delaware Public Service Commission (DEPSC) approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.4 million annually.

Pinelands - In April 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates, effective May 7, 2016. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In June 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase will be phased in with the final phase implemented subsequent to specific capital investments being placed in service.

Index

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2017	2016	Recovery Periods
Retirement Benefits	$43,070	$40,603	Various
Income Taxes	9,876	15,899	Various
Rate Cases, Tank Painting, and Other	5,477	4,392	2-10 years
Total	$58,423	$60,894

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The tariff rates charged to customers in the Company’s regulated companies, which comprise 92% of the Company’s 2017 pre-tax income, include recovery of income taxes at the statutory rate at the time those rates are approved by the respective state public utility commissions that regulate each of our regulated subsidiaries. The Company is currently performing a revaluation of its deferred income tax liabilities to comply with orders issued by the NJBPU and the DEPSC seeking information on the amount of income taxes collected in rates that are not expected to be incurred by the Company and the proposed methodology to adjust rates charged to customers to reflect excess taxes collected and the decreased corporate tax rate. The revaluation is based on certain assumptions and estimations made in accordance with the Company’s understanding of the Tax Act and the authoritative guidance available as of the date of this filing. Initially, the Company has recorded regulatory liabilities of $31.6 million and reduced its income tax related regulatory assets $5.9 million for the revaluation of its deferred income taxes pertaining to rate-regulated operations. If new or revised authoritative guidance were to change the Company’s understanding of the Tax Act impact on rate-regulated income taxes, it will update its accounting accordingly. The regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS requires that any utility plant related excess taxes cannot be returned to customers any faster than over the remaining life of the underlying utility plant.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2017 and 2016, the Company has approximately $12.2 million and $11.3 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Index

The Company is recovering through customer rates acquisition premiums totaling $0.5 million over the remaining lives of the underlying Utility Plant. These deferred costs have been included in rate base as utility plant and a return is being earned on the unamortized balances during the recovery periods.

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2017	2016	2015
Income Tax at Statutory Rate	$11,868	$12,007	$10,703
Tax Effect of:
Utility Plant Related	(1,016)	(1,059)	(920)
State Income Taxes – Net	895	770	745
Tax Act	(610)	—	—
Employee Benefits	(43)	(5)	7
Other	6	22	16
Total Income Tax Expense	$11,100	$11,735	$10,551

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$2,090	$7,305	$(15,203)
State	1,066	877	1,153
Deferred:
Federal	7,713	3,325	24,686
State	310	307	(6)
Investment Tax Credits	(79)	(79)	(79)
Total Income Tax Expense	$11,100	$11,735	$10,551

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2017	2016
Utility Plant Related	$41,259	$69,019
Customer Advances	(3,749)	(3,430)
Employee Benefits	4,903	6,904
Investment Tax Credits (ITC)	675	753
Other	72	(421)
Total Deferred Tax Liability and ITC	$43,160	$72,825

Index

The staff of the United States Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies accounting for income taxes if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting. SAB 118 describes three scenarios or buckets associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to account for income taxes based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. The Company has made a reasonable estimate for the measurement and accounting of the effects of the Tax Act which have been reflected in the December 31, 2017 financial statements. However, the final impact of the Tax Act may differ from these estimates due to, among other things, changes in the Company’s interpretations and assumptions and additional guidance that may be issued by the IRS, the Company’s rate regulators or the FASB. The re-measurement of deferred income taxes at the new federal tax rate decreased deferred income tax expense by $0.6 million for the year ending December 31, 2017. Additionally, the re-measurement of deferred income taxes decreased accumulated deferred income taxes by $24.2 million as of December 31, 2017.

As part of its 2014 Federal income tax return, the Company adopted the final IRS regulations pertaining to the tax deductibility of costs that qualify as repairs on tangible property. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received refunds pertaining to tax years 2012 through 2014 in accordance with IRS regulations. Subsequently, the Company’s 2014 federal income tax return was selected for examination by the IRS. Concurrently with the IRS examination, the Company agreed to extend the statutory review period for its 2012 thru 2014 tax years. It is unknown at this time whether the results of this examination will result in any changes to the filed 2014 tax return. While the Company believes that its treatment of qualifying tangible property repair costs is proper, its deductibility could be challenged as part of the current examination by the IRS. Therefore, the Company has recorded a provision against refundable taxes of $2.3 million.

It is probable that any net tax benefits that resulted from adopting the regulations will be considered in determining the revenue requirement in the Company’s current rate increase petition (see Note 2 - Rate and Regulatory Matters).

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

Index

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2017	2016	2015
Untreated	$2.8	$2.6	$2.5
Treated	3.3	3.2	3.1
Total Costs	$6.1	$5.8	$5.6

Contract Operations - USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater collection systems under a 20-year agreement, which expires on December 31, 2018. In connection with the agreement with Perth Amboy, USA-PA entered into a 20-year subcontract with a wastewater operating company for the operation and maintenance of the Perth Amboy wastewater collection system. The subcontract provides for the sharing of certain fixed and variable fees and operating expenses and its term is concurrent with USA-PA’s contract with Perth Amboy.

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of December 31, 2017 and December 31, 2016, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $0.1 million.

Leases - The Company has entered into office space operating leases. Rental expenses under operating leases were $0.1 million for the year ended December 31, 2017. The Company did not incur rental expenses for the years ended December 31, 2016 and 2015. The operating leases for these facilities will expire in 2027 and 2028. The minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms over the next 5 years and thereafter are as follows:

Year	(Millions of Dollars) Annual Maturities
2018	$ 0.7
2019	$ 0.7
2020	$ 0.7
2021	$ 0.7
2022	$ 0.7
Thereafter	$ 3.8

Construction –The Company has projected to spend approximately $94 million in 2018, $94 million in 2019 and $79 million in 2020 on its construction program. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2017 and 2016 is summarized below:

	(Millions of Dollars)
	2017	2016
Established Lines at Year-End	$92.0	$60.0
Maximum Amount Outstanding	28.0	13.1
Average Outstanding	18.6	7.4
Notes Payable at Year-End	28.0	12.0
Weighted Average Interest Rate	2.15%	1.54%
Weighted Average Interest Rate at Year-End	2.54%	1.71%

The maturity dates for the Notes Payable as of December 31, 2017 are in January 2018 through March 2018 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company periodically issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. In July 2015, the Company registered an additional 700,000 common shares for potential issuance under the Investment Plan with the SEC, increasing the number of NJBPU-authorized shares to 3.0 million. The cumulative number of shares issued under the Investment Plan at December 31, 2017 is 2.4 million. For the years ended December 31, 2017, 2016 and 2015, the Company raised approximately $1.2 million, $1.5 million and $1.5 million, respectively, through the issuance of shares under the Investment Plan.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2017, 2016 and 2015, 3,976, 3,976 and 4,795 shares, respectively, of Middlesex common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 64,168 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Index

Preferred Stock

At December 31, 2017 and 2016, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Long-term Debt

Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The NJIB was formally known as the New Jersey Environmental Infrastructure Trust. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. NJIB generally schedules its long-term debt financings in May and November.

Middlesex closed on a $9.5 million NJBPU approved NJIB construction loan in August 2017. The proceeds are being used to fund the RENEW 2017 project. Through December 31, 2017, Middlesex has drawn down $3.9 million and expects to draw down the remaining proceeds during the first quarter of 2018. The NJIB has notified the Company that the RENEW 2017 construction loan is scheduled for the May 2018 long-term debt financing program.

In November 2017, Middlesex closed out three of its active NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond will be zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through December 31, 2017, Middlesex has drawn down $14.2 million and expects to draw down the remaining proceeds during the first quarter of 2018. The final maturity date for both bonds will be August 1, 2047, with scheduled principal and interest payments over the life of the loans.

Index

In February 2016, Tidewater closed on a $1.2 million General Obligation Note loan with the Delaware SRF program to fund the replacement of the water distribution system in a manufactured home community. Tidewater has drawn $1.1 million on this loan and the project is considered complete. The interest rate on the $1.1 million is 2.0% with a final repayment maturity date of February 1, 2036.

In 2015, Tidewater completed the drawdown of a $15.0 million long-term debt transaction. The interest rate on $11.0 million of the loan is 4.45%. $4.0 million of the loan was initially set up as a market-based variable interest rate transaction, but which was converted to a fixed rate of 4.47% in January 2017. The proceeds were used to pay down short-term debt and for other general corporate purposes. The final maturity date of all borrowings under this loan agreement is April 2040.

Bond Series QQ, RR and SS are term bonds with single maturity dates subsequent to 2022. Principal repayments for all series of the Company’s long-term debt except for Bond Series X, Y, Z, AA, BB and CC extend beyond 2022. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2018	$ 6.9
2019	$ 7.1
2020	$ 6.9
2021	$ 6.9
2022	$ 6.4

The weighted average interest rate on all long-term debt at December 31, 2017 and 2016 was 3.77% and 3.88%, respectively. Except for the Amortizing Secured Notes ($39.6 million), all of the Company’s outstanding long-term debt has been issued through the New Jersey Economic Development Authority ($55.4 million), the NJIB program ($43.8 million) and the Delaware SRF program ($9.1 million).

In both 2016 and 2015, the NJIB de-obligated principal payments of $0.5 million on several series of SRF long-term debt.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2017. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

Index

	(In Thousands, Except Per Share Amounts)
	2017		2016		2015
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$22,809	16,330	$22,742	16,270	$20,028	16,175
Preferred Dividend	(144)		(144)		(144)
Earnings Applicable to Common Stock	$22,665	16,330	$22,598	16,270	$19,884	16,175
Basic EPS	$1.39		$1.39		$1.23
Diluted:
Earnings Applicable to Common Stock	$22,665	16,330	$22,598	16,270	$19,884	16,175
$7.00 Series Dividend	67	115	67	115	67	115
$8.00 Series Dividend	24	41	24	41	24	41
Adjusted Earnings Applicable to Common Stock	$22,756	16,486	$22,689	16,426	$19,975	16,331
Diluted EPS	$1.38		$1.38		$1.22

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

	(Thousands of Dollars)
	At December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$95,322	$98,036	$82,786	$84,821

For other long-term debt issuances for which there is no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt described as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $52.5 million and $59.7 million at December 31, 2017 and December 31, 2016, respectively. Customer advances for construction have carrying amounts of $21.4 million and $20.8 million at December 31, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of

Index

the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2017 and 2016 was $75.7 million and $66.8 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2017 and 2016.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2017	2016	2017	2016
Change in Projected Benefit Obligation:
Beginning Balance	$78,601	$72,542	$48,888	$46,249
Service Cost	2,399	2,308	1,089	1,099
Interest Cost	3,143	3,046	1,964	1,952
Actuarial Loss	6,203	2,810	3,052	141
Benefits Paid	(2,333)	(2,105)	(648)	(553)
Ending Balance	$88,013	$78,601	$54,345	$48,888

	December 31,
	2017	2016	2017	2016
Change in Fair Value of Plan Assets:
Beginning Balance	$59,370	$52,931	$31,607	$29,018
Actual Return on Plan Assets	8,543	4,909	3,521	1,591
Employer Contributions	3,635	3,635	1,603	1,551
Benefits Paid	(2,333)	(2,105)	(648)	(553)
Ending Balance	$69,215	$59,370	$36,083	$31,607

Funded Status	$(18,798)	$(19,231)	$(18,262)	$(17,281)

Index

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2017	2016	2017	2016
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	374	373	—	—
Noncurrent Liability	18,424	18,858	18,262	17,281
Net Liability Recognized	$18,798	$19,231	$18,262	$17,281

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost
Service Cost	$2,399	$2,308	$2,558	$1,089	$1,099	$1,373
Interest Cost	3,143	3,046	2,894	1,964	1,952	1,921
Expected Return on Plan Assets	(4,489)	(4,014)	(3,919)	(2,406)	(2,213)	(2,107)
Amortization of Net Actuarial Loss	1,566	1,426	1,645	1,781	1,773	2,261
Amortization of Prior Service Credit	—	—	—	(1,728)	(1,728)	(1,728)
Net Periodic Benefit Cost	$2,619	$2,766	$3,178	$700	$883	$1,720

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2018 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,658	$1,787
Prior Service Credit	—	(1,607)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions:
Expected Return on Plan Assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	3.53%	4.06%	4.26%	3.53%	4.06%	4.26%
Benefit Cost	4.06%	4.26%	3.91%	4.06%	4.26%	3.91%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Index

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2017 for the 2017 valuation).

For the 2017 valuation, costs and obligations for our Other Benefits Plan assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2018 with the annual rate of increase declining 1.0% per year for 2019-2021 and 0.5% per year for 2022-2023, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2023.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$649	$(499)
Effect on Projected Benefit Obligation	$9,412	$(7,403)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2018	$2,639	$1,174
2019	2,653	1,414
2020	2,875	1,614
2021	2,971	1,816
2022	3,360	2,027
2023-2027	23,789	11,674
Totals	$38,287	$19,719

Benefit Plans Assets

The allocation of plan assets at December 31, 2017 and 2016 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2017	2016	Target	2017	2016	Target
Equity Securities	62.8%	59.7%	55%	57.7%	54.1%	43%
Debt Securities	33.6%	36.6%	38%	32.9%	43.3%	50%
Cash	1.0%	1.0%	2%	9.4%	2.6%	2%
Real Estate/Commodities	2.6%	2.7%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0.8 million (1.1% of total Pension Plan assets) and $0.8 million (1.4% of total Pension Plan assets) and as of December 31, 2017 and 2016, respectively.

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual Funds	$57,608	$—	$—	$57,608
Money Market Funds	677	—	—	677
Common Equity Securities	10,930	—	—	10,930
Total Investments	$69,215	$—	$—	$69,215

	(Thousands of Dollars)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual Funds	$49,439	$—	$—	$49,439
Money Market Funds	648	—	—	648
Common Equity Securities	9,283	—	—	9,283
Total Investments	$59,370	$—	$—	$59,370

Index

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Mutual Funds	$20,819	$—	$—	$20,819
Money Market Funds	3,388	—	—	3,388
Preferred Equity Securities	115	—	—	115
Agency/US/State/Municipal Debt	—	11,761	—	11,761
Total Investments	$24,322	$11,761	$—	$36,083

	(Thousands of Dollars)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual Funds	$17,096	$—	$—	$17,096
Money Markey Funds	826	—	—	826
Preferred Equity Securities	108	—	—	108
Agency/US/State/Municipal Debt	—	13,577	—	13,577
Total Investments	$18,030	$13,577	$—	$31,607

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2017 and expects to make approximately $3.3 million of cash contributions in 2018.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.6 million in 2017 and expects to make approximately $1.6 million of cash contributions in 2018.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.6 million for each of the years ended December 31, 2017, 2016 and 2015.

For those employees hired after March 31, 2007, and still actively employed on December 31, 2017, the Company approved, and will fund, a discretionary contribution of $0.5 million which was based on 5.0% of eligible 2017 compensation. For each of the years ended December 31, 2016 and 2015, the Company made discretionary contributions of $0.4 million for qualifying employees.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2008 Restricted Stock Plan). The Company maintains an escrow account for 0.1 million shares of the Company's common stock for the 2008 Restricted Stock Plan. Shares issued in connection with the 2008 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2008 Restricted Stock Plan is 0.3 million shares, for which less than 50,000 shares remain as unissued shares. The 2008 Restricted Stock Plan terminates on March 31, 2018.

Index

The Company recognizes compensation expense at fair value for the 2008 Restricted Stock Plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2008 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2015	127	$1,483
Granted	33	741	$22.65
Vested	(12)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(528)
Balance, December 31, 2015	148	$1,696
Granted	24	750	$30.85
Vested	(25)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(682)
Balance, December 31, 2016	147	$1,764
Granted	22	799	$36.95
Vested	(20)	—
Forfeited	(2)	(54)
Amortization of Compensation Expense	—	(724)
Balance, December 31, 2017	147	$1,785

The fair value of vested restricted shares was $0.8 million and $0.9 million as of December 31, 2017 and 2016, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2017	2016	2015
Revenues:
Regulated	$115,454	$118,017	$111,247
Non – Regulated	15,912	15,388	15,238
Inter-segment Elimination	(591)	(499)	(460)
Consolidated Revenues	$130,775	$132,906	$126,025

Operating Income:
Regulated	$35,952	$38,201	$33,603
Non – Regulated	2,668	2,431	2,237
Consolidated Operating Income	$38,620	$40,632	$35,840

Depreciation:
Regulated	$13,732	$12,606	$11,874
Non – Regulated	190	190	177
Consolidated Depreciation	$13,922	$12,796	$12,051

Other Income (Expense), Net:
Regulated	$1,198	$779	$619
Non – Regulated	64	(1,308)	20
Inter-segment Elimination	(467)	(333)	(346)
Consolidated Other Income (Expense), Net	$795	$(862)	$293

Interest Expense:
Regulated	$5,855	$5,293	$5,554
Non – Regulated	118	89	89
Inter-segment Elimination	(467)	(89)	(89)
Consolidated Interest Charges	$5,506	$5,293	$5,554

Income Taxes:
Regulated	$9,848	$11,091	$9,522
Non – Regulated	1,252	644	1,029
Consolidated Income Taxes	$11,100	$11,735	$10,551

Net Income:
Regulated	$21,447	$22,353	$18,889
Non – Regulated	1,362	389	1,139
Consolidated Net Income	$22,809	$22,742	$20,028

Capital Expenditures:
Regulated	$50,078	$47,189	$25,706
Non – Regulated	223	186	67
Total Capital Expenditures	$50,301	$47,375	$ 25, 773

	(Thousands of Dollars)
	As of December 31, 2017	As of December 31, 2016
Assets:
Regulated	$661,816	$619,915
Non – Regulated	7,093	6,245
Inter-segment Elimination	(7,769)	(5,999)
Consolidated Assets	$661,140	$620,161

Index

Note 9 - Quarterly Operating Results - Unaudited

Operating results for each quarter of 2017 and 2016 are as follows:

	(Thousands of Dollars, Except per Share Data)
2017	1st	2nd	3rd	4th	Total

Operating Revenues	$30, 131	$33,014	$36,174	$31, 456	$130,775
Operating Income	7,780	9,563	12,806	8,471	38,620
Net Income	4,441	5,381	7,642	5,345	22,809
Basic Earnings per Share	$0.27	$0.33	$0.47	$0.32	$1.39
Diluted Earnings per Share	$0.27	$0.33	$0.46	$0.32	$1.38

2016	1st	2nd	3rd	4th	Total

Operating Revenues	$30,579	$32,725	$37,754	$31,808	$132,906
Operating Income	8,302	10,328	14,156	7,846	40,632
Net Income	4,790	5,919	8,813	3,220	22,742
Basic Earnings per Share	$0.29	$0.36	$0.54	$0.20	$1.39
Diluted Earnings per Share	$0.29	$0.36	$0.54	$0.19	$1.38

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2017. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2017, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 9, 2018

ITEM 9B.	OTHER INFORMATION.

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this

Annual Report:

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2017.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2017.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2017 and 2016.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2017.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See Exhibit listing immediately following the signature page.

ITEM 16.	FORM 10-K SUMMARY.

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date: March 9, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 9, 2018.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of the Company’s 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of the Company’s 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of the Company’s 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of the Company’s 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of the Company’s 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s 2003 Form 10-K.
10.7	Copy of Treatment and Pumping Agreement, dated October 1, 2014, between Middlesex Water Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s 2016 Form 10-K.
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.1 of the Company’s 2006 First Quarter Form 10-Q.
10.9(a)	Copy of Amendment to Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.9(a) of the Company’s 2015 Form 10-K.
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2008 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.11(b)	Copy of 2008 Outside Director Stock Compensation Stock Plan, filed as Appendix B to the Company’s Definitive Proxy Statement, dated and filed April 11, 2008.
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the Company’s 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Tidewater Utilities, Inc. and Gerard L. Esposito, filed as Exhibit 10.13(g) of the Company’s 2008 Form 10-K.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.12(g)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s 2014 Second Quarter Form 10-Q.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)	Copy of Amendment of Transmission Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s 2016 Form 10-K.
10.14	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series X), filed as Exhibit No. 10.22 of the Company’s 1998 Third Quarter Form 10-Q.
10.15	Copy of Supplemental Indenture dated October 15, 1998 between Middlesex Water Company and First Union National Bank, as Trustee. Copy of Loan Agreement dated November 1, 1998 between the State of New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series Y), filed as Exhibit No. 10.23 of the Company’s 1998 Third Quarter Form 10-Q.
10.16	Copy of Operation, Maintenance and Management Services Agreement dated January 1, 1999 between the Company, City of Perth Amboy, Middlesex County Improvement Authority and Utility Service Affiliates, Inc.	333-66727	10.24
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the Company’s 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the Company’s 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the Company’s 2004 Form 10-K.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the Company’s 2004 Form 10-K.
10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., dated October 15, 2014, filed as Exhibit 10.23 of the Company’s 2014 Form 10-K.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the Company’s 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the Company’s 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the Company’s 2007 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the Company’s 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the Company’s 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the Company’s 2008 Form 10-K.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 31, 2015, relating to the Middlesex Water Company Investment Plan.	333-205698
10.32	Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, N.A., filed as Exhibit 10.32 of the Company’s 2015 First Quarter Form 10-Q.
10.32(a)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and PNC Bank, N.A., filed as Exhibit 10.32(a) of the Company’s 2017 Third Quarter Form 10-Q.
10.33	Uncommitted Line of Credit Letter Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s 2015 Third Quarter Form 10-Q.
10.33(a)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A., filed as Exhibit 10.32(a) of the Company’s 2017 Third Quarter Form 10-Q.
10.34	Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s 2017 First Quarter Form 10-Q.
10.35	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the Company’s 2010 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.36	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the Company’s 2010 Form 10-K.
10.37	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the Company’s 2012 Second Quarter Form 10-Q.
10.38	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the Company’s 2012 Second Quarter Form 10-Q.
10.39	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s 2012 Form 10-K.
10.40	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT), filed as Exhibit 10.42 of the Company’s 2013 Second Quarter Form 10-Q.
10.41	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU), filed as Exhibit 10.43 of the Company’s 2013 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series VV), filed as Exhibit 10.43 of the Company’s 2014 Second Quarter Form 10-Q.
10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series WW) , filed as Exhibit 10.44 of the Company’s 2014 Second Quarter Form 10-Q.
*10.44	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2017 (Series XX).
*10.45	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2017 (Series YY).

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.46	Copy of Construction Loan Agreement (CFP 17-2) by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company, filed as Exhibit 10.47 of the Company’s 2017 Third Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document