Form 10-Q
period 2018-03-31
MIDDLESEX WATER CO
filed 2018-05-07
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2018: Common Stock, No Par Value: 16,359,184 shares outstanding.

Index

 MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017

Operating Revenues	$31,177	$30,131

Operating Expenses:
Operations and Maintenance	17,834	15,939
Depreciation	3,609	3,308
Other Taxes	3,384	3,309

Total Operating Expenses	24,827	22,556

Operating Income	6,350	7,575

Other Income (Expense):
Allowance for Funds Used During Construction	167	119
Other Income (Expense), net	297	206

Total Other Income, net	464	325

Interest Charges	1,138	1,003

Income before Income Taxes	5,676	6,897

Income Taxes	1,182	2,456

Net Income	4,494	4,441

Preferred Stock Dividend Requirements	36	36

Earnings Applicable to Common Stock	$4,458	$4,405

Earnings per share of Common Stock:
Basic	$0.27	$0.27
Diluted	$0.27	$0.27

Average Number of Common Shares Outstanding:
Basic	16,354	16,299
Diluted	16,510	16,455

Cash Dividends Paid per Common Share	$0.2238	$0.2113

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2018	2017
UTILITY PLANT:	Water Production	$154,095	$153,844
	Transmission and Distribution	471,512	468,649
	General	69,585	69,457
	Construction Work in Progress	18,207	11,562
	TOTAL	713,399	703,512
	Less Accumulated Depreciation	149,075	146,272
	UTILITY PLANT - NET	564,324	557,240

CURRENT ASSETS:	Cash and Cash Equivalents	1,994	4,937
	Accounts Receivable, net	9,970	10,785
	Unbilled Revenues	6,992	6,999
	Materials and Supplies (at average cost)	4,155	4,118
	Prepayments	2,052	2,408
	TOTAL CURRENT ASSETS	25,163	29,247

AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	4,647	4,676
	Regulatory Assets	99,936	58,423
	Operations Contracts, Developer and Other Receivables	439	439
	Restricted Cash	778	1,460
	Non-utility Assets - Net	9,567	9,478
	Other	148	177
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	115,515	74,653
	TOTAL ASSETS	$705,002	$661,140

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$155,580	155,120
	Retained Earnings	74,854	74,055
	TOTAL COMMON EQUITY	230,434	229,175
	Preferred Stock	2,433	2,433
	Long-term Debt	140,061	139,045
	TOTAL CAPITALIZATION	372,928	370,653

CURRENT	Current Portion of Long-term Debt	6,982	6,865
LIABILITIES:	Notes Payable	27,500	28,000
	Accounts Payable	11,014	13,929
	Accrued Taxes	14,603	11,418
	Accrued Interest	502	1,093
	Unearned Revenues and Advanced Service Fees	966	951
	Other	2,459	2,281
	TOTAL CURRENT LIABILITIES	64,026	64,537

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,024	21,423
AND OTHER LIABILITIES:	Accumulated Deferred Income Taxes	44,536	43,160
	Employee Benefit Plans	36,041	36,686
	Regulatory Liabilities	84,712	43,745
	Other	1,250	1,315
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	187,563	146,329

CONTRIBUTIONS IN AID OF CONSTRUCTION		80,485	79,621
	TOTAL CAPITALIZATION AND LIABILITIES	$705,002	$661,140

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,494	$4,441
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,771	3,411
Provision for Deferred Income Taxes and Investment Tax Credits	117	1,017
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(115)	(81)
Cash Surrender Value of Life Insurance	(2)	(52)
Stock Compensation Expense	173	160
Changes in Assets and Liabilities:
Accounts Receivable	815	1,283
Unbilled Revenues	7	212
Materials & Supplies	(37)	(547)
Prepayments	356	473
Accounts Payable	(2,915)	(3,356)
Accrued Taxes	3,185	3,725
Accrued Interest	(591)	(673)
Employee Benefit Plans	(588)	62
Unearned Revenue & Advanced Service Fees	15	1
Other Assets and Liabilities	296	13

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,981	10,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $52 in 2018 and $38 in 2017	(10,011)	(9,577)

NET CASH USED IN INVESTING ACTIVITIES	(10,011)	(9,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,141)	(1,126)
Proceeds from Issuance of Long-term Debt	2,293	2,738
Net Short-term Bank Borrowings	(500)	2,500
Deferred Debt Issuance Expense	(20)	(3)
Proceeds from Issuance of Common Stock	286	301
Payment of Common Dividends	(3,659)	(3,443)
Payment of Preferred Dividends	(36)	(36)
Construction Advances and Contributions-Net	182	270

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,595)	1,201
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,625)	1,713
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,397	4,318
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,772	$6,031

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$284	$659

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,833	$1,789
Interest Capitalized	$52	$38
Income Taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2018	2017
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2018 - 16,358; 2017 - 16,352	$155,580	$155,120

Retained Earnings	74,854	74,055
TOTAL COMMON EQUITY	$230,434	$229,175

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	350	350
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	78	78
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,118	$1,180
6.25%, Amortizing Secured Note, due May 19, 2028	4,270	4,375
6.44%, Amortizing Secured Note, due August 25, 2030	3,477	3,547
6.46%, Amortizing Secured Note, due September 19, 2031	3,757	3,827
4.22%, State Revolving Trust Note, due December 31, 2022	279	279
3.60%, State Revolving Trust Note, due May 1, 2025	1,851	1,851
3.30% State Revolving Trust Note, due March 1, 2026	372	392
3.49%, State Revolving Trust Note, due January 25, 2027	408	427
4.03%, State Revolving Trust Note, due December 1, 2026	553	553
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	162	162
0.00%, State Revolving Fund Bond, due August 1, 2021	124	128
3.64%, State Revolving Trust Note, due July 1, 2028	256	256
3.64%, State Revolving Trust Note, due January 1, 2028	84	84
3.45%, State Revolving Trust Note, due August 1, 2031	935	962
6.59%, Amortizing Secured Note, due April 20, 2029	3,866	3,953
7.05%, Amortizing Secured Note, due January 20, 2030	2,959	3,021
5.69%, Amortizing Secured Note, due January 20, 2030	6,068	6,197
4.45%, Amortizing Secured Note, due April 20, 2040	9,717	9,827
4.47%, Amortizing Secured Note, due April 20, 2040	3,606	3,646
3.75%, State Revolving Trust Note, due July 1, 2031	2,075	2,075
2.00%, State Revolving Trust Note, due February 1, 2036	1,090	1,115
3.75%, State Revolving Trust Note, due November 30, 2030	1,090	1,090
0.00% Construction Loans	6,167	3,874
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	54	55
4.25% to 4.63%, Series Y, due August 1, 2018	61	61
0.00%, Series Z, due August 1, 2019	221	224
5.25% to 5.75%, Series AA, due August 1, 2019	300	300
0.00%, Series BB, due August 1, 2021	471	482
4.00% to 5.00%, Series CC, due August 1, 2021	636	636
0.00%, Series EE, due August 1, 2023	2,231	2,296
3.00% to 5.50%, Series FF, due August 1, 2024	3,495	3,495
0.00%, Series GG, due August 1, 2026	799	813
4.00% to 5.00%, Series HH, due August 1, 2026	880	880
0.00%, Series II, due August 1, 2024	594	610
3.40% to 5.00%, Series JJ, due August 1, 2027	750	750
0.00%, Series KK, due August 1, 2028	969	988
5.00% to 5.50%, Series LL, due August 1, 2028	1,095	1,095
0.00%, Series MM, due August 1, 2030	1,203	1,237
3.00% to 4.375%, Series NN, due August 1, 2030	1,505	1,505
0.00%, Series OO, due August 1, 2031	2,057	2,107
2.00% to 5.00%, Series PP, due August 1, 2031	740	740
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,208	2,258
3.00% to 3.25%, Series UU, due August 1, 2032	845	845
0.00%, Series VV, due August 1, 2033	2,243	2,290
3.00% to 5.00%, Series WW, due August 1, 2033	830	830
0.00%, Series XX, due August 1, 2047	11,259	11,259
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
SUBTOTAL LONG-TERM DEBT	149,005	147,852
Add: Premium on Issuance of Long-term Debt	1,314	1,367
Less: Unamortized Debt Expense	(3,276)	(3,309)
Less: Current Portion of Long-term Debt	(6,982)	(6,865)
TOTAL LONG-TERM DEBT	$140,061	$139,045

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

The consolidated notes within the 2017 Annual Report on Form 10-K (the 2017 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three month periods ended March 31, 2018 and 2017. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2017, has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.

Recent Accounting Guidance

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements. Disclosures related to Revenue Recognition are included in Note 9, Revenue Recognition from Contracts with Customers.

Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued guidance which (i) requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

Statement of Cash Flows - In August 2016, the FASB issued guidance which amends the previous guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amendment is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

Restricted Cash - In November 2016, the FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statement of cash flows for the three months ended March 31, 2017 was revised, which resulted in a $439,000 increase in Cash, Cash Equivalents and Restricted Cash at the Beginning and End of the Period.

Index

Employee Benefit Plans-Net Periodic Benefit Cost – In March 2017, the FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements. See Note 8, Employee Benefit Plans for more information. As a result of adopting this guidance, the consolidated statement of income for the three months ended March 31, 2017 was revised, which resulted in increases in Operations and Maintenance expense and Other Income (Expense), net of $205,000.

Leases - In February 2016, the FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). In January 2018, the FASB issued additional guidance related to leases which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of this guidance. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but, based on the Company’s current leasing activity, does not expect that the adoption of this guidance to have a material impact on the Company’s financial statements.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. In its initial October 2017 filing with the NJBPU, Middlesex had sought an increase of $15.3 million to recover costs for capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. During the pendency of this rate matter, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. Under the Tax Act the maximum corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Because income tax is one of the cost components used to determine a regulated utility’s revenue requirement, Middlesex was able to reduce its original rate increase request by $4.9 million to $10.4 million. The new base water rates are designed to recover the increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service (IRS). The settlement agreement allows for a four-year amortization period of $28.7 million of deferred income tax benefits as well as immediate and prospective recognition of the tangible property regulations tax benefits in future years. The rate increase became effective April 1, 2018.

Index

Tidewater - Effective January 1, 2018, Tidewater increased its Delaware Public Service Commission (DEPSC)-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.4 million of bi-annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

Tax Act - On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Tariff rates charged to customers in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates became effective. The conclusion of Middlesex’s base rate case and the resulting rates implemented April 1, 2018 reflect the impact of the Tax Act on its revenue requirement.

On March 29, 2018, the Company submitted compliance filings with the DEPSC proposing to reduce rates charged to its Delaware customers to reflect the impact of the Tax Act. It is uncertain at this time when the DEPSC will act upon the rate reduction proposals or whether it will accept the proposed methodologies.

As of March 31, 2018, the Company has recorded regulatory liabilities of $32.0 million for excess income taxes collected through rates due to the lower income tax rate under the Tax Act. The regulatory liabilities are overwhelmingly related to accelerated tax depreciation deduction timing differences, which are subject to IRS normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated tax depreciation can be returned to customers.

Note 3 – Capitalization

Common Stock - During the three months ended March 31, 2018 and 2017, there were 7,665 common shares (approximately $0.3 million) and 7,845 common shares (approximately $0.3 million), respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt - In April 2018, the NJBPU approved Middlesex’s request to borrow up to $57.0 million under the New Jersey Infrastructure Bank (NJIB) program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen (CJO) water treatment plant and interconnect with our distribution system. Middlesex currently expects to close on the NJIB construction loan in the second quarter of 2018 with funding requisitions occurring primarily throughout 2018 and 2019.

In April 2018, the NJBPU approved Middlesex’s request to borrow up to $55.0 million under the NJIB program to fund upgrades to the Company’s CJO water treatment plant. Middlesex currently expects to close on the NJIB construction loan in the fourth quarter of 2018 with funding requisitions beginning late in 2018 and through 2020.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the NJIB construction loan in the third quarter of 2018 with funding requisitions occurring in the third quarter 2018 through early 2019.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware State Revolving Fund (SRF) program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater expects to close on the SRF loan in the second quarter of 2018 and complete the project in 2018.

Index

In November 2017, Middlesex closed out three of its NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond is zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through March 31, 2018, Middlesex has drawn down $14.8 million and expects to draw down the remaining proceeds by the third quarter of 2018. The final maturity date for both bonds is August 1, 2047, with scheduled principal and interest payments over the life of the loan.

Middlesex closed on a $9.5 million NJBPU approved NJIB construction loan in August 2017. The proceeds are being used to fund the RENEW 2017 project. The NJIB has notified the Company that the construction loan will be closed out on May 22, 2018 by issuing to the NJIB first mortgage bonds designated as Series 2018A and Series 2018B with a final maturity date of August 1, 2047 and with scheduled principal and interest payments over the life of the loan. The exact allocation amount for each of the first mortgage bonds and the interest rate on the Series 2018B first mortgage bond will be determined on the loan closing date. The interest rate on the Series 2018A first mortgage bond will be zero. Through March 31, 2018, Middlesex has drawn down $6.2 million and expects to draw the remaining proceeds after the closing.

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

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$ 95,009	$ 96,556	$ 95,322	$ 98,036

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $54.0 million and $52.5 million at March 31, 2018 and December 31, 2017, respectively. Customer advances for construction have carrying amounts of $21.0 million and $21.4 million at March 31, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2018		2017
Basic:	Income	Shares	Income	Shares
Net Income	$4,494	16,354	$4,441	16,299
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$4,458	16,354	$4,405	16,299

Basic EPS	$0.27		$0.27

Diluted:
Earnings Applicable to Common Stock	$4,458	16,354	$4,405	16,299
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$4,481	16,510	$4,428	16,455

Diluted EPS	$0.27		$0.27

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2018	2017
Revenues:
Regulated	$27,206	$26,493
Non – Regulated	4,100	3,750
Inter-segment Elimination	(129)	(112)
Consolidated Revenues	$31,177	$30,131

Operating Income:
Regulated	$5,625	$7,015
Non – Regulated	725	560
Consolidated Operating Income	$6,350	$7,575

Net Income:
Regulated	$3,983	$4,139
Non – Regulated	511	302
Consolidated Net Income	$4,494	$4,441

Capital Expenditures:
Regulated	$9,978	$9,572
Non – Regulated	33	5
Total Capital Expenditures	$10,011	$9,577

	As of	As of
	March 31,	December 31,
	2018	2017
Assets:
Regulated	$705,489	$661,816
Non – Regulated	6,987	7,093
Inter-segment Elimination	(7,474)	(7,769)
Consolidated Assets	$705,002	$661,140

Note 6 – Short-term Borrowings

As of March 31, 2018, the Company has established lines of credit aggregating $92.0 million. At March 31, 2018, the outstanding borrowings under these credit lines were $27.5 million at a weighted average interest rate of 2.96%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $27.9 million and $12.8 million at 2.74% and 1.78% for the three months ended March 31, 2018 and 2017, respectively.

The maturity dates for the $27.5 million outstanding as of March 31, 2018 are in April 2018 through June 2018 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2018	2017

Treated	$888	$779
Untreated	930	659
Total Costs	$1,818	$1,438

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both March 31, 2018 and December 31, 2017, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is less than $0.1 million.

Leases - The Company has entered into office space operating leases. Rental expenses under operating leases were less than $0.1 million for each of the three months ended March 31, 2018 and 2017. The operating leases for these facilities will expire in 2028.

Index

Construction - The Company has forecasted to spend approximately $78 million for its construction program in 2018. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

Litigation - The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three months ended March 31, 2018 and 2017, the Company made Pension Plan cash contributions of $0.5 million. The Company expects to make Pension Plan cash contributions of approximately $2.8 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended March 31, 2018 and 2017, the Company made Other Benefits Plan cash contributions of $0.2 million. The Company expects to make Other Benefits Plan cash contributions of approximately $1.4 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2018	2017	2018	2017

Service Cost	$607	$600	$284	$272
Interest Cost	765	786	474	491
Expected Return on Assets	(1,218)	(1,122)	(637)	(601)
Amortization of Unrecognized Losses	415	391	447	445
Amortization of Unrecognized Prior Service Credit	—	—	(402)	(432)
Net Periodic Benefit Cost*	$569	$655	$166	$175

*Service cost is included in Operations and Maintenance expense on Consolidated Statements of Income; all other amounts are included in Other Income/Expense, net.

Index

Note 9 – Revenue Recognition from Contracts with Customers

The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

The Company’s regulated revenue from contracts with customers is derived from tariff-based sales that result from the obligation to provide water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. The Company’s residential customers are billed quarterly while most of the Company’s industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. The Company recognizes revenue as the water and wastewater services are delivered to customers as well as records unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in its service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers that are recognized as service is provided to the customer.

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers, are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire between December 2018 and 2022 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Almost all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2018	2017
Regulated Tariff Sales
Residential	$15,623	$15,159
Commercial	3,109	2,954
Industrial	2,312	2,183
Fire Protection	2,888	2,913
Wholesale	3,212	3,234
Non-Regulated Contract Operations	3,999	3,649
Total Revenue from Contracts with Customers	$31,143	$30,092
Other Regulated Revenues	62	50
Other Non-Regulated Revenues	101	101
Inter-segment Elimination	(129)	(112)
Total Revenue	$31,177	$30,131

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final IRS regulations pertaining to the tax deductibility of costs that qualify as repairs on tangible property. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received refunds pertaining to tax years 2012 through 2014 in accordance with IRS regulations. Subsequently, the Company’s 2014 federal income tax return was selected for examination by the IRS. It is unknown at this time whether the examination will result in any changes to the filed Federal income tax return. While the Company believes that its treatment of qualifying tangible property repair costs is proper, its deductibility could be challenged as part of the current examination by the IRS. Therefore, the Company has recorded a provision against refunded taxes of $2.3 million.

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overview

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate two New Jersey municipal water and wastewater systems under contract and provide regulated wastewater services in New Jersey and Delaware through our subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated utilities.

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

The majority of our revenue is generated from retail and contract water services to customers in our franchised and contracted service areas. We record water service revenue as such service is rendered and include estimates for amounts unbilled at the end of each month for services provided after the last billing cycle to the end of the month. Fixed service charges are billed in advance by our subsidiary, Tidewater, and are recognized in revenue as the service is provided.

Index

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth. These factors are evident in the discussions below which compare our results of operations with the prior period.

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $78 million in 2018 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of five miles of distribution water mains including service lines, valves, fire hydrants and meters in Woodbridge Township, New Jersey;
•	Enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Additional elevated storage tanks to supplement water supply during emergencies and peak usage periods;
•	Upgrades to water interconnections with neighboring utilities for greater resiliency and emergency response capability;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Middlesex Base Water Rate Increase Approved - In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities seeking permission to increase base water rates was concluded based on a negotiated settlement which resulted in an increase in annual operating revenues of $5.5 million. The new base water rates became effective April 1, 2018 and are designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, and reflect an authorized return on equity of 9.6%. Part of Middlesex’s filing also included a request for regulatory accounting treatment for $28.7 million of accumulated deferred tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allows for a four-year amortization period of the deferred tax benefits as well as immediate and prospective recognition of the tangible property regulations tax benefits in future years, which is expected to lower the Company’s income tax expense and, consequently, its effective income tax rate.

Contract Operations - USA-PA operates Perth Amboy’s water and wastewater collection systems under contract, which expires on December 31, 2018. New Jersey municipalities are required to follow State law regarding professional services contracts. Perth Amboy has determined to continue having their systems contractually managed by a third party with the February 2018 issuance of a Request for Proposals for a ten-year operating agreement. Proposals are due in May 2018. USA-PA intends to submit a proposal.

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

Index

Organic residential customer growth for 2018 is expected to be consistent with that experienced in recent years.

Our strategy for profitable growth is focused on five key areas:

•	Timely and adequate recovery of prudent investments in utility plant required to maintain appropriate utility services;
•	Operate municipal, commercial and industrial water and wastewater systems under contract;
•	Prudent acquisitions of investor- and municipally-owned water and wastewater utilities;
•	Invest in, and/or operate under contract, industrial and commercial treatment projects that are complementary to the provision of water and wastewater services and related competencies; and
•	Invest in other products, services and opportunities that complement our core water and wastewater competencies.

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

Results of Operations – Three Months Ended March 31, 2018

	(In Thousands)
	Three Months Ended March 31,
	2018			2017
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$27,178	$3,999	$31,177	$26,482	$3,649	$30,131
Operations and maintenance expenses	14,708	3,126	17,834	12,992	2,947	15,939
Depreciation expense	3,564	45	3,609	3,259	49	3,308
Other taxes	3,281	103	3,384	3,216	93	3,309
Operating income	5,625	725	6,350	7,015	560	7,575

Other income, net	449	15	464	325	—	325
Interest expense	1,138	—	1,138	1,003	—	1,003
Income taxes	953	229	1,182	2,198	258	2,456
Net income	$3,983	$511	$4,494	$4,139	$302	$4,441

Index

Operating Revenues

Operating revenues for the three months ended March 31, 2018 increased $1.0 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $0.3 million due to the following:
o	Higher water usage from commercial and industrial customers of $0.1 million;
o	Higher Purchased Water Adjustment Clause (PWAC) revenues of $0.2 million due to the November 2017 implementation of an increased PWAC tariff rate. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings;
•	Tidewater System revenues increased $0.3 million due to additional customers;
•	Revenues in our unregulated companies increased $0.3 million primarily due to new White Marsh contracts to operate water and wastewater facilities; and
•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2018 increased $1.9 million from the same period in 2017, primarily related to the following factors:

•	Severe winter weather resulted in higher water main break costs of $0.4 million in our Middlesex System;
•	Variable production costs increased $0.5 million due to higher purchased water resulting from increased weather related main break activity and higher water treatment costs due to intermittent changes in raw water quality;
•	Labor costs increased $0.6 million due to higher overtime related to increased weather related main break activity and increased headcount; and
•	Employee health and liability insurance costs increased $0.4 million due to higher policy premiums and lower prior policy year refunds.

Depreciation

Depreciation expense for the three months ended March 31, 2018 increased $0.3 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2018 increased $0.1 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2018 increased $0.1 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended March 31, 2018 increased $0.1 million from the same period in 2017 due to higher average amounts of long-term debt outstanding as well as higher average short-term debt outstanding at increased interest rates in 2018 as compared to 2017.

Index

Income Taxes

Income taxes for the three months ended March 31, 2018 decreased $1.3 million from the same period in 2017, primarily due to lower pre-tax earnings, a lower effective tax rate resulting from the Tax Cuts and Jobs Act of 2017 as well as regulatory accounting treatment of tangible property regulations tax deductions, which were approved in Middlesex’s most recent base rate case (see “Middlesex Base Water Rate Increase Approved” in Recent Developments for further discussion of this matter).

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2018 increased $0.1 million as compared with the same period in 2017. Basic and diluted earnings per share were $0.27 for each of the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2018, cash flows from operating activities decreased $1.1 million to $9.0 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors and decreased customer payments. The $9.0 million of net cash flow from operations enabled us to fund approximately 83% of utility plant expenditures internally for the period.

Investing Cash Flows

For the three months ended March 31, 2018, cash flows used in investing activities increased $0.4 million to $10.0 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2018, cash flows from financing activities decreased by $3.8 million due primarily to a reduction in our net short-term loan activity in 2018 compared to the same period in 2017.

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

The capital investment program for 2018 is currently estimated to be approximately $78 million. Through March 31, 2018, we have expended $10 million and expect to incur approximately $68 million for capital projects for the remainder of 2018.

We currently project that we may expend approximately $188 million for capital projects in 2019 and 2020. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Index

To pay for our capital program for the remainder of 2018 we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF) programs (approximately $25 million for the remainder of 2018 depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $92.0 million of active lines of credit with several financial institutions. As of March 31, 2018, there remains $64.5 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $7.0 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

The Company's retirement benefit plan assets are exposed to fluctuating market prices of debt and equity securities. Changes to the Company's retirement benefit plan asset values can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is mitigated by our ability to recover retirement benefit plan costs through rates for regulated utility services charged to our customers.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 7, 2018