Form 10-Q
period 2018-06-30
MIDDLESEX WATER CO
filed 2018-08-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐     No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2018: Common Stock, No Par Value: 16,392,350 shares outstanding.

Index

 MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Revenues	$34,919	$33,014	$66,096	$63,145

Operating Expenses:
Operations and Maintenance	16,825	16,856	34,659	32,795
Depreciation	3,736	3,385	7,345	6,693
Other Taxes	3,637	3,415	7,021	6,724

Total Operating Expenses	24,198	23,656	49,025	46,212

Operating Income	10,721	9,358	17,071	16,933

Other Income (Expense):
Allowance for Funds Used During Construction	214	180	381	299
Other Income (Expense), net	571	230	868	436

Total Other Income, net	785	410	1,249	735

Interest Charges	2,068	1,469	3,206	2,472

Income before Income Taxes	9,438	8,299	15,114	15,196

Income Taxes	763	2,918	1,945	5,374

Net Income	8,675	5,381	13,169	9,822

Preferred Stock Dividend Requirements	36	36	72	72

Earnings Applicable to Common Stock	$8,639	$5,345	$13,097	$9,750

Earnings per share of Common Stock:
Basic	$0.53	$0.33	$0.80	$0.60
Diluted	$0.52	$0.33	$0.80	$0.59

Average Number of
Common Shares Outstanding :
Basic	16,388	16,332	16,371	16,316
Diluted	16,544	16,488	16,527	16,472

Cash Dividends Paid per Common Share	$0.2238	$0.2113	$0.4475	$0.4225

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2018	2017
UTILITY PLANT:	Water Production	$154,542	$153,844
	Transmission and Distribution	480,265	468,649
	General	70,837	69,457
	Construction Work in Progress	26,517	11,562
	TOTAL	732,161	703,512
	Less Accumulated Depreciation	151,681	146,272
	UTILITY PLANT - NET	580,480	557,240

CURRENT ASSETS:	Cash and Cash Equivalents	2,673	4,937
	Accounts Receivable, net	11,011	10,785
	Unbilled Revenues	8,744	6,999
	Materials and Supplies (at average cost)	4,826	4,118
	Prepayments	3,805	2,408
	TOTAL CURRENT ASSETS	31,059	29,247

AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	4,859	4,676
	Regulatory Assets	99,717	58,423
	Operations Contracts, Developer and Other Receivables	439	439
	Restricted Cash	3,157	1,460
	Non-utility Assets - Net	9,598	9,478
	Other	435	177
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	118,205	74,653
	TOTAL ASSETS	$729,744	$661,140

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$156,251	155,120
	Retained Earnings	79,826	74,055
	TOTAL COMMON EQUITY	236,077	229,175
	Preferred Stock	2,433	2,433
	Long-term Debt	142,129	139,045
	TOTAL CAPITALIZATION	380,639	370,653

CURRENT	Current Portion of Long-term Debt	7,236	6,865
LIABILITIES:	Notes Payable	39,000	28,000
	Accounts Payable	16,413	13,929
	Accrued Taxes	14,700	11,418
	Accrued Interest	1,259	1,093
	Unearned Revenues and Advanced Service Fees	974	951
	Other	1,993	2,281
	TOTAL CURRENT LIABILITIES	81,575	64,537

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	21,832	21,423
AND OTHER LIABILITIES:	Accumulated Deferred Income Taxes	43,706	43,160
	Employee Benefit Plans	35,128	36,686
	Regulatory Liabilities	83,298	43,745
	Other	1,250	1,315
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	185,214	146,329

CONTRIBUTIONS IN AID OF CONSTRUCTION		82,316	79,621
	TOTAL CAPITALIZATION AND LIABILITIES	$729,744	$661,140

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,169	$9,822
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,793	6,887
Provision for Deferred Income Taxes	(2,760)	4,395
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(256)	(205)
Cash Surrender Value of Life Insurance	(60)	(114)
Stock Compensation Expense	535	437
Changes in Assets and Liabilities:
Accounts Receivable	(226)	176
Unbilled Revenues	(1,745)	(1,694)
Materials & Supplies	(708)	(787)
Prepayments	(1,397)	(888)
Accounts Payable	2,484	2,702
Accrued Taxes	3,282	752
Accrued Interest	166	(6)
Employee Benefit Plans	(2,478)	(640)
Unearned Revenue & Advanced Service Fees	23	44
Other Assets and Liabilities	1,401	(710)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,223	20,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $125 in 2018, $94 in 2017	(28,377)	(21,165)

NET CASH USED IN INVESTING ACTIVITIES	(28,377)	(21,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,144)	(2,115)
Proceeds from Issuance of Long-term Debt	5,567	4,047
Net Short-term Bank Borrowings	11,000	5,000
Deferred Debt Issuance Expense	(75)	(33)
Proceeds from Issuance of Common Stock	596	592
Payment of Common Dividends	(7,325)	(6,893)
Payment of Preferred Dividends	(72)	(72)
Construction Advances and Contributions-Net	1,040	278

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,587	804
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(567)	(190)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,397	4,318
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,830	$4,128

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,064	$1,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,711	$2,594
Interest Capitalized	$125	$94
Income Taxes	$1,989	$714

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2018	2017
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2018 - 16,392; 2017 - 16,352	$156,251	$155,120

Retained Earnings	79,826	74,055
TOTAL COMMON EQUITY	$236,077	$229,175

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 24
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$1,055	$1,180
6.25%, Amortizing Secured Note, due May 19, 2028	4,165	4,375
6.44%, Amortizing Secured Note, due August 25, 2030	3,407	3,547
6.46%, Amortizing Secured Note, due September 19, 2031	3,687	3,827
4.22%, State Revolving Trust Note, due December 31, 2022	253	279
3.60%, State Revolving Trust Note, due May 1, 2025	1,743	1,851
3.30% State Revolving Trust Note, due March 1, 2026	372	392
3.49%, State Revolving Trust Note, due January 25, 2027	408	427
4.03%, State Revolving Trust Note, due December 1, 2026	527	553
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	162	162
0.00%, State Revolving Fund Bond, due August 1, 2021	124	128
3.64%, State Revolving Trust Note, due July 1, 2028	246	256
3.64%, State Revolving Trust Note, due January 1, 2028	80	84
3.45%, State Revolving Trust Note, due August 1, 2031	935	962
6.59%, Amortizing Secured Note, due April 20, 2029	3,779	3,953
7.05%, Amortizing Secured Note, due January 20, 2030	2,896	3,021
5.69%, Amortizing Secured Note, due January 20, 2030	5,940	6,197
4.45%, Amortizing Secured Note, due April 20, 2040	9,607	9,827
4.47%, Amortizing Secured Note, due April 20, 2040	3,566	3,646
3.75%, State Revolving Trust Note, due July 1, 2031	2,015	2,075
2.00%, State Revolving Trust Note, due February 1, 2036	1,090	1,115
3.75%, State Revolving Trust Note, due November 30, 2030	1,057	1,090
0.00% Construction Loans	—	3,874
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	54	55
4.25% to 4.63%, Series Y, due August 1, 2018	61	61
0.00%, Series Z, due August 1, 2019	221	224
5.25% to 5.75%, Series AA, due August 1, 2019	300	300
0.00%, Series BB, due August 1, 2021	471	482
4.00% to 5.00%, Series CC, due August 1, 2021	636	636
0.00%, Series EE, due August 1, 2023	2,231	2,296
3.00% to 5.50%, Series FF, due August 1, 2024	3,495	3,495
0.00%, Series GG, due August 1, 2026	799	813
4.00% to 5.00%, Series HH, due August 1, 2026	880	880
0.00%, Series II, due August 1, 2024	594	610
3.40% to 5.00%, Series JJ, due August 1, 2027	750	750
0.00%, Series KK, due August 1, 2028	969	988
5.00% to 5.50%, Series LL, due August 1, 2028	1,095	1,095
0.00%, Series MM, due August 1, 2030	1,203	1,237
3.00% to 4.375%, Series NN, due August 1, 2030	1,505	1,505
0.00%, Series OO, due August 1, 2031	2,057	2,107
2.00% to 5.00%, Series PP, due August 1, 2031	740	740
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,208	2,258
3.00% to 3.25%, Series UU, due August 1, 2032	845	845
0.00%, Series VV, due August 1, 2033	2,243	2,290
3.00% to 5.00%, Series WW, due August 1, 2033	830	830
0.00%, Series XX, due August 1, 2047	11,259	11,259
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
0.00%, Series 2018A, due August 1, 2047	7,076	—
3.00% to 5.00%, Series 2018B, due August 1, 2047	2,365	—
SUBTOTAL LONG-TERM DEBT	151,276	147,852
Add: Premium on Issuance of Long-term Debt	1,369	1,367
Less: Unamortized Debt Expense	(3,280)	(3,309)
Less: Current Portion of Long-term Debt	(7,236)	(6,865)
TOTAL LONG-TERM DEBT	$142,129	$139,045

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

The consolidated notes within the 2017 Annual Report on Form 10-K (the 2017 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2018, the results of operations for the three and six month periods ended June 30, 2018 and 2017 and cash flows for the six month periods ended June 30, 2018 and 2017. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2017, has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.

Recent Developments

USA-PA currently operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in December 2018. In July 2018, through a competitive proposal process, USA-PA was awarded a $67 million base professional services contract to continue to operate the water and wastewater systems through December 31, 2028.

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

Index

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

Restricted Cash - In November 2016, the FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statement of cash flows for the six months ended June 30, 2017 was revised, which resulted in a $0.4 million increase in Cash, Cash Equivalents and Restricted Cash at the Beginning and End of the Period.

Employee Benefit Plans-Net Periodic Benefit Cost – In March 2017, the FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance was effective January 1, 2018 and did not have a material impact on the Company’s financial statements. See Note 8, Employee Benefit Plans for more information. As a result of adopting this guidance, the consolidated statement of income for the three and six months ended June 30, 2017 was revised, which resulted in increases in Operations and Maintenance expense and Other Income (Expense), net of $0.2 million and $0.4 million, respectively.

Leases - In February 2016, the FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) and a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). In January 2018, the FASB issued additional guidance related to leases which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of this guidance. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but, based on the Company’s current leasing activity, does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. In its initial October 2017 filing with the NJBPU, Middlesex had sought an increase of $15.3 million to recover costs for capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the last filing in New Jersey in 2015 as well as increased operations and maintenance costs. During the pendency of this rate matter, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. Under the Tax Act the maximum corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Because income tax is one of the cost components used to determine a regulated utility’s revenue requirement, Middlesex was able to reduce its original rate increase request by $4.9 million to $10.4 million. The new base water rates are designed to recover the increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service (IRS). The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as immediate and prospective recognition of the tangible property regulations tax benefits in future years. The rate increase became effective April 1, 2018.

Index

Tidewater - Effective July 1, 2018, Tidewater revised its Delaware Public Service Commission (DEPSC)-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate $0.2 million of revenues in 2018. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings.

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

In March 2018, the Company submitted compliance filings with the DEPSC proposing to reduce rates charged to its Delaware customers to reflect the impact of the Tax Act. It is uncertain at this time when the DEPSC will act upon the rate reduction proposals or whether it will accept the proposed methodologies.

As of June 30, 2018, the Company has recorded regulatory liabilities of $32.6 million for excess income taxes collected through rates due to the lower income tax rate under the Tax Act. These regulatory liabilities are overwhelmingly related to accelerated tax depreciation deduction timing differences, which are subject to IRS normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated tax depreciation can be returned to customers.

Note 3 – Capitalization

Common Stock - During the six months ended June 30, 2018 and 2017, there were 15,026 shares (approximately $0.6 million) and 15,954 common shares (approximately $0.6 million), respectively, respectively, issued under the Middlesex Water Company Investment Plan.

Long-term Debt - In April 2018, the NJBPU approved Middlesex’s request to borrow up to $57.0 million under the New Jersey Infrastructure Bank (NJIB) program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen (CJO) water treatment plant and interconnect with our distribution system. Middlesex currently expects to close on the NJIB construction loan in the third quarter of 2018 with funding requisitions beginning in August 2018 through the end of 2019.

In April 2018, the NJBPU approved Middlesex’s request to borrow up to $55.0 million under the NJIB program to fund upgrades to the Company’s CJO water treatment plant. Middlesex currently expects to close on the NJIB construction loan in the fourth quarter of 2018 with funding requisitions beginning late in 2018 and through 2020.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex expects to close on the NJIB construction loan in the third quarter of 2018 with funding requisitions beginning in September 2018 through early 2019.

Index

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware State Revolving Fund (SRF) program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on the SRF loan in May 2018 and expects to complete the project in the fourth quarter of 2018.

In November 2017, Middlesex closed out three of its NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond is zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through June 30, 2018, Middlesex has drawn down $14.9 million and expects to draw down the remaining proceeds during the third quarter of 2018. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loan.

In May 2018, Middlesex closed out its RENEW 2017 construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through June 30, 2018, Middlesex has drawn down $7.1 million and expects to draw down the remaining proceeds during the third quarter of 2018. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loan.

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

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$ 104,449	$ 106,188	$95,322	$98,036

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $46.8 million and $52.5 million at June 30, 2018 and December 31, 2017, respectively. Customer advances for construction have carrying amounts of $21.8 million and $21.4 million at June 30, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2018		2017
Basic:	Income	Shares	Income	Shares
Net Income	$8,675	16,388	$5,381	16,332
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$8,639	16,388	$5,345	16,332

Basic EPS	$0.53		$0.33

Diluted:
Earnings Applicable to Common Stock	$8,639	16,388	$5,345	16,332
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$8,662	16,544	$5,368	16,488

Diluted EPS	$0.52		$0.33

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2018		2017
Basic:	Income	Shares	Income	Shares
Net Income	$13,169	16,371	$9,822	16,316
Preferred Dividend	(72)		(72)
Earnings Applicable to Common Stock	$13,097	16,371	$9,750	16,316

Basic EPS	$0.80		$0.60

Diluted:
Earnings Applicable to Common Stock	$13,097	16,371	$9,750	16,316
$7.00 Series Preferred Dividend	34	115	34	115
$8.00 Series Preferred Dividend	12	41	12	41
Adjusted Earnings Applicable to Common Stock	$13,143	16,527	$9,796	16,472

Diluted EPS	$0.80		$0.59

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

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2018	2017	2018	2017
Revenues:
Regulated	$31,168	$29,278	$58,374	$55,771
Non – Regulated	3,882	3,863	7,982	7,613
Inter-segment Elimination	(131)	(127)	(260)	(239)
Consolidated Revenues	$34,919	$33,014	$66,096	$63,145

Operating Income:
Regulated	$9,988	$8,672	$15,613	$15,687
Non – Regulated	733	686	1,458	1,246
Consolidated Operating Income	$10,721	$9,358	$17,071	$16,933

Net Income:
Regulated	$8,151	$4,972	$12,134	$9,111
Non – Regulated	524	409	1,035	711
Consolidated Net Income	$8,675	$5,381	$13,169	$9,822

Capital Expenditures:
Regulated	$18,350	$11,588	$28,328	$21,160
Non – Regulated	16	—	49	5
Total Capital Expenditures	$18,366	$11,588	$28,377	$21,165

	As of	As of
	June 30,	December 31,
	2018	2017
Assets:
Regulated	$732,592	$661,816
Non – Regulated	6,819	7,093
Inter-segment Elimination	(9,667)	(7,769)
Consolidated Assets	$729,744	$661,140

Index

Note 6 – Short-term Borrowings

As of June 30, 2018, the Company has established lines of credit aggregating $92.0 million. At June 30, 2018, the outstanding borrowings under these credit lines were $39.0 million at a weighted average interest rate of 3.18%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months		Six Months
	June 30,		June 30,
	2018	2017	2018	2017
Average Daily Amounts Outstanding	$31,555	$15,582	$29,721	$14,221
Weighted Average Interest Rates	3.10%	2.08%	2.94%	1.95%

The maturity dates for the $39.0 million outstanding as of June 30, 2018 are in July 2018 through September 2018 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Treated	$703	$795	$1,591	$1,574
Untreated	850	573	1,780	1,232
Total Costs	$1,553	$1,368	$3,371	$2,806

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

Index

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both June 30, 2018 and December 31, 2017, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is less than $0.1 million.

Leases - The Company has entered into office space operating leases. Rental expenses under operating leases were less than $0.1 million for each of the six months ended June 30, 2018 and 2017. The operating leases for these facilities will expire in 2028.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. For the three months ended June 30, 2018 and 2017, the Company made Pension Plan cash contributions of $0.8 million and $1.0 million, respectively. For the six months ended June 30, 2018 and 2017, the Company made Pension Plan cash contributions of $1.3 million and $1.5 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $2.0 million over the remainder of the current year. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ eligible compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended June 30, 2018 and 2017, the Company made Other Benefits Plan cash contributions of $0.2 million, respectively. For each of the six months ended June 30, 2018 and 2017, the Company made Other Benefits Plan cash contributions of $0.4 million and $0.2 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $1.2 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2018	2017	2018	2017

Service Cost	$607	$600	$284	$272
Interest Cost	765	786	474	491
Expected Return on Assets	(1,218)	(1,122)	(637)	(601)
Amortization of Unrecognized Losses	415	391	447	445
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(402)	(432)
Net Periodic Benefit Cost*	$569	$655	$166	$175

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2018	2017	2018	2017

Service Cost	$1,213	$1,200	$567	$544
Interest Cost	1,530	1,572	949	982
Expected Return on Assets	(2,435)	(2,245)	(1,275)	(1,203)
Amortization of Unrecognized Losses	829	783	894	890
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(803)	(864)
Net Periodic Benefit Cost*	$1,137	$1,310	$332	$349

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

Index

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Regulated Tariff Sales
Residential	$17,892	$17,024	$33,515	$32,183
Commercial	3,771	3,493	6,880	6,447
Industrial	2,689	2,395	5,001	4,578
Fire Protection	3,073	2,911	5,961	5,824
Wholesale	3,680	3,397	6,892	6,631
Non-Regulated Contract Operations	3,781	3,762	7,780	7,411
Total Revenue from Contracts with Customers	$34,886	$32,982	$66,029	$63,074
Other Regulated Revenues	63	48	125	98
Other Non-Regulated Revenues	101	111	202	212
Inter-segment Elimination	(131)	(127)	(260)	(239)
Total Revenue	$34,919	$33,014	$66,096	$63,145

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. While the Company believes that its treatment of qualifying tangible property repair costs is proper, a reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method. This was based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS in 2016. During the second quarter of 2018, the Company received information from the IRS regarding certain aspects of the its adopted accounting method used to calculate qualifying tangible property repair cost deductions and has determined that it should increase its reserve provision to $3.7 million. As the IRS examination continues and pending its completion, the tax liability could be different than the recorded reserve provision. For the three and six months ended June 30, 2018, the Company has recorded $0.4 million in interest expense due to this reserve provision.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	changes in the pace of housing development;
-	availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.

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

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities. Under a marketing agreement with HomeServe USA (HomeServe), our New Jersey and Delaware residential customers are offered a menu of water and wastewater related home maintenance service program contracts. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 45,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Delaware and Maryland through various operations and maintenance contracts.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $78 million in 2018 in connection with this plan for projects that include, but are not limited to:

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

Middlesex Base Water Rate Increase Approved - In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities seeking permission to increase base water rates was concluded based on a negotiated settlement which resulted in an increase in annual operating revenues of $5.5 million. The new base water rates became effective April 1, 2018 and are designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, and reflect an authorized return on equity of 9.6%. Part of Middlesex’s filing also included a request for regulatory accounting treatment for $28.7 million of accumulated deferred tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for the deferred tax benefits as well as immediate and prospective recognition of the tangible property regulations tax benefits in future years, which is expected to lower the Company’s income tax expense and, consequently, its effective income tax rate.

Contract Operations - USA-PA operates Perth Amboy’s water and wastewater collection systems under contract, which expires on December 31, 2018. In July 2018, through a competitive proposal process, USA-PA was awarded a $67 million base professional services contract to continue to operate the water and wastewater systems through December 31, 2028.

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

Results of Operations – Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2018			2017
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$31,138	$3,781	$34,919	$29,252	$3,762	$33,014
Operations and maintenance expenses	13,918	2,907	16,825	13,914	2,942	16,856
Depreciation expense	3,690	46	3,736	3,337	48	3,385
Other taxes	3,542	95	3,637	3,329	86	3,415
Operating income	9,988	733	10,721	8,672	686	9,358

Other income, net	764	21	785	380	30	410
Interest expense	2,068	—	2,068	1,469	—	1,469
Income taxes	533	230	763	2,611	307	2,918
Net income	$8,151	$524	$8,675	$4,972	$409	$5,381

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2018 increased $1.9 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $1.6 million primarily due to the NJBPU-approved base rate increase effective April 1, 2018;
•	Tidewater System revenues increased $0.2 million due to additional customers; and
•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2018 were slightly below the same period in 2017.

Depreciation

Depreciation expense for the three months ended June 30, 2018 increased $0.4 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2018 increased $0.2 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2018 increased $0.4 million from the same period in 2017 primarily due to the sale of wastewater franchise rights by our TESI subsidiary.

Interest Charges

Interest charges for the three months ended June 30, 2018 increased $0.6 million from the same period in 2017 due to accrued interest associated with the IRS examination of the Company’s 2014 federal income tax return (see Note 10 – Income Taxes for further discussion of this matter), higher average amounts of long-term debt outstanding and higher average short-term debt outstanding at increased interest rates in 2018 as compared to 2017.

Income Taxes

Income taxes for the three months ended June 30, 2018 decreased $2.2 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which was approved in Middlesex’s most recent base rate case (see “Middlesex Base Water Rate Increase Approved” in Recent Developments for further discussion of this matter) and a lower effective tax rate resulting from the Tax Cuts and Jobs Act of 2017, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2018 increased $3.3 million as compared with the same period in 2017. Basic earnings per share were $0.53 and $0.33 for the three months ended June 30, 2018 and 2017, respectively. Diluted earnings per share were $0.52 and $0.33 for the three months ended June 30, 2018 and 2017, respectively.

Index

Results of Operations – Six Months Ended June 30, 2018

	(In Thousands)
	Six Months Ended June 30,
	2018			2017
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$58,316	$7,780	$66,096	$55,734	$7,411	$63,145
Operations and maintenance expenses	28,626	6,033	34,659	26,906	5,889	32,795
Depreciation expense	7,254	91	7,345	6,596	97	6,693
Other taxes	6,823	198	7,021	6,545	179	6,724
Operating income	15,613	1,458	17,071	15,687	1,246	16,933

Other income, net	1,213	36	1,249	705	30	735
Interest expense	3,206	—	3,206	2,472	—	2,472
Income taxes	1,486	459	1,945	4,809	565	5,374
Net income	$12,134	$1,035	$13,169	$9,111	$711	$9,822

Operating Revenues

Operating revenues for the six months ended June 30, 2018 increased $3.0 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $1.9 million due to the following:
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $1.5 million;
o	Higher water usage from commercial and industrial customers of $0.2 million;
o	Higher Purchased Water Adjustment Clause (PWAC) revenues of $0.3 million due to the November 2017 implementation of an increased PWAC tariff rate. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC tariff was reset to zero with the implementation of the April 2018 base rate increase;
•	Tidewater System revenues increased $0.6 million due to additional customers;
•	Revenues in our unregulated companies increased $0.4 million primarily due to new White Marsh contracts to operate water and wastewater facilities; and
•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2018 increased $1.9 million from the same period in 2017, primarily related to the following factors:

•	Variable production costs increased $0.6 million due to higher purchased water resulting from increased winter weather related main break activity and higher water treatment costs due to intermittent changes in raw water quality;
•	Labor costs increased $0.6 million due to higher overtime related to increased weather related main break activity, increased headcount and increased average labor rates; and
•	Employee health and liability insurance costs increased $0.7 million due to higher net policy premiums.

Depreciation

Depreciation expense for the six months ended June 30, 2018 increased $0.7 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2018 increased $0.3 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Index

Other Income, net

Other Income, net for the six months ended June 30, 2018 increased $0.5 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and the sale of wastewater franchise rights at our TESI subsidiary.

Interest Charges

Interest charges for the six months ended June 30, 2018 increased $0.7 million from the same period in 2017 due to accrued interest associated with the IRS examination of the Company’s 2014 federal income tax return (see Note 10 – Income Taxes for further discussion of this matter), higher average amounts of long-term debt outstanding and average short-term debt outstanding at increased interest rates in 2018 as compared to 2017.

Income Taxes

Income taxes for the six months ended June 30, 2018 decreased $3.4 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which were approved in Middlesex’s most recent base rate case (see “Middlesex Base Water Rate Increase Approved” in Recent Developments for further discussion of this matter) and a lower effective tax rate resulting from the Tax Cuts and Jobs Act of 2017, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2018 increased $3.3 million as compared with the same period in 2017. Basic earnings per share were $0.80 and $0.60 for the six months ended June 30, 2018 and 2017, respectively. Diluted earnings per share were $0.80 and $0.59 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2018, cash flows from operating activities decreased $0.9 million to $19.2 million. The decrease in cash flows from operating activities primarily resulted from higher vendor and income tax payments. The $19.2 million of net cash flow from operations enabled us to fund approximately 43% of utility plant expenditures internally for the period.

Investing Cash Flows

For the six months ended June 30, 2018, cash flows used in investing activities increased $7.2 million to $28.4 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Financing Cash Flows

For the six months ended June 30, 2018, cash flows from financing activities increased by $7.8 million due primarily to increases in short-term and long-term debt funding.

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

The capital investment program for 2018 is currently estimated to be approximately $78 million. Through June 30, 2018, we have expended $28 million and expect to incur approximately $50 million for capital projects for the remainder of 2018.

We currently project that we may expend approximately $190 million for capital projects in 2019 and 2020. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2018 we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF) programs (approximately $33 million for the remainder of 2018 depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $92.0 million of active lines of credit with several financial institutions. As of June 30, 2018, there remains $53.0 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2018 to 2047. Over the next twelve months, approximately $7.2 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 5.	Other Information

None.

Item 6.	Exhibits

10.46	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2018 (Series 2018A).

10.47	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2018 (Series 2018B).

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 2, 2018