Form 10-Q
period 2018-09-30
MIDDLESEX WATER CO
filed 2018-11-02
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2018: Common Stock, No Par Value: 16,398,280 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

  (In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Revenues	$38,713	$36,174	$104,809	$99,319

Operating Expenses:
Operations and Maintenance	18,114	16,383	52,773	49,178
Depreciation	3,792	3,587	11,137	10,280
Other Taxes	3,889	3,603	10,910	10,327

Total Operating Expenses	25,795	23,573	74,820	69,785

Operating Income	12,918	12,601	29,989	29,534

Other Income (Expense):
Allowance for Funds Used During Construction	424	174	805	473
Other Income (Expense), net	409	248	1,277	684

Total Other Income, net	833	422	2,082	1,157

Interest Charges	1,723	1,493	4,929	3,965

Income before Income Taxes	12,028	11,530	27,142	26,726

Income Taxes	(262)	3,888	1,683	9,263

Net Income	12,290	7,642	25,459	17,463

Preferred Stock Dividend Requirements	36	36	108	108

Earnings Applicable to Common Stock	$12,254	$7,606	$25,351	$17,355

Earnings per share of Common Stock:
Basic	$0.75	$0.47	$1.55	$1.06
Diluted	$0.74	$0.46	$1.54	$1.06

Average Number of
Common Shares Outstanding:
Basic	16,394	16,340	16,379	16,324
Diluted	16,550	16,496	16,535	16,480

Cash Dividends Paid per Common Share	$0.2238	$0.2113	$0.6713	$0.6338

  See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2018	2017
UTILITY PLANT:	Water Production	$155,308	$153,844
	Transmission and Distribution	489,512	468,649
	General	71,224	69,457
	Construction Work in Progress	37,580	11,562
	TOTAL	753,624	703,512
	Less Accumulated Depreciation	154,520	146,272
	UTILITY PLANT - NET	599,104	557,240

CURRENT ASSETS:	Cash and Cash Equivalents	3,579	4,937
	Accounts Receivable, net	13,544	10,785
	Unbilled Revenues	9,097	6,999
	Materials and Supplies (at average cost)	5,633	4,118
	Prepayments	3,519	2,408
	TOTAL CURRENT ASSETS	35,372	29,247

DEFERRED CHARGES AND	Preliminary Survey and Investigation Charges	5,049	4,676
OTHER ASSETS:	Regulatory Assets	101,133	58,423
	Operations Contracts, Developer and Other Receivables	439	439
	Restricted Cash	1,956	1,460
	Non-utility Assets - Net	9,651	9,478
	Other	94	177
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	118,322	74,653
	TOTAL ASSETS	$752,798	$661,140

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$156,741	155,120
	Retained Earnings	88,413	74,055
	TOTAL COMMON EQUITY	245,154	229,175
	Preferred Stock	2,433	2,433
	Long-term Debt	141,083	139,045
	TOTAL CAPITALIZATION	388,670	370,653

CURRENT	Current Portion of Long-term Debt	7,327	6,865
LIABILITIES:	Notes Payable	48,500	28,000
	Accounts Payable	19,535	13,929
	Accrued Taxes	14,818	11,418
	Accrued Interest	548	1,093
	Unearned Revenues and Advanced Service Fees	1,036	951
	Other	2,646	2,281
	TOTAL CURRENT LIABILITIES	94,410	64,537

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	22,080	21,423
AND OTHER LIABILITIES:	Accumulated Deferred Income Taxes	45,790	43,160
	Employee Benefit Plans	33,882	36,686
	Regulatory Liabilities	81,635	43,745
	Other	1,199	1,315
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	184,586	146,329

CONTRIBUTIONS IN AID OF CONSTRUCTION		85,132	79,621
	TOTAL CAPITALIZATION AND LIABILITIES	$752,798	$661,140

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,459	$17,463
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,743	10,677
Provision for Deferred Income Taxes	(5,975)	8,394
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(538)	(323)
Cash Surrender Value of Life Insurance	(119)	(161)
Stock Compensation Expense	757	673
Changes in Assets and Liabilities:
Accounts Receivable	(2,759)	(1,601)
Unbilled Revenues	(2,098)	(2,038)
Materials and Supplies	(1,515)	(347)
Prepayments	(1,111)	(564)
Accounts Payable	5,606	(230)
Accrued Taxes	3,400	(504)
Accrued Interest	(545)	(693)
Employee Benefit Plans	(1,426)	(1,362)
Unearned Revenue & Advanced Service Fees	85	39
Other Assets and Liabilities	1,899	(774)

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,863	28,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $267 in 2018, $150 in 2017	(49,518)	(35,170)

NET CASH USED IN INVESTING ACTIVITIES	(49,518)	(35,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,013)	(5,163)
Proceeds from Issuance of Long-term Debt	9,265	6,968
Net Short-term Bank Borrowings	20,500	12,500
Deferred Debt Issuance Expense	(862)	(144)
Proceeds from Issuance of Common Stock	864	908
Payment of Common Dividends	(10,993)	(10,344)
Payment of Preferred Dividends	(108)	(108)
Construction Advances and Contributions-Net	3,140	726

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,793	5,343
NET CHANGES IN CASH AND CASH EQUIVALENTS	(862)	(1,178)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,397	4,318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,535	$3,140

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,028	$3,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,090	$4,775
Interest Capitalized	$267	$150
Income Taxes	$3,191	$1,462

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK

AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2018	2017
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2018 - 16,398; 2017 - 16,352	$156,741	$155,120

Retained Earnings	88,413	74,055
TOTAL COMMON EQUITY	$245,154	$229,175

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	350	350
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	78	78
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$990	$1,180
6.25%, Amortizing Secured Note, due May 19, 2028	4,060	4,375
6.44%, Amortizing Secured Note, due August 25, 2030	3,337	3,547
6.46%, Amortizing Secured Note, due September 19, 2031	3,617	3,827
4.22%, State Revolving Trust Note, due December 31, 2022	254	279
3.60%, State Revolving Trust Note, due May 1, 2025	1,743	1,851
3.30% State Revolving Trust Note, due March 1, 2026	351	392
3.49%, State Revolving Trust Note, due January 25, 2027	389	427
4.03%, State Revolving Trust Note, due December 1, 2026	527	553
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	111	162
0.00%, State Revolving Fund Bond, due August 1, 2021	88	128
3.64%, State Revolving Trust Note, due July 1, 2028	246	256
3.64%, State Revolving Trust Note, due January 1, 2028	80	84
3.45%, State Revolving Trust Note, due August 1, 2031	907	962
6.59%, Amortizing Secured Note, due April 20, 2029	3,691	3,953
7.05%, Amortizing Secured Note, due January 20, 2030	2,833	3,021
5.69%, Amortizing Secured Note, due January 20, 2030	5,812	6,197
4.45%, Amortizing Secured Note, due April 20, 2040	9,497	9,827
4.47%, Amortizing Secured Note, due April 20, 2040	3,524	3,646
3.75%, State Revolving Trust Note, due July 1, 2031	2,015	2,075
2.00%, State Revolving Trust Note, due February 1, 2036	1,064	1,115
3.75%, State Revolving Trust Note, due November 30, 2030	1,057	1,090
0.00% Construction Loans	3,698	3,874
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	—	55
4.25% to 4.63%, Series Y, due August 1, 2018	—	61
0.00%, Series Z, due August 1, 2019	113	224
5.25% to 5.75%, Series AA, due August 1, 2019	155	300
0.00%, Series BB, due August 1, 2021	362	482
4.00% to 5.00%, Series CC, due August 1, 2021	489	636
0.00%, Series EE, due August 1, 2023	1,876	2,296
3.00% to 5.50%, Series FF, due August 1, 2024	2,980	3,495
0.00%, Series GG, due August 1, 2026	723	813
4.00% to 5.00%, Series HH, due August 1, 2026	795	880
0.00%, Series II, due August 1, 2024	520	610
3.40% to 5.00%, Series JJ, due August 1, 2027	671	750
0.00%, Series KK, due August 1, 2028	898	988
5.00% to 5.50%, Series LL, due August 1, 2028	1,010	1,095
0.00%, Series MM, due August 1, 2030	1,137	1,237
3.00% to 4.375%, Series NN, due August 1, 2030	1,415	1,505
0.00%, Series OO, due August 1, 2031	1,957	2,107
2.00% to 5.00%, Series PP, due August 1, 2031	700	740
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,107	2,258
3.00% to 3.25%, Series UU, due August 1, 2032	800	845
0.00%, Series VV, due August 1, 2033	2,147	2,290
3.00% to 5.00%, Series WW, due August 1, 2033	795	830
0.00%, Series XX, due August 1, 2047	11,006	11,259
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
0.00%, Series 2018A, due August 1, 2047	6,917	—
3.00% to 5.00%, Series 2018B, due August 1, 2047	2,365	—
SUBTOTAL LONG-TERM DEBT	151,104	147,852
Add: Premium on Issuance of Long-term Debt	1,314	1,367
Less: Unamortized Debt Expense	(4,008)	(3,309)
Less: Current Portion of Long-term Debt	(7,327)	(6,865)
TOTAL LONG-TERM DEBT	$141,083	$139,045

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

The consolidated notes within the 2017 Annual Report on Form 10-K (the 2017 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2018, the results of operations for the three and nine month periods ended September 30, 2018 and 2017 and cash flows for the nine month periods ended September 30, 2018 and 2017. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2017, has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.

Recent Developments

USA-PA currently operates the City of Perth Amboy, New Jersey’s water and wastewater systems under a 20-year agreement, which expires in December 2018. In July 2018, through a competitive proposal process, USA-PA was awarded a $67 million base professional services contract to continue to operate the water and wastewater systems through December 31, 2028.

Recent Accounting Guidance

Revenue Recognition - The Financial Accounting Standards Board (FASB) issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. Disclosures related to Revenue Recognition are included in Note 9, Revenue Recognition from Contracts with Customers.

Recognition and Measurement of Financial Assets and Financial Liabilities - The FASB issued guidance which (i) requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

Statement of Cash Flows - The FASB issued guidance which amends the previous guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amendment is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

Index

Restricted Cash - The FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statement of cash flows for the nine months ended September 30, 2017 was revised, which resulted in a $0.4 million increase in Cash, Cash Equivalents and Restricted Cash at the Beginning and End of the Period.

Employee Benefit Plans-Net Periodic Benefit Cost –The FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. See Note 8, Employee Benefit Plans for more information. As a result of adopting this guidance, the consolidated statement of income for the three and nine months ended September 30, 2017 was revised, which resulted in increases in Operations and Maintenance expense and Other Income (Expense), net of $0.2 million and $0.6 million, respectively.

Leases - The FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) and a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). In January 2018, the FASB issued additional guidance related to leases which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of this guidance. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but, based on the Company’s current leasing activity, does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Index

In August 2018, Middlesex filed a petition with the NJBPU seeking approval to set a tariff rate under a purchased water adjustment clause to recover additional costs of less than $0.1 million for the purchase of treated water from a non-affiliated regulated water utility.  We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

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

As of September 30, 2018, the Company has recorded regulatory liabilities of $32.5 million for excess income taxes collected through rates due to the lower income tax rate under the Tax Act. These regulatory liabilities are overwhelmingly related to accelerated tax depreciation deduction timing differences, which are subject to IRS normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated tax depreciation can be returned to customers.

Note 3 – Capitalization

Common Stock - During the nine months ended September 30, 2018 and 2017, there were 21,001 shares (approximately $0.9 million) and 24,154 common shares (approximately $0.9 million), respectively, issued under the Middlesex Water Company Investment Plan.

In July 2018, Middlesex filed a petition with the NJBPU seeking approval of an employee incentive compensation plan, known as the 2018 Restricted Stock Plan. This plan, which was approved by shareholders at the Company’s 2018 Annual Meeting, would allow for the issuance of up to a maximum of 300,000 shares of the Company’s common stock through March 31, 2028.  The Company expects the NJBPU to issue a decision by December 31, 2018.

Index

Long-term Debt - In May 2018, Middlesex closed out its $9.5 million RENEW 2017 construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through September 30, 2018, Middlesex has drawn down a total of $8.3 million and expects to draw down the remaining proceeds during the fourth quarter of 2018. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In April 2018, the NJBPU approved Middlesex’s request to borrow up to $57.0 million under the New Jersey Infrastructure Bank (NJIB) program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen (CJO) water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB construction loan in August 2018 with funding requisitions beginning in August 2018 and continuing through the end of 2019.

In April 2018, the NJBPU approved Middlesex’s request to borrow up to $55.0 million under the NJIB program to fund upgrades to the Company’s CJO water treatment plant.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 with funding requisitions beginning in September 2018 and continuing through early 2019.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware State Revolving Fund (SRF) program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on the SRF loan in May 2018 and expects to complete the project in the fourth quarter of 2018.

In November 2017, Middlesex closed out three of its NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond is zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through September 30, 2018, Middlesex has drawn down $14.9 million and expects to draw down the remaining proceeds during the fourth quarter of 2018. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loan.

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

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$101,411	$101,741	$95,322	$98,036

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $49.7 million and $52.5 million at September 30, 2018 and December 31, 2017, respectively. Customer advances for construction have carrying amounts of $22.1 million and $21.4 million at September 30, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2018		2017
Basic:	Income	Shares	Income	Shares
Net Income	$12,290	16,394	$7,642	16,340
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$12,254	16,394	$7,606	16,340

Basic EPS	$0.75		$0.47

Diluted:
Earnings Applicable to Common Stock	$12,254	16,394	$7,606	16,340
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$12,277	16,550	$7,629	16,496

Diluted EPS	$0.74		$0.46

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2018		2017
Basic:	Income	Shares	Income	Shares
Net Income	$25,459	16,379	$17,463	16,324
Preferred Dividend	(108)		(108)
Earnings Applicable to Common Stock	$25,351	16,379	$17,355	16,324

Basic EPS	$1.55		$1.06

Diluted:
Earnings Applicable to Common Stock	$25,351	16,379	$17,355	16,324
$7.00 Series Preferred Dividend	50	115	50	115
$8.00 Series Preferred Dividend	18	41	18	41
Adjusted Earnings Applicable to Common Stock	$25,419	16,535	$17,423	16,480

Diluted EPS	$1.54		$1.06

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

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2018	2017	2018	2017
Revenues:
Regulated	$34,628	$32,252	$93,002	$88,023
Non – Regulated	4,304	4,142	12,286	11,755
Inter-segment Elimination	(219)	(220)	(479)	(459)
Consolidated Revenues	$38,713	$36,174	$104,809	$99,319

Operating Income:
Regulated	$12,214	$11,894	$27,827	$27,580
Non – Regulated	704	707	2,162	1,954
Consolidated Operating Income	$12,918	$12,601	$29,989	$29,534

Net Income:
Regulated	$11,770	$7,232	$23,904	$16,341
Non – Regulated	520	410	1,555	1,122
Consolidated Net Income	$12,290	$7,642	$25,459	$17,463

Capital Expenditures:
Regulated	$21,141	$13,998	$49,469	$35,157
Non – Regulated	—	7	49	13
Total Capital Expenditures	$21,141	$14,005	$49,518	$35,170

	As of	As of
	September 30,	December 31,
	2018	2017
Assets:
Regulated	$754,309	$661,816
Non – Regulated	6,950	7,093
Inter-segment Elimination	(8,461)	(7,769)
Consolidated Assets	$752,798	$661,140

Index

Note 6 – Short-term Borrowings

As of September 30, 2018, the Company has established lines of credit aggregating $92.0 million. At September 30, 2018, the outstanding borrowings under these credit lines were $48.5 million at a weighted average interest rate of 3.23%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
$43,402	$21,055	$34,332	$16,447
3.24%	2.28%	3.09%	2.07%

The maturity dates for the $48.5 million outstanding as of September 30, 2018 are in October 2018 through December 2018 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Treated	$836	$791	$2,427	$2,365
Untreated	948	673	2,728	1,905
Total Costs	$1,784	$1,464	$5,155	$4,270

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

Index

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both September 30, 2018 and December 31, 2017, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is less than $0.1 million.

Leases - The Company has entered into commercial office space operating leases. Rental expenses under these operating leases were $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. These operating leases continue through 2028.

Construction - The Company has forecasted to spend approximately $73 million for its construction program in 2018. The actual timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $40 million in the future.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. For the three months ended September 30, 2018 and 2017, the Company made Pension Plan cash contributions of $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company made Pension Plan cash contributions of $2.3 million and $2.5 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $1.0 million over the remainder of the current year. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ eligible compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.3 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended September 30, 2018 and 2017, the Company made Other Benefits Plan cash contributions of $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company made Other Benefits Plan cash contributions of $0.5 million and $0.7 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $1.1 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2018	2017	2018	2017

Service Cost	$607	$600	$284	$272
Interest Cost	765	786	474	491
Expected Return on Assets	(1,218)	(1,122)	(637)	(601)
Amortization of Unrecognized Losses	415	391	447	445
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(402)	(432)
Net Periodic Benefit Cost*	$569	$655	$166	$175

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2018	2017	2018	2017

Service Cost	$1,820	$1,799	$851	$817
Interest Cost	2,296	2,357	1,423	1,473
Expected Return on Assets	(3,653)	(3,367)	(1,912)	(1,804)
Amortization of Unrecognized Losses	1,244	1,174	1,340	1,336
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	(1,205)	(1,296)
Net Periodic Benefit Cost*	$1,707	$1,963	$497	$526

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

Index

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers, are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through December 2028 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Almost all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Regulated Tariff Sales
Residential	$19,788	$18,796	$53,303	$50,979
Commercial	4,418	4,074	11,298	10,521
Industrial	2,868	2,587	7,869	7,165
Fire Protection	3,084	3,010	9,045	8,834
Wholesale	4,319	3,634	11,211	10,265
Non-Regulated Contract Operations	4,203	4,041	11,983	11,452
Total Revenue from Contracts with Customers	$38,680	$36,142	$104,709	$99,216
Other Regulated Revenues	151	162	276	260
Other Non-Regulated Revenues	101	90	303	302
Inter-segment Elimination	(219)	(220)	(479)	(459)
Total Revenue	$38,713	$36,174	$104,809	$99,319

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. While the Company believes that its treatment of qualifying tangible property repair costs is proper, a reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method. This was based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS in 2016. During the second quarter of 2018, the Company received information from the IRS regarding certain aspects of the its adopted accounting method used to calculate qualifying tangible property repair cost deductions and determined that it should increase its reserve provision to $3.7 million. As the IRS examination continues and pending its completion, the tax liability could be different than the recorded reserve provision. For the three and nine months ended September 30, 2018, the Company has recorded $0.1 million and $0.5 million, respectively, in interest expense due to this reserve provision.

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

USA-PA has operated the water supply system and wastewater system for the City of Perth Amboy, New Jersey (Perth Amboy) since 1998 and was recently awarded a new ten-year contract to provide similar services, except customer service and billing, through 2028.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $73 million in 2018 in connection with this plan for projects that include, but are not limited to:

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

Middlesex Base Water Rate Increase Approved - In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base water rates was concluded based on a negotiated settlement which resulted in an increase in annual operating revenues of $5.5 million. The new base water rates became effective April 1, 2018 and are designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, and reflect an authorized return on equity of 9.6%. Part of Middlesex’s filing also included a request for regulatory accounting treatment for $28.7 million of accumulated deferred tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for the deferred tax benefits as well as immediate and prospective recognition of the tangible property regulations tax benefits in future years, which is expected to lower the Company’s income tax expense and, consequently, its effective income tax rate.

Contract Operations - USA-PA operates Perth Amboy’s water and wastewater collection systems under contract, which expires on December 31, 2018. In July 2018, through a competitive proposal process, USA-PA was awarded a $67 million base professional services contract to continue to operate the water and wastewater systems through December 31, 2028.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth (which are evident in comparison discussions in the Results of Operations section below). Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. As operating costs have increased in 2018 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs.

Index

Organic residential customer growth for 2018 has been consistent with that experienced in recent years.

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

The segment tables shown below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated-USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended September 30, 2018

	(In Thousands)
	Three Months Ended September 30,
	2018			2017
		Non-			Non-
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenues	$34,510	$4,203	$38,713	$32,132	$4,042	$36,174
Operations and maintenance expenses	14,764	3,350	18,114	13,185	3,198	16,383
Depreciation expense	3,745	47	3,792	3,540	47	3,587
Other taxes	3,787	102	3,889	3,513	90	3,603
Operating income	12,214	704	12,918	11,894	707	12,601

Other income, net	772	61	833	402	20	422
Interest expense	1,723	—	1,723	1,493	—	1,493
Income taxes	(507)	245	(262)	3,571	317	3,888
Net income	$11,770	$520	$12,290	$7,232	$410	$7,642

Operating Revenues

Operating revenues for the three months ended September 30, 2018 increased $2.5 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $2.0 million primarily due to the NJBPU-approved base rate increase effective April 1, 2018 ($1.5 million) and higher water demand from Contract customers ($0.6 million);
•	Tidewater System revenues increased $0.4 million due to additional customers; and

Index

•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2018 increased $1.7 million from the same period in 2017. This increase was related to the following factors:

•	Variable production costs increased $0.4 million due to increased rates paid for purchased water and higher treatment costs due to weather-impacted changes in raw water quality;
•	Higher retiree healthcare expenses of $0.7 million due to lower insurance premium reimbursements;
•	Higher rent expense of $0.2 million due to an increase in the square footage of commercial office space under lease to accommodate various operational and administrative needs;
•	Labor costs increased $0.2 million due to an increase in headcount and average labor rates; and
•	Employee healthcare and business liability insurance costs increased $0.2 million due to higher net policy premiums.

Depreciation

Depreciation expense for the three months ended September 30, 2018 increased $0.2 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2018 increased $0.3 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2018 increased $0.4 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended September 30, 2018 increased $0.2 million from the same period in 2017 due to higher average amounts of total debt outstanding and increased short-term debt interest rates.

Income Taxes

Income taxes for the three months ended September 30, 2018 decreased $4.2 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which was approved in Middlesex’s most recent base rate case (see “Middlesex Base Water Rate Increase Approved” in Recent Developments for further discussion of this matter) and a lower effective tax rate resulting from the Tax Cuts and Jobs Act of 2017, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2018 increased $4.7 million as compared with the same period in 2017. Basic earnings per share were $0.75 and $0.47 for the three months ended September 30, 2018 and 2017, respectively. Diluted earnings per share were $0.74 and $0.46 for the three months ended September 30, 2018 and 2017, respectively.

Index

Results of Operations – Nine Months Ended September 30, 2018

	(In Thousands)
	Nine Months Ended September 30,
	2018			2017
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$92,826	$11,983	$104,809	$87,866	$11,453	$99,319
Operations and maintenance expenses	43,390	9,383	52,773	40,091	9,087	49,178
Depreciation expense	10,999	138	11,137	10,136	144	10,280
Other taxes	10,610	300	10,910	10,059	268	10,327
Operating income	27,827	2,162	29,989	27,580	1,954	29,534

Other income, net	1,985	97	2,082	1,107	50	1,157
Interest expense	4,929	—	4,929	3,965	—	3,965
Income taxes	979	704	1,683	8,381	882	9,263
Net income	$23,904	$1,555	$25,459	$16,341	$1,122	$17,463

Operating Revenues

Operating revenues for the nine months ended September 30, 2018 increased $5.5 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $3.9 million due to the following:
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $3.0 million;
o	Higher water demand from Contract customers of $0.6 million;
o	Higher Purchased Water Adjustment Clause (PWAC) revenues of $0.3 million due to the November 2017 implementation of an increased PWAC tariff rate. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC tariff was reset to zero with the implementation of the April 2018 base rate increase; and
•	Tidewater System revenues increased $0.9 million due to additional customers; and
•	Revenues in our unregulated companies increased $0.5 million primarily due to new contracts to operate water and wastewater systems and higher billable supplemental services at our White Marsh subsidiary; and
•	All other operating revenue categories increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2018 increased $3.6 million from the same period in 2017, primarily related to the following factors:

•	Variable production costs increased $0.9 million due to increased rates paid for purchased water and higher treatment costs due to weather-impacted changes in raw water quality;
•	Labor costs increased $0.8 million due to increases in headcount, average labor rates and overtime for weather related main break activity;
•	Employee healthcare and business liability insurance costs increased $0.8 million due to higher net policy premiums;
•	Higher retiree healthcare expenses of $0.3 million due to lower insurance premium reimbursements;
•	Higher rent expense of $0.2 million due to an increase in the square footage of commercial office space under lease to accommodate various operational and administrative needs;

Index

•	Transportation expenses increased $0.2 million primarily due to higher fuel prices;
•	Higher water main break repair activity in our Middlesex system resulted in additional $0.2 million of non-labor costs; and
•	All other operation and Maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2018 increased $0.9 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2018 increased $0.6 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the nine months ended September 30, 2018 increased $0.9 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and the sale of wastewater franchise rights at our TESI subsidiary.

Interest Charges

Interest charges for the nine months ended September 30, 2018 increased $1.0 million from the same period in 2017 due to accrued interest associated with the IRS examination of the Company’s 2014 federal income tax return (see Note 10 – Income Taxes for further discussion of this matter), higher average amounts of total debt outstanding and increased short-term debt interest rates.

Income Taxes

Income taxes for the nine months ended September 30, 2018 decreased $7.6 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which were approved in Middlesex’s most recent base rate case (see “Middlesex Base Water Rate Increase Approved” in Recent Developments for further discussion of this matter) and a lower effective tax rate resulting from the Tax Cuts and Jobs Act of 2017, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2018 increased $8.0 million as compared with the same period in 2017. Basic earnings per share were $1.55 and $1.06 for the nine months ended September 30, 2018 and 2017, respectively. Diluted earnings per share were $1.54 and $1.06 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2018, cash flows from operating activities increased $4.2 million to $32.9 million. The increase in cash flows from operating activities primarily resulted from the timing of vendor and income tax payments. The $32.9 million of net cash flow from operations enabled us to fund approximately 41% of utility plant expenditures internally for the period.

Index

Investing Cash Flows

For the nine months ended September 30, 2018, cash flows used in investing activities increased $14.3 million to $49.5 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2018, cash flows from financing activities increased by $10.5 million to $15.8 million due primarily to increases in short-term and long-term debt funding.

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

The capital investment program for 2018 is currently estimated to be approximately $73 million. Through September 30, 2018, we have expended $50 million and expect to incur approximately $23 million for capital projects for the remainder of 2018.

We currently project that we may expend approximately $200 million for capital projects in 2019 and 2020. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2018 we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF) programs (approximately $11 million for the remainder of 2018 depending on construction timing). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks; and
•	Short-term borrowings, if necessary, through $92.0 million of active lines of credit with three financial institutions. As of September 30, 2018, there remains $43.5 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2019 to 2047. Over the next twelve months, approximately $7.3 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits
10.16	Operation, Maintenance and Management Services Agreement dated August 20, 2018 between Utility Service Affiliates (Perth Amboy), Inc. and the City of Perth Amboy.

10.33(b)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A.

10.48	Copy of Construction Loan Agreement (CFP-19-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

10.49	Copy of Construction Loan Agreement (CFP-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 2, 2018