Form 10-K
period 2018-12-31
MIDDLESEX WATER CO
filed 2019-03-08
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of Incorporation)	(IRS employer identification no.)

485C Route 1 South, Suite 400, Iselin New Jersey 08830

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).      Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2018 was $664,121,962 based on the closing market price of $42.17 per share.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 28, 2019:

Common Stock, No par Value 16,429,308 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2019, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2018 fiscal year, is incorporated by reference into Part III.

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

Overview

Middlesex Water Company (Middlesex) was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems in New Jersey, Delaware and Pennsylvania. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients in New Jersey, Delaware and Maryland.

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

The Company’s principal executive offices are located at 485C Route 1 South, Suite 400, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our website address is http://www.middlesexwater.com. We make available, free of charge through our website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC).

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 59% of our 2018 consolidated operating revenues.

The Middlesex System’s retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of the Township of Edison and the Borough of South Plainfield, all in Middlesex County and a portion of the Township of Clark in Union County. Retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These customers are located in generally well-developed areas of central New Jersey.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2018 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 47,000 retail customers for residential, commercial and fire protection purposes in approximately 415 separate communities in New Castle, Kent and Sussex Counties, Delaware. White Marsh is a wholly-owned subsidiary of Tidewater that is unregulated as to rates and operates or maintains more than 55 water and/or wastewater systems under contracts that serve approximately 4,000 residential customers. White Marsh owns two commercial properties that are leased to Tidewater as its administrative office campus and its field operations center. The Tidewater System produced approximately 28% of our 2018 consolidated operating revenues.

Utility Service Affiliates-Perth Amboy

USA-PA continues to operate the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. USA-PA previously operated Perth Amboy’s systems under a 20-year agreement which expired December 31, 2018. Under the new agreement, USA-PA no longer manages the billing, collections and customer service functions of Perth Amboy. There are approximately 12,000 customers comprised of residential, commercial and industrial connections, most of which are served by both the water and wastewater systems. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 8% of our 2018 consolidated operating revenues.

Pinelands System

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water produced less than 1% of our 2018 consolidated operating revenues. Pinelands Water is not physically interconnected with the Middlesex System.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2018 consolidated operating revenues.

Utility Service Affiliates, Inc.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,300 Avalon homes and businesses, most of which are served by both the water system and wastewater collection system. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

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

USA produced approximately 2% of our 2018 consolidated operating revenues.

TESI System

TESI provides wastewater collection and treatment services to approximately 3,600 residential customers in Sussex County, Delaware. TESI produced approximately 2% of our 2018 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes provides water services to approximately 120 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2018 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2018	2017	2016

Operating Revenues	$138,077	$130,775	$132,906

Operating Income	$37,142	$37,798	$40,302

Net Income	$32,452	$22,809	$22,742

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2018	2017	2016

Residential	50.5%	50.8%	50.3%
Commercial	10.7	10.7	10.7
Industrial	7.4	7.1	7.2
Fire Protection	8.8	9.0	8.8
Contract Sales	10.6	10.4	11.6
Contract Operations	11.9	11.9	11.3
Other	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 13.5 billion gallons in 2018, obtains water from surface sources and wells (groundwater sources). In 2018, surface sources of water provided approximately 69% of the Middlesex System’s water supply, groundwater sources provided approximately 22% from 31 wells and the balance was purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (the NJBPU) under an agreement which expires February 27, 2021. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases. The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated as a water resource by the New Jersey Water Supply Authority (NJWSA). Middlesex is under contract with the NJWSA, which expires November 30, 2023, and provides for average purchases of 27.0 mgd of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to, and treated at, the Middlesex Carl J. Olsen (CJO) Water Treatment Plant.

Index

Tidewater System

Our Tidewater System produced approximately 2.3 billion gallons in 2018, primarily from 159 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the nearly 415 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 133.1 million gallons in 2018. The aggregate pumping capacity of the four wells is 2.2 mgd.

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 101.9 million gallons in 2018.

Bayview System

Water supply to Bayview customers is derived from two wells, which produced approximately 6.9 million gallons in 2018.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Sussex County, Delaware, which are not interconnected. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 116.5 million gallons in 2018.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 15.8 million gallons in 2018.

Employees

As of December 31, 2018, we had a total of 330 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive. Wages and benefits are reviewed annually and are considered competitive within both the industry and the regions where we operate.

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

Index

Regulation

Our rates charged to customers for water and wastewater services, the quality of the services we provide and certain other matters are regulated by the following state utility commissions (collectively, the Utility Commissions):

•	NJBPU
•	Delaware-Delaware Public Service Commission (DEPSC)
•	Pennsylvania-Pennsylvania Public Utilities Commission (PAPUC)

Our USA, USA-PA and White Marsh subsidiaries are not regulated public utilities as related to rates and service quality. However, they are subject to federal and state environmental regulations with respect to water quality and wastewater effluent quality to the extent such services are provided.

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

Middlesex Rate Matters

In March 2018, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. In its initial October 2017 filing with the NJBPU, Middlesex had sought an increase of $15.3 million to recover costs for capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the prior filing in New Jersey in 2015 as well as increased operations and maintenance costs. During the pendency of this rate matter, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. Under the Tax Act the maximum corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Because income tax is one of the cost components used to determine a regulated utility’s revenue requirement, Middlesex was able to reduce its original rate increase request by $4.9 million to $10.4 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as immediate and prospective recognition of the tangible property regulations’ tax benefits in future years. The rate increase became effective April 1, 2018.

Index

In December 2018, the NJBPU approved Middlesex’s petition to establish its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The PWAC tariff rate became effective on January 1, 2019.

Tidewater Rate Matters

Effective January 1, 2019, Tidewater increased its DEPSC-approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.2 million annually.

In February 2019, Tidewater received approval from the DEPSC to reduce its rates, effective March 1, 2019, to reflect the lower corporate income tax rate enacted by the Tax Act, resulting in a 3.35% rate decrease for certain customer classes.

Pinelands Rate Matters

In 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores Rate Matters

Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes Rate Matters

In 2016, the PAPUC approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase is being phased in with the final phases implemented subsequent to completion of specific utility plant projects.

Future Rate Filings

Management monitors the need for rate relief for our regulated entities on an ongoing basis. When capital improvements and/or increases in operation and maintenance costs require rate relief, base rate increase requests are expeditiously filed with the respective Utility Commissions.

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

Index

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	60	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	60	Senior Vice President, Treasurer and Chief Financial Officer
Richard M. Risoldi	62	Senior Vice President-Operations and Chief Operating Officer
Jay L. Kooper	46	Vice President-General Counsel and Secretary
Bernadette M. Sohler	58	Vice President-Corporate Affairs
Lorrie B. Ginegaw	43	Vice President–Human Resources

Dennis W. Doll – Mr. Doll joined the Company in 2004 as Executive Vice President and was named President and Chief Executive Officer and a Director of Middlesex effective January 1, 2006. In May 2010, he was elected Chairman of the Board.  He is also Chairman for all subsidiaries of Middlesex.  Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit Boards including The Water Research Foundation (presently Chairman) and Court Appointed Special Advocates of Middlesex County, New Jersey, serving the needs of children living in foster care.

Index

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was named Vice President and Chief Financial Officer in 1996, Treasurer in 2014 and Senior Vice President in 2019. In 2019, he was named President of Tidewater, TESI and White Marsh. He is Treasurer and a Director of Tidewater, USA, White Marsh and TESI. He is Vice President, Treasurer and a Director of Pinelands Water, USA-PA, Pinelands Wastewater and Twin Lakes.

Richard M. Risoldi – Mr. Risoldi joined the Company in 1989 as Director of Production. He was appointed Assistant Vice President of Operations in 2003. He was named Vice President-Subsidiary Operations in May 2004. In January 2010, he was named Vice President – Operations and Chief Operating Officer and Senior Vice President – Operations in 2019. He is a Director of Tidewater, White Marsh and TESI. He also serves as a Director and President of Pinelands Water, USA, USA-PA, Pinelands Wastewater and Twin Lakes.

Jay L. Kooper – Mr. Kooper joined the Company in March 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  Mr. Kooper serves as a volunteer director on selected non-profit utility industry-related Boards including the National Association of Water Companies (current Director and Chairman of the New Jersey Chapter) and the New Jersey State Bar Association’s Public Utility Law Section (current Consultor and Past Chairman) and on other non-profit boards based in New Jersey.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994, was named Director of Communications in 2003 and promoted to Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several other non-profit Boards and is the Chair of the New Jersey Utilities Association’s Communications Committee.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004. In September 2005, Ms. Ginegaw was promoted to Human Resources Manager. In May 2007, Ms. Ginegaw was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. Ms. Ginegaw serves as a volunteer director on the Board of the New Jersey Utilities Association.

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

Index

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

We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations or to pay for some of the costs of improvements to or the expansion of our utility system assets. Our regulated utility companies cannot issue debt or equity securities without prior regulatory approval.

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $295 million for capital projects through 2021. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

Index

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

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our operating facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, cyber-attacks, power loss and internet, telecommunications or data network failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause service interruption, delays and loss of critical data or, impede aspects of operations and therefore, adversely affect our financial results.

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

Contamination of the water supply or the water service provided to our customers could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation, which are inherently subject to uncertainties and are potentially subject to unfavorable rulings. Negative impacts to our profitability and our reputation may occur even if we are not responsible for the contamination or the consequences arising out of human exposure to contamination or hazardous substances in the water or water supplies. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

USA-PA operates and maintains the water and wastewater systems of Perth Amboy under a 10-year contract expiring in 2028. USA operates and maintains the water, wastewater and storm water systems of Avalon under a 10-year contract expiring in 2022. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance that we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

Index

We serve as guarantor of performance of an unaffiliated company under a contract to operate a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey.

Middlesex entered into agreements, expiring in 2029, with Applied Water Management, Inc. (AWM), Natural Systems Utilities, LLC, (NSU) the parent company of AWM, and the County of Monmouth, New Jersey (County) for the operation of a leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. Under the terms of the agreement, AWM operates the County-owned landfill leachate pretreatment facility. Middlesex is the guarantor of AWM's performance under the agreement (the Guaranty), for which Middlesex earns a fee, in addition to providing operational support if necessary. If asked to perform under the Guaranty, Middlesex could be required to fulfill the remaining operational commitments of AWM. There can be no absolute assurance that we will not experience losses if asked to perform under the Guaranty. Losses from performance under this Guaranty, or our failure or inability to perform, may have a material adverse effect on our financial condition and results of operations. NSU and AWM have indemnified Middlesex for any costs Middlesex may incur in connection with its Guaranty to the County.

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

The acquisition and/or operation of water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities and reaching mutually agreeable terms with acquisition candidates or contract parties. Further, acquisitions may result in dilution of our equity securities, incurrence of debt and contingent liabilities, fluctuations in quarterly results and other related expenses. In addition, the assets, operations, contracts or companies we acquire may not achieve the revenues and profitability expected.

The current concentration of our business in central New Jersey and Delaware makes us susceptible to adverse development in local regulatory, economic, demographic, competitive and weather conditions.

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison, East Brunswick and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority, and the City of Rahway. We also provide water and wastewater services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly for us to conduct our business.

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

Index

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

The CJO Water Treatment Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, four underground reinforced chlorine contact tanks, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Water Treatment Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Water Treatment Plant and the water supply and distribution system in the Middlesex System. There is an on-site State of New Jersey certified laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Water Treatment Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

In addition, there is a 15 mgd auxiliary pumping station located at the CJO Water Treatment Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 741 miles of mains and includes 24,300 feet of 48-inch concrete transmission main connecting the CJO Water Treatment Plant to our distribution pipe network and related storage facilities. Also included are a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with East Brunswick to transport water through the East Brunswick system to several of our other contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Water Treatment Plant, 5 million gallon and 2 million gallon reservoirs in Edison and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which the Middlesex System’s 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Water Treatment Plant is located. We own our operations center located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building, 16,500 square foot maintenance facility and a 1.96 acre equipment and materials storage and staging yard. We lease 29,036 square feet of commercial office space across the street from the Ronson Road complex. The leased space, which is under contract through 2028, is home to our corporate administrative departments including executive, accounting, customer service and billing, engineering, human resources, information technology and legal.

Index

Tidewater System

The Tidewater System is comprised of 84 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 765 miles of transmission and distribution mains. Storage facilities include 47 tanks, with an aggregate capacity of 7.9 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of two buildings totaling approximately 8,400 square feet.

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

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 47.1 miles of sewer lines.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2018, there were 1,604 holders of record.

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

The Company issues shares of common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there are three million shares registered with the SEC under the Investment Plan, of which there remains 0.6 million shares available for potential issuance to participants. The Company raised approximately $1.2 million through the issuance of 26,685 shares under the Investment Plan during 2018. The Company is offering shares of its common stock at a 5% discount to participants in the Investment Plan for purchases made by participants commencing January 2, 2019 which will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  This offer applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

The Company maintains a stock incentive compensation plan for certain management employees (the 2018 Restricted Stock Plan). Shares issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 0.3 million shares, all of which remain available for award under the 2018 Restricted Stock Plan.

The Company maintains a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2018, 4,004 shares of the Company’s common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000. Of this total, 60,164 shares remain available for future grants under the Outside Director Stock Compensation Plan.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2013. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

Middlesex Water Company
Wilshire 5000 Index
Peer Group *
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., SJW Corp., York Water Company and Middlesex.

	December 31,
	2013	2014	2015	2016	2017	2018
Middlesex Water Company	100.00	114.23	135.97	225.22	214.14	292.38
Dow Jones Wilshire 5000 Stock Index	100.00	110.57	108.96	120.78	143.69	133.36
Peer Group	100.00	116.92	123.62	176.61	213.69	246.31

Index

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA
(Thousands Except per Share Data)

	2018	2017	2016		2015	2014
Operating Revenues	$138,077	$130,775	$132,906		$126,025	$117,139
Operating Expenses:
Operations and Maintenance	71,570	65,490	65,864		64,759	60,572
Depreciation	15,037	13,922	12,796		12,051	11,444
Other Taxes	14,328	13,565	13,944		12,967	12,174
Total Operating Expenses	100,935	92,977	92,604		89,777	84,190
Operating Income	37,142	37,798	40,302		36,248	32,949
Other Income (Expense), Net	2,992	1,617	(532)		(115)	1,040
Interest Charges	6,758	5,506	5,293		5,554	5,607
Income Taxes	924	11,100	11,735		10,551	9,937
Net Income	32,452	22,809	22,742		20,028	18,445
Preferred Stock Dividend	144	144	144		144	151
Earnings Applicable to Common Stock	$32,308	$22,665	$22,598		$19,884	$18,294
Earnings per Share:
Basic	$1.97	$1.39	$1.39		$1.23	$1.14
Diluted	$1.96	$1.38	$1.38		$1.22	$1.13
Average Shares Outstanding:
Basic	16,384	16,330	16,270		16,175	16,052
Diluted	16,540	16,486	16,426		16,331	16,226
Dividends Declared and Paid	$0.911	$0.858	$0.808		$0.776	$0.763
Total Assets	$767,830	$661,140	$620,161		$581,383	$572,298
Convertible Preferred Stock	$1,354	$1,354	$1,356		$1,356	$1,356
Long-term Debt	$152,851	$139,045	$134,538	#	$132,908	$132,565

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management’s Overview

Operations

Middlesex Water Company (Middlesex) has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate two New Jersey municipal water and wastewater systems under contract and provide regulated wastewater services in New Jersey and Delaware through four of our other subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated utilities.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 47,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,000 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,600 residential retail customers in Sussex Counties, Delaware.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA does not manage the billing, collections and customer service functions of Perth Amboy.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $118 million in 2019 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of four miles of water mains including service lines, valves, fire hydrants and meters in Carteret, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Construction of a new wastewater treatment plant to serve our customers in the Town of Milton, Delaware;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Index

Contract Operations - USA-PA successfully renewed an expiring contract to operate Perth Amboy’s water and wastewater collection systems. In July 2018, through a competitive proposal process, Perth Amboy awarded a $67 million base professional services contract to USA-PA through 2028.

Discount on Middlesex Common Stock - The Company is offering shares of its common stock at a 5% discount to participants in the Middlesex Water Company Investment Plan for purchases made by participants commencing January 2, 2019 which will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  This offer applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Strategy for Growth

Our strategy for profitable growth is focused on the following key areas:

•	Prudent acquisitions of investor and municipally-owned water and wastewater utilities;
•	Timely and adequate recovery of infrastructure investments and other costs to maintain service quality;
•	Operation of municipal and industrial water and wastewater systems on a contract basis; and
•	Invest in projects, products and services that complement our core water and wastewater competencies.

Rates

Middlesex - In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. In its initial October 2017 filing with the NJBPU, Middlesex had sought an increase of $15.3 million to recover costs for capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the prior filing in New Jersey in 2015 as well as increased operations and maintenance costs. During the pendency of this rate matter, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. Under the Tax Act the maximum corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Because income tax is one of the cost components used to determine a regulated utility’s revenue requirement, Middlesex was able to reduce its original rate increase request by $4.9 million to $10.4 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service (IRS). The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as immediate and prospective recognition of the tangible property regulations’ tax benefits in future years. The rate increase became effective April 1, 2018.

In December 2018, the NJBPU approved Middlesex’s petition to establish its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The PWAC tariff rate became effective on January 1, 2019.

Tidewater - Effective January 1, 2019, Tidewater increased its Delaware Public Service Commission (the DEPSC) approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.2 million annually.

In February 2019, Tidewater received approval from the DEPSC to reduce its rates, effective March 1, 2019, to reflect the lower corporate income tax rate enacted by the Tax Act, resulting in a 3.35% rate decrease for certain customer classes.

Index

Pinelands - In 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase is being phased in with the final phases implemented subsequent to completion of specific utility plant projects.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management, and customer growth (which are evident in comparison discussions in the Results of Operations section below). Revenues in 2019 are expected to be favorably impacted by the full year effect of Middlesex’s April 2018 base water rate increase. Weather patterns experienced in 2017 and 2018, which resulted in lower customer demand, may reoccur in 2019. Actuarially-determined non-service retirement benefit plan costs are expected to increase significantly in 2019. As operating costs are anticipated to increase in 2019 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Organic residential customer growth for 2019 is expected to be consistent with that experienced in recent years.

The Company has projected to spend approximately $295 million on its 2019-2021 capital investment program, including approximately $42 million for the upgrade of Middlesex’s main water treatment plant in New Jersey, $29 million to construct a large-diameter transmission pipeline that will provide a second connection between Middlesex’s main water treatment plant and distribution system in New Jersey, $34 million on our RENEW Program, our ongoing initiative to eliminate unlined mains in the Middlesex System and $25 million to relocate water meters from inside customers’ premises to exterior meter pits.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 88%, 88% and 89% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively and approximately 94%, 94% and 98% of net income for the years ended December 31, 2018, 2017 and 2016, respectively. The discussion of the Company’s results of operations is on a consolidated basis, and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations for 2018 as Compared to 2017

	(In Millions)
	Years Ended December 31,
	2018			2017
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$121.7	$16.4	$138.1	$115.3	$15.5	$130.8
Operations and maintenance expenses	58.8	12.8	71.6	53.2	12.3	65.5
Depreciation expense	14.8	0.2	15.0	13.7	0.2	13.9
Other taxes	13.9	0.4	14.3	13.2	0.4	13.6
Operating income	34.2	3.0	37.2	35.2	2.6	37.8

Other income (expense), net	2.9	0.1	3.0	1.5	0.1	1.6
Interest expense	6.7	0.1	6.8	5.4	0.1	5.5
Income taxes	(0.1)	1.0	0.9	9.8	1.3	11.1
Net income	$30.5	$2.0	$32.5	$21.5	$1.3	$22.8

Operating Revenues

Operating revenues for the year ended December 31, 2018 increased $7.3 million from the same period in 2017. This increase was related to the following factors:

•	Middlesex System revenues increased $4.9 million due to the following:
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $4.3 million;
o	Higher water demand from Contract customers of $0.6 million;
•	Tidewater System revenues increased $1.4 million due to additional customers;
•	Non-Regulated revenues rose by $0.9 million as White Marsh increased the number of contracts to operate water and wastewater systems and increased the level of supplemental services to existing customers under contract.; and
•	All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2018 increased $6.1 million from the same period in 2017, primarily related to the following factors:

•	Variable production costs increased $1.2 million due to increased volumes and higher rates paid for purchased water and higher treatment costs due to weather-impacted changes in raw water quality;
•	Labor costs rose $1.5 million due to increases in headcount for regulatory and other operational needs, wage increases overall averaging approximately 3% and overtime costs for weather related water main break activity;
•	Employee healthcare and business liability insurance costs increased $0.9 million due to higher net policy premiums;
•	Higher employee retirement related incentive compensation costs of $0.4 million;
•	Higher rent expense of $0.4 million due to an increase in the square footage of commercial office space under lease to accommodate various operational and administrative needs;
•	Compliance with the recently enacted State of New Jersey Water Quality Accountability Act increased regulatory related costs by $0.3 million;
•	Transportation expenses increased $0.3 million due to higher fuel prices;

Index
•	Higher weather-related water main break repair activity in our Middlesex system resulted in additional $0.3 million of non-labor costs;
•	Higher information technology costs of $0.2 million due to increased licensing fees; and
•	All other operation and maintenance expense categories increased $0.6 million.

Depreciation

Depreciation expense for the year ended December 31, 2018 increased $1.1 million from the same period in 2017 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2018 increased $0.8 million from the same period in 2017 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2018 increased $1.4 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress, higher actuarially-determined postretirement benefit plan non-service credits and the sale of wastewater franchise rights by our TESI subsidiary.

Interest Charges

Interest charges for the year ended December 31, 2018 increased $1.3 million from the same period in 2017 due to higher average amounts of total debt outstanding, increased short-term debt interest rates and accrued interest associated with the IRS examination of the Company’s 2014 federal income tax return (see Note 3 – Income Taxes for further discussion of this matter).

Income Taxes

Income taxes for the year ended December 31, 2018 decreased $10.2 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which were approved in Middlesex’s most recent base rate case (see “Middlesex” in Rates above and Note 3 – Income Taxes for further discussion of this matter) and a lower effective tax rate resulting from the Tax Act.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2018 increased $9.6 million as compared with the same period in 2017. Basic earnings per share were $1.97 and $1.39 for the years ended December 31, 2018 and 2017, respectively. Diluted earnings per share were $1.96 and $1.38 for the years ended December 31, 2018 and 2017, respectively.

Index

Results of Operations for 2017 as Compared to 2016

	(In Millions)
	Years Ended December 31,
	2017			2016
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$115.3	$15.5	$130.8	$117.9	$15.0	$132.9
Operations and maintenance expenses	53.2	12.3	65.5	53.9	12.0	65.9
Depreciation expense	13.7	0.2	13.9	12.6	0.2	12.8
Other taxes	13.2	0.4	13.6	13.6	0.4	14.0
Operating income	35.2	2.6	37.8	37.8	2.4	40.2

Other income (expense), net	1.5	0.1	1.6	0.7	(1.2)	(0.5)
Interest expense	5.4	0.1	5.5	5.2	0.1	5.3
Income taxes	9.8	1.3	11.1	11.1	0.6	11.7
Net income	$21.5	$1.3	$22.8	$22.2	$0.5	$22.7

Operating Revenues

Operating revenues for the year ended December 31, 2017 decreased $2.1 million from the same period in 2016.

•	Middlesex System revenues decreased $4.0 million due to lower water consumption across all classes of customers largely as a result of weather patterns in the spring and summer months in 2017 in addition to lower bulk water sales to neighboring municipal systems who experienced emergency conditions in 2016;
•	Tidewater System revenues increased $1.3 million due to additional residential customers offset by lower water consumption, also largely a result of weather patterns in the spring and summer months in 2017;
•	Revenues in our unregulated companies increased $0.5 million due to new White Marsh contracts to operate water and wastewater systems and a higher amount of billable supplemental services under USA’s contract to operate Avalon’s water utility, sewer utility and storm water system, partially offset by lower billable supplemental services under USA-PA’s contract to operate Perth Amboy’s water supply system and wastewater system; and
•	All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2017 decreased $0.4 million from the same period in 2016, primarily related to the following factors:

•	Lower retirement benefit plan expenses of $0.8 million due to reimbursement of retiree healthcare insurance premiums;
•	Decreased liability insurance costs of $0.7 million, primarily due to prior policy year refunds;
•	Higher water production costs of $0.6 million in our Middlesex System, primarily due to a rate increase by the municipal wastewater utility that receives the water treatment residuals in the Middlesex System and increased chemical costs as a result of intermittent changes in raw water quality; and
•	Higher water main break repair activity in our Middlesex System in 2017 as compared to 2016 resulted in higher costs of $0.5 million.

Depreciation

Depreciation expense for the year ended December 31, 2017 increased $1.1 million from the same period in 2016 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the year ended December 31, 2017 decreased $0.4 million from the same period in 2016 due to lower revenue related taxes on decreased revenues in our Middlesex System offset by higher payroll taxes.

Other Income (Expense), net

Other Income (Expense), net for year ended December 31, 2017 increased $2.1 million from the same period in 2016 due to a $1.9 million charge in 2016 in connection with Middlesex’s joint venture equity investment in, and loan to, Ridgewood Green RME, LLC, higher retirement benefit plan non-service credits and higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress partially offset by the 2016 recognition by USA of previously deferred income associated with the 10-year marketing agreement with HomeServe.

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

For the year ended December 31, 2018 cash flows from operating activities were $45.9 million, which enabled us to internally fund approximately 35% of utility plant expenditures in 2018. This was an increase in cash flows of $3.0 million from 2017 and resulted primarily from higher revenues and timing of payments to vendors.

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

Index

Cash Flows from Investing Activities

For the year ended December 31, 2018, cash flows used in investing activities increased $21.8 million to $72.1 million, which was attributable to higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2018, cash flows provided by financing activities increased $16.0 million to $25.5 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in short-term and long-term debt funding, which was partially offset by increased common stock dividend payments.

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

The table below summarizes our estimated capital expenditures for the years 2019-2021.

	(Millions)
	2019	2020	2021	2019-2021
Distribution/Network System	74	48	53	$175
Production System	36	41	16	93
Information Technolgy (IT) Systems	1	3	2	6
Other	7	9	5	21
Total Estimated Capital Expenditures	$118	$101	$76	$295

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•	Distribution/Network System-Projects associated with installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program. RENEW is our ongoing initiative to eliminate unlined water mains in the Middlesex System. In connection with our RENEW Program, we expect to spend approximately $11 million in 2019, $12 million in 2020 and $11 million in 2021. Construction of a large-diameter transmission pipeline that will provide a second connection between Middlesex’s Carl J. Olsen (CJO) water treatment plant and our distribution system is expected to result in approximately $29 million of expenditures between 2019 and 2020.
•	Production System-Projects associated with our water production and water/wastewater treatment plants, including $42 million of expenditures between 2019 and 2020 for the upgrade of the CJO water treatment plant and $9 million of expenditures between 2019 and 2020 for construction of a new wastewater treatment plant to serve the town of Milton, Delaware.
•	IT Systems-Further upgrade of our enterprise resource planning system and hardware and software purchases for our other IT systems.
•	Other-Purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to our operations center in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

Index

To pay for our capital program in 2019, we plan on utilizing some or all of the following:

•	Internally generated funds;
•	Short-term borrowings, as needed, through $100 million of available lines of credit with several financial institutions. As of December 31, 2018, there was $43.5 million of available credit under these lines (see discussion under “Sources of Liquidity-Short-term Debt” below);
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);
•	Proceeds from the issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority (NJEDA) (see discussion under “Sources of Liquidity-Long-term Debt” below);
•	Proceeds from the Investment Plan, which includes a 5% discount purchase program for 2019 (see discussion under “Sources of Liquidity-Common Stock” below); and
•	Proceeds from a common stock sale (see discussion under “Sources of Liquidity-Common Stock” below).

Sources of Liquidity

Short-term Debt. The Company had available lines of credit of $92.0 million at December 31, 2018, and the outstanding borrowings under the credit lines were $48.5 million, at a weighted average interest rate of 3.57%. The Company increased its available lines of credit to $100.0 million in February 2019.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $37.3 million and $18.6 million at 3.17% and 2.15% for the years ended December 31, 2018 and 2017, respectively.

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

Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The NJIB was formerly known as the New Jersey Environmental Infrastructure Trust. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, the NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years. The NJIB generally schedules its long-term debt financings in May and November.

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. The only project financing currently affected by these changes is the upgrade to the Company’s CJO water treatment plant. In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program and borrow up to $55.0 million for this upgrade project. It is uncertain at this time if the CJO water treatment plant upgrade project will continue to qualify for the funding under the new SRF program ranking system. The Company is awaiting further guidance from the NJIB. These changes in the SRF program are presently anticipated to result in an overall increase in the Company’s long-term borrowing costs for which the Company would expect to seek rate relief at the appropriate time.

Index

In order to maintain the estimated financing time schedule for the CJO water treatment plant upgrade project and other projects that were expected to qualify under the prior SRF program ranking system, Middlesex requested approval from the NJBPU to issue and sell up to $140 million of First Mortgage Bonds through the NJEDA in whole or in phases periodically through December 31, 2022. The request was filed with the NJBPU in December 2018 and approved in February 2019. The Company expects to issue and sell the first phase of First Mortgage Bonds by the third quarter of 2019. The amount of the offering could be between $25 million and $75 million depending on the guidance received from the NJIB.

In May 2018, Middlesex closed out its $9.5 million RENEW 2017 construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through December 31, 2018, Middlesex has drawn down a total of $9.3 million and expects to draw down the remaining proceeds during the first quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB construction loan in August 2018. Through December 31, 2018, Middlesex has drawn down a total of $10.5 million and expects to draw down the remaining proceeds through the end of 2019.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018. Through December 31, 2018, Middlesex has drawn down a total of $6.1 million and expects to draw down the remaining proceeds during the remainder of 2019. The NJIB has informed the Company that the RENEW 2018 construction loan is scheduled for the May 2019 long-term debt financing program.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on the SRF loan in May 2018. Management is currently evaluating revised project cost estimates and the potential need for additional Delaware SRF program funding.

In November 2017, Middlesex closed out three of its NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond is zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through December 31, 2018, Middlesex has drawn down $15.1 million and expects to draw down the remaining proceeds during the first quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loan.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. The Company raised $1.2 million through the issuance of 26,685 shares under the Investment Plan during 2018. The Company is offering shares of its common stock at a 5% discount to participants in the Investment Plan for purchases made by participants commencing January 2, 2019 which will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  This offer applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Index

In order to fully fund the ongoing large investment program in our utility plant infrastructure and maintain a balanced capital structure for a regulated water utility, Middlesex expects to offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2018.

	Payment Due by Period (Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$162.9	$7.3	$14.4	$12.9	$128.3
Notes Payable	48.5	48.5	—	—	—
Interest on Long-term Debt	70.0	5.3	9.7	8.7	46.3
Purchased Water Contracts	23.4	6.6	10.5	6.3	—
Commercial Office Leases	9.2	0.7	1.6	1.6	5.3
Total	$314.0	$68.4	$36.2	$29.5	$179.9

The table above does not reflect any anticipated cash payments for postretirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2018, the Company contributed $5.1 million to its postretirement benefit plans and expects to contribute approximately $5.0 million in 2019.

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

Almost all of the amounts included in operating revenues are from contracts with customers.

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

Index

The allocation by asset category of retirement benefit plan assets at December 31, 2018 and 2017 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2018	2017	Target	2018	2017	Target
Equity Securities	59.5%	62.8%	55%	54.7%	57.7%	43%
Debt Securities	36.5%	33.6%	38%	37.3%	32.9%	50%
Cash	1.6%	1.0%	2%	8.0%	9.4%	2%
Real Estate/Commodities	2.4%	2.6%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

The primary assumptions used for determining future postretirement benefit plans’ obligations and costs are as follows:

•	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
•	Compensation Increase - based on management projected future employee compensation increases;
•	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
•	Mortality –The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2018 for the 2018 valuation); and
•	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our postretirement benefit plans as of December 31, 2018 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.15%	4.15%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2018 valuation, costs and obligations for our Other Benefits Plan assumed a 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2019 with the annual rate of increase declining 1.0% per year for 2020-2021 and 0.5% per year for 2022-2023, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2023.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(10,937)	$(1,271)
Discount Rate 1% Decrease	13,721	1,537

Index

Other Benefits Plan

	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(6,942)	$(974)
Discount Rate 1% Decrease	8,916	1,231
Healthcare Cost Trend Rate 1% Increase	7,593	1,633
Healthcare Cost Trend Rate 1% Decrease	(6,054)	(1,270)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Wyomissing, Pennsylvania

March 8, 2019

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2018	2017	2016

Operating Revenues	$138,077	$130,775	$132,906

Operating Expenses:
Operations and Maintenance	71,570	65,490	65,864
Depreciation	15,037	13,922	12,796
Other Taxes	14,328	13,565	13,944

Total Operating Expenses	100,935	92,977	92,604

Operating Income	37,142	37,798	40,302

Other Income (Expense):
Allowance for Funds Used During Construction	1,362	702	619
Other Income (Expense), net	1,630	915	(1,151)

Total Other Income (Expense), net	2,992	1,617	(532)

Interest Charges	6,758	5,506	5,293

Income before Income Taxes	33,376	33,909	34,477

Income Taxes	924	11,100	11,735

Net Income	32,452	22,809	22,742

Preferred Stock Dividend Requirements	144	144	144

Earnings Applicable to Common Stock	$32,308	$22,665	$22,598

Earnings per share of Common Stock:
Basic	$1.97	$1.39	$1.39
Diluted	$1.96	$1.38	$1.38

Average Number of
Common Shares Outstanding :
Basic	16,384	16,330	16,270
Diluted	16,540	16,486	16,426

Cash Dividends Paid per Common Share	$0.911	$0.858	$0.808

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2018	2017
UTILITY PLANT:	Water Production	$156,423	$153,844
	Transmission and Distribution	512,202	468,649
	General	74,371	69,457
	Construction Work in Progress	32,878	11,562
	TOTAL	775,874	703,512
	Less Accumulated Depreciation	157,387	146,272
	UTILITY PLANT - NET	618,487	557,240

CURRENT ASSETS:	Cash and Cash Equivalents	3,705	4,937
	Accounts Receivable, net	11,762	10,785
	Unbilled Revenues	7,293	6,999
	Materials and Supplies (at average cost)	5,411	4,118
	Prepayments	2,644	2,408
	TOTAL CURRENT ASSETS	30,815	29,247

DEFERRED CHARGES	Preliminary Survey and Investigation Charges	5,254	4,676
AND OTHER ASSETS:	Regulatory Assets	99,236	58,423
	Restricted Cash	1,956	1,460
	Non-utility Assets - Net	9,989	9,478
	Other	2,093	616
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	118,528	74,653
	TOTAL ASSETS	$767,830	$661,140

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$157,354	155,120
	Retained Earnings	91,433	74,055
	TOTAL COMMON EQUITY	248,787	229,175
	Preferred Stock	2,433	2,433
	Long-term Debt	152,851	139,045
	TOTAL CAPITALIZATION	404,071	370,653

CURRENT	Current Portion of Long-term Debt	7,343	6,865
LIABILITIES:	Notes Payable	48,500	28,000
	Accounts Payable	19,325	13,929
	Accrued Taxes	14,230	11,418
	Accrued Interest	1,289	1,093
	Unearned Revenues and Advanced Service Fees	1,036	951
	Other	2,640	2,281
	TOTAL CURRENT LIABILITIES	94,363	64,537

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	22,572	21,423
AND OTHER LIABILITIES:	Accumulated Deferred Income Taxes	47,270	43,160
	Employee Benefit Plans	30,661	36,686
	Regulatory Liabilities	79,112	43,745
	Other	2,730	1,315
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	182,345	146,329

CONTRIBUTIONS IN AID OF CONSTRUCTION		87,051	79,621
	TOTAL CAPITALIZATION AND LIABILITIES	$767,830	$661,140

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,452	$22,809	$22,742
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,780	14,846	13,532
Provision for Deferred Income Taxes and ITC	(8,724)	7,944	3,553
Equity Portion of AFUDC	(919)	(481)	(423)
Cash Surrender Value of Life Insurance	27	(209)	(101)
Stock Compensation Expense	1,084	840	829
Changes in Assets and Liabilities:
Accounts Receivable	(977)	(656)	(69)
Unbilled Revenues	(294)	(409)	(344)
Materials & Supplies	(1,293)	(24)	(1,494)
Prepayments	(236)	(384)	11
Accounts Payable	5,396	1,586	5,818
Accrued Taxes	2,812	(967)	3,259
Accrued Interest	196	9	(20)
Employee Benefit Plans	(2,114)	(1,920)	(1,601)
Unearned Revenue & Advanced Service Fees	85	28	43
Other Assets and Liabilities	2,589	(169)	1,336

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,864	42,843	47,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $443 in 2018, $221 in 2017 and $196 in 2016	(72,094)	(50,301)	(47,375)

NET CASH USED IN INVESTING ACTIVITIES	(72,094)	(50,301)	(47,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,024)	(6,159)	(5,898)
Proceeds from Issuance of Long-term Debt	22,076	11,523	8,585
Net Short-term Bank Borrowings	20,500	16,000	9,000
Deferred Debt Issuance Expense	(880)	(230)	(152)
Proceeds from Issuance of Common Stock	1,150	1,234	1,453
Payment of Common Dividends	(14,930)	(14,002)	(13,137)
Payment of Preferred Dividends	(144)	(144)	(144)
Construction Advances and Contributions-Net	4,746	1,315	1,007

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,494	9,537	714
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(736)	2,079	410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,397	4,318	3,908
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,661	$6,397	$4,318

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,835	$3,778	$1,439
Long-term Debt Deobligation	$—	$—	$476
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,113	$5,616	$5,430
Interest Capitalized	$443	$221	$196
Income Taxes	$4,689	$2,754	$5,729

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2018	2017
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2018 - 16,403; 2017 - 16,352	$157,354	$155,120

Retained Earnings	91,433	74,055
TOTAL COMMON EQUITY	$248,787	$229,175

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$924	$1,180
6.25%, Amortizing Secured Note, due May 19, 2028	3,955	4,375
6.44%, Amortizing Secured Note, due August 25, 2030	3,267	3,547
6.46%, Amortizing Secured Note, due September 19, 2031	3,547	3,827
4.22%, State Revolving Trust Note, due December 31, 2022	228	279
3.60%, State Revolving Trust Note, due May 1, 2025	1,632	1,851
3.30% State Revolving Trust Note, due March 1, 2026	351	392
3.49%, State Revolving Trust Note, due January 25, 2027	389	427
4.03%, State Revolving Trust Note, due December 1, 2026	501	553
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	111	162
0.00%, State Revolving Fund Bond, due August 1, 2021	88	128
3.64%, State Revolving Trust Note, due July 1, 2028	235	256
3.64%, State Revolving Trust Note, due January 1, 2028	77	84
3.45%, State Revolving Trust Note, due August 1, 2031	907	962
6.59%, Amortizing Secured Note, due April 20, 2029	3,604	3,953
7.05%, Amortizing Secured Note, due January 20, 2030	2,771	3,021
5.69%, Amortizing Secured Note, due January 20, 2030	5,684	6,197
4.45%, Amortizing Secured Note, due April 20, 2040	9,387	9,827
4.47%, Amortizing Secured Note, due April 20, 2040	3,483	3,646
3.75%, State Revolving Trust Note, due July 1, 2031	1,954	2,075
2.00%, State Revolving Trust Note, due February 1, 2036	1,064	1,115
3.75%, State Revolving Trust Note, due November 30, 2030	1,024	1,090
0.00% Construction Loans	16,509	3,874
First Mortgage Bonds:
0.00%, Series X, due August 1, 2018	—	55
4.25% to 4.63%, Series Y, due August 1, 2018	—	61
0.00%, Series Z, due August 1, 2019	113	224
5.25% to 5.75%, Series AA, due August 1, 2019	155	300
0.00%, Series BB, due August 1, 2021	362	482
4.00% to 5.00%, Series CC, due August 1, 2021	489	636
0.00%, Series EE, due August 1, 2023	1,876	2,296
3.00% to 5.50%, Series FF, due August 1, 2024	2,980	3,495
0.00%, Series GG, due August 1, 2026	723	813
4.00% to 5.00%, Series HH, due August 1, 2026	795	880
0.00%, Series II, due August 1, 2024	520	610
3.40% to 5.00%, Series JJ, due August 1, 2027	671	750
0.00%, Series KK, due August 1, 2028	898	988
5.00% to 5.50%, Series LL, due August 1, 2028	1,010	1,095
0.00%, Series MM, due August 1, 2030	1,137	1,237
3.00% to 4.375%, Series NN, due August 1, 2030	1,415	1,505
0.00%, Series OO, due August 1, 2031	1,956	2,107
2.00% to 5.00%, Series PP, due August 1, 2031	700	740
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,107	2,258
3.00% to 3.25%, Series UU, due August 1, 2032	800	845
0.00%, Series VV, due August 1, 2033	2,147	2,290
3.00% to 5.00%, Series WW, due August 1, 2033	795	830
0.00%, Series XX, due August 1, 2047	11,006	11,259
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
0.00%, Series 2018A, due August 1, 2047	6,917	—
3.00%-5.00%, Series 2018B, due August 1, 2047	2,365	—
SUBTOTAL LONG-TERM DEBT	162,904	147,852
Add: Premium on Issuance of Long-term Debt	1,259	1,367
Less: Unamortized Debt Expense	(3,969)	(3,309)
Less: Current Portion of Long-term Debt	(7,343)	(6,865)
TOTAL LONG-TERM DEBT	$152,851	$139,045

See Notes to Consolidated Financial Statements.

Index

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2016	16,225	$150,763	$55,931	206,694

Net Income			22,742	22,742
Dividend Reinvestment & Common Stock Purchase Plan	43	1,453		1,453
Restricted Stock Award, Net - Employees	24	682		682
Stock Award - Board Of Directors	4	147		147
Cash Dividends on Common Stock			(13,137)	(13,137)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2016	16,296	$153,045	$65,392	$218,437

Net Income			22,809	22,809
Dividend Reinvestment & Common Stock Purchase Plan	32	1,234		1,234
Restricted Stock Award, Net - Employees	22	724		724
Stock Award - Board Of Directors	4	147		147
Shares Forfeited	(2)	(30)		(30)
Cash Dividends on Common Stock			(14,002)	(14,002)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2017	16,352	$155,120	$74,055	$229,175

Net Income			32,452	32,452
Dividend Reinvestment & Common Stock Purchase Plan	27	1,150		1,150
Restricted Stock Award, Net - Employees	22	975		975
Stock Award - Board Of Directors	4	147		147
Shares Forfeited	(2)	(38)		(38)
Cash Dividends on Common Stock			(14,930)	(14,930)
Cash Dividends on Preferred Stock			(144)	(144)
Balance at December 31, 2018	16,403	$157,354	$91,433	$248,787

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2018, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2018, 2017 and 2016. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2018, 2017 and 2016 for Middlesex and Tidewater are as follows:

	2018	2017	2016
Middlesex	6.50%	6.73%	6.73%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $1.0 million and $0.9 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, bad debt expense was $0.8 million, $0.5 million and $0.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, write-offs were $0.7 million, $0.5 million and $0.6 million, respectively.

In 2011, Middlesex entered into a joint venture agreement that established the legal entity RGRME for the purpose of owning and operating a renewable energy facility at a municipal wastewater treatment plant in New Jersey. Construction was completed and the facility began operating in 2013. This public-private partnership includes the production of electricity from solar panels and biogas to meet the electric power needs of the municipal wastewater treatment plant. A major element of the project’s profitability is the ability to procure, and process, an adequate supply of high quality feedstock material from outside sources to supplement the production of biogas. Such feedstock is in the form of fats, oils, grease and other materials from various commercial operations. During the fourth quarter of 2016, RGRME determined that significant additional investment would need to be made to optimize the liquid waste disposal and biogas electricity generation process. As of December 31, 2018, Middlesex had an investment of $0.2 million of equity capital and a $1.7 million loan to RGRME. The Company has determined that it is more likely than not that RGRME will be unable to satisfy its remaining debt service obligation to Middlesex and therefore, an allowance for uncollectible notes receivable of $1.7 million has been recorded. Furthermore, Middlesex has recognized a noncash impairment charge of $0.2 million, representing the Middlesex’s equity investment in RGRME. These charges are included in “Other Expense” for the year ended December 31, 2016 on the consolidated statement of income.

(l) Revenues - The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2018	2017	2016
Regulated Tariff Sales
Residential	$69,785	$66,483	$66,849
Commercial	14,844	13,956	14,189
Industrial	10,183	9,321	9,558
Fire Protection	12,099	11,812	11,732
Wholesale	14,655	13,553	15,428
Non-Regulated Contract Operations	16,374	15,508	14,988
Total Revenue from Contracts with Customers	$137,940	$130,633	$132,744
Other Regulated Revenues	335	329	261
Other Non-Regulated Revenues	404	404	400
Inter-segment Elimination	(602)	(591)	(499)
Total Revenue	$138,077	$130,775	$132,906

(m) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt issues.

(n) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. In the event that there are interest and penalties associated with income tax adjustments from income tax authority examinations, these amounts will be reported under interest and other expense, respectively. For more information on income taxes, see Note 3 – Income Taxes.

(o) Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

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

Index

(r) Recent Accounting Pronouncements

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

Revenue Recognition - The FASB issued guidance, which replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. Disclosures related to Revenue Recognition are included above in Revenues.

Recognition and Measurement of Financial Assets and Financial Liabilities - The FASB issued guidance which (i) requires all investments in equity securities, except those accounted for under the equity method of accounting or that result in consolidation of the investee, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

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

Restricted Cash - The FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows, which requires entities to a) include restricted cash balances in its cash and cash-equivalent balances in the statement of cash flows and b) include a reconciliation of cash and cash-equivalents per the statement of financial position as compared to the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents will not be presented as cash flow activities in the statement of cash flows. In addition, an entity with a material balance of amounts described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 were revised, which resulted in $0.4 million and $1.5 million increases in Cash, Cash Equivalents and Restricted Cash at the Beginning and End of the Period for the year ended December 31, 2017, respectively and $0.4 million increases in Cash, Cash Equivalents and Restricted Cash at the Beginning and End of the Period for the year ended December 31, 2016.

Employee Benefit Plans-Net Periodic Benefit Cost – The FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statements of income for the years ended December 31, 2017 and 2016 were revised, which resulted in increases in Operations and Maintenance expense and Other Income (Expense), net of $0.8 million and $0.3 million, respectively.

Index

Leases - The FASB issued guidance related to leases which will require lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) and a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). In January 2018, the FASB issued additional guidance related to leases which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of this guidance. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance on January 1, 2019 is expected to result in the Company recording an approximate $7.3 million lease liability and right-of-use asset on the Company’s consolidated balance sheet.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s consolidated financial statements.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In March 2018, Middlesex’s petition to the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. In its initial October 2017 filing with the NJBPU, Middlesex had sought an increase of $15.3 million to recover costs for capital infrastructure investments Middlesex has made, or has committed to make, to drinking water infrastructure since the prior filing in New Jersey in 2015 as well as increased operations and maintenance costs. During the pendency of this rate matter, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. Under the Tax Act the maximum corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Because income tax is one of the cost components used to determine a regulated utility’s revenue requirement, Middlesex was able to reduce its original rate increase request by $4.9 million to $10.4 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service (IRS). The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as immediate and prospective recognition of the tangible property regulations’ tax benefits in future years. The rate increase became effective April 1, 2018.

In December 2018, the NJBPU approved Middlesex’s petition to establish its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The PWAC tariff rate became effective on January 1, 2019.

Tidewater - Effective January 1, 2019, Tidewater increased its Delaware Public Service Commission (DEPSC) approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.2 million annually.

Index

In February 2019, Tidewater received approval from the DEPSC to reduce its rates, effective March 1, 2019, to reflect the lower corporate income tax rate enacted by the Tax Act, resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - In 2016, the NJBPU approved $0.2 million and $0.1 million of increases, respectively, in Pinelands Water and Pinelands Wastewater’s annual base rates. The rate increases were necessitated by capital infrastructure investments by the companies, increased operations and maintenance costs and lower non-fixed fee revenues. The Pinelands Water base water rate increase was phased-in between 2016 and 2017.

Southern Shores - Under the terms of a multi-year DEPSC-approved agreement expiring in 2020, customer rates will increase on January 1st of each year to generate additional annual revenue of $0.1 million with each increase.

Twin Lakes - In 2016, the Pennsylvania Public Utilities Commission approved a $0.1 million increase in Twin Lakes’ base water rates. The rate increase was necessitated by capital infrastructure investments Twin Lakes has made, or committed to make, and increased operations and maintenance costs. The rate increase is being phased in with the final phases implemented subsequent to completion of specific utility plant projects.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2018	2017	Recovery Periods
Retirement Benefits	$39,158	$43,070	Various
Income Taxes	55,232	9,876	Various
Rate Cases, Tank Painting, and Other	4,846	5,477	2-10 years
Total	$99,236	$58,423

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

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The tariff rates charged to customers in the Company’s regulated companies include recovery of income taxes at the statutory rate at the time those rates are approved by the respective state public utility commissions that regulate each of our regulated subsidiaries. As of December 31, 2018 and 2017, the Company has recorded regulatory liabilities of $31.7 million and $31.6 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The conclusion of Middlesex’s base rate case and the resulting rates implemented April 1, 2018 reflect the impact of the Tax Act on its revenue requirements. In February 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Act (see Rate Matters-Tidewater above).

Index

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with the adoption of tangible property regulations issued by the IRS (see Rate Matters-Middlesex above), and, as of December 31, 2018, the Company has recorded $34.6 million of related regulatory liabilities.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2018 and 2017, the Company has approximately $12.8 million and $12.2 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2018	2017	2016
Income Tax at Statutory Rate	$7,009	$11,868	$12,007
Tax Effect of:
Utility Plant Related	422	(1,016)	(1,059)
Tangible Property Repairs	(7,763)	—	—
State Income Taxes – Net	1,207	895	770
Tax Act	—	(610)	—
Other	49	(37)	17
Total Income Tax Expense	$924	$11,100	$11,735

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(188)	$2,090	$7,305
State	2,073	1,066	877
Deferred:
Federal	(338)	7,713	3,325
State	(545)	310	307
Investment Tax Credits	(78)	(79)	(79)
Total Income Tax Expense	$924	$11,100	$11,735

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with the adoption of tangible property regulations issued by the IRS as well as immediate recognition of current year tangible property regulations tax benefits (see Note 2 – Rate and Regulatory Matters). This results in significant reductions in the Company’s effective income tax rate, current income tax expense and deferred income tax expense.

Index

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2018	2017
Utility Plant Related	$44,777	$41,259
Customer Advances	(3,702)	(3,749)
Employee Benefits	5,490	4,903
Investment Tax Credits (ITC)	596	675
Other	109	72
Total Deferred Tax Liability and ITC	$47,270	$43,160

The staff of the United States Securities and Exchange Commission (SEC) recognized the complexity of reflecting the impacts of the Tax Act, and issued guidance in December 2017 which clarified accounting for income taxes if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting. The guidance described three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to account for income taxes based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. The one-year analysis period ended in December 2018 and there were no material changes to the Company’s accounting for the Tax Act, which had resulted in the re-measurement of deferred income taxes at the new federal tax rate and decreased deferred income tax expense by $0.6 million for the year ending December 31, 2017 and decreased accumulated deferred income taxes by $24.2 million as of December 31, 2017.

As part of its 2014 Federal income tax return, the Company adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS in 2016. In 2018, the Company received information from the IRS regarding certain aspects of the its adopted accounting method used to calculate qualifying tangible property repair cost deductions and increased its reserve provision to $4.1 million. As the IRS examination continues, and pending its completion, the final tax liability could be different than the recorded reserve provision. For the year ended December 31, 2018, the Company has recorded $0.6 million in interest expense related to this reserve provision.

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

Middlesex also has an agreement with a non-affiliated water utility regulated by the NJBPU for the purchase of treated water. This agreement, which expires February 27, 2021, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase treated water of 15.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
Purchased Water	2018	2017	2016
Untreated	$3.6	$2.8	$2.6
Treated	3.2	3.3	3.2
Total Costs	$6.8	$6.1	$5.8

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater treatment contractor, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2029 unless another guarantor, acceptable to the County, replaces Middlesex before such date. Under agreements with AWM and Natural Systems Utilities, LLC (NSU), the parent company of AWM, Middlesex earns a fee for providing the performance guaranty. In addition, Middlesex may provide operational support to the facility, as needed, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, agree to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County.

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. The liability and asset for the guaranty are included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet and are approximately $1.5 million and $0.1 million as of December 31, 2018 and 2017, respectively. The increase in 2018 in the liability and asset for the guaranty resulted from the Company reassessing the expected term that the Company would serve as guarantor.

Leases - The Company has entered into office space operating leases. Rental expenses under operating leases were $0.5 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. The Company did not incur rental expenses for the year ended December 31, 2016. The operating leases for these facilities expire in 2030. The minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms over the next 5 years and thereafter are as follows:

Year	(Millions of Dollars) Annual Maturities
2019	$ 0.7
2020	$ 0.8
2021	$ 0.8
2022	$ 0.8
2023	$ 0.8
Thereafter	$ 5.3

Index

Construction –The Company has projected to spend approximately $118 million in 2019, $101 million in 2020 and $76 million in 2021 on its construction program. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $28 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2018 and 2017 is summarized below:

	(Millions of Dollars)
	2018	2017
Established Lines at Year-End	$92.0	$92.0
Maximum Amount Outstanding	48.5	28.0
Average Outstanding	37.3	18.6
Notes Payable at Year-End	48.5	28.0
Weighted Average Interest Rate	3.17%	2.15%
Weighted Average Interest Rate at Year-End	3.57%	2.54%

The maturity dates for the Notes Payable as of December 31, 2018 are in January 2019 through March 2019 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

The Company increased its available lines of credit to $100.0 million in February 2019.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and sale and dividend reinvestment plan for Middlesex common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there are three million shares registered with the SEC, of which there remains 0.6 million for potential issuance to participants. For the years ended December 31, 2018, 2017 and 2016, the Company raised approximately $1.2 million, $1.2 million and $1.5 million, respectively, through the issuance of shares under the Investment Plan.  The Company is offering shares of its common stock at a 5% discount to participants in the Investment Plan for purchases made by participants commencing January 2, 2019 which will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  This offer applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Index

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2018, 2017 and 2016, 4,004, 3,976, and 3,976 shares, respectively, of Middlesex common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 60,164 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2018 and 2017, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Long-term Debt

Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The NJIB was formerly known as the New Jersey Environmental Infrastructure Trust. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. NJIB generally schedules its long-term debt financings in May and November.

Index

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. The only project financing currently affected by these changes is the upgrade to the Company’s Carl J. Olsen (CJO) water treatment plant. In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program and borrow up to $55.0 million for this upgrade project. It is uncertain at this time if the CJO water treatment plant upgrade project will continue to qualify for the funding under the new SRF program ranking system. The Company is awaiting further guidance from the NJIB.

In order to maintain the estimated financing time schedule for the CJO water treatment plant upgrade project and other projects that were expected to qualify under the prior SRF program ranking system, Middlesex requested approval from the NJBPU to issue and sell up to $140 million of First Mortgage Bonds through the New Jersey Economic Development Authority (NJEDA) in whole or in phases periodically through December 31, 2022. The request was filed with the NJBPU in December 2018 and approved in February 2019. The Company expects to issue and sell the first phase of First Mortgage Bonds by the third quarter of 2019. The amount of the offering could be between $25 million and $75 million depending on the guidance received from the NJIB.

In May 2018, Middlesex closed out its $9.5 million RENEW 2017 construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through December 31, 2018, Middlesex has drawn down a total of $9.3 million and expects to draw down the remaining proceeds during the first quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB construction loan in August 2018. Through December 31, 2018, Middlesex has drawn down a total of $10.5 million and expects to draw down the remaining proceeds through the end of 2019.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018. Through December 31, 2018, Middlesex has drawn down a total of $6.1 million and expects to draw down the remaining proceeds during the remainder of 2019. The NJIB has informed the Company that the RENEW 2018 construction loan is scheduled for the May 2019 long-term debt financing program.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on the SRF loan in May 2018. Management is currently evaluating revised project cost estimates and the potential need for additional Delaware SRF program funding.

In November 2017, Middlesex closed out three of its NJIB construction loans (booster station upgrade, RENEW 2015 and RENEW 2016 projects) by issuing to the NJIB first mortgage bonds designated as Series XX ($11.3 million) and Series YY ($3.9 million). The interest rate on the Series XX bond is zero and the interest rate on the Series YY bond range between 3.0% and 5.0%. Through December 31, 2018, Middlesex has drawn down $15.1 million and expects to draw down the remaining proceeds during the first quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loan.

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

Bond Series QQ, RR and SS are term bonds with single maturity dates subsequent to 2022. Principal repayments for all series of the Company’s long-term debt except for Bond Series Z, AA, BB, CC and EE extend beyond 2023. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2019	$ 7.3
2020	$ 7.2
2021	$ 7.2
2022	$ 6.7
2023	$ 6.2

The weighted average interest rate on all long-term debt at December 31, 2018 and 2017 was 3.30% and 3.77%, respectively. Except for the Amortizing Secured Notes ($36.6 million), all of the Company’s outstanding long-term debt has been issued through the NJEDA ($55.4 million), the NJIB SRF program ($62.5 million) and the Delaware SRF program ($8.4 million).

In 2016, the NJIB de-obligated principal payments of $0.5 million on several series of SRF long-term debt.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the three years ended December 31, 2018. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series.

	(In Thousands, Except Per Share Amounts)
	2018		2017		2016
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$32,452	16,384	$22,809	16,330	$22,742	16,270
Preferred Dividend	(144)		(144)		(144)
Earnings Applicable to Common Stock	$32,308	16,384	$22,665	16,330	$22,598	16,270
Basic EPS	$1.97		$1.39		$1.39
Diluted:
Earnings Applicable to Common Stock	$32,308	16,384	$22,665	16,330	$22,598	16,270
$7.00 Series Dividend	67	115	67	115	67	115
$8.00 Series Dividend	24	41	24	41	24	41
Adjusted Earnings Applicable to Common Stock	$32,399	16,540	$22,756	16,486	$22,689	16,426
Diluted EPS	$1.96		$1.38		$1.38

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

	(Thousands of Dollars) At December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$101,411	$102,789	$95,322	$98,036

For other long-term debt issuances for which there is no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt described as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $61.5 million and $52.5 million at December 31, 2018 and December 31, 2017, respectively. Customer advances for construction have carrying amounts of $22.6 million and $21.4 million at December 31, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2018 and 2017 was $73.1 million and $75.7 million, respectively.

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

Index

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2018 and 2017.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2018	2017	2018	2017
Change in Projected Benefit Obligation:
Beginning Balance	$88,013	$78,601	$54,345	$48,888
Service Cost	2,426	2,399	1,135	1,089
Interest Cost	3,061	3,143	1,898	1,964
Actuarial (Gain) Loss	(7,018)	6,203	(8,160)	3,052
Benefits Paid	(2,555)	(2,333)	(744)	(648)
Ending Balance	$83,927	$88,013	$48,474	$54,345

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2018	2017	2018	2017
Change in Fair Value of Plan Assets:
Beginning Balance	$69,215	$59,370	$36,083	$31,607
Actual Return on Plan Assets	(3,524)	8,543	(2,161)	3,521
Employer Contributions	3,635	3,635	1,444	1,603
Benefits Paid	(2,555)	(2,333)	(744)	(648)
Ending Balance	$66,771	$69,215	$34,622	$36,083

Funded Status	$(17,156)	$(18,798)	$(13,852)	$(18,262)

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2018	2017	2018	2017
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	347	374	—	—
Noncurrent Liability	16,809	18,424	13,852	18,262
Net Liability Recognized	$17,156	$18,798	$13,852	$18,262

Index

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost
Service Cost	$2,426	$2,399	$2,308	$1,135	$1,089	$1,099
Interest Cost	3,061	3,143	3,046	1,898	1,964	1,952
Expected Return on Plan Assets	(4,871)	(4,489)	(4,014)	(2,550)	(2,406)	(2,213)
Amortization of Net Actuarial Loss	1,658	1,566	1,426	1,787	1,781	1,773
Amortization of Prior Service Credit	—	—	—	(1,607)	(1,728)	(1,728)
Net Periodic Benefit Cost*	$2,274	$2,619	$2,766	$663	$700	$883

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2019 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,618	$1,319

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2018	2017	2016	2018	2017	2016
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.50%	7.50%	7.00%	7.50%	7.50%
Discount Rate for:
Benefit Obligation	4.15%	3.53%	4.06%	4.15%	3.53%	4.06%
Benefit Cost	3.53%	4.06%	4.26%	3.53%	4.06%	4.26%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (RP 2014) (Mortality Improvement Scale MP2018 for the 2018 valuation).

For the 2018 valuation, costs and obligations for our Other Benefits Plan assumed a 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2019 with the annual rate of increase declining 1.0% per year for 2020-2021 and 0.5% per year for 2022-2023, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2023.

Index

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$658	$(504)
Effect on Projected Benefit Obligation	$7,593	$(6,054)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2019	$2,771	$1,353
2020	2,983	1,614
2021	2,976	1,800
2022	3,376	2,032
2023	3,778	2,103
2024-2028	26,037	11,817
Totals	$41,921	$20,719

Benefit Plans Assets

The allocation of plan assets at December 31, 2018 and 2017 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2018	2017	Target	2018	2017	Target
Equity Securities	59.5%	62.8%	55%	54.7%	57.7%	43%
Debt Securities	36.5%	33.6%	38%	37.3%	32.9%	50%
Cash	1.6%	1.0%	2%	8.0%	9.4%	2%
Real Estate/Commodities	2.4%	2.6%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $1.0 million (1.6% of total Pension Plan assets) and $0.8 million (1.1% of total Pension Plan assets) and as of December 31, 2018 and 2017, respectively.

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual Funds	$57,014	$—	$—	$57,014
Money Market Funds	1,074	—	—	1,074
Common Equity Securities	8,683	—	—	8,683
Total Investments	$66,771	$—	$—	$66,771

	(Thousands of Dollars)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual Funds	$57,608	$—	$—	$57,608
Money Market Funds	677	—	—	677
Common Equity Securities	10,930	—	—	10,930
Total Investments	$69,215	$—	$—	$69,215

Index

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Mutual Funds	$18,924	$—	$—	$18,924
Money Market Funds	2,769	—	—	2,769
Agency/US/State/Municipal Debt	—	12,929	—	12,929
Total Investments	$21,693	$12,929	$—	$34,622

	(Thousands of Dollars)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Mutual Funds	$20,819	$—	$—	$20,819
Money Market Funds	3,388	—	—	3,388
Preferred Equity Securities	115	—	—	115
Agency/US/State/Municipal Debt	—	11,761	—	11,761
Total Investments	$24,322	$11,761	$—	$36,083

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.6 million in 2018 and expects to make approximately $3.6 million of cash contributions in 2019.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.4 million in 2018 and expects to make approximately $1.4 million of cash contributions in 2019.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.6 million for each of the years ended December 31, 2018, 2017 and 2016.

For those employees hired after March 31, 2007, and still actively employed on December 31, 2018, the Company approved, and will fund, a discretionary contribution of $0.6 million which was based on 5.0% of eligible 2018 compensation. For the years ended December 31, 2017 and 2016, the Company made discretionary contributions of $0.5 million and $0.4 million, respectively, for qualifying employees.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2018 Restricted Stock Plan). Shares issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 0.3 million shares, all of which remain available for award.

Index

The Company recognizes compensation expense at fair value for the 2018 Restricted Stock Plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

The following table presents information on the 2018 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2016	148	$1,696
Granted	24	750	$30.85
Vested	(25)	—
Forfeited	—	—
Amortization of Compensation Expense	—	(682)
Balance, December 31, 2016	147	$1,764
Granted	22	799	$36.95
Vested	(20)	—
Forfeited	(2)	(54)
Amortization of Compensation Expense	—	(724)
Balance, December 31, 2017	147	$1,785
Granted	22	827	$36.53
Vested	(27)	—
Forfeited	(2)	(18)
Amortization of Compensation Expense	—	(956)
Balance, December 31, 2018	140	$1,638

The fair value of vested restricted shares was $1.3 million and $0.8 million as of December 31, 2018 and 2017, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2018	2017	2016
Revenues:
Regulated	$121,901	$115,454	$118,017
Non – Regulated	16,778	15,912	15,388
Inter-segment Elimination	(602)	(591)	(499)
Consolidated Revenues	$138,077	$130,775	$132,906

Operating Income:
Regulated	$34,127	$35,130	$37,871
Non – Regulated	3,015	2,668	2,431
Consolidated Operating Income	$37,142	$37,798	$40,302

Depreciation:
Regulated	$14,846	$13,732	$12,606
Non – Regulated	191	190	190
Consolidated Depreciation	$15,037	$13,922	$12,796

Other Income (Expense), Net:
Regulated	$3,284	$2,020	$1,109
Non – Regulated	119	64	(1,308)
Inter-segment Elimination	(411)	(467)	(333)
Consolidated Other Income (Expense), Net	$2,992	$1,617	$(532)

Interest Expense:
Regulated	$7,060	$5,855	$5,293
Non – Regulated	109	118	89
Inter-segment Elimination	(411)	(467)	(89)
Consolidated Interest Charges	$6,758	$5,506	$5,293

Income Taxes:
Regulated	$(54)	$9,848	$11,091
Non – Regulated	978	1,252	644
Consolidated Income Taxes	$924	$11,100	$11,735

Net Income:
Regulated	$30,405	$21,447	$22,353
Non – Regulated	2,047	1,362	389
Consolidated Net Income	$32,452	$22,809	$22,742

Capital Expenditures:
Regulated	$71,493	$50,078	$47,189
Non – Regulated	601	223	186
Total Capital Expenditures	$72,094	$50,301	$47,375
	(Thousands of Dollars)
	As of December 31, 2018	As of December 31, 2017
Assets:
Regulated	$764,749	$661,816
Non – Regulated	8,994	7,093
Inter-segment Elimination	(5,913)	(7,769)
Consolidated Assets	$767,830	$661,140

Index

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2018 and 2017 is as follows:

	(Thousands of Dollars, Except per Share Data)
2018	1st	2nd	3rd	4th	Total

Operating Revenues	$31,177	$34,919	$38,713	$33,268	$138,077
Operating Income	6,350	10,721	12,918	7,153	37,142
Net Income	4,494	8,675	12,290	6,993	32,452
Basic Earnings per Share	$0.27	$0.52	$0.75	$0.43	$1.97
Diluted Earnings per Share	$0.27	$0.52	$0.74	$0.43	$1.96
Common Dividend Per Share	$0.2238	$0.2238	$0.2238	$0.2400	$0.9114
High/Low Common Stock Price	$41.45/$33.96	$45.24/$34.74	$49.00/$41.77	$60.31/$43.12

2017	1st	2nd	3rd	4th	Total

Operating Revenues	$30, 131	$33,014	$36,174	$31, 456	$130,775
Operating Income	7,575	9,358	12,601	8,264	37,798
Net Income	4,441	5,381	7,642	5,345	22,809
Basic Earnings per Share	$0.27	$0.33	$0.47	$0.32	$1.39
Diluted Earnings per Share	$0.27	$0.33	$0.46	$0.32	$1.38
Common Dividend Per Share	$0.2113	$0.2113	$0.2113	$0.2238	$0.8577
High/Low Common Stock Price	$42.80/$34.55	$41.50/$32.23	$40.87/$36.99	$46.74/$39.10

The information above, in the opinion of the Company, includes all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts. The business of the Company is subject to seasonal fluctuation with the peak period usually occurring during the summer months. The quarterly earnings per share amounts above may differ slightly from previous filings due to the effects of rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Index

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2018. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2018, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

March 8, 2019

ITEM 9B.	OTHER INFORMATION.

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this

Annual Report:

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2018.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2018.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2018 and 2017.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2018.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date:	March 8, 2019
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 9, 2018.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 1997, included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.3	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 of the Company’s 2003 Form 10-K/A-2.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 of the Company’s 2003 Form 10-K/A-2.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 of the Company’s 2003 Form 10-K/A-2.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 of the Company’s 1998 Form 10-K.
3.7	Bylaws of the Company, as amended, filed as Exhibit 4.1 of the Company’s 2010 Second Quarter Form 10-Q.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Copy of Purchased Water Agreement between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s 2006 First Quarter Form 10-Q.
10.2	Copy of Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Copy of Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Copy of Supply Agreement, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority filed as Exhibit No. 10.4 of the Company’s 2011 Third Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.5	Copy of Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Copy of Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s 2003 Form 10-K.
10.7	Copy of Treatment and Pumping Agreement, dated October 1, 2014, between Middlesex Water Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s 2016 Form 10-K.
10.8	Copy of Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Copy of amended Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.1 of the Company’s 2006 First Quarter Form 10-Q.
10.9(a)	Copy of Amendment to Supply Agreement between the Company and the Borough of Highland Park filed as Exhibit No. 10.9(a) of the Company’s 2015 Form 10-K.
(t)10.10	Copy of Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s 1999 Third Quarter Form 10-Q.
(t)10.11(a)	Copy of 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2018, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12(a)	Change in Control Termination Agreement between Middlesex Water Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s 2008 Form 10-K.
(t)10.12(b)	Change in Control Termination Agreement between Middlesex Water Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s 2008 Form 10-K.
(t)10.12(c)	Change in Control Termination Agreement between Middlesex Water Company and Richard M. Risoldi, filed as Exhibit 10.13(d) of the Company’s 2008 Form 10-K.
(t)10.12(d)	Change in Control Termination Agreement between Middlesex Water Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s 2011 Form 10-K.
(t)10.12(e)	Change in Control Termination Agreement between Middlesex Water Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.12(f)	Change in Control Termination Agreement between Middlesex Water Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s 2014 Second Quarter Form 10-Q.
10.13	Copy of Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)	Copy of Amendment of Transmission Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s 2016 Form 10-K.
10.16	Operation, Maintenance and Management Services Agreement dated August 20, 2018 between Utility Service Affiliates (Perth Amboy), Inc. and the City of Perth Amboy, filed as Exhibit 10.16 of the Company’s 2018 Third Quarter Form 10-Q.
10.17	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the State of New Jersey and Middlesex Water Company (Series Z), filed as Exhibit No. 10.25 of the Company’s 1999 Form 10-K.
10.18	Copy of Supplemental Indenture dated October 15, 1999 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series AA), filed as Exhibit No. 10.26 of the Company’s 1999 Form 10-K.
10.19	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the State of New Jersey and Middlesex Water Company (Series BB). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.20	Copy of Supplemental Indenture dated October 15, 2001 between Middlesex Water Company and First Union National Bank, as Trustee and copy of Loan Agreement dated November 1, 2001 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series CC). Filed as Exhibit No. 10.22 of the Company’s 2001 Form 10-K.
10.21	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the State of New Jersey and Middlesex Water Company (Series EE), filed as Exhibit No. 10.26 of the Company’s 2004 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.22	Copy of Supplemental Indenture dated October 15, 2004 between Middlesex Water Company and Wachovia Bank, as Trustee and copy of Loan Agreement dated November 1, 2004 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series FF), filed as Exhibit No. 10.27 of the Company’s 2004 Form 10-K.
10.23	Copy of Promissory Notes and Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, by Tidewater Utilities, Inc., dated October 15, 2014, filed as Exhibit 10.23 of the Company’s 2014 Form 10-K.
10.24	Copy of Supply Agreement, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s 2006 First Quarter Form 10-Q.
10.25	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the State of New Jersey and Middlesex Water Company (Series GG), filed as Exhibit No. 10.30 of the Company’s 2006 Form 10-K.
10.26	Copy of Supplemental Indenture dated October 15, 2006 between Middlesex Water Company and U.S. Bank National Association, as Trustee and copy of Loan Agreement dated November 1, 2006 between the New Jersey Environmental Infrastructure Trust and Middlesex Water Company (Series HH), filed as Exhibit No. 10.31 of the Company’s 2006 Form 10-K.
10.27	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2007 (Series II), filed as Exhibit No. 10.32 of the Company’s 2007 Form 10-K.
10.28	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2007 (Series JJ), filed as Exhibit 10.33 of the Company’s 2007 Form 10-K.
10.29	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2008 (Series KK), filed as Exhibit 10.34 of the Company’s 2008 Form 10-K.
10.30	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection, and Middlesex Water Company dated as of November 1, 2008 (Series LL) ), filed as Exhibit 10.35 of the Company’s 2008 Form 10-K.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.31	Registration Statement, Form S-3, under Securities Act of 1933 filed July 31, 2015, relating to the Middlesex Water Company Investment Plan.	333-205698
*10.32	Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, N.A.
10.33	Uncommitted Line of Credit Letter Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s 2015 Third Quarter Form 10-Q.
10.33(a)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A., filed as Exhibit 10.33(a) of the Company’s 2017 Third Quarter Form 10-Q.
10.33(b)	Amendment To and Extension of the Expiration Date of the Line of Credit included in the Amended and Restated Loan Agreement between registrant, registrant’s subsidiaries and Bank of America, N.A. , filed as Exhibit 10.33(b) of the Company’s 2018 Third Quarter Form 10-Q.
10.34	Amended Promissory Note for a committed line of credit between registrant’s wholly-owned subsidiary Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s 2017 First Quarter Form 10-Q.
10.35	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of December 1, 2010 (Series MM), filed as Exhibit 10.41 of the Company’s 2010 Form 10-K.
10.36	Copy of Loan Agreement By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of December 1, 2010 (Series NN), filed as Exhibit 10.42 of the Company’s 2010 Form 10-K.
10.37	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2012 (Series OO), filed as Exhibit 10.43 of the Company’s 2012 Second Quarter Form 10-Q.
10.38	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2012 (Series PP), filed as Exhibit 10.44 of the Company’s 2012 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.39	Copy of Loan Agreement By and Between the New Jersey Economic Development Authority and Middlesex Water Company dated as of November 1, 2012 (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s 2012 Form 10-K.
10.40	Copy of Loan Agreement By and Between The State of New Jersey, Acting By and Through The New Jersey Department of Environmental Protection and Middlesex Water Company, dated as of May 1, 2013 (Series TT), filed as Exhibit 10.42 of the Company’s 2013 Second Quarter Form 10-Q.
10.41	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2013 (Series UU), filed as Exhibit 10.43 of the Company’s 2013 Second Quarter Form 10-Q.
10.42	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series VV), filed as Exhibit 10.43 of the Company’s 2014 Second Quarter Form 10-Q.
10.43	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2014 (Series WW), filed as Exhibit 10.44 of the Company’s 2014 Second Quarter Form 10-Q.
10.44	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2017 (Series XX), filed as Exhibit 10.44 of the Company’s 2017 Form 10-K.
10.45	Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of November 1, 2017 (Series YY), filed as Exhibit 10.45 of the Company’s 2017 Form 10-K.
10.46

Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2018 (Series 2018A), filed as Exhibit 10.46 of the Company’s 2018 Second Quarter Form 10-Q.

10.47

Copy of Loan Agreement by and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company dated as of May 1, 2018 (Series 2018B) , filed as Exhibit 10.47 of the Company’s 2018 Second Quarter Form 10-Q.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.48	Copy of Construction Loan Agreement (CFP-19-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company, filed as Exhibit 10.48 of the Company’s 2018 Third Quarter Form 10-Q.
10.49	Copy of Construction Loan Agreement (CFP-1) By and Between New Jersey Environmental Infrastructure Trust and Middlesex Water Company, filed as Exhibit 10.49 of the Company’s 2018 Third Quarter Form 10-Q.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document