Form 10-Q
period 2019-03-31
MIDDLESEX WATER CO
filed 2019-05-06
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1114430 (IRS employer identification no.)

485C Route One South, Iselin, New Jersey 08830

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

Yes ☐   No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2019: Common Stock, No Par Value: 16,468,462 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018

Operating Revenues	$30,698	$31,177

Operating Expenses:
Operations and Maintenance	16,120	17,834
Depreciation	4,046	3,609
Other Taxes	3,504	3,384

Total Operating Expenses	23,670	24,827

Operating Income	7,028	6,350

Other Income (Expense):
Allowance for Funds Used During Construction	515	167
Other Income (Expense), net	(57)	297

Total Other Income, net	458	464

Interest Charges	1,200	1,138

Income before Income Taxes	6,286	5,676

Income Taxes	(266)	1,182

Net Income	6,552	4,494

Preferred Stock Dividend Requirements	36	36

Earnings Applicable to Common Stock	$6,516	$4,458

Earnings per share of Common Stock:
Basic	$0.40	$0.27
Diluted	$0.39	$0.27

Average Number of Common Shares Outstanding:
Basic	16,428	16,354
Diluted	16,584	16,510

Cash Dividends Paid per Common Share	$0.2400	$0.2238

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

		March 31,	December 31,
ASSETS		2019	2018
UTILITY PLANT:	Water Production	$156,716	$156,423
	Transmission and Distribution	515,017	512,202
	General	77,304	74,371
	Construction Work in Progress	40,346	32,878
	TOTAL	789,383	775,874
	Less Accumulated Depreciation	160,777	157,387
	UTILITY PLANT - NET	628,606	618,487

CURRENT ASSETS:	Cash and Cash Equivalents	4,986	3,705
	Accounts Receivable, net	9,982	11,762
	Unbilled Revenues	6,940	7,293
	Materials and Supplies (at average cost)	5,479	5,411
	Prepayments	2,263	2,644
	TOTAL CURRENT ASSETS	29,650	30,815

AND OTHER ASSETS:	Operating Lease Right-of-Use Asset	6,517	—
	Preliminary Survey and Investigation Charges	5,359	5,254
	Regulatory Assets	98,826	99,236
	Restricted Cash	1,802	1,956
	Non-utility Assets - Net	10,203	9,989
	Other	2,010	2,093
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	124,717	118,528
	TOTAL ASSETS	$782,973	$767,830

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$160,142	157,354
	Retained Earnings	94,000	91,433
	TOTAL COMMON EQUITY	254,142	248,787
	Preferred Stock	2,433	2,433
	Long-term Debt	158,422	152,851
	TOTAL CAPITALIZATION	414,997	404,071

CURRENT	Current Portion of Long-term Debt	7,336	7,343
LIABILITIES:	Notes Payable	49,500	48,500
	Accounts Payable	13,976	19,325
	Accrued Taxes	17,466	14,230
	Accrued Interest	587	1,289
	Unearned Revenues and Advanced Service Fees	1,025	1,036
	Other	3,356	2,640
	TOTAL CURRENT LIABILITIES	93,246	94,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	22,616	22,572
AND OTHER LIABILITIES:	Operating Lease Obligation	6,260	—
	Accumulated Deferred Income Taxes	47,869	47,270
	Employee Benefit Plans	29,976	30,661
	Regulatory Liabilities	76,217	79,112
	Other	2,530	2,730
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	185,468	182,345

CONTRIBUTIONS IN AID OF CONSTRUCTION		89,262	87,051
	TOTAL CAPITALIZATION AND LIABILITIES	$782,973	$767,830

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,552	$4,494
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,190	3,771
Provision for Deferred Income Taxes and Investment Tax Credits	(2,319)	117
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(347)	(115)
Cash Surrender Value of Life Insurance	(123)	(2)
Stock Compensation Expense	229	173
Changes in Assets and Liabilities:
Accounts Receivable	1,780	815
Unbilled Revenues	353	7
Materials & Supplies	(68)	(37)
Prepayments	381	356
Accounts Payable	(5,349)	(2,915)
Accrued Taxes	3,236	3,185
Accrued Interest	(702)	(591)
Employee Benefit Plans	26	(588)
Unearned Revenue & Advanced Service Fees	(11)	15
Other Assets and Liabilities	(164)	296

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,664	8,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $168 in 2019, $52 in 2018	(12,324)	(10,011)

NET CASH USED IN INVESTING ACTIVITIES	(12,324)	(10,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,337)	(1,141)
Proceeds from Issuance of Long-term Debt	6,899	2,293
Net Short-term Bank Borrowings	1,000	(500)
Deferred Debt Issuance Expense	—	(20)
Common Stock Issuance Expense	(6)	—
Proceeds from Issuance of Common Stock	2,559	286
Payment of Common Dividends	(3,943)	(3,659)
Payment of Preferred Dividends	(36)	(36)
Construction Advances and Contributions-Net	651	182

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,787	(2,595)
NET CHANGES IN CASH AND CASH EQUIVALENTS	1,127	(3,625)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,661	6,397
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,788	$2,772

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,605	$284

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,297	$1,833
Interest Capitalized	$168	$52
Income Taxes	$815	$—

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2019	2018
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2019 - 16,451; 2018 - 16,403	$160,142	$157,354

Retained Earnings	94,000	91,433
TOTAL COMMON EQUITY	$254,142	$248,787

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$856	$924
6.25%, Amortizing Secured Note, due May 19, 2028	3,850	3,955
6.44%, Amortizing Secured Note, due August 25, 2030	3,197	3,267
6.46%, Amortizing Secured Note, due September 19, 2031	3,477	3,547
4.22%, State Revolving Trust Note, due December 31, 2022	228	228
3.60%, State Revolving Trust Note, due May 1, 2025	1,632	1,632
3.30% State Revolving Trust Note, due March 1, 2026	330	351
3.49%, State Revolving Trust Note, due January 25, 2027	369	389
4.03%, State Revolving Trust Note, due December 1, 2026	501	501
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	111	111
0.00%, State Revolving Fund Bond, due August 1, 2021	85	88
3.64%, State Revolving Trust Note, due July 1, 2028	235	235
3.64%, State Revolving Trust Note, due January 1, 2028	77	77
3.45%, State Revolving Trust Note, due August 1, 2031	879	907
6.59%, Amortizing Secured Note, due April 20, 2029	3,517	3,604
7.05%, Amortizing Secured Note, due January 20, 2030	2,708	2,771
5.69%, Amortizing Secured Note, due January 20, 2030	5,555	5,684
4.45%, Amortizing Secured Note, due April 20, 2040	9,277	9,387
4.47%, Amortizing Secured Note, due April 20, 2040	3,442	3,483
3.75%, State Revolving Trust Note, due July 1, 2031	1,954	1,954
2.00%, State Revolving Trust Note, due February 1, 2036	1,039	1,064
3.75%, State Revolving Trust Note, due November 30, 2030	1,024	1,024
0.00% Construction Loans	23,408	16,509
First Mortgage Bonds:
0.00%, Series Z, due August 1, 2019	113	113
5.25% to 5.75%, Series AA, due August 1, 2019	155	155
0.00%, Series BB, due August 1, 2021	354	362
4.00% to 5.00%, Series CC, due August 1, 2021	489	489
0.00%, Series EE, due August 1, 2023	1,819	1,876
3.00% to 5.50%, Series FF, due August 1, 2024	2,980	2,980
0.00%, Series GG, due August 1, 2026	710	723
4.00% to 5.00%, Series HH, due August 1, 2026	795	795
0.00%, Series II, due August 1, 2024	506	520
3.40% to 5.00%, Series JJ, due August 1, 2027	671	671
0.00%, Series KK, due August 1, 2028	880	898
5.00% to 5.50%, Series LL, due August 1, 2028	1,010	1,010
0.00%, Series MM, due August 1, 2030	1,103	1,137
3.00% to 4.375%, Series NN, due August 1, 2030	1,415	1,415
0.00%, Series OO, due August 1, 2031	1,906	1,956
2.00% to 5.00%, Series PP, due August 1, 2031	700	700
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,057	2,107
3.00% to 3.25%, Series UU, due August 1, 2032	800	800
0.00%, Series VV, due August 1, 2033	2,100	2,147
3.00% to 5.00%, Series WW, due August 1, 2033	795	795
0.00%, Series XX, due August 1, 2047	10,880	11,006
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
0.00%, Series 2018A, due August 1, 2047	6,837	6,917
3.00%-5.00%, Series 2018B, due August 1, 2047	2,365	2,365
SUBTOTAL LONG-TERM DEBT	168,466	162,904
Add: Premium on Issuance of Long-term Debt	1,204	1,259
Less: Unamortized Debt Expense	(3,912)	(3,969)
Less: Current Portion of Long-term Debt	(7,336)	(7,343)
TOTAL LONG-TERM DEBT	$158,422	$152,851

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended March 31, 2018
Balance at January 1, 2018	16,352	$155,120	$74,056	$229,176
Net Income	—	—	4,494	4,494
Dividend Reinvestment & Common Stock Purchase Plan	8	286	—	286
Restricted Stock Award, Net - Employees	—	174	—	174
Shares Forefeited	(2)	—	—	—
Cash Dividends on Common Stock	—	—	(3,659)	(3,659)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Balance at March 31, 2018	16,358	$155,580	$74,855	$230,435

For the Three Months Ended March 31, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	6,552	6,552
Dividend Reinvestment & Common Stock Purchase Plan	48	2,559	—	2,559
Restricted Stock Award, Net - Employees	—	229	—	229
Cash Dividends on Common Stock	—	—	(3,943)	(3,943)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Common Stock Expenses	—	—	(6)	(6)
Balance at March 31, 2019	16,451	$160,142	$94,000	$254,142

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

The consolidated notes within the 2018 Annual Report on Form 10-K (the 2018 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the three month periods ended March 31, 2019 and 2018. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2018, has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.

Recently Adopted Accounting Guidance

Leases - On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) issued guidance related to leases which required lessees to recognize a lease liability and a right-of-use asset. The Company elected the optional transition method of adoption option to apply the requirements of the standard in the period of adoption with no restatement of prior periods. The Company utilized the package of transition practical expedients provided by the new guidance, including carrying forward prior conclusions related to contracts that contain leases and lease classification. The Company also utilized the transition practical expedient permitting entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The adoption of this guidance resulted in the recording of a $6.7 million right-of-use asset, a $7.1 million lease liability and a $0.4 million regulatory asset on the Company’s consolidated balance sheet as of January 1, 2019. For further discussion, see “Leases” in Note 7 – Commitments and Contingent Liabilities.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In December 2018, the New Jersey Board of Public Utilities (the NJBPU) approved Middlesex’s petition to establish its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The PWAC tariff rate became effective on January 1, 2019.

Tidewater - Effective January 1, 2019, Tidewater reset its Delaware Public Service Commission (the DEPSC) approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.2 million annually.

In February 2019, Tidewater received approval from the DEPSC to reduce its rates, effective March 1, 2019, to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the Tax Act), resulting in an overall rate decrease of 3.35%, or $1.0 million of revenues, on an annual basis. The DEPSC also approved a one-time credit of $0.7 million to customers’ accounts related to the lower corporate income tax rate.

Index

Pinelands - In March 2019, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.2 million and $0.5 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected before the fourth quarter of 2019.

Note 3 – Capitalization

Common Stock - During the three months ended March 31, 2019 and 2018, there were 47,649 common shares ($2.6 million) and 7,665 common shares (approximately $0.3 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). On January 2, 2019, the Company began offering shares of its common stock for purchase at a 5% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

In March 2019, Middlesex filed a petition with the NJBPU seeking approval to issue and sell up to 1,500,000 shares of its common stock in one or more transactions through December 31, 2022. The sale of these additional shares of common stock is part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described below in “Long-term Debt”, the NJBPU approved the New Jersey Economic Development Authority (NJEDA) debt funding component of the financing plan. We believe the NJBPU will approve the common stock offering request, as filed, during the second quarter of 2019.

Long-term Debt - Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The current interest rate on construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years. The current portion of the principal balance having a stated interest rate of zero percent (0%) is 75% with the remaining portion of 25% having a market based interest rate. NJIB generally schedules its long-term debt financings in May and November.

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

Index

The only active project affected by the SRF program changes is the upgrade to the Company’s Carl J. Olsen water treatment plant (CJO Plant). In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program and borrow up to $55.0 million for the CJO Plant project. Although the CJO Plant project has met all the SRF Program requirements, the NJIB has been unable to commit to funding the construction loan.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of First Mortgage Bonds through the NJEDA in one or more transactions through December 31, 2022.

In May 2018, Middlesex repaid its $9.5 million RENEW 2017 interest-free construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through March 31, 2019, Middlesex has drawn a total of $8.2 million and expects to draw the remaining proceeds during the second quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through March 31, 2019, Middlesex has drawn a total of $16.8 million and expects to draw down the remaining proceeds through the end of 2019.

In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018. Through March 31, 2019, Middlesex has drawn a total of $6.6 million and expects to draw the remaining proceeds during the remainder of 2019. The NJIB has informed the Company that the RENEW 2018 interest-free construction loan is scheduled for the May 2019 long-term debt financing program.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. The closing on the additional $0.8 million is expected to occur in June 2019.

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

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$100,910	$103,247	$101,411	$102,789

Index

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $67.6 million and $61.5 million at March 31, 2019 and December 31, 2018, respectively. Customer advances for construction have carrying amounts of $22.6 million at both March 31, 2019 and December 31, 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2019		2018
Basic:	Income	Shares	Income	Shares
Net Income	$6,552	16,428	$4,494	16,354
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$6,516	16,428	$4,458	16,354

Basic EPS	$0.40		$0.27

Diluted:
Earnings Applicable to Common Stock	$6,516	16,428	$4,458	16,354
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$6,539	16,584	$4,481	16,510

Diluted EPS	$0.39		$0.27

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2019	2018
Revenues:
Regulated	$27,898	$27,206
Non – Regulated	2,925	4,100
Inter-segment Elimination	(125)	(129)
Consolidated Revenues	$30,698	$31,177

Operating Income:
Regulated	$6,034	$5,625
Non – Regulated	994	725
Consolidated Operating Income	$7,028	$6,350

Net Income:
Regulated	$5,868	$3,983
Non – Regulated	684	511
Consolidated Net Income	$6,552	$4,494

Capital Expenditures:
Regulated	$12,293	$9,978
Non – Regulated	31	33
Total Capital Expenditures	$12,324	$10,011

	As of	As of
	March 31,	December 31,
	2019	2018
Assets:
Regulated	$780,317	$764,749
Non – Regulated	9,087	8,994
Inter-segment Elimination	(6,431)	(5,913)
Consolidated Assets	$782,973	$767,830

Note 6 – Short-term Borrowings

As of March 31, 2019, the Company retains lines of credit aggregating $100.0 million. At March 31, 2019, the outstanding borrowings under these credit lines were $49.5 million at a weighted average interest rate of 3.61%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $50.0 million and $27.9 million at 3.64% and 2.74% for the three months ended March 31, 2019 and 2018, respectively.

The maturity dates for the $49.5 million outstanding as of March 31, 2019 are in April 2019 through June 2019 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2019	2018

Treated	$770	$888
Untreated	861	930
Total Costs	$1,631	$1,818

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater contractor, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2028 unless another guarantor, acceptable to the County, replaces Middlesex before such date. Under agreements with AWM and Natural Systems Utilities, LLC (NSU), the parent company of AWM, Middlesex earns a fee for providing the performance guaranty. In addition, Middlesex may provide operational support to the facility, as needed, and AWM and NSU, serving as guarantor to Middlesex with respect to the performance of AWM, have indemnified Middlesex against any claims that may arise under the Middlesex guaranty to the County.

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both March 31, 2019 and December 31, 2018, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $1.5 million.

Index

Leases - The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company has entered into an operating lease of office space for administrative purposes, expiring in 2030. The Company has not entered into any finance leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

The right-of-use (ROU) asset recorded represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit discount rate and as such the Company used an estimated incremental borrowing rate (4.03%) based on the information available at commencement date in determining the present value of lease payments.

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

(In Millions)
March 31, 2019
ROU Asset at Lease Inception	$7.3
Accumulated Amortization	(0.8)
Current ROU Asset	$6.5

The Company’s future minimum operating lease commitments as of March 31, 2019 are as follows:

(In Millions)
March 31, 2019
2019	$0.5
2020	0.8
2021	0.8
2022	0.8
2023	0.8
Thereafter	5.3
Total Lease Payments	$9.0
Imputed Interest	(2.1)
Present Value of Lease Payments	6.9
Less Current Portion*	(0.6)
Non-Current Lease Liability	$6.3

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $112 million for its construction program in 2019. The Company has entered into several contractual construction agreements that, in the aggregate, obligate it to expend an estimated $17 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three month periods ended March 31, 2019 and 2018, the Company made Pension Plan cash contributions of $0.5 million. The Company expects to make Pension Plan cash contributions of approximately $3.1 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three month periods ended March 31, 2019 and 2018, the Company made Other Benefits Plan cash contributions of $0.2 million. The Company expects to make Other Benefits Plan cash contributions of approximately $1.2 million over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2019	2018	2019	2018

Service Cost	$543	$607	$210	$284
Interest Cost	857	765	496	474
Expected Return on Assets	(1,173)	(1,218)	(613)	(637)
Amortization of Unrecognized Losses	404	415	330	447
Amortization of Unrecognized Prior Service Credit	—	—	—	(402)
Net Periodic Benefit Cost*	$631	$569	$423	$166

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

The Company’s regulated revenue from contracts with customers is derived from tariff-based sales that result from the obligation to provide water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. The Company’s residential customers are billed quarterly while most of the Company’s industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 and 30 days after the invoice date. The Company recognizes revenue as the water and wastewater services are delivered, to customers as well as records unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in its service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance of service provided to Tidewater customers and are recognized as service is provided.

Non-regulated service contract revenues consist of base service fees, as well as fees for additional billable services provided to customers, are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. Certain of these contracts continue through 2022 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain termination provisions.

Substantially all operating revenues and accounts receivable are from contracts with customers. The Company records an allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2019	2018
Regulated Tariff Sales
Residential	$15,980	$15,623
Commercial	3,309	3,109
Industrial	2,198	2,312
Fire Protection	3,013	2,888
Wholesale	3,339	3,212
Non-Regulated Contract Operations	2,824	3,999
Total Revenue from Contracts with Customers	$30,663	$31,143
Other Regulated Revenues	58	62
Other Non-Regulated Revenues	102	101
Inter-segment Elimination	(125)	(129)
Total Revenue	$30,698	$31,177

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS in 2016. In 2018, the Company received information from the IRS regarding certain aspects of the its adopted accounting method used to calculate qualifying tangible property repair cost deductions and increased its reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. The Company paid $0.8 million in income taxes in connection with the conclusion of the 2014 and 2015 tax years. The IRS is currently examining the 2016 and 2017 tax years to determine the impact of the modifications on those tax years. The Company reduced its income tax reserve provision to $3.1 million as of March 31, 2019. Pending completion of the 2016 and 2017 examinations, the final tax liability could be different than the recorded reserve provision. For the three months ended March 31, 2019, the Company reduced its potential interest expense liability to $0.3 million as a result of the closing of the 2014 and 2015 tax years and the revised income tax reserve provision.

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of water;
-	ability to maintain compliance with all regulatory requirements with respect to water and wastewater treatment, distribution and collection;
-	actions taken by government regulators, including decisions on rate increase requests;
-	ability to meet new or modified water and wastewater quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	changes in the pace of residential housing development;
-	availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $112 million in 2019 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of four miles of water mains including service lines, valves, fire hydrants and meters in Carteret, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Construction of a new wastewater treatment plant to serve current and future customers in and around the Town of Milton, Delaware;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Pinelands Files for Rate Increases - In March 2019, Pinelands Water and Pinelands Wastewater filed separate petitions with the New Jersey Board of Public Utilities (the NJBPU) seeking permission to increase base rates by approximately $0.2 million and $0.5 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected before the fourth quarter of 2019.

Common Stock Offering - In March 2019, Middlesex filed a petition with the NJBPU seeking approval to issue and sell up to 1,500,000 shares of its common stock in one or more transactions through December 31, 2022. The sale of these additional shares of common stock is part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment plan. We believe the NJBPU will approve the common stock offering request, as filed, during the second quarter of 2019.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Revenues in 2019 are expected to be favorably impacted by the full year effect of Middlesex’s April 2018 base water rate increase. Weather patterns experienced in 2017 and 2018, which resulted in lower customer demand, may reoccur in 2019. Actuarially-determined non-service retirement benefit plan costs are expected to increase in 2019. As operating costs are anticipated to increase in 2019 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Organic residential customer growth for 2019 is expected to be consistent with that experienced in recent years.

Index

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

Results of Operations – Three Months Ended March 31, 2019

	(In Thousands)
	Three Months Ended March 31,
	2019			2018
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$27,874	$2,824	$30,698	$27,178	$3,999	$31,177
Operations and maintenance expenses	14,417	1,703	16,120	14,708	3,126	17,834
Depreciation expense	3,986	60	4,046	3,564	45	3,609
Other taxes	3,437	67	3,504	3,281	103	3,384
Operating income	6,034	994	7,028	5,625	725	6,350

Other income, net	452	6	458	449	15	464
Interest expense	1,200	—	1,200	1,138	—	1,138
Income taxes	(582)	316	(266)	953	229	1,182
Net income	$5,868	$684	$6,552	$3,983	$511	$4,494

Operating Revenues

Operating revenues for the three months ended March 31, 2019 decreased $0.5 million from the same period in 2018. This decrease was related to the following factors:

•	Middlesex System revenues increased $0.8 million due to the following:
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $1.0 million;
o	Lower water usage from general meter service customers of $0.3 million;
o	All other revenue categories increased $0.1 million;
•	Tidewater System revenues decreased $0.1 million due to lower water demand offset by additional customers; and
•	Non-regulated revenues decreased by $1.2 million primarily due to changes resulting from USA-PA’s new 10 year contract with Perth Amboy. Under the new contract, USA-PA is directly responsible for wastewater services, for which USA-PA is compensated. Under the original contract, for wastewater services, USA-PA utilized, and was compensated for, the costs of a sub-contractor (as such, there is corresponding decrease in operations and maintenance expense).

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2019 decreased $1.7 million from the same period in 2018, primarily related to the following factors:

•	Under our new Perth Amboy operating contract, effective January 1, 2019, USA-PA no longer incurs sub-contractor fees for wastewater services, which resulted in a $1.4 million decrease in costs (there is a corresponding decrease in operating revenues);
•	Milder winter weather resulted in lower water main break costs of $0.2 million in our Middlesex System;
•	Variable production costs decreased $0.2 million due to lower customer demand; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended March 31, 2019 increased $0.4 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2019 increased $0.1 million from the same period in 2018 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2019 remained consistent with the same period in 2018 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress offset by higher actuarially-determined postretirement benefit plan non-service expense.

Interest Charges

Interest charges for the three months ended March 31, 2019 increased $0.1 million from the same period in 2018 due to higher average short-term debt outstanding at increased interest rates in 2019 as compared to 2018.

Income Taxes

Income taxes for the three months ended March 31, 2019 decreased $1.4 million from the same period in 2018, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, which was approved in Middlesex’s 2018 base rate case decision.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2019 increased $2.1 million as compared with the same period in 2018. Basic earnings per share were $0.40 and $0.27 for the three months ended March 31, 2019 and 2018, respectively. Diluted earnings per share were $0.39 and $0.27 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

Index

For the three months ended March 31, 2019, cash flows from operating activities decreased $1.3 million to $7.7 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors. The $7.7 million of net cash flow from operations enabled us to fund approximately 41% of utility plant expenditures internally for the period.

Investing Cash Flows

For the three months ended March 31, 2019, cash flows used in investing activities increased $2.3 million to $12.3 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2019, cash flows from financing activities increased $8.4 million to $5.8 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in short-term and long-term debt funding and increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2019 is currently estimated to be approximately $112 million. Through March 31, 2019, we have expended $12 million and expect to incur approximately $100 million for capital projects for the remainder of 2019.

We currently project that we may expend approximately $177 million for capital projects in 2020 and 2021. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2019, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan. which includes a 5% discount purchase program for 2019 (see discussion under “Common Stock” in Note 3 - Capitalization);
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Long-term Debt” in Note 3 - Capitalization);
•	Proceeds from the issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority (see discussion under “Long-term Debt” in Note 3 - Capitalization);
•	Proceeds from a common stock offering (see discussion under “Common Stock Offering” in Recent Developments above); and
•	Short-term borrowings, if necessary, through $100.0 million of active lines of credit with several financial institutions. As of March 31, 2019, there remains $51.5 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
(Principal Accounting Officer)

Date: May 6, 2019