Form 10-Q
period 2019-06-30
MIDDLESEX WATER CO
filed 2019-07-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(732) 634-1500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MSEX	NASDAQ

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2019: Common Stock, No Par Value: 16,568,090 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating Revenues	$33,393	$34,919	$64,090	$66,096

Operating Expenses:
Operations and Maintenance	16,781	16,825	32,901	34,659
Depreciation	4,123	3,736	8,170	7,345
Other Taxes	3,539	3,637	7,042	7,021

Total Operating Expenses	24,443	24,198	48,113	49,025

Operating Income	8,950	10,721	15,977	17,071

Other Income (Expense):
Allowance for Funds Used During Construction	643	214	1,158	381
Other Income (Expense), net	(80)	571	(138)	868

Total Other Income, net	563	785	1,020	1,249

Interest Charges	1,788	2,068	2,988	3,206

Income before Income Taxes	7,725	9,438	14,009	15,114

Income Taxes	(421)	763	(687)	1,945

Net Income	8,146	8,675	14,696	13,169

Preferred Stock Dividend Requirements	36	36	72	72

Earnings Applicable to Common Stock	$8,110	$8,639	$14,624	$13,097

Earnings per share of Common Stock:
Basic	$0.49	$0.53	$0.89	$0.80
Diluted	$0.49	$0.52	$0.88	$0.80

Average Number of
Common Shares Outstanding :
Basic	16,519	16,388	16,474	16,371
Diluted	16,675	16,544	16,630	16,527

Cash Dividends Paid per Common Share	$0.2400	$0.2238	$0.4800	$0.4475

 See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2019	2018
UTILITY PLANT:	Water Production	$157,634	$156,423
	Transmission and Distribution	525,843	512,202
	General	78,442	74,371
	Construction Work in Progress	56,215	32,878
	TOTAL	818,134	775,874
	Less Accumulated Depreciation	163,890	157,387
	UTILITY PLANT - NET	654,244	618,487

CURRENT ASSETS:	Cash and Cash Equivalents	2,990	3,705
	Accounts Receivable, net	11,756	11,762
	Unbilled Revenues	8,245	7,293
	Materials and Supplies (at average cost)	5,375	5,411
	Prepayments	3,917	2,644
	TOTAL CURRENT ASSETS	32,283	30,815

DEFERRED CHARGES	Operating Lease Right of Use Asset	6,323	—
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,116	5,254
	Regulatory Assets	99,130	99,236
	Restricted Cash	1,170	1,956
	Non-utility Assets - Net	10,322	9,989
	Other	1,983	2,093
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	121,044	118,528
	TOTAL ASSETS	$807,571	$767,830

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$165,138	$157,354
	Retained Earnings	98,146	91,433
	TOTAL COMMON EQUITY	263,284	248,787
	Preferred Stock	2,433	2,433
	Long-term Debt	163,574	152,851
	TOTAL CAPITALIZATION	429,291	404,071

CURRENT	Current Portion of Long-term Debt	7,353	7,343
LIABILITIES:	Notes Payable	59,400	48,500
	Accounts Payable	18,056	19,325
	Accrued Taxes	12,390	14,230
	Accrued Interest	1,279	1,289
	Unearned Revenues and Advanced Service Fees	1,047	1,036
	Other	3,007	2,640
	TOTAL CURRENT LIABILITIES	102,532	94,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	23,389	22,572
AND OTHER LIABILITIES:	Operating Lease Obligation	6,084	—
	Accumulated Deferred Income Taxes	48,617	47,270
	Employee Benefit Plans	29,310	30,661
	Regulatory Liabilities	73,957	79,112
	Other	2,612	2,730
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	183,969	182,345

CONTRIBUTIONS IN AID OF CONSTRUCTION		91,779	87,051
	TOTAL CAPITALIZATION AND LIABILITIES	$807,571	$767,830

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,696	$13,169
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,455	7,793
Provision for Deferred Income Taxes and Investment Tax Credits	(5,075)	(2,760)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(775)	(256)
Cash Surrender Value of Life Insurance	(200)	(60)
Stock Compensation Expense	703	535
Changes in Assets and Liabilities:
Accounts Receivable	6	(226)
Unbilled Revenues	(952)	(1,745)
Materials & Supplies	36	(708)
Prepayments	(1,273)	(1,397)
Accounts Payable	(1,269)	2,484
Accrued Taxes	(1,840)	3,282
Accrued Interest	(10)	166
Employee Benefit Plans	(2,804)	(2,478)
Unearned Revenue & Advanced Service Fees	11	23
Other Assets and Liabilities	1,911	1,401

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,620	19,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $383 in 2019, $125 in 2018	(35,698)	(28,377)

NET CASH USED IN INVESTING ACTIVITIES	(35,698)	(28,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,356)	(2,144)
Proceeds from Issuance of Long-term Debt	13,217	5,567
Net Short-term Bank Borrowings	10,900	11,000
Deferred Debt Issuance Expense	(1)	(75)
Common Stock Issuance Expense	(5)	—
Proceeds from Issuance of Common Stock	7,081	596
Payment of Common Dividends	(7,906)	(7,325)
Payment of Preferred Dividends	(72)	(72)
Construction Advances and Contributions-Net	1,719	1,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,577	8,587
NET CHANGES IN CASH AND CASH EQUIVALENTS	(1,501)	(567)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,661	6,397
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,160	$5,830

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,825	$2,064
Long term Debt Deobligation	$130	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,401	$2,711
Interest Capitalized	$383	$125
Income Taxes	$5,842	$1,989

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2019	2018
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2019 - 16,554; 2018 - 16,403	$165,138	$157,354

Retained Earnings	98,146	91,433
TOTAL COMMON EQUITY	$263,284	$248,787

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 126
Shares Outstanding - 23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 3	349	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,433	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$786	$924
6.25%, Amortizing Secured Note, due May 19, 2028	3,745	3,955
6.44%, Amortizing Secured Note, due August 25, 2030	3,127	3,267
6.46%, Amortizing Secured Note, due September 19, 2031	3,407	3,547
4.22%, State Revolving Trust Note, due December 31, 2022	202	228
3.60%, State Revolving Trust Note, due May 1, 2025	1,519	1,632
3.30% State Revolving Trust Note, due March 1, 2026	330	351
3.49%, State Revolving Trust Note, due January 25, 2027	369	389
4.03%, State Revolving Trust Note, due December 1, 2026	474	501
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	111	111
0.00%, State Revolving Fund Bond, due August 1, 2021	85	88
3.64%, State Revolving Trust Note, due July 1, 2028	225	235
3.64%, State Revolving Trust Note, due January 1, 2028	73	77
3.45%, State Revolving Trust Note, due August 1, 2031	880	907
6.59%, Amortizing Secured Note, due April 20, 2029	3,430	3,604
7.05%, Amortizing Secured Note, due January 20, 2030	2,646	2,771
5.69%, Amortizing Secured Note, due January 20, 2030	5,427	5,684
4.45%, Amortizing Secured Note, due April 20, 2040	9,167	9,387
4.47%, Amortizing Secured Note, due April 20, 2040	3,401	3,483
3.75%, State Revolving Trust Note, due July 1, 2031	1,892	1,954
2.00%, State Revolving Trust Note, due February 1, 2036	1,039	1,064
3.75%, State Revolving Trust Note, due November 30, 2030	990	1,024
0.00% Construction Loans	29,726	16,509
First Mortgage Bonds:
0.00%, Series Z, due August 1, 2019	113	113
5.25% to 5.75%, Series AA, due August 1, 2019	155	155
0.00%, Series BB, due August 1, 2021	354	362
4.00% to 5.00%, Series CC, due August 1, 2021	489	489
0.00%, Series EE, due August 1, 2023	1,818	1,876
3.00% to 5.50%, Series FF, due August 1, 2024	2,980	2,980
0.00%, Series GG, due August 1, 2026	710	723
4.00% to 5.00%, Series HH, due August 1, 2026	795	795
0.00%, Series II, due August 1, 2024	506	520
3.40% to 5.00%, Series JJ, due August 1, 2027	671	671
0.00%, Series KK, due August 1, 2028	880	898
5.00% to 5.50%, Series LL, due August 1, 2028	1,010	1,010
0.00%, Series MM, due August 1, 2030	1,103	1,137
3.00% to 4.375%, Series NN, due August 1, 2030	1,285	1,415
0.00%, Series OO, due August 1, 2031	1,906	1,956
2.00% to 5.00%, Series PP, due August 1, 2031	700	700
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	2,057	2,107
3.00% to 3.25%, Series UU, due August 1, 2032	800	800
0.00%, Series VV, due August 1, 2033	2,099	2,147
3.00% to 5.00%, Series WW, due August 1, 2033	795	795
0.00%, Series XX, due August 1, 2047	10,880	11,006
3.00% to 5.00%, Series YY, due August 1, 2047	3,860	3,860
0.00%, Series 2018A, due August 1, 2047	6,837	6,917
3.00%-5.00%, Series 2018B, due August 1, 2047	2,365	2,365
SUBTOTAL LONG-TERM DEBT	173,634	162,904
Add: Premium on Issuance of Long-term Debt	1,150	1,259
Less: Unamortized Debt Expense	(3,857)	(3,969)
Less: Current Portion of Long-term Debt	(7,353)	(7,343)
TOTAL LONG-TERM DEBT	$163,574	$152,851

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended June 30, 2018
Balance at April 1, 2018	16,358	$155,580	$74,855	$230,435
Net Income	—	—	8,675	8,675
Dividend Reinvestment & Common Stock Purchase Plan	7	310	—	310
Restricted Stock Award, Net - Employees	23	214	—	214
Stock Award - Board Of Directors	4	147	—	147
Shares Forefeited	—	—	—
Cash Dividends on Common Stock	—	—	(3,666)	(3,666)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Balance at June 30, 2018	16,392	$156,251	$79,828	$236,079

For the Six Months Ended June 30, 2018
Balance at January 1, 2018	16,352	$155,120	$74,056	$229,176
Net Income	—	—	13,169	13,169
Dividend Reinvestment & Common Stock Purchase Plan	15	596	—	596
Restricted Stock Award, Net - Employees	23	388	—	388
Stock Award - Board Of Directors	4	147	—	147
Shares Forefeited	(2)	—	—	—
Cash Dividends on Common Stock	—	—	(7,325)	(7,325)
Cash Dividends on Preferred Stock	—	—	(72)	(72)
Balance at June 30, 2018	16,392	$156,251	$79,828	$236,079

For the Three Months Ended June 30, 2019
Balance at April 1, 2019	16,451	$160,142	$94,000	$254,142
Net Income	—	—	8,146	8,146
Dividend Reinvestment & Common Stock Purchase Plan	82	4,522	—	4,522
Restricted Stock Award, Net - Employees	17	278	—	278
Stock Award - Board Of Directors	4	196	—	196
Cash Dividends on Common Stock	—	—	(3,964)	(3,964)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Balance at June 30, 2019	16,554	$165,138	$98,146	$263,284

For the Six Months Ended June 30, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	14,696	14,696
Dividend Reinvestment & Common Stock Purchase Plan	130	7,081	—	7,081
Restricted Stock Award, Net - Employees	17	507	—	507
Stock Award - Board Of Directors	4	196	—	196
Cash Dividends on Common Stock	—	—	(7,906)	(7,906)
Cash Dividends on Preferred Stock	—	—	(72)	(72)
Common Stock Expenses	—	—	(5)	(5)
Balance at June 30, 2019	16,554	$165,138	$98,146	$263,284

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

The consolidated notes within the 2018 Annual Report on Form 10-K (2018 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows for the three month and six month periods ended June 30, 2019 and 2018. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2018, has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.

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

Note 2 – Rate and Regulatory Matters

Middlesex – In December 2018, the New Jersey Board of Public Utilities (NJBPU) approved Middlesex’s petition to establish its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The PWAC tariff rate became effective on January 1, 2019.

Tidewater - Effective July 1, 2019, Tidewater reset its Delaware Public Service Commission (DEPSC) approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.5 million annually.

Index

In February 2019, Tidewater received approval from the DEPSC to reduce its rates, effective March 1, 2019, to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (Tax Act), resulting in an overall rate decrease of 3.35%, or $1.0 million of revenues, on an annual basis. The DEPSC also approved a one-time credit of $0.7 million to customers’ accounts related to the lower corporate income tax rate.

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

Twin Lakes - In July 2019, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (PAPUC) seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or has committed to make, and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request. A decision by the PAPUC is not expected before the first quarter of 2020.

Note 3 – Capitalization

Common Stock - During the six months ended June 30, 2019 and 2018, there were 129,675 common shares ($7.1 million) and 15,026 common shares (approximately $0.6 million), respectively, issued under the Middlesex Water Company Investment Plan (Investment Plan). On January 2, 2019, the Company began offering shares of its common stock for purchase at a 5% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 30, 2019, whichever event occurs first.  The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

In May 2019, Middlesex received approval from the NJBPU to issue and sell up to 1,500,000 shares of its common stock in one or more transactions through December 31, 2022. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described below in “Long-term Debt”, the NJBPU approved the New Jersey Economic Development Authority (NJEDA) debt funding component of the financing plan.

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

Index

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of New Jersey SRF program:

1)	In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through June 30, 2019, Middlesex has drawn a total of $22.5 million and expects to draw down the remaining proceeds through the first quarter of 2020.

2)	In March 2018, the NJBPU approved Middlesex’s request to borrow up to $14.0 million under the NJIB program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018. Through June 30, 2019, Middlesex has drawn a total of $7.2 million and expects to draw the remaining proceeds during the remainder of 2019. The NJIB has informed the Company that the RENEW 2018 interest-free construction loan is scheduled for the May 2020 long-term debt financing program.

In May 2018, Middlesex repaid its $9.5 million RENEW 2017 interest-free construction loan by issuing to the NJIB first mortgage bonds designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. Through June 30, 2019, Middlesex has drawn a total of $8.9 million and expects to finish drawing on this loan during the third quarter of 2019. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of First Mortgage Bonds (FMB) through the NJEDA in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on FMB issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest is subject to the Alternative Minimum Tax. Middlesex has selected an underwriter to market and sell up to $60 million of FMB in August 2019.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware subdivision. Tidewater closed on this SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater expects to close on this additional SRF loan in August 2019 and expects to draw down on the loan beginning in the fourth quarter of 2019 through the second quarter of 2020.

In 2019, the NJIB de-obligated principal payments of $0.1 million on Series NN of the Company’s First Mortgage Bonds.

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMB and State Revolving Fund Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes

Index

payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$100,780	$103,550	$101,411	$102,789

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $72.9 million and $61.5 million at June 30, 2019 and December 31, 2018, respectively. Customer advances for construction have carrying amounts of $23.4 million and $22.6 million at June 30, 2019 and December 31, 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2019		2018
Basic:	Income	Shares	Income	Shares
Net Income	$8,146	16,519	$8,675	16,388
Preferred Dividend	(36)		(36)
Earnings Applicable to Common Stock	$8,110	16,519	$8,639	16,388

Basic EPS	$0.49		$0.53

Diluted:
Earnings Applicable to Common Stock	$8,110	16,519	$8,639	16,388
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	6	41	6	41
Adjusted Earnings Applicable to Common Stock	$8,133	16,675	$8,662	16,544

Diluted EPS	$0.49		$0.52

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2019		2018
Basic:	Income	Shares	Income	Shares
Net Income	$14,696	16,474	$13,169	16,371
Preferred Dividend	(72)		(72)
Earnings Applicable to Common Stock	$14,624	16,474	$13,097	16,371

Basic EPS	$0.89		$0.80

Diluted:
Earnings Applicable to Common Stock	$14,624	16,474	$13,097	16,371
$7.00 Series Preferred Dividend	34	115	34	115
$8.00 Series Preferred Dividend	12	41	12	41
Adjusted Earnings Applicable to Common Stock	$14,670	16,630	$13,143	16,527

Diluted EPS	$0.88		$0.80

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2019	2018	2019	2018
Revenues:
Regulated	$30,444	$31,168	$58,342	$58,374
Non – Regulated	3,087	3,882	6,012	7,982
Inter-segment Elimination	(138)	(131)	(264)	(260)
Consolidated Revenues	$33,393	$34,919	$64,090	$66,096

Operating Income:
Regulated	$7,903	$9,988	$13,936	$15,613
Non – Regulated	1,047	733	2,041	1,458
Consolidated Operating Income	$8,950	$10,721	$15,977	$17,071

Net Income:
Regulated	$7,423	$8,151	$13,290	$12,134
Non – Regulated	723	524	1,406	1,035
Consolidated Net Income	$8,146	$8,675	$14,696	$13,169

Capital Expenditures:
Regulated	$23,268	$18,350	$35,561	$28,328
Non – Regulated	106	16	137	49
Total Capital Expenditures	$23,374	$18,366	$35,698	$28,377

	As of	As of
	June 30,	December 31,
	2019	2018
Assets:
Regulated	$807,021	$764,749
Non – Regulated	9,093	8,994
Inter-segment Elimination	(8,543)	(5,913)
Consolidated Assets	$807,571	$767,830

Note 6 – Short-term Borrowings

As of June 30, 2019, the Company retains lines of credit aggregating $100.0 million. At June 30, 2019, the outstanding borrowings under these credit lines were $59.4 million at a weighted average interest rate of 3.41%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average Daily Amounts Outstanding	$50,992	$31,555	$50,485	$29,721
Weighted Average Interest Rates	3.52%	3.10%	3.57%	2.94%

The maturity dates for the $59.4 million outstanding as of June 30, 2019 are in July 2019 through September 2019 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Treated	$827	$703	$1,597	$1,591
Untreated	782	850	1,643	1,780
Total Costs	$1,609	$1,553	$3,240	$3,371

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of both June 30, 2019 and December 31, 2018, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $1.5 million.

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

Index

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.1 million and less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively and $0.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

(In Millions)
June 30, 2019
ROU Asset at Lease Inception	$7.3
Accumulated Amortization	(1.0)
Current ROU Asset	$6.3

The Company’s future minimum operating lease commitments as of June30, 2019 are as follows:

(In Millions)
June 30, 2019
2019	$0.3
2020	0.8
2021	0.8
2022	0.8
2023	0.8
Thereafter	5.3
Total Lease Payments	$8.8
Imputed Interest	(2.0)
Present Value of Lease Payments	6.8
Less Current Portion*	(0.7)
Non-Current Lease Liability	$6.1
*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $116 million for its construction program in 2019. The Company has entered into several contractual construction agreements that, in the aggregate, obligate it to expend an estimated $77 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Index

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended June 30, 2019 and 2018, the Company made Pension Plan cash contributions of $0.5 million and $0.8 million, respectively. For the six months ended June 30, 2019 and 2018, the Company made Pension Plan cash contributions of $1.0 million and $1.3 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $2.6 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended June 30, 2019 and 2018, the Company made Other Benefits Plan cash contributions of $0.2 million, respectively. For each of the six months ended June 30, 2019 and 2018, the Company made Other Benefits Plan cash contributions of $0.4 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $1.0 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2019	2018	2019	2018

Service Cost	$543	$607	$210	$284
Interest Cost	857	765	496	474
Expected Return on Assets	(1,173)	(1,218)	(613)	(637)
Amortization of Unrecognized Losses	404	415	330	447
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	—	(402)
Net Periodic Benefit Cost*	$631	$569	$423	$166

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2019	2018	2019	2018

Service Cost	$1,085	$1,213	$420	$567
Interest Cost	1,713	1,530	992	949
Expected Return on Assets	(2,347)	(2,435)	(1,226)	(1,275)
Amortization of Unrecognized Losses	809	829	660	894
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	—	(803)
Net Periodic Benefit Cost*	$1,260	$1,137	$846	$332

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

The Company’s regulated revenue from contracts with customers is derived from tariff-based sales that result from the obligation to provide water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. The Company’s residential customers are billed quarterly while most of the Company’s industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 and 30 days after the invoice date. The Company recognizes revenue as the water and wastewater services are delivered to customers and records unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in its service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance of service provided to Tidewater customers and are recognized as service is provided.

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

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Regulated Tariff Sales
Residential	$17,780	$17,892	$33,760	$33,515
Commercial	3,744	3,771	7,053	6,880
Industrial	2,321	2,689	4,519	5,001
Fire Protection	3,098	3,073	6,111	5,961
Wholesale	3,429	3,680	6,768	6,892
Non-Regulated Contract Operations	2,986	3,781	5,810	7,780
Total Revenue from Contracts with Customers	$33,358	$34,886	$64,021	$66,029
Other Regulated Revenues	73	63	131	125
Other Non-Regulated Revenues	100	101	202	202
Inter-segment Elimination	(138)	(131)	(264)	(260)
Total Revenue	$33,393	$34,919	$64,090	$66,096

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In 2019, the Company paid $0.8 million in income taxes and $0.1 million in interest in connection with the conclusion and closing of the 2014 and 2015 tax return audits and reduced its income tax reserve provision and interest expense liability to $3.1 million and $0.2 million, respectively. The IRS is currently examining the 2016 and 2017 tax returns to determine the impact of the modifications on those filings and pending completion of those examinations, the final tax liability could be different than the recorded reserve provision.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of water;
-	ability to maintain compliance with all regulatory requirements with respect to water and wastewater treatment, distribution and collection;
-	actions taken by government regulators, including decisions on rate increase requests;
-	ability to meet new or modified water and wastewater quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	changes in the pace of residential housing development;
-	actions against the company that could be brought by third parties;
-	availability and cost of capital resources; and
-	other factors discussed elsewhere in this quarterly report.

Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak to the Company’s understanding as of the date of this report. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or, to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $116 million in 2019 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of four miles of water mains including service lines, valves, fire hydrants and meters in Carteret, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison Township, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, enhanced customer safety and convenience and reduced unmetered water; and
•	Additional standby emergency power generation.

Pinelands Files for Rate Increases - In March 2019, Pinelands Water and Pinelands Wastewater filed separate petitions with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase base rates by approximately $0.2 million and $0.5 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected before the fourth quarter of 2019.

Middlesex Receives Financing Approval - In May 2019, the NJBPU approved Middlesex’s petition with the NJBPU seeking approval to issue and sell up to 1,500,000 shares of its common stock in one or more transactions through December 31, 2022. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment plan.

Twin Lakes Files for Rate Increase - In July 2019, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (PAPUC) seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made, or has committed to make, and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request. A decision by the PAPUC is not expected before the first quarter of 2020.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Revenues in the first quarter of 2019 were favorably impacted by Middlesex’s April 2018 base water rate increase. Weather patterns experienced in 2017 and 2018, which resulted in lower customer demand for water, continue to occur in 2019 and have impacted revenues and net income. Actuarially-determined non-service retirement benefit plan costs are expected to increase in 2019. We continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Index

Organic residential customer growth through June 2019 has been consistent with that experienced in recent years.

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

Results of Operations – Three Months Ended June 30, 2019

	(In Thousands)
	Three Months Ended June 30,
	2019			2018
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$30,406	$2,987	$33,393	$31,138	$3,781	$34,919
Operations and maintenance expenses	14,957	1,824	16,781	13,918	2,907	16,825
Depreciation expense	4,061	62	4,123	3,690	46	3,736
Other taxes	3,485	54	3,539	3,542	95	3,637
Operating income	7,903	1,047	8,950	9,988	733	10,721

Other income, net	558	5	563	764	21	785
Interest expense	1,788	—	1,788	2,068	—	2,068
Income taxes	(750)	329	(421)	533	230	763
Net income	$7,423	$723	$8,146	$8,151	$524	$8,675

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2019 decreased $1.5 million from the same period in 2018. This decrease was related to the following factors:

•	Middlesex System revenues decreased $0.9 million due to the following:
o	Unfavorable weather reduced water demand from our general meter service and wholesale contract customers, resulting in lower revenues of $0.8 million and $0.2 million, respectively; and
o	All other revenue categories increased $0.1 million;
•	Tidewater System revenues increased $0.1 million due to additional customers, which was tempered by lower weather related water demand and reduced base tariff rates. The reduction in base rates was approved by the Delaware Public Service Commission (DEPSC) and became effective March 1, 2019, and was prompted by the lower corporate income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (Tax Act). There is a corresponding decrease in income tax expense;
•	Non-regulated revenues decreased by $0.8 million primarily due to changes resulting from USA-PA’s new 10 year contract with Perth Amboy. Under the new contract effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, a sub-contractor. This results in a corresponding decrease in operations and maintenance expense; and
•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2019 remained consistent with the same period in 2018, primarily related to the following factors:

•	Non-regulated operation and maintenance expenses decreased $1.1 million, primarily due to our new Perth Amboy operating contract, effective January 1, 2019, under which USA-PA no longer incurs sub-contractor fees for wastewater services. This results in a corresponding decrease in operating revenues;
•	Labor costs in our regulated subsidiaries increased $0.4 million due to increased headcount and increased average labor rates;
•	Rent costs increased $0.1 million due to the January 2019 commencement of our lease of new corporate administrative office space;
•	Health insurance costs increased $0.1 million due to increased premiums and headcount;
•	Increased costs of $0.1 million for water main break activity in our Middlesex System in the second quarter of 2019 as compared to the second quarter of 2018; and
•	All other operation and maintenance expense categories increased $0.4 million.

Depreciation

Depreciation expense for the three months ended June 30, 2019 increased $0.4 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2019 decreased $0.1 million from the same period in 2018 primarily due to lower revenue related taxes on lower revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2019 decreased $0.2 million from the same period in 2018, primarily due to higher actuarially-determined postretirement benefit plan non-service expense and the sale of wastewater franchise rights by our TESI subsidiary in the second quarter of 2018. This decrease was partially offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress.

Index

Interest Charges

Interest charges for the three months ended June 30, 2019 decreased $0.3 million from the same period in 2018 due to lower interest related to Internal Revenue Service (IRS) examinations of the Company’s federal income tax returns. This decrease was partially offset by higher average short-term debt outstanding at increased interest rates in 2019 as compared to 2018.

Income Taxes

Income taxes for the three months ended June 30, 2019 decreased $1.2 million from the same period in 2018, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of tangible property regulations prescribed by the IRS, which was approved in Middlesex’s 2018 base rate case decision, and lower-pre-tax income. In addition, Tidewater’s effective income tax rate was decreased in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the Tax Act. This has resulted in a corresponding decrease in operating revenues.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2019 decreased $0.5 million as compared with the same period in 2018. Basic earnings per share were $0.49 and $0.53 for the three months ended June 30, 2019 and 2018, respectively. Diluted earnings per share were $0.49 and $0.52 for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations – Six Months Ended June 30, 2019

	(In Thousands)
	Six Months Ended June 30,
	2019			2018
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$58,280	$5,810	$64,090	$58,316	$7,780	$66,096
Operations and maintenance expenses	29,374	3,527	32,901	28,626	6,033	34,659
Depreciation expense	8,047	123	8,170	7,254	91	7,345
Other taxes	6,923	119	7,042	6,823	198	7,021
Operating income	13,936	2,041	15,977	15,613	1,458	17,071

Other income, net	1,010	10	1,020	1,213	36	1,249
Interest expense	2,988	—	2,988	3,206	—	3,206
Income taxes	(1,332)	645	(687)	1,486	459	1,945
Net income	$13,290	$1,406	$14,696	$12,134	$1,035	$13,169

Operating Revenues

Operating revenues for the six months ended June 30, 2019 decreased $2.0 million from the same period in 2018. This decrease was related to the following factors:

•	Middlesex System revenues decreased $0.1 million due to the following:
o	Unfavorable weather reduced water demand from our general meter service and wholesale contract customers, resulting in reduced revenues of $1.1 million and $0.2 million, respectively; and;

Index
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $1.2 million;
•	Tidewater System revenues remained consistent primarily due to additional customers, which was tempered by lower weather related water demand and reduced base tariff rates. The reduction in base rates was approved by the DEPSC and became effective March 1, 2019, and was prompted by the lower corporate income tax rate enacted under the Tax Act. There is a corresponding decrease in income tax expense; and
•	Non-regulated revenues decreased by $2.0 million primarily due to changes resulting from USA-PA’s new 10 year contract with Perth Amboy. Under the new contract, effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, a sub-contractor. This results in a corresponding decrease in operations and maintenance expense.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2019 decreased $1.8 million from the same period in 2018, primarily related to the following factors:

•	Operation and maintenance expenses in our non-regulated subsidiaries decreased $2.5 million, primarily due to our new Perth Amboy operating contract, effective January 1, 2019, under which USA-PA no longer incurs sub-contractor fees for wastewater services. This results in a corresponding decrease in operating revenues;
•	Variable production costs decreased $0.2 million due to lower customer demand;
•	Labor costs in our regulated subsidiaries increased $0.3 million due to increased headcount and increased average labor rates;
•	Rent costs increased $0.2 million due to the January 2019 commencement of our lease of new corporate administrative office space;
•	Health insurance costs increased $0.2 million due to increased premiums and headcount; and
•	All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the six months ended June 30, 2019 increased $0.8 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2019 remained consistent with the same period in 2018 primarily due to lower revenue related taxes on lower revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the six months ended June 30, 2019 decreased $0.2 million from the same period in 2018, primarily due to higher actuarially-determined postretirement benefit plan non-service expense and the sale of wastewater franchise rights by our TESI subsidiary in the second quarter of 2018. This decrease was partially offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress.

Interest Charges

Interest charges for the six months ended June 30, 2019 decreased $0.2 million from the same period in 2018 due to lower interest associated with IRS examinations of the Company’s federal income tax returns. This decrease was partially offset by higher average short-term debt outstanding at increased interest rates in 2019 as compared to 2018.

Index

Income Taxes

Income taxes for the six months ended June 30, 2019 decreased $2.6 million from the same period in 2018, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, prescribed by the IRS, which was approved in Middlesex’s 2018 base rate case decision, and lower pre-tax income. In addition, Tidewater’s effective income tax rate was decreased in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the Tax Act. This has resulted in a corresponding decrease in operating revenues.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2019 increased $1.5 million as compared with the same period in 2018. Basic earnings per share were $0.89 and $0.80 for the six months ended June 30, 2019 and 2018, respectively. Diluted earnings per share were $0.88 and $0.80 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2019, cash flows from operating activities decreased $7.6 million to $11.6 million from the same period in 2018. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors and increased income tax payments. Utility plant expenditures for the period were primarily funded by financing activities.

Investing Cash Flows

For the six months ended June 30, 2019, cash flows used in investing activities increased $7.3 million to $35.7 million from the same period in 2018. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2019, cash flows from financing activities increased $14.0 million to $22.6 million from the same period in 2018. The majority of the increase in cash flows provided by financing activities is due to the net increase in long-term debt funding and increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we may use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from new offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2019 is currently estimated to be approximately $116 million. Through June 30, 2019, we have expended $36 million and expect to incur approximately $80 million for capital projects for the remainder of 2019.

Index

We currently project that we may expend approximately $204 million for capital projects in 2020 and 2021. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2019, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan. which includes a 5% discount purchase program for 2019 (see discussion under “Common Stock” in Note 3 - Capitalization);
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Long-term Debt” in Note 3 - Capitalization);
•	Proceeds from the issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority (see discussion under “Long-term Debt” in Note 3 - Capitalization);
•	If necessary, proceeds from a common stock offering (see discussion under “Common Stock Offering” in Recent Developments above); and
•	Short-term borrowings through $100.0 million of active lines of credit with several financial institutions. As of June 30, 2019, there remains $40.6 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2019 to 2047. Over the next twelve months, approximately $7.4 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Date: July 31, 2019