Form 10-Q
period 2019-09-30
MIDDLESEX WATER CO
filed 2019-11-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐    No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2019: Common Stock, No Par Value: 16,669,540 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating Revenues	$37,769	$38,713	$101,859	$104,809

Operating Expenses:
Operations and Maintenance	17,669	18,114	50,569	52,773
Depreciation	4,246	3,792	12,415	11,137
Other Taxes	3,871	3,889	10,913	10,910

Total Operating Expenses	25,786	25,795	73,897	74,820

Operating Income	11,983	12,918	27,962	29,989

Other Income (Expense):
Allowance for Funds Used During Construction	871	424	2,030	805
Other Income (Expense), net	(4)	409	(142)	1,277

Total Other Income, net	867	833	1,888	2,082

Interest Charges	1,996	1,723	4,984	4,929

Income before Income Taxes	10,854	12,028	24,866	27,142

Income Taxes	(265)	(262)	(952)	1,683

Net Income	11,119	12,290	25,818	25,459

Preferred Stock Dividend Requirements	30	36	102	108

Earnings Applicable to Common Stock	$11,089	$12,254	$25,716	$25,351

Earnings per share of Common Stock:
Basic	$0.67	$0.75	$1.56	$1.55
Diluted	$0.66	$0.74	$1.55	$1.54

Average Number of
Common Shares Outstanding:
Basic	16,610	16,394	16,520	16,379
Diluted	16,757	16,550	16,673	16,535

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2019	2018
UTILITY PLANT:	Water Production	$157,970	$156,423
	Transmission and Distribution	536,367	512,202
	General	80,635	74,371
	Construction Work in Progress	69,651	32,878
	TOTAL	844,623	775,874
	Less Accumulated Depreciation	166,873	157,387
	UTILITY PLANT - NET	677,750	618,487

CURRENT ASSETS:	Cash and Cash Equivalents	3,151	3,705
	Accounts Receivable, net	13,407	11,762
	Unbilled Revenues	9,417	7,293
	Materials and Supplies (at average cost)	5,159	5,411
	Prepayments	3,577	2,644
	TOTAL CURRENT ASSETS	34,711	30,815

DEFERRED CHARGES	Operating Lease Right of Use Asset	6,133	—
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,252	5,254
	Regulatory Assets	100,320	99,236
	Restricted Cash	53,927	1,956
	Non-utility Assets - Net	10,306	9,989
	Other	1,954	2,093
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	174,892	118,528
	TOTAL ASSETS	$887,353	$767,830

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$170,562	$157,354
	Retained Earnings	105,233	91,433
	TOTAL COMMON EQUITY	275,795	248,787
	Preferred Stock	2,084	2,433
	Long-term Debt	228,272	152,851
	TOTAL CAPITALIZATION	506,151	404,071

CURRENT	Current Portion of Long-term Debt	7,161	7,343
LIABILITIES:	Notes Payable	58,500	48,500
	Accounts Payable	20,178	19,325
	Accrued Taxes	12,132	14,230
	Accrued Interest	799	1,289
	Unearned Revenues and Advanced Service Fees	1,048	1,036
	Other	3,657	2,640
	TOTAL CURRENT LIABILITIES	103,475	94,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	22,682	22,572
AND OTHER LIABILITIES:	Operating Lease Obligation	5,908	—
	Accumulated Deferred Income Taxes	50,947	47,270
	Employee Benefit Plans	27,826	30,661
	Regulatory Liabilities	72,000	79,112
	Other	2,567	2,730
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	181,930	182,345

CONTRIBUTIONS IN AID OF CONSTRUCTION		95,797	87,051
	TOTAL CAPITALIZATION AND LIABILITIES	$887,353	$767,830

See Notes to Condensed Consolidate Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,818	$25,459
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,858	11,743
Provision for Deferred Income Taxes	(8,379)	(5,975)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,330)	(538)
Cash Surrender Value of Life Insurance	(187)	(119)
Stock Compensation Expense	409	757
Changes in Assets and Liabilities:
Accounts Receivable	(1,645)	(2,759)
Unbilled Revenues	(2,124)	(2,098)
Materials and Supplies	252	(1,515)
Prepayments	(933)	(1,111)
Accounts Payable	853	5,606
Accrued Taxes	(2,098)	3,400
Accrued Interest	(490)	(545)
Employee Benefit Plans	(640)	(1,426)
Unearned Revenue & Advanced Service Fees	12	85
Other Assets and Liabilities	972	1,899

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,348	32,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $700 in 2019 and $267 in 2018	(61,220)	(49,518)

NET CASH USED IN INVESTING ACTIVITIES	(61,220)	(49,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,315)	(6,013)
Proceeds from Issuance of Long-term Debt	82,446	9,265
Net Short-term Bank Borrowings	10,000	20,500
Deferred Debt Issuance Expense	(754)	(862)
Common Stock Issuance Expense	(22)	—
Proceeds from Issuance of Common Stock	12,449	864
Payment of Common Dividends	(11,893)	(10,993)
Payment of Preferred Dividends	(102)	(108)
Construction Advances and Contributions-Net	3,480	3,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,289	15,793
NET CHANGES IN CASH AND CASH EQUIVALENTS	51,417	(862)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,661	6,397
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$57,078	$5,535

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,375	$3,028
Long-term Debt Deobligation	$130	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,929	$5,090
Interest Capitalized	$700	$267
Income Taxes	$6,752	$3,191

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands

	September 30,	December 31,
	2019	2018
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2019 - 16,670; 2018 - 16,403	$170,562	$157,354

Retained Earnings	105,233	91,433
TOTAL COMMON EQUITY	$275,795	$248,787

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 2019 - 123; 2018 - 126
Shares Outstanding - 2019 - 20; 2018 - 23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 2019 - 0; 2018 - 3	—	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$715	$924
6.25%, Amortizing Secured Note, due May 19, 2028	3,640	3,955
6.44%, Amortizing Secured Note, due August 25, 2030	3,057	3,267
6.46%, Amortizing Secured Note, due September 19, 2031	3,337	3,547
4.22%, State Revolving Trust Note, due December 31, 2022	202	228
3.60%, State Revolving Trust Note, due May 1, 2025	1,519	1,632
3.30% State Revolving Trust Note, due March 1, 2026	309	351
3.49%, State Revolving Trust Note, due January 25, 2027	349	389
4.03%, State Revolving Trust Note, due December 1, 2026	474	501
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	60	111
0.00%, State Revolving Fund Bond, due August 1, 2021	50	88
3.64%, State Revolving Trust Note, due July 1, 2028	225	235
3.64%, State Revolving Trust Note, due January 1, 2028	73	77
3.45%, State Revolving Trust Note, due August 1, 2031	851	907
6.59%, Amortizing Secured Note, due April 20, 2029	3,343	3,604
7.05%, Amortizing Secured Note, due January 20, 2030	2,583	2,771
5.69%, Amortizing Secured Note, due January 20, 2030	5,299	5,684
4.45%, Amortizing Secured Note, due April 20, 2040	9,057	9,387
4.47%, Amortizing Secured Note, due April 20, 2040	3,361	3,483
3.75%, State Revolving Trust Note, due July 1, 2031	1,892	1,954
2.00%, State Revolving Trust Note, due February 1, 2036	1,013	1,064
3.75%, State Revolving Trust Note, due November 30, 2030	990	1,024
0.00% Construction Loans	38,171	16,509
First Mortgage Bonds:
0.00%, Series Z, due August 1, 2019	—	113
5.25% to 5.75%, Series AA, due August 1, 2019	—	155
0.00%, Series BB, due August 1, 2021	241	362
4.00% to 5.00%, Series CC, due August 1, 2021	331	489
0.00%, Series EE, due August 1, 2023	1,455	1,876
3.00% to 5.50%, Series FF, due August 1, 2024	2,440	2,980
0.00%, Series GG, due August 1, 2026	633	723
4.00% to 5.00%, Series HH, due August 1, 2026	710	795
0.00%, Series II, due August 1, 2024	429	520
3.40% to 5.00%, Series JJ, due August 1, 2027	588	671
0.00%, Series KK, due August 1, 2028	807	898
5.00% to 5.50%, Series LL, due August 1, 2028	928	1,010
0.00%, Series MM, due August 1, 2030	1,037	1,137
3.00% to 4.375%, Series NN, due August 1, 2030	1,190	1,415
0.00%, Series OO, due August 1, 2031	1,806	1,956
2.00% to 5.00%, Series PP, due August 1, 2031	660	700
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,957	2,107
3.00% to 3.25%, Series UU, due August 1, 2032	755	800
0.00%, Series VV, due August 1, 2033	2,003	2,147
3.00% to 5.00%, Series WW, due August 1, 2033	755	795
0.00%, Series XX, due August 1, 2047	10,627	11,006
3.00% to 5.00%, Series YY, due August 1, 2047	3,785	3,860
0.00%, Series 2018A, due August 1, 2047	6,678	6,917
3.00%-5.00%, Series 2018B, due August 1, 2047	2,320	2,365
4.00%, Series 2019A, due August 1, 2059	32,500	—
5.00%, Series 2019B, due August 1, 2059	21,200	—
SUBTOTAL LONG-TERM DEBT	231,820	162,904
Add: Premium on Issuance of Long-term Debt	8,164	1,259
Less: Unamortized Debt Expense	(4,551)	(3,969)
Less: Current Portion of Long-term Debt	(7,161)	(7,343)
TOTAL LONG-TERM DEBT	$228,272	$152,851

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended September 30, 2018
Balance at July 1, 2018	16,392	156,251	79,826	$236,077
Net Income	—	—	12,290	12,290
Dividend Reinvestment & Common Stock Purchase Plan	8	266	—	266
Restricted Stock Award, Net - Employees	—	242	—	242
Shares Forfeited	(2)	(18)	—	(18)
Cash Dividends on Common Stock ($0.2238 per share)	—	—	(3,667)	(3,667)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Balance at September 30, 2018	16,398	$156,741	$88,413	$245,154

For the Nine Months Ended September 30, 2018
Balance at January 1, 2018	16,352	$155,120	$74,055	$229,175
Net Income	—	—	25,459	25,459
Dividend Reinvestment & Common Stock Purchase Plan	21	864	—	864
Restricted Stock Award, Net - Employees	23	628	—	628
Stock Award - Board Of Directors	4	147	—	147
Shares Forfeited	(2)	(18)	—	(18)
Cash Dividends on Common Stock ($0.6713 per share)	—	—	(10,993)	(10,993)
Cash Dividends on Preferred Stock	—	—	(108)	(108)
Balance at September 30, 2018	16,398	$156,741	$88,413	$245,154

For the Three Months Ended September 30, 2019
Balance at July 1, 2019	16,554	$165,138	$98,146	$263,284
Net Income	—	—	11,119	11,119
Dividend Reinvestment & Common Stock Purchase Plan	92	5,368	—	5,368
Restricted Stock Award, Net - Employees	1	172	—	172
Shares Forefeited	(18)	(466)	—	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	—	350
Cash Dividends on Common Stock ($0.2400 per share)	—	—	(3,987)	(3,987)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(15)	(15)
Balance at September 30, 2019	16,670	$170,562	$105,233	$275,795

For the Nine Months Ended September 30, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	25,818	25,818
Dividend Reinvestment & Common Stock Purchase Plan	222	12,449	—	12,449
Restricted Stock Award, Net - Employees	18	679	—	679
Stock Award - Board Of Directors	4	196	—	196
Shares Forefeited	(18)	(466)	—	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	—	350
Cash Dividends on Common Stock ($0.7200 per share)	—	—	(11,893)	(11,893)
Cash Dividends on Preferred Stock	—	—	(102)	(102)
Common Stock Expenses	—	—	(23)	(23)
Balance at September 30, 2019	16,670	$170,562	$105,233	$275,795

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

The consolidated notes within the 2018 Annual Report on Form 10-K (2018 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2019 and 2018. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2018, has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.

Recent Developments

Tidewater to Acquire Water Systems - On October 8, 2019, the Delaware Public Service Commission (DEPSC) approved Tidewater’s request to purchase the water utility assets of J.H. Wilkerson and Son, Inc. and transfer the Certificate of Public Convenience and Necessity in order for Tidewater to serve the approximate 1,000 customers currently connected to eight community water systems located mostly in eastern Sussex County, Delaware. The DEPSC also authorized Tidewater to maintain the existing rates that these customers currently pay. The transaction is expected to close in the fourth quarter of 2019.

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

Tidewater - Effective July 1, 2019, Tidewater reset its DEPSC approved Distribution System Improvement Charge rate, which is expected to generate revenues of approximately $0.5 million annually.

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

Pinelands - On October 25, 2019, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a $0.5 million increase in annual base rates, effective November 4, 2019. In March 2019, Pinelands Water and Pinelands Wastewater had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.7 million per year. The requests were necessitated by capital infrastructure investments both companies had made, and increased operations and maintenance costs.

Twin Lakes - In July 2019, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (PAPUC) seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request. A decision by the PAPUC is not expected before the first quarter of 2020.

Note 3 – Capitalization

Common Stock - During the nine months ended September 30, 2019 and 2018, there were 221,558 common shares ($12.4 million) and 21,001 common shares (approximately $0.9 million), respectively, issued under the Middlesex Water Company Investment Plan (Investment Plan). On January 2, 2019, the Company began offering shares of its common stock for purchase at a 5% discount to participants in the Investment Plan. In August 2019, the 200,000 share purchase limit established for the 5% discount program was reached and the program was concluded.

In September 2019, the Company determined it had inadvertently sold shares of its common stock through the Investment Plan from August 1, 2018 through September 3, 2019 (Eligible Period) after the registration statement covering sales through the Investment Plan had expired and therefore was no longer effective. Under applicable federal securities laws, participants in the Investment Plan who purchased shares of common stock have a right to rescind their Eligible Period purchases and require the Company to repurchase these shares for an amount equal to the price paid by the participant, less any dividends paid on the purchased shares, plus interest.

In October 2019, the Company’s Board of Directors approved a plan to voluntarily offer a right of rescission (Rescission Offer) to Investment Plan participants who purchased shares of the Company’s common stock during the Eligible Period. During the Eligible Period, Investment Plan participants purchased 232,643 shares at an average price of $55.79 per share.

On October 11, 2019, the Company filed a supplement to the Investment Plan prospectus (Prospectus Supplement) with the United States Securities and Exchange Commission registering both the Rescission Offer and the 232,643 shares sold during the Eligible Period and notifying eligible Investment Plan participants of the specific details of the Rescission Offer. Investment Plan participants have thirty (30) days from the notification date to decide to accept or reject the Rescission Offer. Based on the current market price of the Company’s common stock, the Company does not expect that the exercise of any applicable rescission rights under the Rescission Offer by participants will have a material impact on its results of operations, financial condition or liquidity.

Index

For the nine months ended September 30, 2019, 3,000 shares (approximately $0.3 million) of the Company’s no par $8.00 Series Cumulative and Convertible Preferred Stock were converted into 41,142 shares of common stock.

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

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of New Jersey SRF program:

1)	In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through September 30, 2019, Middlesex has drawn a total of $30.2 million and expects to draw down the remaining proceeds through the first quarter of 2020.

2)	In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018. Through September 30, 2019, Middlesex has drawn a total of $8.0 million and drew the remaining proceeds in October 2019.

The Company expects that the large-diameter transmission pipeline and the 2018 RENEW construction loans will be included in the NJIB May 2020 long-term debt financing program.

In May 2018, Middlesex repaid its RENEW 2017 interest-free construction loan by issuing to the NJIB first mortgage bonds in the amount of $9.5 million designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

Index

In 2019, the NJIB de-obligated principal payments of $0.1 million on Series NN of the Company’s First Mortgage Bonds.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of First Mortgage Bonds (FMB) through the NJEDA in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on debt issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest received by the bondholder is subject to the Alternative Minimum Tax.

In August 2019, Middlesex priced and closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, is held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through September 30, 2019, Middlesex has drawn a total of $7.6 million and currently expects to draw the remaining $53.2 million of proceeds, currently included in Restricted Cash, through the third quarter of 2021.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware community. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater closed on the additional SRF loan in October 2019 and immediately began drawing on the combined loan amount with expected draws continuing through the first quarter of 2020.

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

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$151,361	$154,355	$101,411	$102,789

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $80.5 million and $61.5 million at September 30, 2019 and December 31, 2018, respectively. Customer advances for construction have carrying amounts of $22.7 million and $22.6 million at September 30, 2019 and December 31, 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2019		2018
Basic:	Income	Shares	Income	Shares
Net Income	$11,119	16,610	$12,290	16,394
Preferred Dividend	(30)		(36)
Earnings Applicable to Common Stock	$11,089	16,610	$12,254	16,394

Basic EPS	$0.67		$0.75

Diluted:
Earnings Applicable to Common Stock	$11,089	16,610	$12,254	16,394
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	—	32	6	41
Adjusted Earnings Applicable to Common Stock	$11,106	16,757	$12,277	16,550

Diluted EPS	$0.66		$0.74

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2019		2018
Basic:	Income	Shares	Income	Shares
Net Income	$25,818	16,520	$25,459	16,379
Preferred Dividend	(102)		(108)
Earnings Applicable to Common Stock	$25,716	16,520	$25,351	16,379

Basic EPS	$1.56		$1.55

Diluted:
Earnings Applicable to Common Stock	$25,716	16,520	$25,351	16,379
$7.00 Series Preferred Dividend	50	115	50	115
$8.00 Series Preferred Dividend	12	38	18	41
Adjusted Earnings Applicable to Common Stock	$25,778	16,673	$25,419	16,535

Diluted EPS	$1.55		$1.54

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2019	2018	2019	2018
Revenues:
Regulated	$35,000	$34,628	$93,342	$93,002
Non – Regulated	3,020	4,304	9,032	12,286
Inter-segment Elimination	(251)	(219)	(515)	(479)
Consolidated Revenues	$37,769	$38,713	$101,859	$104,809

Operating Income:
Regulated	$11,001	$12,214	$24,937	$27,827
Non – Regulated	982	704	3,025	2,162
Consolidated Operating Income	$11,983	$12,918	$27,962	$29,989

Net Income:
Regulated	$10,409	$11,770	$23,700	$23,904
Non – Regulated	710	520	2,118	1,555
Consolidated Net Income	$11,119	$12,290	$25,818	$25,459

Capital Expenditures:
Regulated	$25,437	$21,141	$60,998	$49,469
Non – Regulated	85	—	222	49
Total Capital Expenditures	$25,522	$21,141	$61,220	$49,518

	As of	As of
	September 30,	December 31,
	2019	2018
Assets:
Regulated	$886,280	$764,749
Non – Regulated	9,593	8,994
Inter-segment Elimination	(8,520)	(5,913)
Consolidated Assets	$887,353	$767,830

Note 6 – Short-term Borrowings

As of September 30, 2019, the Company retained lines of credit aggregating $120.0 million, an increase of $20.0 million from June 30, 2019. In October 2019, the Company increased its lines of credit to $140.0 million. At September 30, 2019, the outstanding borrowings under these credit lines were $58.5 million at a weighted average interest rate of 3.06%.

Index

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average Daily Amounts Outstanding	$58,259	$43,402	$56,881	$34,332
Weighted Average Interest Rates	3.26%	3.24%	3.45%	3.09%

The maturity dates for the $58.5 million outstanding as of September 30, 2019 are in October 2019 through December 2019 and are extendable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Treated	$818	$836	$2,415	$2,427
Untreated	878	948	2,521	2,728
Total Costs	$1,696	$1,784	$4,936	$5,155

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

If required to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. As of September 30, 2019 and December 31, 2018, the liability recognized in Other Non-Current Liabilities on the balance sheet for the guaranty is approximately $1.4 million and $1.5 million, respectively.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.2 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

(In Millions)
September 30, 2019
ROU Asset at Lease Inception	$7.3
Accumulated Amortization	(1.2)
Current ROU Asset	$6.1

The Company’s future minimum operating lease commitments as of September 30, 2019 are as follows:

(In Millions)
September 30, 2019
2019	$0.2
2020	0.8
2021	0.8
2022	0.8
2023	0.8
Thereafter	5.2
Total Lease Payments	$8.6
Imputed Interest	(2.0)
Present Value of Lease Payments	6.6
Less Current Portion*	(0.7)
Non-Current Lease Liability	$5.9

*Included in Other Current Liabilities

Index

Construction - The Company has forecasted to spend approximately $105 million for its construction program in 2019. The Company has entered into several contractual construction agreements that, in the aggregate, obligate it to expend an estimated $68 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For the three months ended September 30, 2019 and 2018, the Company made Pension Plan cash contributions of $1.3 million and $1.1 million, respectively. For each of the nine months ended September 30, 2019 and 2018, the Company made Pension Plan cash contributions of $2.3 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $1.3 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three months ended September 30, 2019 and 2018, the Company made Other Benefits Plan cash contributions of $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company made Other Benefits Plan cash contributions of $0.6 million and $0.5 million, respectively. The Company expects to make Other Benefits Plan cash contributions of approximately $0.8 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2019	2018	2019	2018

Service Cost	$543	$607	$210	$284
Interest Cost	857	765	496	474
Expected Return on Assets	(1,173)	(1,218)	(613)	(637)
Amortization of Unrecognized Losses	404	415	330	447
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	—	(402)
Net Periodic Benefit Cost*	$631	$569	$423	$166

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2019	2018	2019	2018

Service Cost	$1,628	$1,820	$630	$851
Interest Cost	2,570	2,296	1,488	1,423
Expected Return on Assets	(3,520)	(3,653)	(1,838)	(1,912)
Amortization of Unrecognized Losses	1,213	1,244	989	1,340
Amortization of Unrecognized Prior Service Cost (Credit)	—	—	—	(1,205)
Net Periodic Benefit Cost*	$1,891	$1,707	$1,269	$497

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

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Regulated Tariff Sales
Residential	$20,693	$19,788	$54,453	$53,303
Commercial	4,487	4,418	11,539	11,298
Industrial	2,723	2,868	7,242	7,869
Fire Protection	3,100	3,084	9,211	9,045
Wholesale	3,813	4,319	10,582	11,211
Non-Regulated Contract Operations	2,919	4,203	8,729	11,983
Total Revenue from Contracts with Customers	$37,735	$38,680	$101,756	$104,709
Other Regulated Revenues	184	151	315	276
Other Non-Regulated Revenues	101	101	303	303
Inter-segment Elimination	(251)	(219)	(515)	(479)
Total Revenue	$37,769	$38,713	$101,859	$104,809

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In March 2019 and June 2019, the Company paid $0.8 million in income taxes and $0.1 million in interest, respectively, in connection with the conclusion and closing of the 2014 and 2015 tax return audits. As of September 30, 2019, the Company has reduced its income tax reserve provision and interest expense liability to $2.4 million and $0.1 million, respectively. In October 2019, the Company paid $1.9 million in income taxes in connection with the conclusion and closing of the 2016 and 2017 tax return audits.

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

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program, Water for Tomorrow, encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $105 million in 2019 in connection with this plan for projects that include, but are not limited to;

•	Construction of a 4.6 mile water transmission pipeline to provide critical resiliency and redundancy to the Company’s water transmission system in New Jersey;
•	Replacement of four miles of water mains including service lines, valves, fire hydrants and meters in Carteret, New Jersey;
•	Enhanced treatment process at the Company’s largest water plant in Edison Township, New Jersey, to mitigate the formation of disinfection by-products that can develop during treatment;
•	Relocation of water meters from inside customers’ premises to exterior meter pits to allow quicker access by crews in emergencies, to enhance customer safety and convenience and to reduce unmetered water; and
•	Additional standby emergency power generation.

Pinelands’ Base Rate Increases Approved – On October 25, 2019, Pinelands Water and Pinelands Wastewater concluded their base rate matters when the New Jersey Board of Public Utilities (NJBPU) approved a $0.5 million increase in annual base rates, effective November 4, 2019. In March 2019, Pinelands Water and Pinelands Wastewater had filed petitions with the NJBPU seeking permission to increase base rates by approximately $0.7 million per year. The requests were necessitated by capital infrastructure investments both companies had made and increased operations and maintenance costs.

Tidewater to Acquire Water Systems - On October 8, 2019, the Delaware Public Service Commission (DEPSC) approved Tidewater’s request to purchase the water utility assets of J.H. Wilkerson and Son, Inc. and transfer the Certificate of Public Convenience and Necessity in order for Tidewater to serve the approximate 1,000 customers currently connected to eight community water systems located mostly in eastern Sussex County, Delaware. The DEPSC also authorized Tidewater to maintain the existing rates that these customers currently pay. The transaction is expected to close in the fourth quarter of 2019.

Middlesex Issues $53.7 Million of First Mortgage Bonds - As part of the Company’s comprehensive financing plan to fund its Water for Tomorrow capital construction program, in August 2019, Middlesex priced and closed on a New Jersey Economic Development Authority debt financing transaction of $53.7 million by issuing First Mortgage Bonds designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects, including certain of the projects noted above. Through September 30, 2019, Middlesex has drawn a total of $7.6 million from the proceeds and expects to draw the remaining $53.2 million through the third quarter of 2021.

Twin Lakes Files for Rate Increase - In July 2019, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (PAPUC) seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made and increased operations and maintenance costs. We cannot predict whether the PAPUC will ultimately approve, deny, or reduce the amount of the request. A decision by the PAPUC is not expected before the first quarter of 2020.

Index

Middlesex Receives Financing Approval - In May 2019, the NJBPU approved Middlesex’s petition with the NJBPU seeking approval to issue and sell up to 1,500,000 shares of its common stock in one or more transactions through December 31, 2022. Sales of additional shares of common stock are also part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment plan.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Revenues in the first quarter of 2019 were favorably impacted by Middlesex’s April 2018 base water rate increase. Weather patterns experienced in 2017 and 2018, which resulted in lower customer demand for water, have continued to occur in 2019 and have impacted revenues and net income. Actuarially-determined non-service retirement benefit plan costs are expected to increase in 2019. We continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Organic residential customer growth through September 2019 has been consistent with that experienced in recent years.

Our strategy for profitable growth is focused on the following key areas:

•	Timely and adequate recovery of infrastructure investments and other costs to maintain service quality;
•	Prudent acquisitions of investor and municipally-owned water and wastewater utilities;
•	Operation of municipal and industrial water and wastewater systems on a contract basis; and
•	Invest in projects, products and services that complement our core water and wastewater competencies.

Operating Results by Segment

The discussion of the Company’s operating results is on a consolidated basis and includes significant factors by subsidiary. The Company has two operating segments, Regulated and Non-Regulated. The operations of the Regulated segment are subject to regulations promulgated by state public utility commissions as to rates and levels of service. Rates and levels of service in the Non-Regulated segment are subject to the terms of individually-negotiated and executed contracts with municipal, industrial and other clients. Both segments are subject to federal and state environmental, water and wastewater quality and other associated legal and regulatory requirements.

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated-USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended September 30, 2019

	(In Thousands)
	Three Months Ended September 30,
	2019			2018
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$34,850	$2,919	$37,769	$34,510	$4,203	$38,713
Operations and maintenance expenses	15,859	1,810	17,669	14,764	3,350	18,114
Depreciation expense	4,182	64	4,246	3,745	47	3,792
Other taxes	3,808	63	3,871	3,787	102	3,889
Operating income	11,001	982	11,983	12,214	704	12,918

Other income, net	824	43	867	772	61	833
Interest expense	1,996	—	1,996	1,723	—	1,723
Income taxes	(580)	315	(265)	(507)	245	(262)
Net income	$10,409	$710	$11,119	$11,770	$520	$12,290

Operating Revenues

Operating revenues for the three months ended September 30, 2019 decreased $0.9 million from the same period in 2018. This decrease was related to the following factors:

•	Middlesex System revenues decreased $0.6 million due to reduced water consumption across all classes of customers as a result of weather. A reduction in water consumption by wholesale contract customers accounted for $0.5 million of this decrease;
•	Tidewater System revenues increased $0.9 million due to additional customers, somewhat offset by reduced base tariff rates. The reduction in base tariff rates, which was approved by the DEPSC, became effective March 1, 2019, and was prompted by the lower corporate income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (Tax Act). There is a corresponding decrease in income tax expense;
•	Non-regulated revenues decreased $1.3 million primarily due to changes resulting from USA-PA’s 10-year contract with Perth Amboy. Under the new contract effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, subcontracted wastewater services. This results in a related decrease in operations and maintenance expense; and
•	All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2019 decreased $0.4 million from the same period in 2018, primarily related to the following factors:

•	Non-regulated operation and maintenance expenses decreased $1.5 million, primarily due to our new Perth Amboy operating contract, effective January 1, 2019, under which USA-PA no longer incurs sub-contractor fees for wastewater services. This results in a related decrease in operating revenues;
•	Retirement benefit plan expenses decreased $0.1 million due to lower actuarially-determined postretirement benefit plan service expense;
•	Labor costs in our regulated subsidiaries increased $1.4 million due to increased headcount, increased average labor rates and payments relative to certain retiring employees; and
•	All other operation and maintenance expense categories decreased $0.2 million.

Index

Depreciation

Depreciation expense for the three months ended September 30, 2019 increased $0.5 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2019 remained consistent with the same period in 2018 primarily due to lower revenue related taxes on lower revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the three months ended September 30, 2019 remained consistent with the same period in 2018, primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress offset by higher actuarially-determined postretirement benefit plan non-service expense.

Interest Charges

Interest charges for the three months ended September 30, 2019 increased $0.3 million from the same period in 2018 due to higher average short-term and long-term debt outstanding partially offset by lower interest related to Internal Revenue Service (IRS) examinations of the Company’s federal income tax returns.

Income Taxes

Income taxes for the three months ended September 30, 2019 remained consistent with the same period in 2018, primarily due to lower-pre-tax income and a decrease in Tidewater’s effective income tax rate in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the Tax Act. The decrease in Tidewater’s effective tax rate has also resulted in a corresponding decrease in operating revenues. Offsetting the decreases above were lower tax deductible repair and maintenance expenses, which results in higher tax expense.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2019 decreased $1.2 million as compared with the same period in 2018. Basic earnings per share were $0.67 and $0.75 for the three months ended September 30, 2019 and 2018, respectively. Diluted earnings per share were $0.66 and $0.74 for the three months ended September 30, 2019 and 2018, respectively.

Index

Results of Operations – Nine Months Ended September 30, 2019

	(In Thousands)
	Nine Months Ended September 30,
	2019			2018
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$93,130	$8,729	$101,859	$92,826	$11,983	$104,809
Operations and maintenance expenses	45,233	5,336	50,569	43,390	9,383	52,773
Depreciation expense	12,229	186	12,415	10,999	138	11,137
Other taxes	10,731	182	10,913	10,610	300	10,910
Operating income	24,937	3,025	27,962	27,827	2,162	29,989

Other income, net	1,835	53	1,888	1,985	97	2,082
Interest expense	4,984	—	4,984	4,929	—	4,929
Income taxes	(1,912)	960	(952)	979	704	1,683
Net income	$23,700	$2,118	$25,818	$23,904	$1,555	$25,459

Operating Revenues

Operating revenues for the nine months ended September 30, 2019 decreased $3.0 million from the same period in 2018. This decrease was related to the following factors:

•	Middlesex System revenues decreased $0.7 million due to the following:
o	Reduced water consumption related to weather across all classes of customers, resulting in reduced revenues of $1.9 million; and
o	Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $1.2 million;
•	Tidewater System revenues increased $0.9 million primarily due to additional customers, which was mitigated by reduced base tariff rates. The reduction in base rates was approved by the DEPSC and became effective March 1, 2019, and was prompted by the lower corporate income tax rate enacted under the Tax Act. There is a corresponding decrease in income tax expense; and
•	Non-regulated revenues decreased $3.3 million, primarily due to changes resulting from USA-PA’s new 10-year contract with Perth Amboy. Under the new contract, effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, subcontracted wastewater services. This results in a related decrease in operations and maintenance expense; and
•	All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2019 decreased $2.2 million from the same period in 2018, primarily related to the following factors:

•	Operation and maintenance expenses in our non-regulated subsidiaries decreased $4.0 million, primarily due to our new Perth Amboy operating contract, effective January 1, 2019, under which USA-PA no longer incurs sub-contractor fees for wastewater services. This results in a related decrease in operating revenues;
•	Retirement benefit plan expenses decreased $0.2 million due to lower actuarially-determined postretirement benefit plan service expense;
•	Labor costs in our regulated subsidiaries increased $1.7 million due to increased headcount, increased average labor rates and payments relative to certain retiring employees;

Index

•	Rent costs increased $0.2 million due to the January 2019 commencement of our lease of new corporate administrative office space;
•	Health insurance costs increased $0.2 million due to increased premiums and headcount; and
•	All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2019 increased $1.3 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2019 remained consistent with the same period in 2018 primarily due to lower revenue related taxes on lower revenues in our Middlesex system offset by higher payroll taxes.

Other Income, net

Other Income, net for the nine months ended September 30, 2019 decreased $0.2 million from the same period in 2018, primarily due to higher actuarially-determined postretirement benefit plan non-service expense and the sale of wastewater franchise rights by our TESI subsidiary in the second quarter of 2018. This decrease was partially offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress.

Interest Charges

Interest charges for the nine months ended September 30, 2019 increased $0.1 million from the same period in 2018 due to higher average short-term and long-term debt outstanding in 2019 as compared to 2018 partially offset by lower interest associated with IRS examinations of the Company’s federal income tax returns.

Income Taxes

Income taxes for the nine months ended September 30, 2019 decreased $2.6 million from the same period in 2018, primarily due to lower pre-tax income and the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, prescribed by the IRS, which was approved in Middlesex’s 2018 base rate case decision. In addition, Tidewater’s effective income tax rate was decreased in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the Tax Act. This has resulted in a corresponding decrease in operating revenues.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2019 increased $0.4 million as compared with the same period in 2018. Basic earnings per share were $1.56 and $1.55 for the nine months ended September 30, 2019 and 2018, respectively. Diluted earnings per share were $1.55 and $1.54 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months September 30, 2019, cash flows from operating activities decreased $9.5 million to $23.3 million from the same period in 2018. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors and increased income tax payments. Utility plant expenditures for the period were primarily funded by financing activities.

Index

Investing Cash Flows

For the nine months ended September 30, 2019, cash flows used in investing activities increased $11.7 million to $61.2 million from the same period in 2018. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2019, cash flows from financing activities increased $73.5 million to $89.3 million from the same period in 2018. The majority of the increase in cash flows provided by financing activities is due to the net increase in long-term and short-term debt funding and increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

In September 2019, the Company determined it had inadvertently sold shares of its common stock through the Investment Plan from August 1, 2018 through September 3, 2019 (Eligible Period) after the registration statement covering sales through the Investment Plan had expired and therefore was no longer effective. In October 2019, the Company’s Board of Directors approved a plan to voluntarily offer a right of rescission (Rescission Offer) to Investment Plan participants who purchased shares of the Company’s common stock during the Eligible Period. During the Eligible Period, Investment Plan participants purchased 232,643 shares of Company common stock at an average price of $55.79 per share. The Rescission Offer ends in November 2019. Based on the current market price of the Company’s common stock, the Company does not expect that the exercise of any applicable rescission rights will have a material impact on its results of operations, financial condition or liquidity. For more information, see discussion under “Common Stock” in Note 3 – Capitalization.

Capital Expenditures and Commitments

To fund our capital program, we may use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from new offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2019 is currently estimated to be approximately $105 million. Through September 30, 2019, we have expended $61 million and expect to incur approximately $44 million for capital projects for the remainder of 2019.

We currently project that we may expend approximately $220 million for capital projects in 2020 and 2021. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2019, we plan on utilizing:

•	Internally generated funds;
•	Proceeds from the Investment Plan;
•	Proceeds from the New Jersey and Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Long-term Debt” in Note 3 - Capitalization);
•	Proceeds from the issuance of First Mortgage Bonds through the New Jersey Economic Development Authority (see discussion under “Middlesex Issues $53.7 Million of First Mortgage Bonds” in Recent Developments above);

Index

•	If necessary, proceeds from a common stock offering (see discussion under “Middlesex Receives Financing Approval” in Recent Developments above); and
•	Short-term borrowings through $140.0 million of active lines of credit with several financial institutions. As of September 30, 2019, there remains $81.5 million of available credit under these lines.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2021 to 2059. Over the next twelve months, approximately $7.2 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.32	Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, N.A.
10.32(a)	Amendment to the Line of Credit included in Amended and Restated Line of Credit Note between registrant, registrant’s subsidiaries and PNC Bank, N.A., filed as Exhibit 10.32.
31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: November 1, 2019