Form 10-K
period 2019-12-31
MIDDLESEX WATER CO
filed 2020-02-27
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

Commission File Number: 0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of Incorporation)	(IRS employer identification no.)

485C Route 1 South, Suite 400, IselinNew Jersey08830

(Address of principal executive offices, including zip code)

(732) 634-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, No Par Value	MSEX	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019 was $941,981,504 based on the closing market price of $59.25 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 27, 2020:

Common Stock, No par Value 17,435,830 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 19, 2020, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2019 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MIDDLESEX WATER COMPANYFORM

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

The Company’s principal executive offices are located at 485C Route 1 South, Suite 400, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our website address is http://www.middlesexwater.com. Information contained on our website is not part of this Annual Report on Form 10-K. We make available, free of charge through our website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC).

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 60% of our 2019 consolidated operating revenues.

The Middlesex System’s retail customers are located in an area of approximately 55 square miles in Woodbridge Township, the City of South Amboy, the Boroughs of Metuchen and Carteret, portions of the Township of Edison and the Borough of South Plainfield, all in Middlesex County, and a portion of the Township of Clark in Union County. Retail customers include a mix of residential customers, large industrial concerns and commercial and light industrial facilities. These customers are located in generally well-developed areas of central New Jersey.

The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of over 200,000. Contract sales to the Townships of Edison and Marlboro, the City of Rahway and the Old Bridge Municipal Utilities Authority are supplemental to the water systems owned and operated by these customers. Middlesex is the sole source of water for the Borough of Highland Park and the Township of East Brunswick.

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2019 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 50,000 retail customers for residential, commercial and fire protection purposes in over 400 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 27% of our 2019 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. There are approximately 12,000 customers comprised of residential, commercial and industrial connections, most of which are served by both the water and wastewater systems. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 5% of our 2019 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2019 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2019 consolidated operating revenues.

USA

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,300 retail customers in Avalon, most of which are served by both the water system and wastewater collection system. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA also provides unregulated water and wastewater services under contract with several other smaller New Jersey municipalities.

Under a marketing agreement with HomeServe, USA offers residential customers in New Jersey and Delaware various water and wastewater related home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in 2021.

USA produced approximately 2% of our 2019 consolidated operating revenues.

TESI System

TESI provides wastewater collection and treatment services to approximately 3,700 retail customers in Sussex County, Delaware. TESI produced approximately 2% of our 2019 consolidated operating revenues.

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 1,700 retail customers under more than 40 separate contracts. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 2% of our 2019 consolidated operating revenues.

Index

Twin Lakes System

Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Twin Lakes produced less than 1% of our 2019 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2019	2018	2017

Operating Revenues	$134,598	$138,077	$130,775

Operating Income	$35,520	$37,142	$37,798

Net Income	$33,888	$32,452	$22,809

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2019	2018	2017

Residential	53.1%	50.5%	50.8%
Commercial	11.3	10.7	10.7
Industrial	7.0	7.4	7.1
Fire Protection	9.1	8.8	9.0
Contract Sales	10.6	10.6	10.4
Contract Operations	8.7	11.9	11.9
Other	0.2	0.1	0.1
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 13.2 billion gallons in 2019, obtains water from surface sources and wells (groundwater sources). In 2019, surface sources of water provided approximately 72% of the Middlesex System’s water supply, groundwater sources provided approximately 20% from 31 Company-owned wells and the balance was purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2021. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases. The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Index

Valley/Spruce Run Reservoir System. The untreated surface water is pumped to, and treated at, the Middlesex Carl J. Olsen (CJO) Water Treatment Plant.

Water supply to Bayview customers is derived from two wells, which produced approximately 6.7 million gallons in 2019.

Tidewater System

Our Tidewater System produced approximately 2.4 billion gallons in 2019, primarily from 181 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 400 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 127.4 million gallons in 2019. The aggregate pumping capacity of the four wells is 2.2 mgd.

Twin Lakes System

Water supply to Twin Lakes’ customers is derived from one well, which produced approximately 21.0 million gallons in 2019.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a tertiary treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 101.7 million gallons in 2019.

TESI System

The TESI System is comprised of seven wastewater collection and treatment systems, which are not interconnected. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 115.8 million gallons in 2019.

Employees

As of December 31, 2019, we had a total of 352 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive. Wages and benefits are reviewed annually and both are considered competitive within the industry and the regions where we operate.

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide contract wholesale water supply and operations and maintenance services that are not under the jurisdiction of a state public utility commission is subject to competition from other public utilities, municipalities and other entities. Although Tidewater and TESI have been granted exclusive franchises for each of their existing community water and wastewater systems, their ability to expand service areas can be affected by the Delaware Public Service Commission (DEPSC) awarding

Index

franchises to other regulated water and wastewater utilities with whom we compete for such franchises and for projects.

Regulation

Our rates charged to customers for water and wastewater services, the quality of the services we provide and certain other matters are regulated by the following state utility commissions (collectively, the Utility Commissions):

•

NJBPU;

•

DEPSC; and

•

Pennsylvania-Pennsylvania Public Utilities Commission (PAPUC).

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

We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):

•

United States Environmental Protection Agency (EPA);

•

New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey;

•

Delaware Department of Natural Resources and Environmental Control, the Delaware Department of Health and Social Services-Division of Public Health (DEDPH), and the Delaware River Basin Commission (DRBC) with respect to operations in Delaware; and

•

Pennsylvania Department of Environmental Protection (PADEP) with respect to operations in Pennsylvania.

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

Middlesex Rate Matters

In November 2019, Middlesex filed a petition with the NJBPU seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $0.5 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

Index

In December 2018, the NJBPU approved Middlesex’s petition to establish its PWAC tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility. The PWAC tariff rate became effective on January 1, 2019.

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

Tidewater Rate Matters

Effective January 1, 2020, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.5 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017, resulting in a 3.35% rate decrease for certain customer classes.

Pinelands Rate Matters

In October 2019, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a negotiated settlement amongst the parties for a $0.5 million increase in annual base rates, effective November 4, 2019. In March 2019, Pinelands had filed their petitions seeking permission to increase base rates by approximately $0.7 million per year. The requests were necessitated by capital infrastructure investments both companies had made, and increased operations and maintenance costs.

Southern Shores Rate Matters

Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024, but should there be unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%. The new agreement expires on December 31, 2029.

Twin Lakes Rate Matters

In July 2019, Twin Lakes filed a petition with the PAPUC seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made and increased operations and maintenance costs. The matter has been fully litigated and is subject to a decision by an Administrative Law Judge (ALJ). We cannot predict what decision the ALJ will render or whether the PAPUC will ultimately approve or deny in part or its entirety the ALJ decision. A decision by the PAPUC is not expected before March 31, 2020.

Index

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

Index

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	61	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	61	Senior Vice President, Treasurer and Chief Financial Officer
Jay L. Kooper	47	Vice President-General Counsel and Secretary
Bernadette M. Sohler	59	Vice President-Corporate Affairs
Lorrie B. Ginegaw	44	Vice President-Human Resources
G. Christian Andreasen, Jr.	60	Vice President-Enterprise Engineering
Robert K. Fullagar	52	Vice President-Operations
Georgia M. Simpson	46	Vice President-Information Technology

Dennis W. Doll – Mr. Doll joined the Company in 2004 and was named President and Chief Executive Officer and a Director of Middlesex effective January 1, 2006. In May 2010, he was first elected Chairman of the Board. He is also Chairman for all subsidiaries of Middlesex. Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves as a volunteer Director on selected non-profit Boards including The Water Research Foundation (current Chairman), American Water Works Association (Executive Committee and Board Member) and Court Appointed Special Advocates (CASA) of Middlesex County, New Jersey (Executive Committee, Board Member and Treasurer).

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was named Vice President and Chief Financial Officer in 1996 and Treasurer in 2014. On January 1, 2019, Mr. O’Connor was appointed Senior Vice President of Middlesex and President of Tidewater, TESI and White Marsh. Mr. O’Connor is also the principal financial officer and a Director of all Middlesex subsidiaries.

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

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several other non-profit Boards and is the Chair of the New Jersey Utilities Association’s Communications Committee.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004 and in 2007 was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries. Ms. Ginegaw serves as a volunteer director on the Board of the New Jersey Utilities Association.

G. Christian Andreasen, Jr. – Mr. Andreasen, a licensed professional engineer, joined the Company in 1982, was named Assistant Vice President-Enterprise Engineering in January 2019 and promoted to Vice President-Enterprise Engineering in July 2019. He is President and a Director of Pinelands Water and Pinelands

Index

Wastewater. Mr. Andreasen serves as a Director of the American Water Works Association and is Vice Chair of the NJDEP’s Water Supply Advisory Council.

Robert K. Fullagar – Mr. Fullagar, a licensed professional engineer, joined the Company in 1997, was named Assistant Vice President-Operations in January 2019 and promoted to Vice President-Operations in July 2019. He is President and a Director of USA-PA, USA and Twin Lakes. Mr. Fullagar serves as Sector Chair of the New Jersey Infrastructure Advisory Committee.

Georgia M. Simpson – Ms. Simpson joined the Company in 2009, was named Assistant Vice President-Information Technology in January 2019 and promoted to Vice President- Information Technology in July 2019. Prior to joining the Company, Ms. Simpson held various Information Technology positions and has gained an extensive array of technical and business computer certifications.

ITEM 1A.RISK FACTORS.

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

Index

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

We require financing to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $295 million for capital projects through 2022. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

Climate variability may cause worsening of weather volatility in the future, which may impact water usage and related revenue or may require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences.

The issue of climate variability is receiving increasing attention nationally and worldwide. Some scientific experts are predicting a worsening of weather volatility in the future associated with climate variability. If true, increased climate variability may cause increased precipitation and flooding, increased frequency and severity of storms and other weather events, potential degradation of water quality, decreases in available water supply, changes in water usage patterns and increases in disruptions in service. Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates, there can be no assurance that the NJBPU, DEPSC or PAPUC would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

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

Index

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

Our New Jersey water and wastewater businesses provide services to customers who are located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison, East Brunswick and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority and the City of Rahway. We also provide water and wastewater services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly for us to conduct our business.

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

Index

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

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

Index

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

Tidewater System

The Tidewater System is comprised of 86 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 792 miles of transmission and distribution mains. Storage facilities include 48 tanks, with an aggregate capacity of 7.8 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory area in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of two buildings totaling approximately 8,400 square feet.

Pinelands Water System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.3 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Pinelands Wastewater System

Pinelands Wastewater owns a 12 acre site on which its 0.5 mgd capacity tertiary treatment plant and connecting pipes are located. Its wastewater collection system is comprised of approximately 24 miles of sewer lines.

Index

Bayview System

Bayview owns two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 4.2 mile distribution system.

TESI System

The TESI System is comprised of seven wastewater treatment systems in Southern Delaware. The treatment plants provide clarification, sedimentation, and disinfection. The combined total capacity of the plants is 0.7 mgd. TESI’s wastewater collection system is comprised of approximately 47.5 miles of sewer lines.

Twin Lakes System

Twin Lakes owns one operational well site, which is located in the Township of Shohola, Pike County, Pennsylvania. Water is transported to our customers through 3.7 miles of distribution mains.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

ITEM 3.LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

Index

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2019, there were 1,845 holders of record.

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

In November 2019, the Company sold and issued 0.8 million shares of its common stock in a public offering priced at $60.50 per share. The net proceeds of $43.7 million were used for general corporate purposes including repayment of a portion of the Company’s short-term debt outstanding.

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there remains 0.4 million shares registered with the SEC for the Investment Plan and available for potential issuance to participants. In January 2019, the Company activated a limited share purchase discount feature of the Investment Plan. Investment Plan participants were invited to purchase shares directly as well as reinvest their common stock dividends at a 5% discount. In August 2019, the 0.2 million share purchase limit was reached and the discount offer terminated. The Company raised approximately $12.7 million through the issuance of over 0.2 million shares under the Investment Plan during 2019.

The Company maintains a stock incentive compensation plan for certain management employees (the 2018 Restricted Stock Plan). Shares issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 0.3 million shares, of which approximately 94% remain available for award.

The Company maintains a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan). In 2019, 3,521 shares of the Company’s common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 0.1 million. Approximately 57% of the authorized shares remain available for future.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the Dow Jones Wilshire 5000 Stock Index for the period of five years commencing December 31, 2014. The Dow Jones Wilshire 5000 Stock Index measures the performance of all U.S. headquartered equity securities with readily available price data.

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the Dow Jones Wilshire 5000 Stock Index and a Peer Group*

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, SJW Corp., York Water Company and Middlesex.

	December 31,
	2014	2015	2016	2017	2018	2019
Middlesex Water Company	100.00	119.03	197.15	187.44	255.93	309.99
Dow Jones Wilshire 5000 Stock Index	100.00	100.67	114.13	138.08	130.81	171.38
Peer Group	100.00	108.74	155.64	183.60	183.78	228.74

Index

ITEM 6.SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2019	2018	2017	2016	2015
Operating Revenues	$134,598	$138,077	$130,775	$132,906	$126,025
Operating Expenses:
Operations and Maintenance	67,980	71,570	65,490	65,864	64,759
Depreciation	16,716	15,037	13,922	12,796	12,051
Other Taxes	14,382	14,328	13,565	13,944	12,967
Total Operating Expenses	99,078	100,935	92,977	92,604	89,777
Operating Income	35,520	37,142	37,798	40,302	36,248
Other Income (Expense), Net	2,492	2,992	1,617	(532)	(115)
Interest Charges	7,264	6,758	5,506	5,293	5,554
Income Taxes	(3,140)	924	11,100	11,735	10,551
Net Income	33,888	32,452	22,809	22,742	20,028
Preferred Stock Dividend	132	144	144	144	144
Earnings Applicable to Common Stock	$33,756	$32,308	$22,665	$22,598	$19,884
Earnings per Share:
Basic	$2.02	$1.97	$1.39	$1.39	$1.23
Diluted	$2.01	$1.96	$1.38	$1.38	$1.22
Average Shares Outstanding:
Basic	16,685	16,384	16,330	16,270	16,175
Diluted	16,829	16,540	16,486	16,426	16,331
Dividends Declared and Paid	$0.976	$0.911	$0.858	$0.808	$0.776
Total Assets	$909,878	$767,830	$661,140	$620,161	$581,383
Convertible Preferred Stock	$1,005	$1,354	$1,354	$1,356	$1,356
Long-term Debt	$230,777	$152,851	$139,045	$134,538	$132,908

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management's Overview

Operations

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897, in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992 and in Pennsylvania through our wholly-owned subsidiary, Twin Lakes Utilities, Inc. (Twin Lakes), since 2009. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate water and wastewater systems under contract for governmental entities and private entities in New Jersey, Delaware and Maryland and provide regulated wastewater services in New Jersey and Delaware through five subsidiaries. We are regulated by public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey, Delaware and Pennsylvania. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White

Index

Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All entities however, are subject to environmental regulation at the federal and state levels.

Our primary New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Bayview system provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 50,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 1,700 customers in Kent and Sussex Counties, as well as portions of Maryland, through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,700 retail customers in Sussex Counties, Delaware.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a 10-year operations and maintenance contract expiring in 2022. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency response and management of capital projects funded by Avalon. Under a marketing agreement with HomeServe, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Our Pennsylvania subsidiary, Twin Lakes, provides water services to 115 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $124 million in 2020 in connection with this plan for projects that include, but are not limited to:

•

Enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during the water treatment process;

•

Enhanced treatment processes at the Company’s primary wellfield in South Plainfield, New Jersey to comply with new more stringent water quality regulations and integrate surge mitigation along with revisions to corrosion control and chlorination;

•

Replacement of approximately six miles of water mains including service lines, valves, fire hydrants and meters in Edison and South Amboy, New Jersey;

•

Construction of a new replacement wastewater treatment plant to serve our customers in the Town of Milton, Delaware;

Index

•

Relocation of water meters from inside customers’ premises to exterior meter pits to allow more timely access by crews in emergencies, enhance customer safety and convenience and reduce non-revenue water; and

•

Additional standby emergency power generation.

Tidewater Acquires Water Systems – In November 2019, Tidewater completed a $1.8 million Delaware Public Service Commission (DEPSC)-approved purchase of the water utility assets of J.H. Wilkerson and Son, Inc. and transfer of the Certificate of Public Convenience and Necessity in order for Tidewater to serve the approximate 1,000 customers currently connected to eight community water systems located mostly in eastern Sussex County, Delaware. The DEPSC also authorized Tidewater to maintain the existing customer rates.

Common Stock Offering - In November 2019, the Company sold and issued 0.8 million shares of common stock in a public offering priced at $60.50 per share. The net proceeds of $43.7 million were used for general corporate purposes including repayment of a portion of the Company’s outstanding short-term debt.

Strategy for Growth

Our strategy for profitable growth is focused on the following key areas:

•

Invest in projects, products and services that complement our core water and wastewater competencies;

•

Timely and adequate recovery of infrastructure investments and other costs to maintain service quality;

•

Prudent acquisitions of investor and municipally-owned water and wastewater utilities; and

•

Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk profile.

Rates

Middlesex - In November 2019, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $0.5 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

In December 2018, the NJBPU approved Middlesex’s petition to establish its PWAC tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility. The PWAC tariff rate became effective on January 1, 2019.

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

Tidewater - Effective January 1, 2020, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.5 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Index

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - In October 2019, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a negotiated settlement amongst the parties for a $0.5 million increase in annual base rates, effective November 4, 2019. In March 2019, Pinelands had filed their petitions seeking permission to increase base rates by approximately $0.7 million per year. The requests were necessitated by capital infrastructure investments both companies had made, and increased operations and maintenance costs.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024, but should there be unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%. The new agreement expires on December 31, 2029.

Twin Lakes - In July 2019, Twin Lakes filed a petition with the Pennsylvania Public Utilities Commission (PAPUC) seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made and increased operations and maintenance costs. The matter has been fully litigated and is subject to a decision by an Administrative Law Judge (ALJ). We cannot predict what decision the ALJ will render or whether the PAPUC will ultimately approve or deny in part or its entirety the ALJ decision. A decision by the PAPUC is not expected before March 31, 2020.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns over the last three years in our service territories, which resulted in lower customer demand for water, may reoccur in 2020. As operating costs are anticipated to increase in 2020 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Organic residential customer growth for 2020 is expected to be consistent with that experienced in recent years.

The Company has projected to spend approximately $295 million on its 2020-2022 capital investment program, including approximately $53 million for the upgrade of Middlesex’s main water treatment plant in New Jersey, $34 million on our RENEW Program, our ongoing initiative to eliminate unlined mains in the Middlesex System, $25 million for wellfield upgrades in the Middlesex System, $13 million for construction of a new replacement wastewater treatment plant in Milton, Delaware and $13 million to relocate water meters from inside customers’ premises to exterior meter pits in our Middlesex system.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 91%, 88% and 88% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively and approximately 93%, 93% and 94% of net income for the years ended December 31, 2019, 2018 and 2017, respectively. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations for 2019 as Compared to 2018

	(In Millions)
	Years Ended December 31,
	2019			2018
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$122.8	$11.8	$134.6	$121.7	$16.4	$138.1
Operations and maintenance expenses	60.5	7.5	68.0	58.8	12.8	71.6
Depreciation expense	16.5	0.2	16.7	14.8	0.2	15.0
Other taxes	14.2	0.2	14.4	13.9	0.4	14.3
Operating income	31.6	3.9	35.5	34.2	3.0	37.2

Other income (expense), net	2.8	(0.3)	2.5	2.9	0.1	3.0
Interest expense	7.2	0.1	7.3	6.7	0.1	6.8
Income taxes	(4.4)	1.2	(3.2)	(0.1)	1.0	0.9
Net income	$31.6	$2.3	$33.9	$30.5	$2.0	$32.5

Operating Revenues

Operating revenues for the year ended December 31, 2019 decreased $3.5 million from the same period in 2018. This decrease was related to the following factors:

•

Middlesex System total revenues remained consistent with the same period in 2018 due to the following:

o

Reduced water consumption related to lower demand from our industrial and contract customers, resulting in reduced revenues of $1.2 million; and

o

Effective April 1, 2018, a NJBPU-approved base rate increase resulted in higher revenues of $1.2 million;

•

Tidewater System revenues increased $1.0 million primarily due to additional customers, which was mitigated by reduced base tariff rates. The reduction in base rates was approved by the DEPSC and became effective March 1, 2019, and was prompted by the lower corporate income tax rate enacted under the Tax Act. There is a corresponding decrease in income tax expense; and

•

Non-regulated revenues decreased $4.6 million, primarily due to changes resulting from USA-PA’s new 10-year contract with Perth Amboy. Under the new contract, effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, subcontracted wastewater services. Elimination of these subcontracted wastewater services resulted in a related decrease in operations and maintenance expense along with an increase in operating margin; and

•

All other operating revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2019 decreased $3.6 million from the same period in 2018, primarily related to the following factors:

•

Operation and maintenance expenses in our non-regulated subsidiaries decreased $5.2 million, primarily due to our new Perth Amboy operating contract, effective January 1, 2019, under which USA-PA no longer incurs sub-contractor fees for wastewater services. This results in a related decrease in operating revenues along with an increase in operating margin;

•

Retirement benefit plan expenses decreased $0.4 million primarily due to lower actuarially-determined retirement benefit plan service expense;

Index

•

Labor costs increased $2.1 million due to increased headcount, increased average labor rates and payments relative to certain retiring employees; and

•

All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2019 increased $1.7 million from the same period in 2018 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2019 increased $0.1 million from the same period in 2018 primarily due to higher payroll taxes offset by lower revenue related taxes on lower revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2019 decreased $0.5 million from the same period in 2018, primarily due to higher actuarially-determined retirement benefit plan non-service expense, White Marsh contract compliance costs, TESI business development costs and the sale of wastewater franchise rights by our TESI subsidiary in 2018. These decreases were partially offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress.

Interest Charges

Interest charges for the year ended December 31, 2019 increased $0.5 million from the same period in 2018 due to higher average short-term and long-term debt outstanding in 2019 as compared to 2018 partially offset by lower interest associated with IRS examinations of the Company’s federal income tax returns.

Income Taxes

Income taxes for year ended December 31, 2019 decreased $4.1 million from the same period in 2018, primarily due to lower pre-tax income and the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, prescribed by the IRS, which was approved in Middlesex’s 2018 base rate case decision. In addition, Tidewater’s effective income tax rate was decreased in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the Tax Act. This has resulted in a corresponding decrease in operating revenues.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2019 increased $1.4 million as compared with the same period in 2018. Basic earnings per share were $2.02 and $1.97 for the years ended December 31, 2019 and 2018, respectively. Diluted earnings per share were $2.01 and $1.96 for the years ended December 31, 2019 and 2018, respectively.

Index

Results of Operations for 2018 as Compared to 2017

	(In Millions)
	Years Ended December 31,
	2018			2017
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$121.7	$16.4	$138.1	$115.3	$15.5	$130.8
Operations and maintenance expenses	58.8	12.8	71.6	53.2	12.3	65.5
Depreciation expense	14.8	0.2	15.0	13.7	0.2	13.9
Other taxes	13.9	0.4	14.3	13.2	0.4	13.6
Operating income	34.2	3.0	37.2	35.2	2.6	37.8

Other income (expense), net	2.9	0.1	3.0	1.5	0.1	1.6
Interest expense	6.7	0.1	6.8	5.4	0.1	5.5
Income taxes	(0.1)	1.0	0.9	9.8	1.3	11.1
Net income	$30.5	$2.0	$32.5	$21.5	$1.3	$22.8

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

•

Compliance with the State of New Jersey Water Quality Accountability Act increased regulatory related costs by $0.3 million;

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

Other Income, net

Other Income, net for the year ended December 31, 2018 increased $1.4 million from the same period in 2017 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress, higher actuarially-determined retirement benefit plan non-service credits and the sale of wastewater franchise rights by our TESI subsidiary.

Interest Charges

Interest charges for the year ended December 31, 2018 increased $1.3 million from the same period in 2017 due to higher average amounts of total debt outstanding, increased short-term debt interest rates and accrued interest associated with the IRS examination of the Company’s 2014 federal income tax return.

Income Taxes

Income taxes for the year ended December 31, 2018 decreased $10.2 million from the same period in 2017, primarily due to regulatory accounting treatment of tangible property regulations tax deductions, which were approved in Middlesex’s most recent base rate case and a lower effective tax rate resulting from the Tax Act.

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

For the year ended December 31, 2019, cash flows from operating activities decreased $9.8 million to $36.1 million. The majority of the decrease resulted from higher income tax and interest payments. Utility plant expenditures for the period were primarily funded by financing activities.

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

Index

Cash Flows from Investing Activities

For the year ended December 31, 2019, cash flows used in investing activities increased $17.0 million to $89.1 million, which was attributable to higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2019, cash flows provided by financing activities increased $68.4 million to $93.9 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in long-term debt funding, Middlesex’s November 2019 common stock offering and increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan), which was partially offset by a reduction in the Company’s short-term debt balances.

For further discussion on the Company’s short-term and long-term debt, see “Sources of Liquidity” below.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and, when market conditions are favorable, proceeds from sales to the public of our common stock.

The table below summarizes our estimated capital expenditures for the years 2020-2022.

	(Millions)
	2020	2021	2022	2020-2022
Distribution/Network System	54	56	49	$159
Production System	60	43	8	111
Information Technolgy (IT) Systems	2	1	1	4
Other	8	12	1	21
Total Estimated Capital Expenditures	$124	$112	$59	$295

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•

Distribution/Network System-Projects associated with installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants and meters and our RENEW Program. RENEW is our ongoing initiative to eliminate unlined water mains in the Middlesex System. In connection with our RENEW Program, we expect to spend approximately $12 million in 2020, $12 million in 2021 and $11 million in 2022.

•

Production System-Projects associated with our water production and water/wastewater treatment plants, including $53 million of expenditures between 2020 and 2022 for the upgrade of the Carl J. Olsen (CJO) water treatment plant, $25 million of expenditures between 2020 and 2022 for wellfield upgrades in our Middlesex System and $13 million of expenditures between 2020 and 2021 for construction of a new replacement wastewater treatment plant in Milton, Delaware.

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

Index

To pay for our capital program in 2020, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of available lines of credit with several financial institutions. As of December 31, 2019, there was $120.0 million of available credit under these lines (see discussion under “Sources of Liquidity-Short-term Debt” below);

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

•

Proceeds from the Investment Plan (see discussion under “Sources of Liquidity-Common Stock” below); and

•

Proceeds from a common stock sale (see discussion under “Sources of Liquidity-Common Stock” below).

Sources of Liquidity

Short-term Debt. The Company had available lines of credit of $140.0 million at December 31, 2019, and the outstanding borrowings under the credit lines were$20.0 million, at a weighted average interest rate of 2.86%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $52.4 million and $37.3 million at 3.33% and 3.17% for the years ended December 31, 2019 and 2018, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The interest rate on the Company’s current construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years.

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of New Jersey SRF program:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the CJO water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through December 31, 2019, Middlesex has drawn a total of $31.8 million and expects to draw down the remaining proceeds through the first quarter of 2020.

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed drawing on the proceeds in October 2019.

The Company expects that the large-diameter transmission pipeline and the 2018 RENEW construction loans will be included in the NJIB May 2020 long-term debt financing program.

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan

Index

balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan does not include participating in the NJIB SRF program.

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

In August 2019, Middlesex priced and closed on an NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, is held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through December 31, 2019, Middlesex has drawn a total of $17.3 million and currently expects to draw the remaining $43.8 million of proceeds, currently included in Restricted Cash, through the third quarter of 2021.

In May 2018, Middlesex repaid its RENEW 2017 interest-free construction loan by issuing to the NJIB FMBs in the amount of $9.5 million designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. The final maturity date for these FMBs is August 1, 2047, with scheduled debt service payments over the life of the loans.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware community. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater closed on the additional SRF loan in October 2019. Through December 31, 2019, Tidewater has drawn a total of $1.3 million and expects to draw down the remaining proceeds through the first quarter of 2020.

In 2019, the NJIB de-obligated principal payments of $0.1 million on Series NN of the Company’s FMBs.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Common Stock. In November 2019, the Company sold and issued 0.8 million shares of common stock in a public offering priced at $60.50 per share. The net proceeds of $43.7 million were used for general corporate purposes including repayment of a portion of the Company’s short-term debt outstanding.

In January 2019, the Company activated a limited share purchase discount feature of the Investment Plan. Investment Plan participants were invited to purchase shares directly as well as reinvest their common stock dividends at a 5% discount. In August 2019, the 0.2 million share purchase limit was reached and the discount offer terminated. The Company raised approximately $12.7 million through the issuance of over 0.2 million shares under the Investment Plan during 2019.

Index

In order to fully fund the ongoing large investment program in our utility plant infrastructure and maintain a balanced capital structure for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As approved by the NJBPU, the Company is authorized to issue and sell up to 0.7 million shares of its common stock in one or more transactions through December 31, 2022.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2019.

	Payment Due by Period(Millions of Dollars)
	Total	Less than 1 Year	2-3Years	4-5 Years	More than 5 Years

Long-term Debt	$234.4	$7.2	$13.8	$12.1	$201.3
Notes Payable	20.0	20.0	-	-	-
Interest on Long-term Debt	158.1	7.4	13.9	12.4	124.4
Purchased Water Contracts	16.9	6.7	7.2	3.0	-
Commercial Office Leases	8.4	0.8	1.6	1.6	4.4
Total	$437.8	$42.1	$36.5	$29.1	$330.1

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2019, the Company contributed $5.3 million to its retirement benefit plans and expects to contribute approximately $5.0 million in 2020.

Critical Accounting Policies and Estimates

The application of accounting policies and standards often requires the use of estimates, assumptions and judgments. The Company regularly evaluates these estimates, assumptions and judgments, including those related to the calculation of pension and other retirement benefits, unbilled revenues, and the recoverability of certain assets, including regulatory assets. The Company bases its estimates, assumptions and judgments on historical experience and current operating environment. Changes in any of the variables that are used for the Company’s estimates, assumptions and judgments may lead to significantly different financial statement results.

Our critical accounting policies are set forth below.

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for approximately 91% of Operating Revenues and 99% of Total Assets, are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

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

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through December 2028 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

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

Index

The allocation by asset category of retirement benefit plan assets at December 31, 2019 and 2018 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2019	2018	Target	2019	2018	Target
Equity Securities	61.5%	59.5%	55%	60.0%	54.7%	43%
Debt Securities	36.5%	36.5%	38%	33.0%	37.3%	50%
Cash	0.5%	1.6%	2%	7.0%	8.0%	2%
Real Estate/Commodities	1.5%	2.4%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

•

Mortality –The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2019 for the 2019 valuation); and

•

Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our postretirement benefit plans as of December 31, 2019 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	3.12%	3.12%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2019 valuation, costs and obligations for our Other Benefits Plan assumed an 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2020 with the annual rate of increase declining 1.0% per year for 2021-2022 and 0.5% per year for 2023-2024, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2024.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our postretirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(13,849)	$(1,149)
Discount Rate 1% Decrease	17,563	1,379

Index

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,346)	$(814)
Discount Rate 1% Decrease	10,837	1,017
Healthcare Cost Trend Rate 1% Increase	9,036	1,374
Healthcare Cost Trend Rate 1% Decrease	(7,143)	(1,085)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company's retirement benefit plan assets are exposed to the market price variations of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover retirement benefit plan costs through customer rates.

Index

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2006.

Lancaster, Pennsylvania

February 27, 2020

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2019		2018	2017

Operating Revenues		$134,598	$138,077	$130,775

Operating Expenses:
Operations and Maintenance		67,980	71,570	65,490
Depreciation		16,716	15,037	13,922
Other Taxes		14,382	14,328	13,565

Total Operating Expenses		99,078	100,935	92,977

Operating Income		35,520	37,142	37,798

Other Income (Expense):
Allowance for Funds Used During Construction		3,146	1,362	702
Other Income (Expense), net		(654)	1,630	915

Total Other Income (Expense), net		2,492	2,992	1,617

Interest Charges		7,264	6,758	5,506

Income before Income Taxes		30,748	33,376	33,909

Income Taxes		(3,140)	924	11,100

Net Income		33,888	32,452	22,809

Preferred Stock Dividend Requirements		132	144	144

Earnings Applicable to Common Stock		$33,756	$32,308	$22,665

Earnings per share of Common Stock:
Basic	$	$ 2.02	$1.97	$1.39
Diluted	$	$ 2.01	$1.96	$1.38

Average Number of
Common Shares Outstanding :
Basic		16,685	16,384	16,330
Diluted		16,829	16,540	16,486

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

		December 31,	December 31,
ASSETS		2019	2018
UTILITY PLANT:	Water Production	$160,870	$156,423
	Transmission and Distribution	556,517	512,202
	General	83,043	74,371
	Construction Work in Progress	75,520	32,878
	TOTAL	875,950	775,874
	Less Accumulated Depreciation	170,220	157,387
	UTILITY PLANT - NET	705,730	618,487

CURRENT ASSETS:	Cash and Cash Equivalents	2,230	3,705
	Accounts Receivable, net	11,908	11,762
	Unbilled Revenues	7,183	7,293
	Materials and Supplies (at average cost)	5,445	5,411
	Prepayments	2,367	2,644
	TOTAL CURRENT ASSETS	29,133	30,815

DEFERRED CHARGES	Operating Lease Right of Use Asset	5,944	-
AND OTHER ASSETS:	Preliminary Survey and Investigation Charges	2,054	5,254
	Regulatory Assets	110,479	99,236
	Restricted Cash	44,269	1,956
	Non-utility Assets - Net	10,370	9,989
	Other	1,899	2,093
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	175,015	118,528
	TOTAL ASSETS	$909,878	$767,830

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$215,125	$157,354
	Retained Earnings	108,667	91,433
	TOTAL COMMON EQUITY	323,792	248,787
	Preferred Stock	2,084	2,433
	Long-term Debt	230,777	152,851
	TOTAL CAPITALIZATION	556,653	404,071

CURRENT	Current Portion of Long-term Debt	7,178	7,343
LIABILITIES:	Notes Payable	20,000	48,500
	Accounts Payable	23,306	19,325
	Accrued Taxes	7,635	14,230
	Accrued Interest	2,031	1,289
	Unearned Revenues and Advanced Service Fees	1,211	1,036
	Other	3,620	2,640
	TOTAL CURRENT LIABILITIES	64,981	94,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

DEFERRED CREDITS	Customer Advances for Construction	23,905	22,572
AND OTHER LIABILITIES:	Lease Obligations	5,732	-
	Accumulated Deferred Income Taxes	54,408	47,270
	Employee Benefit Plans	34,671	30,661
	Regulatory Liabilities	69,152	79,112
	Other	2,546	2,730
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	190,414	182,345

CONTRIBUTIONS IN AID OF CONSTRUCTION		97,830	87,051
	TOTAL CAPITALIZATION AND LIABILITIES	$909,878	$767,830

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,888	$32,452	$22,809
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,232	15,780	14,846
Provision for Deferred Income Taxes and ITC	(11,719)	(8,724)	7,944
Equity Portion of AFUDC	(1,997)	(919)	(481)
Cash Surrender Value of Life Insurance	(252)	27	(209)
Stock Compensation Expense	637	1,084	840
Changes in Assets and Liabilities:
Accounts Receivable	(146)	(977)	(656)
Unbilled Revenues	110	(294)	(409)
Materials & Supplies	(34)	(1,293)	(24)
Prepayments	277	(236)	(384)
Accounts Payable	3,981	5,396	1,586
Accrued Taxes	(6,595)	2,812	(967)
Accrued Interest	742	196	9
Employee Benefit Plans	(1,112)	(2,114)	(1,920)
Unearned Revenue & Advanced Service Fees	175	85	28
Other Assets and Liabilities	866	2,589	(169)

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,053	45,864	42,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $1,149 in 2019, $443 in 2018 and $221 in 2017	(89,125)	(72,094)	(50,301)

NET CASH USED IN INVESTING ACTIVITIES	(89,125)	(72,094)	(50,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,343)	(7,024)	(6,159)
Proceeds from Issuance of Long-term Debt	78,967	22,076	11,523
Proceeds from Premium Issuance of Long-term Debt	7,083	-	-
Net Short-term Bank Borrowings	(28,500)	20,500	16,000
Deferred Debt Issuance Expense	(769)	(880)	(230)
Common Stock Issuance Expense	(357)	-	-
Proceeds from Issuance of Common Stock	56,784	1,150	1,234
Payment of Common Dividends	(16,165)	(14,930)	(14,002)
Payment of Preferred Dividends	(132)	(144)	(144)
Construction Advances and Contributions-Net	4,342	4,746	1,315

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,910	25,494	9,537
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,838	(736)	2,079
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,661	6,397	4,318
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,499	$5,661	$6,397

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$7,770	$3,835	$3,778
Long-term Debt Deobligation	$130	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,938	$6,113	$5,616
Interest Capitalized	$1,149	$443	$221
Income Taxes	$10,339	$4,689	$2,754

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2019	2018
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2019 - 17,434; 2018 - 16,403	$215,125	$157,354

Retained Earnings	108,667	91,433
TOTAL COMMON EQUITY	$323,792	$248,787

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2019-20; 2018-23
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Shares Outstanding, $8.00 Series - 2019-0; 2018-3	-	349
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,433

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$643	$924
6.25%, Amortizing Secured Note, due May 19, 2028	3,535	3,955
6.44%, Amortizing Secured Note, due August 25, 2030	2,987	3,267
6.46%, Amortizing Secured Note, due September 19, 2031	3,267	3,547
4.22%, State Revolving Trust Note, due December 31, 2022	175	228
3.60%, State Revolving Trust Note, due May 1, 2025	1,405	1,632
3.30% State Revolving Trust Note, due March 1, 2026	309	351
3.49%, State Revolving Trust Note, due January 25, 2027	349	389
4.03%, State Revolving Trust Note, due December 1, 2026	446	501
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	60	111
0.00%, State Revolving Fund Bond, due August 1, 2021	50	88
3.64%, State Revolving Trust Note, due July 1, 2028	214	235
3.64%, State Revolving Trust Note, due January 1, 2028	69	77
3.45%, State Revolving Trust Note, due August 1, 2031	851	907
6.59%, Amortizing Secured Note, due April 20, 2029	3,255	3,604
7.05%, Amortizing Secured Note, due January 20, 2030	2,521	2,771
5.69%, Amortizing Secured Note, due January 20, 2030	5,171	5,684
4.45%, Amortizing Secured Note, due April 20, 2040	8,946	9,387
4.47%, Amortizing Secured Note, due April 20, 2040	3,320	3,483
3.75%, State Revolving Trust Note, due July 1, 2031	1,829	1,954
2.00%, State Revolving Trust Note, due February 1, 2036	1,013	1,064
2.00%, State Revolving Trust Note, due February 1, 2038	1,309	-
3.75%, State Revolving Trust Note, due November 30, 2030	955	1,024
0.00% Construction Loans	40,467	16,509
First Mortgage Bonds:
0.00%, Series Z, due August 1, 2019	-	113
5.25% to 5.75%, Series AA, due August 1, 2019	-	155
0.00%, Series BB, due August 1, 2021	241	362
4.00% to 5.00%, Series CC, due August 1, 2021	331	489
0.00%, Series EE, due August 1, 2023	1,456	1,876
3.00% to 5.50%, Series FF, due August 1, 2024	2,440	2,980
0.00%, Series GG, due August 1, 2026	632	723
4.00% to 5.00%, Series HH, due August 1, 2026	710	795
0.00%, Series II, due August 1, 2024	429	520
3.40% to 5.00%, Series JJ, due August 1, 2027	588	671
0.00%, Series KK, due August 1, 2028	807	898
5.00% to 5.50%, Series LL, due August 1, 2028	928	1,010
0.00%, Series MM, due August 1, 2030	1,037	1,137
3.00% to 4.375%, Series NN, due August 1, 2030	1,190	1,415
0.00%, Series OO, due August 1, 2031	1,806	1,956
2.00% to 5.00%, Series PP, due August 1, 2031	660	700
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,957	2,107
3.00% to 3.25%, Series UU, due August 1, 2032	755	800
0.00%, Series VV, due August 1, 2033	2,004	2,147
3.00% to 5.00%, Series WW, due August 1, 2033	755	795
0.00%, Series XX, due August 1, 2047	10,627	11,006
3.00% to 5.00%, Series YY, due August 1, 2047	3,785	3,860
0.00%, Series 2018A, due August 1, 2047	6,678	6,917
3.00%-5.00%, Series 2018B, due August 1, 2047	2,320	2,365
4.00%, Series 2019A, due August 1, 2059	32,500	-
5.00%, Series 2019B, due August 1, 2059	21,200	-
SUBTOTAL LONG-TERM DEBT	234,397	162,904
Add: Premium on Issuance of Long-term Debt	8,064	1,259
Less: Unamortized Debt Expense	(4,506)	(3,969)
Less: Current Portion of Long-term Debt	(7,178)	(7,343)
TOTAL LONG-TERM DEBT	$230,777	$152,851

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2017	16,296	$153,045	$65,392	$218,437

Net Income	-	-	22,809	22,809
Dividend Reinvestment & Common Stock Purchase Plan	32	1,234	-	1,234
Restricted Stock Award, Net - Employees	22	724	-	724
Stock Award - Board Of Directors	4	147	-	147
Shares Forfeited	(2)	(30)	-	(30)
Cash Dividends on Common Stock ($0.858 per share)	-	-	(14,002)	(14,002)
Cash Dividends on Preferred Stock	-	-	(144)	(144)
Balance at December 31, 2017	16,352	$155,120	$74,055	$229,175

Net Income	-	-	32,452	32,452
Dividend Reinvestment & Common Stock Purchase Plan	27	1,150	-	1,150
Restricted Stock Award, Net - Employees	22	975	-	975
Stock Award - Board Of Directors	4	147	-	147
Shares Forfeited	(2)	(38)	-	(38)
Cash Dividends on Common Stock ($0.911 per share)	-	-	(14,930)	(14,930)
Cash Dividends on Preferred Stock	-	-	(144)	(144)
Balance at December 31, 2018	16,403	$157,354	$91,433	$248,787

Net Income	-	-	33,888	33,888
Dividend Reinvestment & Common Stock Purchase Plan	226	12,738	-	12,738
Restricted Stock Award, Net - Employees	18	907	-	907
Stock Award - Board Of Directors	4	196	-	196
Shares Forefeited	(18)	(466)	-	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	-	350
Issuance of Common Stock	760	44,046	-	44,046
Cash Dividends on Common Stock ($0.976 per share)	-	-	(16,165)	(16,165)
Cash Dividends on Preferred Stock	-	-	(132)	(132)
Common Stock Expenses	-	-	(357)	(357)
Balance at December 31, 2019	17,434	$ $ 215,125	$108,667	$323,792

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

(b) Principles of Consolidation– The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non-Utility Assets and its percentage share of the earnings or losses of the investees in Other Income (Expense).

(c) System of Accounts– Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU. Tidewater, TESI and Southern Shores maintain their accounts in accordance with DEPSC requirements. Twin Lakes maintains its accounts in accordance with PAPUC requirements.

(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 91% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.

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

Index

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all active employees who were hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant– Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2019, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2019, 2018 and 2017. These rates have been approved by the NJBPU, DEPSC or PAPUC:

Source of Supply	1.15% - 3.44%	Transmission and Distribution (T&D):
Pumping	2.00% - 5.39%	T&D – Mains	1.10% - 3.13%
Water Treatment	1.65% - 7.09%	T&D – Services	2.12% - 3.16%
General Plant	2.08% - 17.84%	T&D – Other	1.61% - 4.63%
Wastewater Collection	1.42% - 1.81%

Non-regulated fixed assets consist primarily of office buildings, furniture and fixtures, and transportation equipment. These assets are recorded at original cost and depreciation is calculated based on the estimated useful lives, ranging from 3 to 42 years.

(h) Preliminary Survey and Investigation (PS&I)Costs – In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as Other Expense on the statement of income at that time.

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

Contributions in Aid of Construction(CIAC) – CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of CAC that becomes non-refundable.

Index

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2019, 2018 and 2017 for Middlesex and Tidewater are as follows:

	2019	2018	2017
Middlesex	6.50%	6.50%	6.73%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on historical write-offs combined with an evaluation of current conditions. The allowance for doubtful accounts was $1.4 million and $1.0 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, bad debt expense was $1.0 million, $0.8 million and $0.5 million, respectively. For the years ended December 31, 2019, 2018 and 2017, write-offs were $0.6 million, $0.7 million and $0.5 million, respectively.

(l) Revenues - The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others.Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through December 2028 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Almost all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2019	2018	2017
Regulated Tariff Sales
Residential	$71,487	$69,785	$66,483
Commercial	15,198	14,844	13,956
Industrial	9,390	10,183	9,321
Fire Protection	12,291	12,099	11,812
Wholesale	14,319	14,655	13,553
Non-Regulated Contract Operations	11,773	16,374	15,508
Total Revenue from Contracts with Customers	$134,458	$137,940	$130,633
Other Regulated Revenues	393	335	329
Other Non-Regulated Revenues	404	404	404
Inter-segment Elimination	(657)	(602)	(591)
Total Revenue	$134,598	$138,077	$130,775

(m) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt issues.

(n) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. In the event that there are interest and penalties associated with income tax adjustments from income tax authority examinations, these amounts will be reported under interest expense and other expense, respectively. For more information on income taxes, see Note 3 – Income Taxes.

(o) Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(p) Restricted Cash – Restricted cash includes cash proceeds from loan transactions entered into through government financing programs and are held in trusts for specific capital expenditures or debt service.

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

Recognition and Measurement of Financial Assets and FinancialLiabilities - The FASB issued guidance which (i) requires all investments in equity securities, except those accounted for under the equity method of accounting or that result in consolidation of the investee, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to

Index

estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

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

Employee Benefit Plans-Net Periodic Benefit Cost – The FASB issued guidance which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the guidance requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The guidance became effective January 1, 2018 and did not have a material impact on the Company’s financial statements. As a result of adopting this guidance, the consolidated statement of income for the year ended December 31, 2017 was revised, which resulted in increases in Operations and Maintenance expense and Other Income (Expense), net of $0.8 million.

Leases - The FASB issued guidance related to leases which requires lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) and a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). The guidance became effective on January 1, 2019. The Company elected the optional transition method of adoption option to apply the requirements of the standard in the period of adoption with no restatement of prior periods. The Company utilized the package of transition practical expedients provided by the new guidance, including carrying forward prior conclusions related to contracts that contain leases and lease classification. The Company also utilized the transition practical expedient permitting entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The adoption of this guidance resulted in the recording of a $6.7 million right-of-use asset, a $7.1 million lease liability and a $0.4 million regulatory asset on the Company’s consolidated balance sheet as of January 1, 2019. For further discussion, see “Leases” in Note 4 – Commitments and Contingent Liabilities.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s consolidated financial statements.

Index

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In November 2019, Middlesex filed a petition with the NJBPU seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $0.5 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

In December 2018, the NJBPU approved Middlesex’s petition to establish its PWAC tariff rate to recover additional annual costs of less than $0.1 million, primarily for the purchase of treated water from a non-affiliated water utility. The PWAC tariff rate became effective on January 1, 2019.

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

Tidewater - Effective January 1, 2020, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.5 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In November 2019, Tidewater completed a $1.8 million DEPSC-approved purchase of the water utility assets of J.H. Wilkerson and Son, Inc. and transfer of the Certificate of Public Convenience and Necessity in order for Tidewater to serve the approximate 1,000 customers currently connected to eight community water systems located mostly in eastern Sussex County, Delaware. The DEPSC also authorized Tidewater to maintain the existing customer rates.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - In October 2019, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a negotiated settlement amongst the parties for a $0.5 million increase in annual base rates, effective November 4, 2019. In March 2019, Pinelands had filed their petitions seeking permission to increase base rates by approximately $0.7 million per year. The requests were necessitated by capital infrastructure investments both companies had made, and increased operations and maintenance costs.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024, but should there be unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%. The new agreement expires on December 31, 2029.

Index

Twin Lakes - In July 2019, Twin Lakes filed a petition with the PAPUC seeking permission to increase base rates by approximately $0.2 million per year. This request was necessitated by capital infrastructure investments Twin Lakes has made and increased operations and maintenance costs. The matter has been fully litigated and is subject to a decision by an Administrative Law Judge (ALJ). We cannot predict what decision the ALJ will render or whether the PAPUC will ultimately approve or deny in part or in its entirety the ALJ decision. A decision by the PAPUC is not expected before March 31, 2020.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2018	2017	Recovery Periods
Retirement Benefits	$44,281	$39,158	Various
Income Taxes	60,151	55,232	Various
Rate Cases, Tank Painting, and Other	6,047	4,846	2-10 years
Total	$110,479	$99,236

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

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code, including a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The tariff rates charged to customers in the Company’s regulated companies include recovery of income taxes at the statutory rate at the time those rates are approved by the respective state public utility commissions that regulate each of our regulated subsidiaries. As of December 31, 2019 and December 31, 2018, the Company has recorded regulatory liabilities of $31.5 million and $31.7 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The conclusion of Middlesex’s and Pinelands’ base rate cases and the resulting rates implemented in April 2018 and November 2019, respectively, reflect the impact of the Tax Act on their revenue requirements. In February 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Act (see Rate Matters-Tidewater above).

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with the adoption of tangible property regulations issued by the IRS (see Rate Matters-Middlesex above), and, as of December 31, 2019 and 2018, the Company has recorded $24.2 million and $34.6 million of related regulatory liabilities.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2019 and 2018, the Company has approximately $13.4 million and $12.8 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Index

Note 3 – Income Taxes

Income tax expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2019	2018	2017
Income Tax at Statutory Rate	$6,457	$7,009	$11,868
Tax Effect of:
Utility Plant Related	(802)	422	(1,016)
Tangible Property Repairs	(10,156)	(7,763)	—
State Income Taxes – Net	1,173	1,207	895
Tax Act	—	—	(610)
Other	188	49	(37)
Total Income Tax Expense	$(3,140)	$924	$11,100

Income tax expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(3,822)	$(188)	$2,090
State	2,246	2,073	1,066
Deferred:
Federal	(726)	(338)	7,713
State	(761)	(545)	310
Investment Tax Credits	(77)	(78)	(79)
Total Income Tax Expense	$(3,140)	$924	$11,100

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

Index

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2019	2018
Utility Plant Related	$50,608	$44,777
Customer Advances	(3,661)	(3,702)
Employee Benefits	6,543	5,490
Investment Tax Credits (ITC)	519	596
Other	399	109
Total Deferred Tax Liability and ITC	$54,408	$47,270

As part of its 2014 Federal income tax return, the Company adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In March 2019 and June 2019, the Company paid $0.8 million in income taxes and $0.1 million in interest, respectively, in connection with the conclusion and closing of the 2014 and 2015 tax return audits. In October 2019, the Company paid $1.9 million in income taxes in connection with the conclusion and closing of the 2016 and 2017 tax return audits. As of December 31, 2019, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.1 million, respectively.

The statutory review periods for federal income tax returns for the years prior to 2016 have been closed. Other than the effects of the provision against refundable taxes discussed above, there are no unrecognized tax benefits resulting from prior period tax positions.

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

Index

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
	2019	2018	2017
Untreated	$3.4	$3.6	$2.8
Treated	3.2	3.2	3.3
Total Costs	$6.6	$6.8	$6.1

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

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. The liability and asset for the guaranty are included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet and are approximately $1.4 million and $1.5 million as of December 31, 2019 and 2018, respectively.

In November 2019, Middlesex was first notified that the County terminated its Agreement with AWM. AWM has filed a lawsuit against the County in the Superior Court of New Jersey, Monmouth County that in part contests the County’s exercise of this termination. Middlesex is examining the current status of its performance guaranty in light of these developments and continues to monitor this litigation for its implications on the future need to continue with the guaranty.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.7 million, $0.5 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Index

Information related to operating lease ROU assets and lease liabilities is as follows:

(In Millions)
December 31, 2019
ROU Asset at Least Inception	$7.3
Accumulated Amortization	(1.4)
Current ROU Asset	$5.9

The Company’s future minimum operating lease commitments as of December 31, 2019 are as follows:

(In Millions)
December 31, 2019
2020	0.8
2021	0.8
2022	0.8
2023	0.8
2024	0.8
Thereafter	4.4
Total Lease Payments	$8.4
Imputed Interest	(2.0)
Present Value of Lease Payments	6.4
Less Current Portion*	(0.7)
Non-Current Lease Liability	$5.7

* Included in Other Current Liabilities

Construction –The Company has projected to spend approximately $124 million in 2020, $112 million in 2021 and $59 million in 2022 on its construction program. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $63 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

Contingencies – Based on our operations in the heavily-regulated water and wastewater industries, the Company is routinely involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties relative to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of any current or future loss contingencies.

Change in Control Agreements – The Company has Change in Control Agreements with its executive officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Index

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2019 and 2018 is summarized below:

	(Millions of Dollars)
	2019	2018
Established Lines at Year-End	$140.0	$92.0
Maximum Amount Outstanding	59.4	48.5
Average Outstanding	52.4	37.3
Notes Payable at Year-End	20.0	48.5
Weighted Average Interest Rate	3.33%	3.17%
Weighted Average Interest Rate at Year-End	2.86%	3.57%

The maturity dates for the Notes Payable as of December 31, 2019 are in January 2020 and are extendable at the discretion of the Company.

Interest rates for short-term borrowings are below the prime rate with no requirement for compensating balances.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

In November 2019, the Company sold and issued 0.8 million shares of common stock in a public offering priced at $60.50 per share. The net proceeds of $43.7 million were used for general corporate purposes including repayment of a portion of the Company’s short-term debt.

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there remains 0.4 million shares registered with the SEC for the Investment Plan and available for potential issuance to participants. In January 2019, the Company activated a limited share purchase discount feature of the Investment Plan. Investment Plan participants were invited to purchase shares directly as well as reinvest their common stock dividends at a 5% discount. In August 2019, the 0.2 million share purchase limit was reached and the discount offer terminated. The Company raised approximately $12.7 million through the issuance of over 0.2 million shares under the Investment Plan during 2019.

The Company issues shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan). For the years ended December 31, 2019, 2018 and 2017, 3,521, 4,004, and 3,976 shares, respectively, of Middlesex common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 56,643 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Index

Preferred Stock

At December 31, 2019 and 2018, there were 0.1 million shares of preferred stock authorized and less than 0.1 million shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

In 2019, all remaining outstanding no par $8.00 Series Cumulative and Convertible Preferred Stock (3,000 shares or approximately $0.3 million) were converted into 41,142 shares of common stock.

Long-term Debt

Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant and other assets. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The interest rate on the Company’s current construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The current term of the long-term loans offered through the NJIB is up to thirty years.

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of New Jersey SRF program:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through December 31, 2019, Middlesex has drawn a total of $31.8 million and expects to draw down the remaining proceeds through the first quarter of 2020.

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate all unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed drawing on the proceeds in October 2019.

The Company expects that the large-diameter transmission pipeline and the 2018 RENEW construction loans will be included in the NJIB May 2020 long-term debt financing program.

Index

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan does not include participating in the NJIB SRF program.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of First Mortgage Bonds (FMB) through the New Jersey Economic Development Authority (NJEDA) in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on debt issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest received by the bondholder is subject to the Alternative Minimum Tax.

In August 2019, Middlesex priced and closed on an NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, is held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through December 31, 2019, Middlesex has drawn a total of $17.3 million and currently expects to draw the remaining $43.8 million of proceeds, currently included in Restricted Cash, through the third quarter of 2021.

In May 2018, Middlesex repaid its RENEW 2017 interest-free construction loan by issuing to the NJIB FMBs in the amount of $9.5 million designated as Series 2018A ($7.1 million) and Series 2018B ($2.4 million). The interest rate on the Series 2018A bond is zero and the interest rate on the Series 2018B bond ranges between 3.0% and 5.0%. The final maturity date for both bonds is August 1, 2047, with scheduled debt service payments over the life of the loans.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware community. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater closed on the additional SRF loan in October 2019. Through December 31, 2019, Tidewater has drawn a total of $1.3 million and expects to draw down the remaining proceeds through the first quarter of 2020.

Bond Series QQ, RR, SS, 2019A and 2019B are term bonds with single maturity dates subsequent to 2024. Principal repayments for all series of the Company’s long-term debt except for Bond Series BB, CC, EE, FF and II extend beyond 2024. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2020	$ 7.2
2021	$ 7.2
2022	$ 6.7
2023	$ 6.2
2024	$ 6.0
* Included in Other Current Liabilities

Index

The weighted average interest rate on all long-term debt at December 31, 2019 and 2018 was 3.17% and 3.30%, respectively. Except for the Amortizing Secured Notes ($33.6 million), all of the Company’s outstanding long-term debt has been issued through the NJEDA ($109.1 million), the NJIB SRF program ($82.7 million) and the Delaware SRF program ($8.9 million).

In 2019, the NJIB de-obligated principal payments of $0.1 million on Series NN of the Company’s FMBs.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2019, 2018 and 2017. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series (fully converted into common stock in September 2019).

	(In Thousands, Except Per Share Amounts)
	2019		2018		2017
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$33,888	16,685	$32,452	16,384	$22,809	16,330
Preferred Dividend	(132)		(144)		(144)
Earnings Applicable to Common Stock	$33,756	16,685	$32,308	16,384	$22,665	16,330
Basic EPS	$2.02		$1.97		$1.39
Diluted:
Earnings Applicable to Common Stock	$33,756	16,685	$32,308	16,384	$22,665	16,330
$7.00 Series Dividend	67	115	67	115	67	115
$8.00 Series Dividend	12	29	24	41	24	41
Adjusted Earnings Applicable to Common Stock	$33,835	16,829	$32,399	16,540	$22,756	16,486
Diluted EPS	$2.01		$1.96		$1.38

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

	(Thousands of Dollars) At December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$151,361	$160,772	$101,411	$102,789

Index

For other long-term debt issuances for which there is no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt described as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $83.0 million and $61.5 million at December 31, 2019 and 2018, respectively. Customer advances for construction have carrying amounts of $23.9 million and $22.6 million at December 31, 2019 and 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2019 and 2018 was $87.6 million and $73.1 million, respectively.

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

Index

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2019 and 2018.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2019	2018	2019	2018
Change in Projected Benefit Obligation:
Beginning Balance	$83,927	$88,013	$48,474	$54,345
Service Cost	2,171	2,426	839	1,135
Interest Cost	3,426	3,061	1,984	1,898
Actuarial (Gain) Loss	14,188	(7,018)	4,671	(8,160)
Benefits Paid	(2,821)	(2,555)	(802)	(744)
Ending Balance	$100,891	$83,927	$55,166	$48,474

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2019	2018	2019	2018
Change in Fair Value of Plan Assets:
Beginning Balance	$66,771	$69,215	$34,622	$36,083
Actual Return on Plan Assets	12,753	(3,524)	5,192	(2,161)
Employer Contributions	3,677	3,635	1,601	1,444
Benefits Paid	(2,821)	(2,555)	(802)	(744)
Ending Balance	$80,380	$66,771	$40,613	$34,622

Funded Status	$(20,511)	$(17,156)	$(14,553)	$(13,852)

Index

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2019	2018	2019	2018
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	393	347	—	—
Noncurrent Liability	20,118	16,809	14,553	13,852
Net Liability Recognized	$20,511	$17,156	$14,553	$13,852

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost
Service Cost	$2,171	$2,426	$2,399	$839	$1,135	$1,089
Interest Cost	3,426	3,061	3,143	1,984	1,898	1,964
Expected Return on Plan Assets	(4,694)	(4,871)	(4,489)	(2,451)	(2,550)	(2,406)
Amortization of Net Actuarial Loss	1,618	1,658	1,566	1,319	1,787	1,781
Amortization of Prior Service Credit	—	—	—	—	(1,607)	(1,728)
Net Periodic Benefit Cost*	$2,521	$2,274	$2,619	$1,691	$663	$700

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2020 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$2,059	$1,351

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2019, 2018 and 2017, respectively, are as follows:

Pension Plan Other Benefits Plan

	Pension Plan			Other Benefits Plan
	2019	2018	2017	2019	2018	2017
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.50%	7.00%	7.00%	7.50%
Discount Rate for:
Benefit Obligation	3.12%	4.15%	3.53%	3.12%	4.15%	3.53%
Benefit Cost	4.15%	3.53%	4.06%	4.15%	3.53%	4.06%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2019 for the 2019 valuation).

For the 2019 valuation, costs and obligations for our Other Benefits Plan assumed an 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2020 with the annual rate of increase declining 1.0% per year for 2021-2022 and 0.5% per year for 2023-2024, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5% by year 2024.

Index

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$545	$(424)
Effect on Projected Benefit Obligation	$9,036	$(7,143)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2020	$3,152	$1,426
2021	3,144	1,639
2022	3,309	1,916
2023	3,720	2,006
2024	4,652	2,089
2025-2029	26,501	11,652
Totals	$44,478	$20,728

Benefit Plans Assets

The allocation of plan assets at December 31, 2019 and 2018 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2019	2018	Target	2019	2018	Target
Equity Securities	61.5%	59.5%	55%	60.0%	54.7%	43%
Debt Securities	36.5%	36.5%	38%	33.0%	37.3%	50%
Cash	0.5%	1.6%	2%	7.0%	8.0%	2%
Real Estate/Commodities	1.5%	2.4%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $1.2 million (1.6% of total Pension Plan assets) and $1.0 million (1.6% of total Pension Plan assets) as of December 31, 2019 and 2018, respectively.

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual Funds	$69,565	$—	$—	$69,565
Money Market Funds	397	—	—	397
Common Equity Securities	10,418	—	—	10,418
Total Investments	$80,380	$—	$—	$80,380

	(Thousands of Dollars)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual Funds	$57,014	$—	$—	$57,014
Money Market Funds	1,074	—	—	1,074
Common Equity Securities	8,683	—	—	8,683
Total Investments	$66,771	$—	$—	$66,771

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual Funds	$24,361	$—	$—	$24,361
Money Market Funds	2,859	—	—	2,859
Agency/US/State/Municipal Debt	—	13,393	—	13,393
Total Investments	$27,220	$13,393	$—	$40,613

Index

	(Thousands of Dollars)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual Funds	$18,924	$—	$—	$18,924
Money Market Funds	2,769	—	—	2,769
Agency/US/State/Municipal Debt	—	12,929	—	12,929
Total Investments	$21,693	$12,929	$—	$34,622

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.7 million in 2019 and expects to make approximately $3.4 million of cash contributions in 2020.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.6 million in 2019 and expects to make approximately $1.6 million of cash contributions in 2020.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For those employees hired after March 31, 2007, and still actively employed on December 31, 2019, the Company approved, and will fund, a discretionary contribution of $0.7 million which was based on 5.0% of eligible 2019 compensation. For the years ended December 31, 2018 and 2017, the Company made discretionary contributions of $0.6 million and $0.5 million, respectively, for qualifying employees.

Stock-Based Compensation

The Company has a stock compensation plan for certain management employees (the 2018 Restricted Stock Plan). Shares issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment within five years of the award other than as a result of normal retirement, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 0.3 million shares, of which approximately 94% remain available for award.

The Company recognizes compensation expense at fair value for the 2018 Restricted Stock Plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over a five-year period.

Index

The following table presents information on the 2018 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2017	132	$1,764
Granted	22	799	$36.95
Vested	(20)	—
Forfeited	(2)	(54)
Amortization of Compensation Expense	—	(724)
Balance, December 31, 2017	132	$1,785
Granted	22	827	$36.53
Vested	(27)	—
Forfeited	(2)	(18)
Amortization of Compensation Expense	—	(956)
Balance, December 31, 2018	125	$1,638
Granted	18	975	$55.99
Vested	(28)	—
Forfeited	(18)	—
Amortization of Compensation Expense	—	(907)
Balance, December 31, 2019	97	$1,706

The fair value of vested restricted shares was $1.7 million and $1.3 million as of December 31, 2019 and 2018, respectively.

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

Index

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2019	2018	2017
Revenues:
Regulated	$123,078	$121,901	$115,454
Non – Regulated	12,177	16,778	15,912
Inter-segment Elimination	(657)	(602)	(591)
Consolidated Revenues	$134,598	$138,077	$130,775

Operating Income:
Regulated	$31,805	$34,127	$35,130
Non – Regulated	3,715	3,015	2,668
Consolidated Operating Income	$35,520	$37,142	$37,798

Depreciation:
Regulated	$16,481	$14,846	$13,732
Non – Regulated	235	191	190
Consolidated Depreciation	$16,716	$15,037	$13,922

Other Income (Expense), Net:
Regulated	$3,018	$3,284	$2,020
Non – Regulated	(253)	119	64
Inter-segment Elimination	(273)	(411)	(467)
Consolidated Other Income (Expense), Net	$2,492	$2,992	$1,617

Interest Charges:
Regulated	$7,456	$7,060	$5,855
Non – Regulated	81	109	118
Inter-segment Elimination	(273)	(411)	(467)
Consolidated Interest Charges	$7,264	$6,758	$5,506

Income Taxes:
Regulated	$(4,317)	$(54)	$9,848
Non – Regulated	1,177	978	1,252
Consolidated Income Taxes	$(3,140)	$924	$11,100

Net Income:
Regulated	$31,602	$30,405	$21,447
Non – Regulated	2,286	2,047	1,362
Consolidated Net Income	$33,888	$32,452	$22,809

Capital Expenditures:
Regulated	$88,858	$71,493	$50,078
Non – Regulated	267	601	223
Total Capital Expenditures	$89,125	$72,094	$50,301

	(Thousands of Dollars)
	As of	As of
	December 31, 2019	December 31, 2018
Assets:
Regulated	$910,081	$764,749
Non – Regulated	9,686	8,994
Inter-segment Elimination	(9,889)	(5,913)
Consolidated Assets	$909,878	$767,830

Index

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2019 and 2018 is as follows:

	(Thousands of Dollars, Except per Share Data)
2019	1st	2nd	3rd	4th	Total

Operating Revenues	$30,698	$33,393	$37,769	$32,738	$134,598
Operating Income	7,028	8,950	11,983	7,559	35,520
Net Income	6,552	8,146	11,119	8,071	33,888
Basic Earnings per Share	$0.40	$0.49	$0.67	$0.46	$2.02
Diluted Earnings per Share	$0.39	$0.49	$0.67	$0.46	$2.01
Common Dividend Per Share	$0.2400	$0.2400	$0.2400	$0.2563	$0.9763
High/Low Common Stock Price	$60.48/$51.02	$63.68/$52.51	$66.10/$55.30	$67.69/$58.75

2018	1st	2nd	3rd	4th	Total

Operating Revenues	$31,177	$34,919	$38,713	$33,268	$138,077
Operating Income	6,350	10,721	12,918	7,153	37,142
Net Income	4,494	8,675	12,290	6,993	32,452
Basic Earnings per Share	$0.27	$0.52	$0.75	$0.43	$1.97
Diluted Earnings per Share	$0.27	$0.52	$0.74	$0.43	$1.96
Common Dividend Per Share	$0.2238	$0.2238	$0.2238	$0.2400	$0.9114
High/Low Common Stock Price	$41.45/$33.96	$45.24/$34.74	$49.00/$41.77	$60.31/$43.12

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Index

ITEM 9A.CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2019. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2019, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

February 27, 2020

ITEM 9B.OTHER INFORMATION.

None.

Index

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2019.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2019 and 2018.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2019.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See Exhibit listing immediately following the signature page.

ITEM 16.FORM 10-K SUMMARY.

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date:	February 27, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on February 27, 2020.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Ann L. Noble
Ann L. Noble
Director

By:	/s/ Walter G. Reinhard
Walter G. Reinhard
Director

By:	/s/ Jeffries Shein
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.3

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.5

Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.

3.6

Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.

3.7

Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.

3.8

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

3.9

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.

3.10

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1

Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4

Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6

Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.7

Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9

Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.9(a)

Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12(a)

Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(t)10.12(b)

Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(t)10.12(c)

Change in Control Termination Agreement, dated as of March 1, 2012, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(t)10.12(d)

Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(t)10.12(e)

Change in Control Termination Agreement, dated as of March 17, 2014, between the Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*(t)10.12(f)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and G. Christian Andreasen.
*(t)10.12(g)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Robert K. Fullagar.
*(t)10.12(h)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Georgia M. Simpson.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)

Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.16

Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.17

Twenty-Fifth Supplemental Indenture, dated October 15, 1999, between the Company and First Union National Bank; Loan Agreement, dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and the Company (Series Z), filed as Exhibit No. 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.18

Twenty-Sixth Supplemental Indenture, dated October 15, 1999, between the Company and First Union National Bank; Loan Agreement, dated November 1, 1999 between the New Jersey Environmental Infrastructure Trust and the Company (Series AA), filed as Exhibit No. 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.19

Twenty-Seventh Supplemental Indenture, dated October 15, 2001, between the Company and First Union National Bank; Loan Agreement, dated November 1, 2001, between the State of New Jersey and the Company (Series BB), filed as Exhibit No. 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.20

Twenty-Seventh Supplemental Indenture, dated October 15, 2001, between the Company and First Union National Bank; Loan Agreement, dated November 1, 2001, between the New Jersey Environmental Infrastructure Trust and the Company (Series CC), filed as Exhibit No. 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21

Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s for the year ended December 31, 2004.

10.22

Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.23

Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.24

Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.25

Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.26

Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.27

Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.28

Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.29

Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.30

Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.31	Prospectus Supplement, filed September 6, 2019, relating to the Middlesex Water Company Investment Plan.	333-233649

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.32

Amended and Restated Line of Credit Note, dated October 22, 2019, between the Company, Pinelands Wastewater Company, Tidewater Environmental Services, Inc., Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.32(a)

Amendment to the Amended and Restated Line of Credit Note, both dated October 22, 2019, between the Company, Pinelands Wastewater Company, Tidewater Environmental Services, Inc., Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.32(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.33

Uncommitted Line of Credit, dated September 25, 2015, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A, filed as Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.33(a)

Amendment, dated September 19, 2017, to the Uncommitted Line of Credit between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A., filed as Exhibit 10.33(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.33(b)

Amendment, dated September 14, 2018, to Uncommitted Line of Credit between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc.,and Bank of America, N.A., filed as Exhibit 10.33(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.33(c)

Amendment, dated September 23, 2019, to the Uncommitted Line of Credit between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A., filed as Exhibit 10.33(c) to the Company’s Current Report on Form 8-K filed September 25, 2019.

10.34

Third Amendment to Promissory Note and Supplement, dated as of March 7, 2017, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.35

Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.36

Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.37

Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.38

Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.39

Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.40

Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.41

Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.42

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.43

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.44

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.45

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.46

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.47

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.48

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated August 1, 2018, filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.49

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated September 12, 2018, filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.50	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company, filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS*	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith