Form 10-Q
period 2020-03-31
MIDDLESEX WATER CO
filed 2020-05-05
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2020: Common Stock, No Par Value: 17,439,780 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019

Operating Revenues	$31,769	$30,698

Operating Expenses:
Operations and Maintenance	17,192	16,120
Depreciation	4,448	4,046
Other Taxes	3,602	3,504

Total Operating Expenses	25,242	23,670

Operating Income	6,527	7,028

Other Income (Expense):
Allowance for Funds Used During Construction	1,123	515
Other Income (Expense), net	385	(57)

Total Other Income, net	1,508	458

Interest Charges	1,669	1,200

Income before Income Taxes	6,366	6,286

Income Taxes	(1,302)	(266)

Net Income	7,668	6,552

Preferred Stock Dividend Requirements	30	36

Earnings Applicable to Common Stock	$7,638	$6,516

Earnings per share of Common Stock:
Basic	$0.44	$0.40
Diluted	$0.44	$0.39

Average Number of Common Shares Outstanding:
Basic	17,437	16,428
Diluted	17,552	16,584

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2020	2019
UTILITY PLANT:	Water Production	$161,269	$160,870
	Transmission and Distribution	607,682	556,517
	General	82,844	83,043
	Construction Work in Progress	48,267	75,520
	TOTAL	900,062	875,950
	Less Accumulated Depreciation	173,511	170,220
	UTILITY PLANT - NET	726,551	705,730

CURRENT ASSETS:	Cash and Cash Equivalents	15,419	2,230
	Accounts Receivable, net	10,823	11,908
	Unbilled Revenues	6,702	7,183
	Materials and Supplies (at average cost)	5,276	5,445
	Prepayments	1,790	2,367
	TOTAL CURRENT ASSETS	40,010	29,133

AND OTHER ASSETS:	Operating Lease Right of Use Asset	5,757	5,944
	Preliminary Survey and Investigation Charges	2,208	2,054
	Regulatory Assets	110,678	110,479
	Restricted Cash	37,882	44,269
	Non-utility Assets - Net	10,393	10,370
	Other	1,837	1,899
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	168,755	175,015
	TOTAL ASSETS	$935,316	$909,878

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$215,600	$215,125
	Retained Earnings	111,800	108,667
	TOTAL COMMON EQUITY	327,400	323,792
	Preferred Stock	2,084	2,084
	Long-term Debt	234,789	230,777
	TOTAL CAPITALIZATION	564,273	556,653

CURRENT	Current Portion of Long-term Debt	7,171	7,178
LIABILITIES:	Notes Payable	33,500	20,000
	Accounts Payable	24,116	23,306
	Accrued Taxes	11,165	7,635
	Accrued Interest	862	2,031
	Unearned Revenues and Advanced Service Fees	1,210	1,211
	Other	2,515	3,620
	TOTAL CURRENT LIABILITIES	80,539	64,981

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	24,146	23,905
AND OTHER LIABILITIES:	Lease Obligation	5,558	5,732
	Accumulated Deferred Income Taxes	55,580	54,408
	Employee Benefit Plans	34,157	34,671
	Regulatory Liabilities	67,063	69,152
	Other	2,500	2,546
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	189,004	190,414

CONTRIBUTIONS IN AID OF CONSTRUCTION		101,500	97,830
	TOTAL CAPITALIZATION AND LIABILITIES	$935,316	$909,878

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,668	$6,552
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,108	4,190
Provision for Deferred Income Taxes and Investment Tax Credits	(3,430)	(2,319)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(694)	(347)
Cash Surrender Value of Life Insurance	205	(123)
Stock Compensation Expense	162	229
Changes in Assets and Liabilities:
Accounts Receivable	1,085	1,780
Unbilled Revenues	481	353
Materials & Supplies	169	(68)
Prepayments	577	381
Accounts Payable	810	(5,349)
Accrued Taxes	3,530	3,236
Accrued Interest	(1,169)	(702)
Employee Benefit Plans	450	26
Unearned Revenue & Advanced Service Fees	(1)	(11)
Other Assets and Liabilities	1,187	(164)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,138	7,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $429 in 2020, $168 in 2019	(25,147)	(12,324)

NET CASH USED IN INVESTING ACTIVITIES	(25,147)	(12,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,330)	(1,337)
Proceeds from Issuance of Long-term Debt	5,398	6,899
Net Short-term Bank Borrowings	13,500	1,000
Deferred Debt Issuance Expense	(24)	—
Common Stock Issuance Expense	(37)	(6)
Proceeds from Issuance of Common Stock	313	2,559
Payment of Common Dividends	(4,468)	(3,943)
Payment of Preferred Dividends	(30)	(36)
Construction Advances and Contributions-Net	2,489	651

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,811	5,787
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRCTED CASH	6,802	1,127
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,499	5,661
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$53,301	$6,788

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,422	$1,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,022	$2,297
Interest Capitalized	$429	$168
Income Taxes	$2	$815

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2020	2019
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2020 - 17,439; 2019 - 17,434	$215,600	$215,125

Retained Earnings	111,800	108,667
TOTAL COMMON EQUITY	$327,400	$323,792

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2020 - 20: 2019 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$569	$643
6.25%, Amortizing Secured Note, due May 19, 2028	3,430	3,535
6.44%, Amortizing Secured Note, due August 25, 2030	2,917	2,987
6.46%, Amortizing Secured Note, due September 19, 2031	3,197	3,267
4.22%, State Revolving Trust Note, due December 31, 2022	175	175
3.60%, State Revolving Trust Note, due May 1, 2025	1,405	1,405
3.30% State Revolving Trust Note, due March 1, 2026	288	309
3.49%, State Revolving Trust Note, due January 25, 2027	328	349
4.03%, State Revolving Trust Note, due December 1, 2026	447	446
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	60	60
0.00%, State Revolving Fund Bond, due August 1, 2021	48	50
3.64%, State Revolving Trust Note, due July 1, 2028	214	214
3.64%, State Revolving Trust Note, due January 1, 2028	69	69
3.45%, State Revolving Trust Note, due August 1, 2031	822	851
6.59%, Amortizing Secured Note, due April 20, 2029	3,168	3,255
7.05%, Amortizing Secured Note, due January 20, 2030	2,458	2,521
5.69%, Amortizing Secured Note, due January 20, 2030	5,043	5,171
4.45%, Amortizing Secured Note, due April 20, 2040	8,837	8,946
4.47%, Amortizing Secured Note, due April 20, 2040	3,279	3,320
3.75%, State Revolving Trust Note, due July 1, 2031	1,829	1,829
2.00%, State Revolving Trust Note, due February 1, 2036	987	1,013
2.00%, State Revolving Trust Note, due November 1, 2038	1,539	1,309
3.75%, State Revolving Trust Note, due November 30, 2030	955	955
0.00% Construction Loans	45,635	40,467
First Mortgage Bonds:
0.00%, Series BB, due August 1, 2021	235	241
4.00% to 5.00%, Series CC, due August 1, 2021	331	331
0.00%, Series EE, due August 1, 2023	1,407	1,456
3.00% to 5.50%, Series FF, due August 1, 2024	2,440	2,440
0.00%, Series GG, due August 1, 2026	621	632
4.00% to 5.00%, Series HH, due August 1, 2026	710	710
0.00%, Series II, due August 1, 2024	416	429
3.40% to 5.00%, Series JJ, due August 1, 2027	588	588
0.00%, Series KK, due August 1, 2028	791	807
5.00% to 5.50%, Series LL, due August 1, 2028	928	928
0.00%, Series MM, due August 1, 2030	1,003	1,037
3.00% to 4.375%, Series NN, due August 1, 2030	1,190	1,190
0.00%, Series OO, due August 1, 2031	1,756	1,806
2.00% to 5.00%, Series PP, due August 1, 2031	660	660
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,906	1,957
3.00% to 3.25%, Series UU, due August 1, 2032	755	755
0.00%, Series VV, due August 1, 2033	1,956	2,004
3.00% to 5.00%, Series WW, due August 1, 2033	755	755
0.00%, Series XX, due August 1, 2047	10,500	10,627
3.00% to 5.00%, Series YY, due August 1, 2047	3,785	3,785
0.00%, Series 2018A, due August 1, 2047	6,599	6,678
3.00%-5.00%, Series 2018B, due August 1, 2047	2,320	2,320
4.00%, Series 2019A, due August 1, 2059	32,500	32,500
5.00%, Series 2019B, due August 1, 2059	21,200	21,200
SUBTOTAL LONG-TERM DEBT	238,466	234,397
Add: Premium on Issuance of Long-term Debt	7,964	8,064
Less: Unamortized Debt Expense	(4,470)	(4,506)
Less: Current Portion of Long-term Debt	(7,171)	(7,178)
TOTAL LONG-TERM DEBT	$234,789	$230,777

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended March 31, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	6,552	6,552
Dividend Reinvestment & Common Stock Purchase Plan	48	2,559	—	2,559
Restricted Stock Award Net - Employees	—	229	—	229
Cash Dividends on Common Stock ($0.2400 per share)	—	—	(3,943)	(3,943)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Common Stock Expenses	—	—	(6)	(6)
Balance at March 31, 2019	16,451	$160,142	$94,000	$254,142

For the Three Months Ended March 31, 2020
Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	—	—	7,668	7,668
Dividend Reinvestment & Common Stock Purchase Plan	5	313	—	313
Restricted Stock Award, Net - Employees	—	162	—	162
Cash Dividends on Common Stock ($0.2563 per share)	—	—	(4,468)	(4,468)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(37)	(37)
Balance at March 31, 2020	17,439	$215,600	$111,800	$327,400

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

The consolidated notes within the 2019 Annual Report on Form 10-K (the 2019 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the three month periods ended March 31, 2020 and 2019. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2019, has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.

Recent Developments

Novel Coronavirus (COVID-19) - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to accurately assess the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities. The Company has drawn partially on its available lines of credit to provide additional liquidity in the event there is a negative impact to the Company’s business, results of operations, financial condition or liquidity resulting from COVID-19. As of April 30, 2020, there remains $106.0 million available under these lines of credit (see Note 6, Short-term Borrowings for further information on lines of credit). In addition, while there can be no assurance regarding their outcome, the Company is an active participant in utility industry discussions with our regulators for the appropriate accounting of potential future recovery in customer rates of additional costs related to COVID-19. We will continue to monitor and evaluate the COVID-19 situation and its impact to the Company’s business, results of operations, financial condition and liquidity.

Recently Adopted Accounting Guidance

Credit Losses on Financial Instruments - The Financial Accounting Standards Board issued guidance on the measurement of credit losses on financial instruments, including trade receivables, which requires expected credit losses to be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. The new guidance became effective January 1, 2020. For the Company, this applies primarily to accounts receivable and unbilled revenue balances. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Expected credit losses on accounts receivable and unbilled revenues are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts. Customer accounts are written off when collection efforts have been exhausted.

There are no other new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In March 2020, New Jersey Board of Public Utilities (NJBPU) approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. It is reset to zero once those increased costs are included in base rates.

Tidewater - Effective January 1, 2020, Tidewater increased its Delaware Public Service Commission (DEPSC) approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenue of approximately $0.5 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

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

Twin Lakes - In March 2020, the Pennsylvania Public Utilities Commission (PAPUC) approved a $0.1 million increase in annualized base rates for Twin Lakes. In July 2019, Twin Lakes had filed a petition with the PAPUC seeking permission to increase annualized base rates by approximately $0.2 million, necessitated by capital infrastructure investments and increased operations and maintenance costs. The new rates became effective April 19, 2020.

COVID-19 - The Company is an active participant in utility industry discussions with its regulators for the appropriate accounting of potential future recovery in customer rates of additional costs related to COVID-19. There can be no assurance as to the outcome of these discussions (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

Index

Note 3 – Capitalization

Common Stock - During the three months ended March 31, 2020 and 2019, there were 4,834 common shares (approximately $0.3 million) and 47,649 common shares ($2.6 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). In January 2019, the Company had activated a limited share purchase discount feature of the Investment Plan. A 5% discount was available until August 2019, when the 0.2 million share purchase limit was reached and the discount feature terminated.

Long-term Debt - Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The interest rate on the Company’s current construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The term of the long-term loans currently offered through the NJIB is up to thirty years.

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program as follows:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through March 31, 2020 Middlesex has drawn a total of $37.0 million and expects to continue to draw down on this construction loan through the third quarter of 2020.

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

Index

The Company expects that the large-diameter transmission pipeline and the 2018 RENEW construction loans will be included in the NJIB November 2020 long-term debt financing program.

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the amended regulations, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan does not include participating in the NJIB SRF program unless the terms are further amended to become more favorable to the Company.

In August 2019, Middlesex priced and closed on a New Jersey Economic Development Authority (NJEDA) debt financing transaction of $53.7 million by issuing First Mortgage Bonds (FMB) designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, is held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through March 31, 2020, Middlesex has drawn a total of $23.4 million and currently expects to draw the remaining $37.4 million of proceeds, currently included in Restricted Cash, through the third quarter of 2021.

In February 2020, Middlesex requested approval from the NJBPU to borrow up to $100.0 million, in one or more private placement transactions from qualifying banks, other financial institutions, mutual funds, insurance companies and pension funds. We cannot predict whether the NJBPU will ultimately approve or deny this request, for which a decision is expected in May 2020.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware community. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater closed on the additional SRF loan in October 2019. Through March 31, 2020, Tidewater had drawn a total of $1.5 million and completed all remaining draws in April 2020.

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMBs and SRF Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$150,876	$160,550	$151,361	$160,772

Index

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $87.6 million and $83.0 million at March 31, 2020 and December 31, 2019, respectively. Customer advances for construction have carrying amounts of $24.1 million and $23.9 million as of March 31, 2020 and December 31, 2019, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series in 2020 and the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series in 2019.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2020		2019
Basic:	Income	Shares	Income	Shares
Net Income	$7,668	17,437	$6,552	16,428
Preferred Dividend	(30)		(36)
Earnings Applicable to Common Stock	$7,638	17,437	$6,516	16,428

Basic EPS	$0.44		$0.40

Diluted:
Earnings Applicable to Common Stock	$7,638	17,437	$6,516	16,428
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	—	—	6	41
Adjusted Earnings Applicable to Common Stock	$7,655	17,552	$6,539	16,584

Diluted EPS	$0.44		$0.39

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2020	2019
Revenues:
Regulated	$28,937	$27,898
Non – Regulated	2,961	2,925
Inter-segment Elimination	(129)	(125)
Consolidated Revenues	$31,769	$30,698

Operating Income:
Regulated	$5,843	$6,034
Non – Regulated	684	994
Consolidated Operating Income	$6,527	$7,028

Net Income:
Regulated	$7,181	$5,868
Non – Regulated	487	684
Consolidated Net Income	$7,668	$6,552

Capital Expenditures:
Regulated	$24,968	$12,293
Non – Regulated	179	31
Total Capital Expenditures	$25,147	$12,324

	As of	As of
	March 31,	December 31,
	2020	2019
Assets:
Regulated	$924,476	$910,081
Non – Regulated	9,378	9,686
Inter-segment Elimination	1,462	(9,889)
Consolidated Assets	$935,316	$909,878

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of March 31, 2020
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$11.0	$49.0	$60.0	Uncommitted	September 18, 2020
PNC Bank	20.5	47.5	68.0	Committed	January 31, 2022
CoBank	2.0	10.0	12.0	Committed	November 30, 2020
	$33.5	$106.5	$140.0

The interest rate for borrowings under the lines of credit is set using the London InterBank Offered Rate (LIBOR) and adding a credit spread, which varies by financial institution. There is no requirement for a compensating balance under any of the established lines of credit. The CoBank line of credit is expected to be renewed during the third quarter of 2020 for a term of twenty-four months. The Bank of America line of credit is renewed on an annual basis prior to its expiration.

The weighted average interest rate on the outstanding borrowings at March 31, 2020 under these credit lines is 2.31%.

The weighted average daily amounts of outstanding borrowings under the Company’s credit lines and the weighted average interest rates on those amounts were $21.4 million and $50.0 million at 2.58% and 3.64% for the three months ended March 31, 2020 and 2019, respectively.

The maturity dates for the $33.5 million outstanding as of March 31, 2020 are in April 2020 through June 2020 and are extendable at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2020	2019
Treated	$793	$770
Untreated	870	861
Total Costs	$1,663	$1,631

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater treatment contractor, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2029 unless another guarantor, acceptable to the County, replaces Middlesex before such date. In addition, Middlesex may provide operational support to the facility, as needed. AWM and its parent company, Natural Systems Utilities (NSU), serve as guarantor to Middlesex with respect to the performance of AWM and has indemnified Middlesex against any claims that may arise under the Middlesex guaranty to the County.

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. The liability and asset for the guaranty are included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet and are approximately $1.4 million as of March 31, 2020 and December 31, 2019, respectively.

In November 2019, Middlesex was notified that the County terminated its Agreement with AWM. AWM had initiated legal action against the County in the Superior Court of New Jersey, Monmouth County that in part contests the County’s exercise of this termination. The County filed a counter-claim against NSU and has brought Middlesex into the suit as a third-party defendant. We continue to monitor this litigation; however, given the cancellation of the underlying operating contract by the County, we do not anticipate the ultimate outcome will have a material impact on the Company’s results of operations or financial condition.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of March 31, 2020	As of December 31, 2019
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(1.5)	(1.4)
Current ROU Asset	$5.8	$5.9

The Company’s future minimum operating lease commitments as of March 31, 2020 are as follows:

(In Millions)
March 31, 2020
2020	$0.6
2021	0.8
2022	0.8
2023	0.8
2024	0.8
Thereafter	4.4
Total Lease Payments	$8.2
Imputed Interest	(1.9)
Present Value of Lease Payments	6.3
Less Current Portion*	(0.7)
Non-Current Lease Liability	$5.6

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $118 million for its construction program in 2020. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $55 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects and may be significantly impacted if the effects of the COVID-19 pandemic continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

Contingencies - Based on our operations in the heavily-regulated water and wastewater industries, the Company is routinely involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties relative to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of any current or future loss contingencies.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For the three month period ended March 31, 2020, the Company did not make a Pension Plan cash contribution. For the three month period ended March 31, 2019, the Company made Pension Plan cash contributions of $0.5 million. The Company expects to make Pension Plan cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three month periods ended March 31, 2020 and 2019, the Company made Other Benefits Plan cash contributions of $0.3 million and $0.2 million, respectively. The Company does not expect to make any additional Other Benefits Plan cash contributions over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2020	2019	2020	2019

Service Cost	$609	$543	$248	$210
Interest Cost	775	857	425	496
Expected Return on Assets	(1,409)	(1,173)	(721)	(613)
Amortization of Unrecognized Losses	515	404	338	330
Net Periodic Benefit Cost*	$490	$631	$290	$423

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

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2020	2019
Regulated Tariff Sales
Residential	$16,681	$15,980
Commercial	3,369	3,309
Industrial	2,081	2,198
Fire Protection	3,045	3,013
Wholesale	3,698	3,339
Non-Regulated Contract Operations	2,859	2,824
Total Revenue from Contracts with Customers	$31,733	$30,663
Other Regulated Revenues	62	58
Other Non-Regulated Revenues	103	102
Inter-segment Elimination	(129)	(125)
Total Revenue	$31,769	$30,698

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In 2019, the Company paid $2.7 million in connection with the conclusion and closing of the 2014-2017 tax return audits and $0.1 million in interest in connection with the conclusion and closing of the 2014 and 2015 tax return audits. As of March 31, 2020, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.2 million, respectively.

Index

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

-

impact of the Novel Coronavirus (COVID-19) pandemic; and

-

other factors discussed elsewhere in this quarterly report.

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Our New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water service under contract to municipalities in central New Jersey with a total population of of over 0.2 million. Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

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

Index

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 115 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

COVID-19 - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to accurately assess the impact that COVID-19 will have on our business, our customers and our vendors prospectively due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities. The Company has drawn partially on its available lines of credit to provide additional liquidity in the event there is a negative impact to the Company’s business, results of operations, financial condition or liquidity resulting from COVID-19. As of April 30, 2020, there remains $106.0 million available under these lines of credit (see Note 6, Short-term Borrowings for further information on lines of credit). In addition, while there can be no assurance regarding their outcome, the Company is an active participant in utility industry discussions with our regulators for the appropriate accounting of potential future recovery in customer rates of additional costs related to COVID-19. We will continue to monitor and evaluate the COVID-19 situation and its impact to the Company’s business, results of operations, financial condition and liquidity.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $118 million in 2020 in connection with this plan for projects that include, but are not limited to:

•

Enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey, to mitigate the formation of disinfection by-products that can develop during the water treatment process;

•

Enhanced treatment processes at the Company’s primary wellfield in South Plainfield, New Jersey to comply with new, more stringent water quality regulations and integrate surge mitigation along with revisions to corrosion control and chlorination;

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

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects and may be significantly impacted if the effects of COVID-19 continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

Twin Lakes Base Rate Increase - In March 2020, the Pennsylvania Public Utilities Commission (PAPUC) approved a $0.1 million increase in annualized base rates for Twin Lakes. In July 2019, Twin Lakes had filed a petition with the PAPUC seeking permission to increase annualized base rates by approximately $0.2 million, necessitated by capital infrastructure investments and increased operations and maintenance costs. The new rates became effective April 19, 2020.

Middlesex Private Placement NJBPU Petition – In February 2020, Middlesex requested approval from the New Jersey Board of Public Utilities (NJBPU) to borrow up to $100.0 million, in one or more private placement transactions from qualifying banks, other financial institutions, mutual funds, insurance companies and pension funds. We cannot predict whether the NJBPU will ultimately approve or deny this request, for which a decision is expected in May 2020.

Outlook

Normally, our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns over the last three years in our service territories, which resulted in lower customer demand for water, may reoccur in 2020. As operating costs are anticipated to increase in 2020 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. An additional factor that is expected to affect our outlook over the remainder of 2020 is the impact of COVID-19 on the general economy and the resulting impact on our customers. For example, many commercial business operations have closed or curtailed operations as a result of the pandemic, which could result in lower demand for water (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments). In addition, our customer collection efforts have been suspended based on State of Emergency Orders (SEOs) issued by the Governors of the respective states in which we operate. Those same SEOs have declared utility construction projects to be essential and therefore, are allowed to continue subject to nationally-established COVID-19 safety precautions.

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

Results of Operations – Three Months Ended March 31, 2020

	(In Thousands)
	Three Months Ended March 31,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$28,911	$2,858	$31,769	$27,874	$2,824	$30,698
Operations and maintenance expenses	15,142	2,050	17,192	14,417	1,703	16,120
Depreciation expense	4,399	49	4,448	3,986	60	4,046
Other taxes	3,527	75	3,602	3,437	67	3,504
Operating income	5,843	684	6,527	6,034	994	7,028

Other income, net	1,472	36	1,508	452	6	458
Interest expense	1,668	1	1,669	1,200	—	1,200
Income taxes	(1,534)	232	(1,302)	(582)	316	(266)
Net income	$7,181	$487	$7,668	$5,868	$684	$6,552

Operating Revenues

Operating revenues for the three months ended March 31, 2020 increased $1.1 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $0.5 million due to increased demand from wholesale contract customers;

•

Tidewater System revenues increased $0.4 million due primarily to additional customers;

•

Pinelands revenues increased $0.1 million due to the base rate increase that went into effect in November 2019; and

•

All other revenue categories increased $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2020 increased $1.1 million from the same period in 2019 due to the following factors:

•

Retirement benefit plan expenses increased $0.3 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Variable production costs increased $0.3 million due to higher treatment costs due to weather-impacted changes in raw water quality;

•

Labor costs rose $0.2 million due to increases in headcount for regulatory and other operational needs, and wage increases overall averaging approximately 3%; and

•

All other operation and maintenance expense categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended March 31, 2020 increased $0.4 million from the same period in 2019 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2020 increased $0.1 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2020 increased $1.0 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined postretirement benefit plan non-service expense.

Interest Charges

Interest charges for the three months ended March 31, 2020 increased $0.5 million from the same period in 2019 due to higher average short-term and long-term debt outstanding in 2020 as compared to 2019 partially offset by lower average interest rates.

Income Taxes

Income taxes for the three months ended March 31, 2020 decreased $1.0 million from the same period in 2019, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, which was approved in Middlesex’s 2018 base rate case decision.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2020 increased $1.1 million as compared with the same period in 2019. Basic earnings per share were $0.44 and $0.40 for the three months ended March 31, 2020 and 2019, respectively. Diluted earnings per share were $0.44 and $0.39 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

Index

For the three months ended March 31, 2020, cash flows from operating activities increased $8.5 million to $16.1 million. The increase in cash flows from operating activities primarily resulted from the timing of payments to vendors.

Investing Cash Flows

For the three months ended March 31, 2020, cash flows used in investing activities increased $12.8 million to $25.1 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2020, cash flows from financing activities increased $10.0 million to $15.8 million. The majority of the increase in cash flows provided by financing activities is due to the net increase in short-term funding offset by lower proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2020 is currently estimated to be approximately $118 million. Through March 31, 2020, we have expended $25 million and expect to incur approximately $93 million for capital projects for the remainder of 2020.

We currently project that we may expend approximately $173 million for capital projects in 2021 and 2022. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects and may be significantly impacted if the effects of COVID-19 continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see the Recent Developments section of Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

To pay for our capital program for the remainder of 2020, we plan on utilizing:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of March 31, 2020, there was $106.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements);

•

Proceeds from the New Jersey State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;

•

Proceeds from the August 2019 issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority;

•

Proceeds from the Investment Plan; and

•

If approved by the NJBPU, proceeds from the sale and issuance of debt securities in a private placement offering (for further information, see discussion under Recent Developments-Middlesex Private Placement NJBPU Petition above).

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

Index

Item 3.Quantitative and Qualitative Disclosures of Market Risk

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

The Company's retirement benefit plan assets are subject to fluctuating market prices of debt and equity securities. Changes to the Company's retirement benefit plan asset values can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our risk is mitigated by our ability to recover retirement benefit plan costs through rates for regulated utility services charged to our customers.

Item 4.Controls and Procedures

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

Index

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Novel Coronavirus (COVID-19) pandemic and the attempt to contain it may harm our business, results of operations, financial condition and liquidity.

On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact that COVID-19 will have on the Company, our customers and our vendors prospectively depends on numerous uncertainties, including the severity of the pandemic, the duration of the outbreak, and actions which could potentially be taken by governmental and/or regulatory authorities’ and could have an adverse effect on the Company’s business, results of operations, financial condition, and liquidity.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.	Exhibits

10.32(b)

Renewal of Expiration Date of Amended and Restated Line of Credit Note between the Company, Pinelands Wastewater Company, Tidewater Environmental Services, Inc., Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: May 5, 2020