Form 10-Q
period 2020-06-30
MIDDLESEX WATER CO
filed 2020-07-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2020: Common Stock, No Par Value: 17,464,795 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating Revenues	$35,277	$33,393	$67,046	$64,090

Operating Expenses:
Operations and Maintenance	17,620	16,781	34,812	32,901
Depreciation	4,629	4,123	9,077	8,170
Other Taxes	3,643	3,539	7,245	7,042

Total Operating Expenses	25,892	24,443	51,134	48,113

Operating Income	9,385	8,950	15,912	15,977

Other Income (Expense):
Allowance for Funds Used During Construction	795	643	1,917	1,158
Other Income (Expense), net	334	(80)	720	(138)

Total Other Income, net	1,129	563	2,637	1,020

Interest Charges	1,946	1,788	3,615	2,988

Income before Income Taxes	8,568	7,725	14,934	14,009

Income Taxes	(1,145)	(421)	(2,447)	(687)

Net Income	9,713	8,146	17,381	14,696

Preferred Stock Dividend Requirements	30	36	60	72

Earnings Applicable to Common Stock	$9,683	$8,110	$17,321	$14,624

Earnings per share of Common Stock:
Basic	$0.55	$0.49	$0.99	$0.89
Diluted	$0.55	$0.49	$0.99	$0.88

Average Number of Common Shares Outstanding :
Basic	17,462	16,519	17,449	16,474
Diluted	17,577	16,675	17,564	16,630

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2020	2019
UTILITY PLANT:	Water Production	$161,971	$160,870
	Transmission and Distribution	617,276	556,517
	General	82,916	83,043
	Construction Work in Progress	61,566	75,520
	TOTAL	923,729	875,950
	Less Accumulated Depreciation	177,568	170,220
	UTILITY PLANT - NET	746,161	705,730

CURRENT ASSETS:	Cash and Cash Equivalents	13,196	2,230
	Accounts Receivable, net	12,619	11,908
	Unbilled Revenues	8,939	7,183
	Materials and Supplies (at average cost)	5,274	5,445
	Prepayments	3,961	2,367
	TOTAL CURRENT ASSETS	43,989	29,133

AND OTHER ASSETS:	Operating Lease Right of Use Asset	5,573	5,944
	Preliminary Survey and Investigation Charges	2,670	2,054
	Regulatory Assets	111,494	110,479
	Restricted Cash	28,936	44,269
	Non-utility Assets - Net	10,639	10,370
	Other	1,408	1,899
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	160,720	175,015
	TOTAL ASSETS	$950,870	$909,878

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$216,365	215,125
	Retained Earnings	117,008	108,667
	TOTAL COMMON EQUITY	333,373	323,792
	Preferred Stock	2,084	2,084
	Long-term Debt	237,939	230,777
	TOTAL CAPITALIZATION	573,396	556,653

CURRENT	Current Portion of Long-term Debt	7,340	7,178
LIABILITIES:	Notes Payable	37,500	20,000
	Accounts Payable	22,803	23,306
	Accrued Taxes	10,106	7,635
	Accrued Interest	2,092	2,031
	Unearned Revenues and Advanced Service Fees	1,329	1,211
	Other	3,124	3,620
	TOTAL CURRENT LIABILITIES	84,294	64,981

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	24,342	23,905
AND OTHER LIABILITIES:	Lease Obligations	5,329	5,732
	Accumulated Deferred Income Taxes	57,350	54,408
	Employee Benefit Plans	33,731	34,671
	Regulatory Liabilities	64,998	69,152
	Other	2,480	2,546
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	188,230	190,414

CONTRIBUTIONS IN AID OF CONSTRUCTION		104,950	97,830
	TOTAL CAPITALIZATION AND LIABILITIES	$950,870	$909,878

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,381	$14,696
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,304	8,455
Provision for Deferred Income Taxes and Investment Tax Credits	(7,206)	(5,075)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,182)	(775)
Cash Surrender Value of Life Insurance	(47)	(200)
Stock Compensation Expense	632	703
Changes in Assets and Liabilities:
Accounts Receivable	(711)	6
Unbilled Revenues	(1,756)	(952)
Materials & Supplies	171	36
Prepayments	(1,594)	(1,273)
Accounts Payable	(503)	(1,269)
Accrued Taxes	2,471	(1,840)
Accrued Interest	61	(10)
Employee Benefit Plans	840	(2,804)
Unearned Revenue & Advanced Service Fees	118	11
Other Assets and Liabilities	1,840	1,911

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,819	11,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $735 in 2020, $383 in 2019	(45,417)	(35,698)

NET CASH USED IN INVESTING ACTIVITIES	(45,417)	(35,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,288)	(2,356)
Proceeds from Issuance of Long-term Debt	9,721	13,217
Net Short-term Bank Borrowings	17,500	10,900
Deferred Debt Issuance Expense	(33)	(1)
Common Stock Issuance Expense	(37)	(5)
Proceeds from Issuance of Common Stock	608	7,081
Payment of Common Dividends	(8,942)	(7,906)
Payment of Preferred Dividends	(60)	(72)
Construction Advances and Contributions-Net	3,762	1,719

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,231	22,577
NET CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,367)	(1,501)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,499	5,661
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,132	$4,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,796	$3,825
Long term Debt Deobligation	$-	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,754	$3,401
Interest Capitalized	$735	$383
Income Taxes	$377	$5,842

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2020	2019
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2020 - 17,464; 2019 - 17,434	$216,365	$215,125

Retained Earnings	117,008	108,667
TOTAL COMMON EQUITY	$333,373	$323,792

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2020 - 20: 2019 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$493	$643
6.25%, Amortizing Secured Note, due May 19, 2028	3,325	3,535
6.44%, Amortizing Secured Note, due August 25, 2030	2,847	2,987
6.46%, Amortizing Secured Note, due September 19, 2031	3,127	3,267
4.22%, State Revolving Trust Note, due December 31, 2022	147	175
3.60%, State Revolving Trust Note, due May 1, 2025	1,288	1,405
3.30% State Revolving Trust Note, due March 1, 2026	288	309
3.49%, State Revolving Trust Note, due January 25, 2027	328	349
4.03%, State Revolving Trust Note, due December 1, 2026	419	446
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	60	60
0.00%, State Revolving Fund Bond, due August 1, 2021	48	50
3.64%, State Revolving Trust Note, due July 1, 2028	214	214
3.64%, State Revolving Trust Note, due January 1, 2028	69	69
3.45%, State Revolving Trust Note, due August 1, 2031	822	851
6.59%, Amortizing Secured Note, due April 20, 2029	3,081	3,255
7.05%, Amortizing Secured Note, due January 20, 2030	2,396	2,521
5.69%, Amortizing Secured Note, due January 20, 2030	4,915	5,171
4.45%, Amortizing Secured Note, due April 20, 2040	8,727	8,946
4.47%, Amortizing Secured Note, due April 20, 2040	3,238	3,320
3.75%, State Revolving Trust Note, due July 1, 2031	1,829	1,829
2.00%, State Revolving Trust Note, due February 1, 2036	987	1,013
2.00%, State Revolving Trust Note, due November 1, 2038	1,579	1,309
3.75%, State Revolving Trust Note, due November 30, 2030	919	955
0.00% Construction Loans	49,918	40,467
First Mortgage Bonds:
0.00%, Series BB, due August 1, 2021	235	241
4.00% to 5.00%, Series CC, due August 1, 2021	331	331
0.00%, Series EE, due August 1, 2023	1,407	1,456
3.00% to 5.50%, Series FF, due August 1, 2024	2,440	2,440
0.00%, Series GG, due August 1, 2026	621	632
4.00% to 5.00%, Series HH, due August 1, 2026	710	710
0.00%, Series II, due August 1, 2024	416	429
3.40% to 5.00%, Series JJ, due August 1, 2027	588	588
0.00%, Series KK, due August 1, 2028	790	807
5.00% to 5.50%, Series LL, due August 1, 2028	928	928
0.00%, Series MM, due August 1, 2030	1,003	1,037
3.00% to 4.375%, Series NN, due August 1, 2030	1,190	1,190
0.00%, Series OO, due August 1, 2031	1,756	1,806
2.00% to 5.00%, Series PP, due August 1, 2031	660	660
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,906	1,957
3.00% to 3.25%, Series UU, due August 1, 2032	755	755
0.00%, Series VV, due August 1, 2033	1,956	2,004
3.00% to 5.00%, Series WW, due August 1, 2033	755	755
0.00%, Series XX, due August 1, 2047	10,500	10,627
3.00% to 5.00%, Series YY, due August 1, 2047	3,785	3,785
0.00%, Series 2018A, 2017 RENEW due August 1, 2047	6,599	6,678
3.00%-5.00%, Series 2018B, 2017 RENEW due August 1, 2047	2,320	2,320
4.00%, Series 2019A, due August 1, 2059	32,500	32,500
5.00%, Series 2019B, due August 1, 2059	21,200	21,200
SUBTOTAL LONG-TERM DEBT	241,830	234,397
Add: Premium on Issuance of Long-term Debt	7,866	8,064
Less: Unamortized Debt Expense	(4,417)	(4,506)
Less: Current Portion of Long-term Debt	(7,340)	(7,178)
TOTAL LONG-TERM DEBT	$237,939	$230,777

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended June 30, 2019
Balance at April 1, 2019	16,451	$160,142	$94,000	$254,142
Net Income	—	—	8,146	8,146
Dividend Reinvestment & Common Stock Purchase Plan	82	4,522	—	4,522
Restricted Stock Award, Net - Employees	17	278	—	278
Stock Award - Board Of Directors	4	196	—	196
Cash Dividends on Common Stock ($0.2400 per share)	—	—	(3,964)	(3,964)
Cash Dividends on Preferred Stock	—	—	(36)	(36)
Balance at June 30, 2019	16,554	$165,138	$98,146	$263,284

For the Six Months Ended June 30, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	14,696	14,696
Dividend Reinvestment & Common Stock Purchase Plan	130	7,081	—	7,081
Restricted Stock Award, Net - Employees	17	507	—	507
Stock Award - Board Of Directors	4	196	—	196
Cash Dividends on Common Stock ($0.4800 per share)	—	—	(7,906)	(7,906)
Cash Dividends on Preferred Stock	—	—	(72)	(72)
Common Stock Expenses	—	—	(5)	(5)
Balance at June 30, 2019	16,554	$165,138	$98,146	$263,284

For the Three Months Ended June 30, 2020
Balance at April 1, 2020	17,439	$215,600	$111,800	$327,400
Net Income	—	—	9,713	9,713
Dividend Reinvestment & Common Stock Purchase Plan	4	294	—	294
Restricted Stock Award - Net - Employees	17	226	—	226
Restricted Stock Award - Board of Directors	4	245	—	245
Cash Dividends on Common Stock ($0.2563 per share)	—	—	(4,475)	(4,475)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2020	17,464	$216,365	$117,008	$333,373

For the Six Months Ended June 30, 2020
Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	—	—	17,381	17,381
Dividend Reinvestment & Common Stock Purchase Plan	9	608	—	608
Restricted Stock Award - Net - Employees	17	387	—	387
Restricted Stock Award - Board Of Directors	4	245		245
Cash Dividends on Common Stock ($0.5125 per share)	—	—	(8,942)	(8,942)
Cash Dividends on Preferred Stock	—	—	(60)	(60)
Common Stock Expenses	—	—	(38)	(38)
Balance at June 30, 2020	17,464	$216,365	$117,008	$333,373

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

The consolidated notes within the 2019 Annual Report on Form 10-K (the 2019 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2020, the results of operations for the three month and six month periods ended June 30, 2020 and 2019 and cash flows for the six month periods ended June 30, 2020 and 2019. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2019, has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.

Recent Developments

Novel Coronavirus (COVID-19) - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to accurately assess the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities. The Company has drawn partially on its available lines of credit to provide additional liquidity in the event there is a negative impact to the Company’s business, results of operations, financial condition or liquidity resulting from COVID-19. As of July 31, 2020, there remains $106.5 million available under these lines of credit (see Note 6, Short-term Borrowings for further information on lines of credit). In addition, the New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission (DEPSC) have allowed for potential future recovery of COVID-19 related incremental costs in customer rates by regulated utilities in their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or method for formally seeking cost recovery. We will continue to monitor and evaluate the COVID-19 situation and its impact to the Company’s business, results of operations, financial condition and liquidity.

Contract Operations – In May 2020, USA, through a competitive bidding process, was awarded a ten-year, $8.3 million contract to operate and maintain the Borough of Highland Park, New Jersey’s water and wastewater systems. The contract commenced July 1, 2020.

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

Note 2 – Rate and Regulatory Matters

Middlesex – In March 2020, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. It is reset to zero once those increased costs are included in base rates.

Tidewater - Effective July 1, 2020, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenue of approximately $0.5 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

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

COVID-19 - The NJBPU and the DEPSC have allowed for potential future recovery in customer rates of additional costs related to COVID-19 (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

Index

Note 3 – Capitalization

Common Stock - During the six months ended June 30, 2020 and 2019, there were 9,378 common shares (approximately $0.6 million) and 129,675 common shares ($7.1 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). In January 2019, the Company had activated a limited share purchase discount feature of the Investment Plan. A 5% discount was available until August 2019, when the 0.2 million share purchase limit was reached and the discount feature terminated.

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

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program as follows:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through June 30, 2020, Middlesex has drawn a total of $41.3 million and expects to continue to draw down on this construction loan through the third quarter of 2020.

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

In August 2019, Middlesex priced and closed on a New Jersey Economic Development Authority (NJEDA) debt financing transaction of $53.7 million by issuing First Mortgage Bonds (FMB) designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, is held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through June 30, 2020, Middlesex has drawn a total of $32.3 million and currently expects to draw the remaining $28.5 million of proceeds, currently included in Restricted Cash, through the third quarter of 2021.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100.0 million, in one or more private placement transactions to help fund Middlesex’s multi-year capital construction program. Although Middlesex intends to close on a private placement loan of up to $40 million before the end of 2020, ongoing volatility in the financial markets may influence the timing and amount of the transaction.

In March 2018, the DEPSC approved Tidewater’s request to borrow up to $0.9 million under the Delaware SRF program to fund the replacement of an entire water distribution system of a small Delaware community. Tidewater closed on the SRF loan in May 2018. In April 2019, Tidewater received approval from the DEPSC to increase the borrowing to $1.7 million based on revised project cost estimates. Tidewater closed on the additional SRF loan in October 2019 and completed withdrawal of the proceeds in April 2020.

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

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$150,876	$162,257	$151,361	$160,772

Index

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $91.0 million and $83.0 million at June 30, 2020 and December 31, 2019, respectively. Customer advances for construction have carrying amounts of $24.3 million and $23.9 million as of June 30, 2020 and December 31, 2019, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series in 2020 and the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series in 2019.

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2020		2019
Basic:	Income	Shares	Income	Shares
Net Income	$9,713	17,462	$8,146	16,519
Preferred Dividend	(30)		(36)
Earnings Applicable to Common Stock	$9,683	17,462	$8,110	16,519

Basic EPS	$0.55		$0.49

Diluted:
Earnings Applicable to Common Stock	$9,683	17,462	$8,110	16,519
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	—	—	6	41
Adjusted Earnings Applicable to Common Stock	$9,700	17,577	$8,133	16,675

Diluted EPS	$0.55		$0.49

Index

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2020		2019
Basic:	Income	Shares	Income	Shares
Net Income	$17,381	17,449	$14,696	16,474
Preferred Dividend	(60)		(72)
Earnings Applicable to Common Stock	$17,321	17,449	$14,624	16,474

Basic EPS	$0.99		$0.89

Diluted:
Earnings Applicable to Common Stock	$17,321	17,449	$14,624	16,474
$7.00 Series Preferred Dividend	34	115	34	115
$8.00 Series Preferred Dividend	—	—	12	41
Adjusted Earnings Applicable to Common Stock	$17,355	17,564	$14,670	16,630

Diluted EPS	$0.99		$0.88

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2020	2019	2020	2019
Revenues:
Regulated	$32,289	$30,444	$61,226	$58,342
Non – Regulated	3,180	3,087	6,141	6,012
Inter-segment Elimination	(192)	(138)	(321)	(264)
Consolidated Revenues	$35,277	$33,393	$67,046	$64,090

Operating Income:
Regulated	$8,639	$7,903	$14,480	$13,936
Non – Regulated	746	1,047	1,432	2,041
Consolidated Operating Income	$9,385	$8,950	$15,912	$15,977

Net Income:
Regulated	$9,192	$7,423	$16,371	$13,290
Non – Regulated	521	723	1,010	1,406
Consolidated Net Income	$9,713	$8,146	$17,381	$14,696

Capital Expenditures:
Regulated	$19,913	$23,268	$44,882	$35,561
Non – Regulated	357	106	535	137
Total Capital Expenditures	$20,270	$23,374	$45,417	$35,698

	As of	As of
	June 30,	December 31,
	2020	2019
Assets:
Regulated	$953,703	$910,081
Non – Regulated	10,150	9,686
Inter-segment Elimination	(12,983)	(9,889)
Consolidated Assets	$950,870	$909,878

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of June 30, 2020				Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$1.0	$59.0	$60.0	Uncommitted	September 18, 2020
PNC Bank	29.0	39.0	68.0	Committed	January 31, 2022
CoBank	7.5	4.5	12.0	Committed	November 30, 2020
	$37.5	$102.5	$140.0

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

The weighted average interest rate on the outstanding borrowings at June 30, 2020 under these credit lines is 1.21%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Daily Amounts Outstanding	$36,445	$50,992	$28,901	$50,485
Weighted Average Interest Rates	1.65%	3.52%	1.96%	3.57%

The maturity dates for the $37.5 million outstanding as of June 30, 2020 are in July 2020 through August 2020 and are renewable at the discretion of the Company.

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

Middlesex also has an agreement with a non-affiliated NJBPU-regulated water utility for the purchase of treated water. This agreement, which expires February 28, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases if needed.

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Treated	$932	$827	$1,725	$1,597
Untreated	782	782	1,652	1,643
Total Costs	$1,714	$1,609	$3,377	$3,240

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater treatment contractor, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2029 unless another guarantor, acceptable to the County, replaces Middlesex before such date. In addition, Middlesex may provide operational support to the facility, as needed. AWM and its parent company, Natural Systems Utilities (NSU), serve as guarantor to Middlesex with respect to the performance of AWM and have indemnified Middlesex against any claims that may arise under the Middlesex guaranty to the County.

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would be required to fulfill the remaining operational commitment of AWM. The liability and asset for the guaranty are included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet and are approximately $1.3 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

Index

Leases - The Company determines if a contractual arrangement meets the criteria to be characterized as a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company has entered into an operating lease of office space for administrative purposes, expiring in 2030. The Company has not entered into any financing leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

The right-of-use (ROU) asset recorded represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit discount rate and as such, the Company used an estimated incremental borrowing rate (4.03%) based on the information available at commencement date in determining the present value of lease payments.

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of June 30, 2020	As of December 31, 2019
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(1.7)	(1.4)
Current ROU Asset	$5.6	$5.9

The Company’s future minimum operating lease commitments are as follows:

(In Millions)
June 30, 2020
2020	$0.4
2021	0.8
2022	0.8
2023	0.8
2024	0.8
Thereafter	4.4
Total Lease Payments	$8.0
Imputed Interest	(1.9)
Present Value of Lease Payments	6.1
Less Current Portion*	(0.8)
Non-Current Lease Liability	$5.3

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $119 million for its construction program in 2020. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $43 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects and could be impacted if the effects of the COVID-19 pandemic continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For the three and six month periods ended June 30, 2020, the Company did not make any Pension Plan cash contributions. For the three and six month periods ended June 30, 2019, the Company made Pension Plan cash contributions of $0.5 million and $1.0 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $3.0 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three and six month periods ended June 30, 2020, the Company made Other Benefits Plan cash contributions of $0.3 million, respectively. For the three and six month periods ended June 30, 2019, the Company made Other Benefits Plan cash contributions of $0.2 million and $0.4 million, respectively. The Company does not expect to make any additional Other Benefits Plan cash contributions over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2020	2019	2020	2019

Service Cost	$609	$543	$248	$210
Interest Cost	775	857	425	496
Expected Return on Assets	(1,409)	(1,173)	(721)	(613)
Amortization of Unrecognized Losses	515	404	338	330
Net Periodic Benefit Cost*	$490	$631	$290	$423

	Six Months Ended June 30,
	2020	2019	2020	2019

Service Cost	$1,217	$1,085	$497	$420
Interest Cost	1,550	1,713	850	992
Expected Return on Assets	(2,818)	(2,347)	(1,442)	(1,226)
Amortization of Unrecognized Losses	1,030	809	676	660
Net Periodic Benefit Cost*	$979	$1,260	$581	$846

*Service cost is included in Operations and Maintenance expense on Consolidated Statements of Income; all other amounts are included in Other Income/Expense, net.

Note 9 – Revenue Recognition from Contracts with Customers

The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services to residential, industrial, commercial, fire protection and wholesale customers, as well as non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Regulated Tariff Sales
Residential	$19,454	$17,780	$36,135	$33,760
Commercial	3,649	3,744	7,018	7,053
Industrial	2,175	2,321	4,256	4,519
Fire Protection	3,060	3,098	6,106	6,111
Wholesale	3,827	3,429	7,525	6,768
Non-Regulated Contract Operations	3,076	2,986	5,934	5,810
Total Revenue from Contracts with Customers	$35,241	$33,358	$66,974	$64,021
Other Regulated Revenues	124	73	186	131
Other Non-Regulated Revenues	104	100	207	202
Inter-segment Elimination	(192)	(138)	(321)	(264)
Total Revenue	$35,277	$33,393	$67,046	$64,090

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In 2019, the Company paid $2.7 million in connection with the conclusion and closing of the 2014-2017 tax return audits and $0.1 million in interest in connection with the conclusion and closing of the 2014 and 2015 tax return audits. As of June 30, 2020, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.2 million, respectively.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 51,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 1,800 customers in Delaware and Maryland through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,800 residential retail customers in Sussex Counties, Delaware.

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

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. In addition to performing day to day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon. Under a marketing agreement with HomeServe USA (HomeServe), USA offers residential customers in New Jersey and Delaware a menu of water and wastewater related home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. Beginning July 1, 2020, USA began operating the Borough of Highland Park, New Jersey’s water and wastewater systems. USA also provides unregulated water and wastewater services under contract with several other New Jersey municipalities.

Index

Our Pennsylvania subsidiary, Twin Lakes, provides water services to approximately 120 retail customers in the Township of Shohola, Pike County, Pennsylvania.

Recent Developments

COVID-19 - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to accurately assess the impact that COVID-19 will have on our business, our customers and our vendors prospectively due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities. The Company has drawn partially on its available lines of credit to provide additional liquidity in the event there is a negative impact to the Company’s business, results of operations, financial condition or liquidity resulting from COVID-19. As of July 31, 2020, there remains $106.5 million available under these lines of credit (see Note 6, Short-term Borrowings for further information on lines of credit). In addition, the New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission have allowed for potential future recovery of COVID-19 related incremental costs in customer rates by regulated utilities in their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or method for formally seeking cost recovery. We will continue to monitor and evaluate the COVID-19 situation and its impact to the Company’s business, results of operations, financial condition and liquidity.

Contract Operations – In May 2020, USA, through a competitive bidding process, was awarded a ten-year, $8.3 million contract to operate and maintain the Borough of Highland Park, New Jersey’s water and wastewater systems. The contract commenced July 1, 2020.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $119 million in 2020 in connection with this plan for projects that include, but are not limited to:

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

Middlesex Private Placement – In May 2020, Middlesex received approval from the NJBPU to borrow up to $100.0 million, in one or more private placement transactions to help fund Middlesex’s multi-year capital construction program. Although Middlesex intends to close on a private placement loan of up to $40 million before the end of 2020, ongoing volatility in the financial markets may influence the timing and amount of the transaction.

Outlook

Normally, our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns over the last three years in our service territories, which resulted in lower customer demand for water, may reoccur in 2020. As operating costs are anticipated to increase in 2020 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. An additional factor that is expected to affect our outlook over the remainder of 2020 is the impact of COVID-19 on the general economy and the resulting impact on our customers. For example, while many commercial business operations have closed or curtailed operations as a result of the State of Emergency Orders (SEOs) issued by the Governors of the respective states in which we operate, resulting in lower water demand for that class of customer, usage by residential customers has increased due in part to SEOs and remote working arrangements. (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments). In addition, our customer collection efforts have been suspended based on SEOs. Those same SEOs have declared utility construction projects to be essential and therefore, are allowed to continue subject to nationally-established COVID-19 safety precautions.

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

•

Prudent acquisitions of investor and municipally-owned water and wastewater utilities; and

•

Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk/reward profile.

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

Results of Operations – Three Months Ended June 30, 2020

	(In Thousands)
	Three Months Ended June 30,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$32,201	$3,076	$35,277	$30,406	$2,987	$33,393
Operations and maintenance expenses	15,397	2,223	17,620	14,957	1,824	16,781
Depreciation expense	4,578	51	4,629	4,061	62	4,123
Other taxes	3,587	56	3,643	3,485	54	3,539
Operating income	8,639	746	9,385	7,903	1,047	8,950

Other income, net	1,107	22	1,129	558	5	563
Interest expense	1,941	5	1,946	1,788	-	1,788
Income taxes	(1,387)	242	(1,145)	(750)	329	(421)
Net income	$9,192	$521	$9,713	$7,423	$723	$8,146

Index

Operating Revenues

Operating revenues for the three months ended June 30, 2020 increased $1.9 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $0.6 million due to increased customer demand;

•

Tidewater System revenues increased $1.0 million due to increased customer demand and additional customers;

•

Pinelands revenues increased $0.1 million due to the base rate increase that went into effect in November 2019; and

•

All other revenue categories increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2020 increased $0.8 million from the same period in 2019 due to the following factors:

•

Retirement benefit plan expenses increased $0.2 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Variable production costs increased $0.5 million due to higher customer demand and higher treatment costs due to weather-impacted changes in raw water quality;

•

Labor costs rose $0.2 million due to additional employees required for regulatory and other operational needs, and wage increases overall averaging approximately 3%; and

•

All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the three months ended June 30, 2020 increased $0.5 million from the same period in 2019 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2020 increased $0.1 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2020 increased $0.6 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined postretirement benefit plan non-service expense.

Index

Interest Expense

Interest expense for the three months ended June 30, 2020 increased $0.2 million from the same period in 2019 due to higher average short-term and long-term debt outstanding in 2020 as compared to 2019 partially offset by lower average interest rates.

Income Taxes

Income taxes for the three months ended June 30, 2020 decreased $0.7 million from the same period in 2019, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, which was approved in Middlesex’s 2018 base rate case decision.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2020 increased $1.6 million as compared with the same period in 2019. Basic earnings per share were $0.55 and $0.49 for the three months ended June 30, 2020 and 2019, respectively. Diluted earnings per share were also $0.55 and $0.49 for the three months ended June 30, 2020 and 2019, respectively.

Results of Operations – Six Months Ended June 30, 2020

	(In Thousands)
	Six Months Ended June 30,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$61,112	$5,934	$67,046	$58,280	$5,810	$64,090
Operations and maintenance expenses	30,540	4,272	34,812	29,374	3,527	32,901
Depreciation expense	8,978	99	9,077	8,047	123	8,170
Other taxes	7,114	131	7,245	6,923	119	7,042
Operating income	14,480	1,432	15,912	13,936	2,041	15,977

Other income, net	2,579	58	2,637	1,010	10	1,020
Interest expense	3,609	6	3,615	2,988	-	2,988
Income taxes	(2,921)	474	(2,447)	(1,332)	645	(687)
Net income	$16,371	1,010	17,381	$13,290	$1,406	$14,696

Operating Revenues

Operating revenues for the six months ended June 30, 2020 increased $3.0 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $1.1 million due to increased customer demand;

•

Tidewater System revenues increased $1.4 million due to increased customer demand and additional customers;

•

Pinelands revenues increased $0.2 million due to the base rate increase that went into effect in November 2019;

•

Non-regulated revenues increased $0.1 million due to increased supplemental services to existing customers under contract; and

•

All other revenue categories increased $0.2 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2020 increased $1.9 million from the same period in 2019 due to the following factors:

•

Retirement benefit plan expenses increased $0.4 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Variable production costs increased $0.7 million due to higher customer demand and higher treatment costs due to weather-impacted changes in raw water quality;

•

Labor costs rose $0.4 million due to additional employees required for regulatory and other operational needs, and wage increases overall averaging approximately 3%; and

•

All other operation and maintenance expense categories increased $0.4 million.

Depreciation

Depreciation expense for the six months ended June 30, 2020 increased $0.9 million from the same period in 2019 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2020 increased $0.2 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2020 increased $1.6 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined postretirement benefit plan non-service expense.

Interest Expense

Interest expense for the six months ended June 30, 2020 increased $0.6 million from the same period in 2019 due to higher average short-term and long-term debt outstanding in 2020 as compared to 2019 partially offset by lower average interest rates.

Income Taxes

Income taxes for the six months ended June 30, 2020 decreased $1.8 million from the same period in 2019, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of the tangible property regulations, which was approved in Middlesex’s 2018 base rate case decision.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2020 increased $2.7 million as compared with the same period in 2019. Basic earnings per share were $0.99 and $0.89 for the six months ended June 30, 2020 and 2019, respectively. Diluted earnings per share were $0.99 and $0.88 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

Index

For the six months ended June 30, 2020, cash flows from operating activities increased $9.2 million to $20.8 million. The increase in cash flows from operating activities primarily resulted from reduced income tax payments, reduced employee benefit plan contributions and higher net income.

Investing Cash Flows

For the six months ended June 30, 2020, cash flows used in investing activities increased $9.7 million to $45.4 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2020, cash flows from financing activities decreased $2.3 million to $20.2 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of long-term debt and common stock under the Middlesex Water Company Investment Plan (the Investment Plan) partially offset by the net increase in short-term funding.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2020 is currently estimated to be approximately $119 million. Through June 30, 2020, we have expended $45 million and expect to incur approximately $74 million for capital projects for the remainder of 2020.

We currently project we will expend approximately $179 million for capital projects in 2021 and 2022. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects. The timing of capital expenditures could be impacted if the effects of COVID-19 continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see the Recent Developments section of Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

To fund our capital program for the remainder of 2020, we plan on utilizing:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of June 30, 2020, there was $102.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements);

•

Proceeds from the New Jersey State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;

•

Proceeds from the August 2019 issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority;

•

Proceeds from the Investment Plan; and

•

Proceeds from the sale and issuance of debt securities in one or more private placement offerings (for further information, see discussion under Recent Developments-Middlesex Private Placement).

In order to fully fund the ongoing large investment program in our utility plant infrastructure and maintain a balanced capital structure consistent with the basis on which customers’ rates are established for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the method of sale of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As approved by the NJBPU, the Company is authorized to issue and sell up to 0.7 million shares of its common stock in one or more transactions through December 31, 2022.

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

Date: July 31, 2020