Form 10-Q
period 2020-09-30
MIDDLESEX WATER CO
filed 2020-10-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 2020: Common Stock, No Par Value: 17,469,410 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating Revenues	$39,920	$37,769	$106,965	$101,859

Operating Expenses:
Operations and Maintenance	17,949	17,669	52,761	50,569
Depreciation	4,721	4,246	13,798	12,415
Other Taxes	4,073	3,871	11,318	10,913

Total Operating Expenses	26,743	25,786	77,877	73,897

Operating Income	13,177	11,983	29,088	27,962

Other Income (Expense):
Allowance for Funds Used During Construction	953	871	2,871	2,030
Other Income (Expense), net	444	(4)	1,164	(142)

Total Other Income, net	1,397	867	4,035	1,888

Interest Charges	1,906	1,996	5,521	4,984

Income before Income Taxes	12,668	10,854	27,602	24,866

Income Taxes	(69)	(265)	(2,516)	(952)

Net Income	12,737	11,119	30,118	25,818

Preferred Stock Dividend Requirements	30	30	90	102

Earnings Applicable to Common Stock	$12,707	$11,089	$30,028	$25,716

Earnings per share of Common Stock:
Basic	$0.73	$0.67	$1.72	$1.56
Diluted	$0.72	$0.66	$1.71	$1.55

Average Number of Common Shares Outstanding:
Basic	17,466	16,610	17,455	16,520
Diluted	17,581	16,757	17,570	16,673

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2020	2019
UTILITY PLANT:	Water Production	$165,010	$160,870
	Transmission and Distribution	625,746	556,517
	General	83,606	83,043
	Construction Work in Progress	73,340	75,520
	TOTAL	947,702	875,950
	Less Accumulated Depreciation	181,661	170,220
	UTILITY PLANT - NET	766,041	705,730

CURRENT ASSETS:	Cash and Cash Equivalents	5,346	2,230
	Accounts Receivable, net	15,567	11,908
	Unbilled Revenues	8,823	7,183
	Materials and Supplies (at average cost)	4,762	5,445
	Prepayments	3,369	2,367
	TOTAL CURRENT ASSETS	37,867	29,133

AND OTHER ASSETS:	Operating Lease Right of Use Asset	5,390	5,944
	Preliminary Survey and Investigation Charges	3,307	2,054
	Regulatory Assets	112,176	110,479
	Restricted Cash	22,841	44,269
	Non-utility Assets - Net	10,845	10,370
	Other	1,367	1,899
	TOTAL DEFERRED CHARGES AND OTHER ASSETS	155,926	175,015
	TOTAL ASSETS	$959,834	$909,878

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$216,866	215,125
	Retained Earnings	125,240	108,667
	TOTAL COMMON EQUITY	342,106	323,792
	Preferred Stock	2,084	2,084
	Long-term Debt	234,489	230,777
	TOTAL CAPITALIZATION	578,679	556,653

CURRENT	Current Portion of Long-term Debt	7,239	7,178
LIABILITIES:	Notes Payable	36,500	20,000
	Accounts Payable	24,860	23,306
	Accrued Taxes	10,642	7,635
	Accrued Interest	1,937	2,031
	Unearned Revenues and Advanced Service Fees	1,311	1,211
	Other	2,865	3,620
	TOTAL CURRENT LIABILITIES	85,354	64,981

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

DEFERRED CREDITS	Customer Advances for Construction	25,100	23,905
AND OTHER LIABILITIES:	Lease Obligations	5,214	5,732
	Accumulated Deferred Income Taxes	58,970	54,408
	Employee Benefit Plans	33,310	34,671
	Regulatory Liabilities	62,979	69,152
	Other	2,432	2,546
	TOTAL DEFERRED CREDITS AND OTHER LIABILITIES	188,005	190,414

CONTRIBUTIONS IN AID OF CONSTRUCTION		107,796	97,830
	TOTAL CAPITALIZATION AND LIABILITIES	$959,834	$909,878

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,118	$25,818
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,595	12,858
Provision for Deferred Income Taxes and Investment Tax Credits	(10,991)	(8,379)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,789)	(1,330)
Cash Surrender Value of Life Insurance	(166)	(187)
Stock Compensation Expense	820	409
Changes in Assets and Liabilities:
Accounts Receivable	(3,659)	(1,645)
Unbilled Revenues	(1,640)	(2,124)
Materials & Supplies	683	252
Prepayments	(1,002)	(933)
Accounts Payable	1,554	853
Accrued Taxes	3,007	(2,098)
Accrued Interest	(94)	(490)
Employee Benefit Plans	1,234	(640)
Unearned Revenue & Advanced Service Fees	100	12
Other Assets and Liabilities	3,520	972

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,290	23,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $1,082 in 2020, $700 in 2019	(70,785)	(61,220)

NET CASH USED IN INVESTING ACTIVITIES	(70,785)	(61,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,391)	(6,315)
Proceeds from Issuance of Long-term Debt	10,319	82,446
Net Short-term Bank Borrowings	16,500	10,000
Deferred Debt Issuance Expense	(41)	(754)
Common Stock Issuance Expense	(37)	(22)
Proceeds from Issuance of Common Stock	921	12,449
Payment of Common Dividends	(13,418)	(11,893)
Payment of Preferred Dividends	(90)	(102)
Construction Advances and Contributions-Net	7,420	3,480

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,183	89,289
NET CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,312)	(51,417)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,499	5,661
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$28,187	$57,078

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,747	$5,375
Long term Debt Deobligation	$-	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,834	$5,929
Interest Capitalized	$1,082	$700
Income Taxes	$1,783	$6,752

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2020	2019
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2020 - 17,469; 2019 - 17,434	$216,866	$215,125

Retained Earnings	125,240	108,667
TOTAL COMMON EQUITY	$342,106	$323,792

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2020 - 20: 2019 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$415	$643
6.25%, Amortizing Secured Note, due May 19, 2028	3,220	3,535
6.44%, Amortizing Secured Note, due August 25, 2030	2,777	2,987
6.46%, Amortizing Secured Note, due September 19, 2031	3,057	3,267
4.22%, State Revolving Trust Note, due December 31, 2022	147	175
3.60%, State Revolving Trust Note, due May 1, 2025	1,288	1,405
3.30% State Revolving Trust Note, due March 1, 2026	266	309
3.49%, State Revolving Trust Note, due January 25, 2027	307	349
4.03%, State Revolving Trust Note, due December 1, 2026	419	446
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	4	60
0.00%, State Revolving Fund Bond, due August 1, 2021	11	50
3.64%, State Revolving Trust Note, due July 1, 2028	203	214
3.64%, State Revolving Trust Note, due January 1, 2028	66	69
3.45%, State Revolving Trust Note, due August 1, 2031	793	851
6.59%, Amortizing Secured Note, due April 20, 2029	2,994	3,255
7.05%, Amortizing Secured Note, due January 20, 2030	2,333	2,521
5.69%, Amortizing Secured Note, due January 20, 2030	4,786	5,171
4.45%, Amortizing Secured Note, due April 20, 2040	8,617	8,946
4.47%, Amortizing Secured Note, due April 20, 2040	3,197	3,320
3.75%, State Revolving Trust Note, due July 1, 2031	1,765	1,829
2.00%, State Revolving Trust Note, due February 1, 2036	960	1,013
2.00%, State Revolving Trust Note, due November 1, 2038	1,579	1,309
3.75%, State Revolving Trust Note, due November 30, 2030	919	955
0.00% Construction Loans	50,536	40,467
First Mortgage Bonds:
0.00%, Series BB, due August 1, 2021	119	241
4.00% to 5.00%, Series CC, due August 1, 2021	164	331
0.00%, Series EE, due August 1, 2023	1,036	1,456
3.00% to 5.50%, Series FF, due August 1, 2024	1,870	2,440
0.00%, Series GG, due August 1, 2026	542	632
4.00% to 5.00%, Series HH, due August 1, 2026	620	710
0.00%, Series II, due August 1, 2024	338	429
3.40% to 5.00%, Series JJ, due August 1, 2027	500	588
0.00%, Series KK, due August 1, 2028	719	807
5.00% to 5.50%, Series LL, due August 1, 2028	846	928
0.00%, Series MM, due August 1, 2030	937	1,037
3.00% to 4.375%, Series NN, due August 1, 2030	1,105	1,190
0.00%, Series OO, due August 1, 2031	1,655	1,806
2.00% to 5.00%, Series PP, due August 1, 2031	600	660
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,806	1,957
3.00% to 3.25%, Series UU, due August 1, 2032	705	755
0.00%, Series VV, due August 1, 2033	1,861	2,004
3.00% to 5.00%, Series WW, due August 1, 2033	715	755
0.00%, Series XX, due August 1, 2047	10,247	10,627
3.00% to 5.00%, Series YY, due August 1, 2047	3,710	3,785
0.00%, Series 2018A, due August 1, 2047	6,247	6,678
3.00% to 5.00%, Series 2018B, due August 1, 2047	2,210	2,320
4.00%, Series 2019A, due August 1, 2059	32,500	32,500
5.00%, Series 2019B, due August 1, 2059	21,200	21,200
SUBTOTAL LONG-TERM DEBT	238,326	234,397
Add: Premium on Issuance of Long-term Debt	7,766	8,064
Less: Unamortized Debt Expense	(4,364)	(4,506)
Less: Current Portion of Long-term Debt	(7,239)	(7,178)
TOTAL LONG-TERM DEBT	$234,489	$230,777

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended September 30, 2019
Balance at July 1, 2019	16,554	$165,138	$98,146	$263,284
Net Income	—	—	11,119	11,119
Dividend Reinvestment & Common Stock Purchase Plan	92	5,368	—	5,368
Restricted Stock Award, Net - Employees	1	172	—	172
Shares Forefeited	(18)	(466)	—	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	—	350
Cash Dividends on Common Stock ($0.2400 per share)	—	—	(3,987)	(3,987)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(15)	(15)
Balance at September 30, 2019	16,670	$170,562	$105,233	$275,795

For the Nine Months Ended September, 2019
Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787
Net Income	—	—	25,818	25,818
Dividend Reinvestment & Common Stock Purchase Plan	222	12,449	—	12,449
Restricted Stock Award, Net - Employees	18	679	—	679
Stock Award - Board Of Directors	4	196	—	196
Shares Forefeited	(18)	(466)	—	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	—	350
Cash Dividends on Common Stock ($0.7200 per share)	—	—	(11,893)	(11,893)
Cash Dividends on Preferred Stock	—	—	(102)	(102)
Common Stock Expenses	—	—	(23)	(23)
Balance at September 30, 2019	16,670	$170,562	$105,233	$275,795

For the Three Months Ended September 30, 2020
Balance at July 1, 2020	17,464	$216,365	$117,008	$333,373
Net Income	—	—	12,737	12,737
Dividend Reinvestment & Common Stock Purchase Plan	5	313	—	313
Restricted Stock Award - Net - Employees	—	188	—	188
Cash Dividends on Common Stock ($0.2563 per share)	—	—	(4,475)	(4,475)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at September 30, 2020	17,469	$216,866	$125,240	$342,106

For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	—	—	30,118	30,118
Dividend Reinvestment & Common Stock Purchase Plan	14	921	—	921
Restricted Stock Award - Net - Employees	17	575	—	575
Restricted Stock Award - Board Of Directors	4	245		245
Cash Dividends on Common Stock ($0.7688 per share)	—	—	(13,418)	(13,418)
Cash Dividends on Preferred Stock	—	—	(90)	(90)
Common Stock Expenses	—	—	(37)	(37)
Balance at September 30, 2020	17,469	$216,866	$125,240	$342,106

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

The consolidated notes within the 2019 Annual Report on Form 10-K (the 2019 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2020, the results of operations for the three month and nine month periods ended September 30, 2020 and 2019 and cash flows for the nine month periods ended September 30, 2020 and 2019. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2019, has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.

Recent Developments

Novel Coronavirus (COVID-19) - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to assess with certainty the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities.

The New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission (DEPSC) have allowed for potential future recovery of COVID-19 related incremental costs through customer rates by the regulated utilities under their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or definitive method for formally providing for cost recovery. We will continue to monitor the COVID-19 situation and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

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

Index

Note 3 – Capitalization

Common Stock - During the nine months ended September 30, 2020 and 2019, there were 14,223 common shares (approximately $0.9 million) and 221,558 common shares ($12.4 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). In January 2019, the Company had activated a limited share purchase discount feature of the Investment Plan. A 5% discount was available until August 2019, when the 0.2 million share purchase limit was reached and the discount feature terminated.

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

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program as follows:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through September 30, 2020, Middlesex has drawn a total of $41.9 million and expects to continue to draw down on this construction loan through the fourth quarter of 2020.

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

Index

The Company expects that the large-diameter transmission pipeline and the 2018 RENEW construction loans will be included in the NJIB May 2021 long-term debt financing program.

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

In August 2019, Middlesex priced and closed on a New Jersey Economic Development Authority (NJEDA) debt financing transaction of $53.7 million by issuing First Mortgage Bonds (FMB) designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, are held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through September 30, 2020, Middlesex has drawn a total of $38.1 million and currently expects to draw the remaining $22.7 million of proceeds, currently included in Restricted Cash, through the second quarter of 2021.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions to help fund Middlesex’s multi-year capital construction program. Middlesex expects to close on a $40.0 million loan on or about November 18, 2020. Middlesex will issue a FMB with a payment maturity date of November 2050 at an interest rate of 2.90%.

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

(In Thousands)
	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$147,681	$158,579	$151,361	$160,772

Index

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $90.9 million and $83.0 million at September 30, 2020 and December 31, 2019, respectively. Customer advances for construction have carrying amounts of $25.1 million and $23.9 million as of September 30, 2020 and December 31, 2019, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series in 2020 and the Convertible Preferred Stock $7.00 Series and the Convertible Preferred Stock $8.00 Series in 2019.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2020		2019
Basic:	Income	Shares	Income	Shares
Net Income	$12,737	17,466	$11,119	16,610
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$12,707	17,466	$11,089	16,610

Basic EPS	$0.73		$0.67

Diluted:
Earnings Applicable to Common Stock	$12,707	17,466	$11,089	16,610
$7.00 Series Preferred Dividend	17	115	17	115
$8.00 Series Preferred Dividend	—	—	—	32
Adjusted Earnings Applicable to Common Stock	$12,724	17,581	$11,106	16,757

Diluted EPS	$0.72		$0.66

Index

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2020		2019
Basic:	Income	Shares	Income	Shares
Net Income	$30,118	17,455	$25,818	16,520
Preferred Dividend	(90)		(102)
Earnings Applicable to Common Stock	$30,028	17,455	$25,716	16,520

Basic EPS	$1.72		$1.56

Diluted:
Earnings Applicable to Common Stock	$30,028	17,455	$25,716	16,520
$7.00 Series Preferred Dividend	50	115	50	115
$8.00 Series Preferred Dividend	—	—	12	38
Adjusted Earnings Applicable to Common Stock	$30,078	17,570	$25,778	16,673

Diluted EPS	$1.71		$1.55

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

Index

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2020	2019	2020	2019
Revenues:
Regulated	$37,040	$35,000	$98,266	$93,342
Non – Regulated	3,204	3,020	9,345	9,032
Inter-segment Elimination	(324)	(251)	(646)	(515)
Consolidated Revenues	$39,920	$37,769	$106,965	$101,859

Operating Income:
Regulated	$12,119	$11,001	$26,598	$24,937
Non – Regulated	1,058	982	2,490	3,025
Consolidated Operating Income	$13,177	$11,983	$29,088	$27,962

Net Income:
Regulated	$11,993	$10,409	$28,364	$23,700
Non – Regulated	744	710	1,754	2,118
Consolidated Net Income	$12,737	$11,119	$30,118	$25,818

Capital Expenditures:
Regulated	$25,266	$25,437	$70,398	$60,998
Non – Regulated	101	85	387	222
Total Capital Expenditures	$25,367	$25,522	$70,785	$61,220

	As of	As of
	September 30,	December 31,
	2020	2019
Assets:
Regulated	$959,494	$910,081
Non – Regulated	10,104	9,686
Inter-segment Elimination	(9,764)	(9,889)
Consolidated Assets	$959,834	$909,878

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of September 30, 2020				Line of Credit Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$2.0	$58.0	$60.0	Uncommitted	December 17, 2020
PNC Bank	27.0	41.0	68.0	Committed	January 31, 2022
CoBank	7.5	4.5	12.0	Committed	November 30, 2023
	$36.5	$103.5	$140.0

The interest rates for borrowings under the lines of credit are set using the London InterBank Offered Rate (LIBOR) and adding a credit spread, which varies by financial institution. There is no requirement for a compensating balance under any of the established lines of credit. The Bank of America line of credit is renewed on an annual basis prior to its expiration.

The weighted average interest rate on the outstanding borrowings at September 30, 2020 under these credit lines is 1.18%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Daily Amounts Outstanding	$35,576	$58,259	$31,372	$56,881
Weighted Average Interest Rates	1.24%	3.26%	1.63%	3.45%

The maturity dates for the $36.5 million of borrowings outstanding as of September 30, 2020 are in October 2020 through December 2020 and are renewable at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Treated	$933	$818	$2,657	$2,415
Untreated	878	878	2,530	2,521
Total Costs	$1,811	$1,696	$5,187	$4,936

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), Middlesex serves as guarantor of the performance of Applied Water Management, Inc. (AWM), an unaffiliated wastewater treatment contractor and partner, to operate a County-owned leachate pretreatment facility at the Monmouth County Reclamation Center in Tinton Falls, New Jersey. The performance guaranty is effective through 2029 unless another guarantor, acceptable to the County, replaces Middlesex before such date. In addition, Middlesex may provide operational support to the facility, as needed. AWM and its parent company, Natural Systems Utilities (NSU), serve as guarantor to Middlesex with respect to the performance of AWM and have indemnified Middlesex against any claims that may arise under the Middlesex guaranty to the County.

If requested to perform under the guaranty to the County and, if AWM and NSU, as guarantor to Middlesex, do not fulfill their obligations to indemnify Middlesex against any claims that may arise under the Middlesex guaranty to the County, Middlesex would potentially be required to fulfill the remaining operational commitment of AWM. The liability and asset for the guaranty are included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet and are approximately $1.3 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

Given the impact of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of September 30, 2020	As of December 31, 2019
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(1.9)	(1.4)
Current ROU Asset	$5.4	$5.9

The Company’s future minimum operating lease commitments are as follows:

(In Millions)
September 30, 2020
2020	$0.2
2021	0.8
2022	0.8
2023	0.8
2024	0.8
Thereafter	4.4
Total Lease Payments	$7.8
Imputed Interest	(1.8)
Present Value of Lease Payments	6.0
Less Current Portion*	(0.8)
Non-Current Lease Liability	$5.2

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $113 million for its construction program in 2020. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $41 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects and could be impacted if the effects of the COVID-19 pandemic continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments).

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For the three and nine month periods ended September 30, 2020, the Company did not make any Pension Plan cash contributions. For the three and nine month periods ended September 30, 2019, the Company made Pension Plan cash contributions of $1.3 million and $2.3 million, respectively. The Company expects to make Pension Plan cash contributions of approximately $3.0 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three month period ended September 30, 2020, the Company did not make any Other Benefits Plan cash contributions. For the nine month period ended September 30, 2020, the Company made Other Benefits Plan cash contributions of $0.3 million. For the three and nine month periods ended September 30, 2019, the Company made Other Benefits Plan cash contributions of $0.2 million and $0.6 million, respectively. The Company does not expect to make any additional Other Benefits Plan cash contributions over the remainder of the current year.

Index

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2020	2019	2020	2019

Service Cost	$609	$543	$248	$210
Interest Cost	775	857	425	496
Expected Return on Assets	(1,409)	(1,173)	(721)	(613)
Amortization of Unrecognized Losses	515	404	338	330
Net Periodic Benefit Cost*	$490	$631	$290	$423

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2020	2019	2020	2019

Service Cost	$1,826	$1,628	$745	$630
Interest Cost	2,324	2,570	1,274	1,488
Expected Return on Assets	(4,226)	(3,520)	(2,163)	(1,838)
Amortization of Unrecognized Losses	1,544	1,213	1,014	989
Net Periodic Benefit Cost*	$1,468	$1,891	$870	$1,269

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

Non-regulated service contract revenues consist of base service fees, as well as fees for additional billable services provided to customers, are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through June 2030 and thus contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain termination provisions.

Substantially all operating revenues and accounts receivable are from contracts with customers. The Company records an allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Regulated Tariff Sales
Residential	$22,340	$20,693	$58,475	$54,453
Commercial	4,660	4,487	11,678	11,539
Industrial	2,629	2,723	6,885	7,242
Fire Protection	3,129	3,100	9,235	9,211
Wholesale	4,028	3,813	11,553	10,582
Non-Regulated Contract Operations	3,100	2,919	9,034	8,729
Total Revenue from Contracts with Customers	$39,886	$37,735	$106,860	$101,756
Other Regulated Revenues	255	184	441	315
Other Non-Regulated Revenues	104	101	311	303
Inter-segment Elimination	(325)	(251)	(647)	(515)
Total Revenue	$39,920	$37,769	$106,965	$101,859

Note 10 – Income Taxes

As part of its 2014 Federal income tax return, the Company adopted the final Internal Revenue Service (IRS) tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. The adoption resulted in a net reduction of $17.6 million in taxes previously remitted to the IRS, for which the Company has already sought and received the tax refunds. A reserve provision against refunded taxes of $2.3 million was recorded in 2015 at the time of filing its change in accounting method based on a possible challenge by the IRS during an audit examination. The Company’s 2014 federal income tax return was subsequently selected for examination by the IRS. In 2018, the Company increased its income tax reserve provision to $4.1 million. During the first quarter of 2019, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs and the IRS concluded its audit of the Company’s 2014 federal income tax return. The modifications also impacted the Company’s filed 2015, 2016 and 2017 federal income tax returns. In 2019, the Company paid $2.7 million in connection with the conclusion and closing of the 2014-2017 tax return audits and $0.1 million in interest in connection with the conclusion and closing of the 2014 and 2015 tax return audits. As of September 30, 2020, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.2 million, respectively.

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

-

impact of the Novel Coronavirus (COVID-19) or other pandemic; and

-

other factors discussed elsewhere in this quarterly report.

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

Recent Developments

COVID-19 - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact on changing economic conditions due to COVID-19 is uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to-date from COVID-19, we are unable to assess with certainty the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak and actions which could potentially be taken by governmental and/or regulatory authorities.

The New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission have allowed for potential future recovery of COVID-19 related incremental costs through customer rates by the regulated utilities under their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or definitive method for formally providing for cost recovery. We will continue to monitor the COVID-19 situation and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Contract Operations – In May 2020, USA, through a competitive bidding process, was awarded a ten-year, $8.3 million contract to operate and maintain the Borough of Highland Park, New Jersey’s (Highland Park) water and wastewater systems. The contract commenced July 1, 2020.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $113 million in 2020 in connection with this plan for projects that include, but are not limited to:

•

Among other enhancements in overall reliability of service and redundancy, implementing an enhanced treatment process using ozone as the primary disinfectant at the Company’s largest water treatment plant in Edison, New Jersey, to mitigate the formation of disinfection by-products which can develop from the present chlorine-based disinfection process;

•

Enhanced treatment processes at the Company’s primary wellfield in South Plainfield, New Jersey to comply with recently promulgated, more stringent water quality regulations with respect to Perfluoroalkyl substances (PFAS) and integrate surge mitigation along with revisions to corrosion control and chlorination;

•

Replacement of approximately six miles of water mains including service lines, valves, fire hydrants and meters in the Township of Edison and the City of South Amboy, New Jersey;

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

Middlesex Private Placement – In May 2020, Middlesex received approval from the NJBPU to borrow up to $100.0 million, in one or more private placement transactions to help fund Middlesex’s multi-year capital construction program. Middlesex expects to close on a $40.0 million loan on or about November 18, 2020. Middlesex will issue a First Mortgage Bond with a payment maturity date of November 2050 at an interest rate of 2.90%.

Outlook

Normally, our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). As operating costs have increased in 2020 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests. An additional factor that is expected to affect our outlook over the remainder of 2020 is the impact of COVID-19 on the general economy and the resulting impact on our customers. For example, while many commercial business operations have closed or curtailed operations as a result of the State of Emergency Orders (SEOs) issued by the Governors of the respective states in which we operate, resulting in lower water demand for that class of customer, usage by residential customers has increased due in part to SEOs and remote working arrangements (for further discussion of the impact of COVID-19 on the Company, see Note 1- Basis of Presentation and Recent Developments, Recent Developments). In addition, our customer collection efforts have been suspended based on SEOs. Those same SEOs have declared utility construction projects to be essential and therefore, are allowed to continue subject to nationally-established COVID-19 safety precautions.

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

Results of Operations – Three Months Ended September 30, 2020

	(In Thousands)
	Three Months Ended September 30,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$36,820	$3,100	$39,920	$34,850	$2,919	$37,769
Operations and maintenance expenses	16,027	1,922	17,949	15,859	1,810	17,669
Depreciation expense	4,668	53	4,721	4,182	64	4,246
Other taxes	4,006	67	4,073	3,808	63	3,871
Operating income	12,119	1,058	13,177	11,001	982	11,983

Other income, net	1,361	36	1,397	824	43	867
Interest expense	1,901	5	1,906	1,996	-	1,996
Income taxes	(414)	345	(69)	(580)	315	(265)
Net income	$11,993	$744	$12,737	$10,409	$710	$11,119

Index

Operating Revenues

Operating revenues for the three months ended September 30, 2020 increased $2.2 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $1.4 million due to increased customer water consumption;

•

Tidewater System revenues increased $0.4 million due to additional customers;

•

Pinelands revenues increased $0.1 million due to the base rate increase that went into effect in November 2019;

•

Non-regulated revenues increased $0.2 million due to USA’s new contract to operate and maintain the Highland Park’s water and wastewater systems (for further information, see discussion under Recent Developments-Contract Operations) and increased supplemental services under existing contracts; and

•

All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2020 increased $0.3 million from the same period in 2019 due to the following factors:

•

Variable production costs increased $0.5 million due to higher customer water consumption and higher treatment costs due to weather-impacted changes in raw water quality;

•

Retirement benefit plan expenses increased $0.4 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Bad debt expense increased $0.1 million due to expected increases in future write-offs due to COVID-19;

•

Information technology costs increased $0.1 million due to higher managed service and licensing costs;

•

Labor costs decreased $1.0 million due to payments made in 2019 to retiring employees partially offset by current year wage increases overall averaging approximately 3%; and

•

All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended September 30, 2020 increased $0.5 million from the same period in 2019 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2020 increased $0.2 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2020 increased $0.5 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined postretirement benefit plan non-service expense.

Index

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased $0.1 million from the same period in 2019 due to an overall lower level of debt outstanding and lower average interest rates.

Income Taxes

The benefit from income taxes for the three months ended September 30, 2020 was $0.2 million lower than for the same period in 2019, primarily due to higher pre-tax operating income.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2020 increased $1.6 million as compared with the same period in 2019. Basic earnings per share were $0.73 and $0.67 for the three months ended September 30, 2020 and 2019, respectively. Diluted earnings per share were $0.72 and $0.66 for the three months ended September 30, 2020 and 2019, respectively.

Results of Operations – Nine Months Ended September 30, 2020

	(In Thousands)
	Nine Months Ended September 30,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$97,931	$9,034	$106,965	$93,130	$8,729	$101,859
Operations and maintenance expenses	46,567	6,194	52,761	45,233	5,336	50,569
Depreciation expense	13,646	152	13,798	12,229	186	12,415
Other taxes	11,120	198	11,318	10,731	182	10,913
Operating income	26,598	2,490	29,088	24,937	3,025	27,962

Other income, net	3,941	94	4,035	1,835	53	1,888
Interest expense	5,510	11	5,521	4,984	-	4,984
Income taxes	(3,335)	819	(2,516)	(1,912)	960	(952)
Net income	$28,364	1,754	30,118	$23,700	$2,118	$25,818

Operating Revenues

Operating revenues for the nine months ended September 30, 2020 increased $5.1 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $2.5 million due to increased customer water consumption;

•

Tidewater System revenues increased $1.8 million due to additional customers;

•

Pinelands revenues increased $0.4 million due to the base rate increase that went into effect in November 2019;

•

Non-regulated revenues increased $0.3 million due to USA’s new contract to operate and maintain the Highland Park’s water and wastewater systems (for further information, see discussion under Recent Developments-Contract Operations) and increased supplemental services under existing contracts; and

•

All other revenue categories increased $0.1 million.

Index

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2020 increased $2.2 million from the same period in 2019 due to the following factors:

•

Variable production costs increased $1.3 million due to higher customer water consumption and higher treatment costs due to weather-impacted changes in raw water quality;

•

Retirement benefit plan expenses increased $0.8 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Bad debt expense increased $0.2 million due to expected increases in future write-offs due to COVID-19;

•

Labor costs decreased $0.5 million due to payments made in 2019 to retiring employees partially offset by additional employees required for regulatory and other operational needs, and current year wage increases overall averaging approximately 3%; and

•

All other operation and maintenance expense categories increased $0.4 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2020 increased $1.4 million from the same period in 2019 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2020 increased $0.4 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the nine months ended September 30, 2020 increased $2.1 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined postretirement benefit plan non-service expense.

Interest Expense

Interest expense for the nine months ended September 30, 2020 increased $0.5 million from the same period in 2019 due to higher average long-term debt outstanding partially offset by lower average short-term debt outstanding and lower average interest rates.

Income Taxes

The benefit from income taxes for the nine months ended September 30, 2020 increased overall by $1.6 million from the same period in 2019, primarily due to the regulatory accounting treatment of tax benefits associated with the adoption of Internal Revenue Service tangible property regulations, which was approved in Middlesex’s 2018 New Jersey base rate case decision.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2020 increased $4.3 million as compared with the same period in 2019. Basic earnings per share were $1.72 and $1.56 for the nine months ended September 30, 2020 and 2019, respectively. Diluted earnings per share were $1.71 and $1.55 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

Index

For the nine months ended September 30, 2020, cash flows from operating activities increased $13.9 million to $37.3 million. The increase in cash flows from operating activities primarily resulted from reduced income tax payments, reduced employee benefit plan contributions and higher net income.

Investing Cash Flows

For the nine months ended September 30, 2020, cash flows used in investing activities increased $9.6 million to $70.8 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2020, cash flows from financing activities decreased $74.1 million to $15.2 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of long-term debt and common stock under the Middlesex Water Company Investment Plan (the Investment Plan) partially offset by the net increase in short-term funding.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2020 is currently estimated to be approximately $113 million. Through September 30, 2020, we have expended $71 million and expect to incur approximately $42 million for capital projects for the remainder of 2020.

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

To fund our capital program for the remainder of 2020, we plan on utilizing:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of September 30, 2020, there was $103.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements);

•

Proceeds from the New Jersey State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks;

•

Proceeds from the August 2019 issuance and sale of First Mortgage Bonds through the New Jersey Economic Development Authority;

•

Proceeds from the Investment Plan; and

•

Proceeds from the sale and issuance of debt securities in a private placement offering (for further information, see discussion under Recent Developments-Middlesex Private Placement).

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

10.33(d)

Amendment, dated September 21, 2020, to the Uncommitted Line of Credit between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A.,

10.34	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB,

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: October 30, 2020