Form 10-K
period 2020-12-31
MIDDLESEX WATER CO
filed 2021-02-25
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020 was $1,152,416,738 based on the closing market price of $67.18 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 25, 2021:

Common Stock, No par Value 17,474,598 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2021, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2020 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

Index

PART I

Item 1. Business.

Overview

Middlesex Water Company (Middlesex) was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems primarily in New Jersey and Delaware. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients primarily in New Jersey and Delaware.

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

Middlesex System

The Middlesex System in New Jersey provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, New Jersey and provides water under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 59% of our 2020 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 1% of our 2020 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 52,000 retail customers for residential, commercial and fire protection purposes in over 430 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 28% of our 2020 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. There are approximately 12,000 customers comprised of residential, commercial and industrial connections, most of which are served by both the water and wastewater systems. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 5% of our 2020 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2020 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2020 consolidated operating revenues.

USA

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2022. USA serves approximately 6,400 retail customers in Avalon, most of which are served by both the water system and wastewater collection system. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA operates the Borough of Highland Park, New Jersey’s (Highland Park) water utility and sewer utility under a ten-year operations and maintenance contract expiring in 2030. USA serves approximately 3,300 mostly retail customers in Highland Park. The contract commenced July 1, 2020.

USA also provides unregulated water and wastewater services under contract with several other smaller New Jersey municipalities.

Under a marketing agreement with HomeServe, USA offers residential customers in New Jersey and Delaware various water and wastewater related home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. The agreement expires in July 2021 and renewal discussions are underway.

USA produced approximately 2% of our 2020 consolidated operating revenues.

TESI System

TESI provides wastewater collection and treatment services to approximately 3,900 retail customers in Sussex County, Delaware. TESI produced approximately 2% of our 2020 consolidated operating revenues.

Index

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 1,900 retail customers under more than 36 separate contracts. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 1% of our 2020 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2020	2019	2018

Operating Revenues	$141,592	$134,598	$138,077

Operating Income	$37,420	$35,520	$37,142

Net Income	$38,425	$33,888	$32,452

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2020	2019	2018

Residential	54.2%	53.1%	50.5%
Commercial	10.9	11.3	10.7
Industrial	6.7	7.0	7.4
Fire Protection	8.8	9.1	8.8
Contract Sales	10.7	10.6	10.6
Contract Operations	8.6	8.7	11.9
Other	0.1	0.2	0.1
Total	100.0%	100.0%	100.0%

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

Middlesex System

Our Middlesex System, which produced approximately 13.7 billion gallons in 2020, obtains water from surface sources and wells (groundwater sources). In 2020, surface sources of water provided approximately 64% of the Middlesex System’s water supply, groundwater sources provided approximately 27% from 31 Company-owned wells and the balance was purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2026. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases. The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

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

Water supply to Bayview customers is derived from two wells, which produced approximately 6.2 million gallons in 2020.

Tidewater System

Our Tidewater System produced approximately 2.5 billion gallons in 2020, primarily from 180 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 430 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 124.3 million gallons in 2020. The aggregate pumping capacity of the four wells is 2.2 mgd.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 97.0 million gallons in 2020.

TESI System

The TESI System is comprised of seven wastewater collection and treatment systems, which are not interconnected. The treatment plants provide clarification, sedimentation, and disinfection. The combined total treatment capacity of the plants is 0.7 mgd. The TESI System treated approximately 125.6 million gallons in 2020.

Human Capital Management

The Company aims to attract and retain the best employees by offering competitive compensation packages along with career development and training opportunities in a safe, supportive and inclusive work environment. Our mission, our business philosophy and the way we deliver for our customers, our shareholders and our employees is rooted in what we, as an enterprise, believe to be our core values of Respect, Integrity, Growth, Honesty and Teamwork. Our employees’ success is a key element of the Company’s success.

Workforce

As of December 31, 2020, the Company employed 348 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive.

Employee Compensation and Benefits

We offer comprehensive competitive employee compensation and benefit programs consistent with employee positions, skill levels, experience, knowledge and geographic location. These programs are independently

Index

evaluated by a nationally recognized consulting firm to gauge effectiveness and are benchmarked against industry peers and the overall markets in which we operate our businesses. Compensation increases and incentive compensation are based on merit, which is communicated to employees and well documented in our bi-annual performance evaluation process. Benefits include a variety of programs to enhance employee overall physical, mental and financial health and well-being, including healthcare insurance, employer funded retirement savings plans, life insurance, disability insurance, accident insurance, tuition reimbursement, flu shots, wellness newsletters and webinars, incentive programs for achieving fitness milestones, financial counseling, elder care assistance, substance abuse support and more.

Safety

The Company has implemented safety programs and management practices to promote a culture of safety to protect its employees. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees. These active and on-going workplace health and safety training programs and policies keep our rates of occupational injury and illness low. All employees have been empowered to report and immediately stop work which, in their opinion, is unsafe or is not consistent with our safety policies and procedures. They can take this action without fear of reprisal.

In response to the Novel Coronavirus (COVID-19) pandemic, the Company implemented significant changes that it determined were in the best interest of our employees and customers, as well as in addition to complying with government emergency orders and regulations. While the nature of our utility services business necessitated our operating workforce continue to operate in the field and at treatment facilities, we implemented numerous measures to help ensure the safety of those employees, and the public, amidst the pandemic. We closed our administrative offices in late March 2020 and arranged for all affected employees to be able work remotely. In late June 2020, we reopened our offices to accommodate 25% capacity for employees only and those offices remain closed to the public and visitors. For further discussion of the impact of COVID-19 on the Company, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, Novel Coronavirus (COVID-19).

Employee Development and Training

The Company supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs, including tuition assistance for full time employees enrolled in pre-approved undergraduate or graduate courses or professional licensing courses. All employees receive training to identify and report operational and financial risks as well as risks to Company brand and reputation, which fosters a personal culture of accountability and reinforces our commitment to a safe and sustainable workplace. All employees receive cybersecurity training and other education regarding the handling of sensitive data. Our Executive Management team and our Board of Directors continually assess succession plans, leadership development and policies and strategies regarding recruitment, retention, career development, diversity, equity and inclusion. Formalized succession planning strategies have been developed for key leadership positions.

Diversity, Equity & Inclusion (DEI)

The Company is committed to DEI based upon our belief that embracing DEI benefits all stakeholders by maintaining a workforce with a variety of skills and perspectives as a result of their diverse backgrounds and experiences. Specific DEI initiatives are in progress to further enhance our culture of belonging.

The Company is focused on recruitment of diverse candidates as well as on internal talent development of its diverse leaders so that all employees are provided with an opportunity to advance their careers within the Company. The Company solicited our employees’ perceptions of the Company’s focus on DEI with a comprehensive survey, followed-up with numerous meetings of groups of employees to discuss the results of the survey and to further engage our employees on matters of DEI. We expect to continue to monitor the results of

Index

our DEI efforts and continually explore opportunities to further engage our employees to ensure our actions are in-fact fully consistent with our stated Company core values.

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

•

NJBPU;

•

DEPSC; and

•

Pennsylvania Public Utility Commission (PAPUC).

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

Regulation of Rates and Services

For regulated rate setting purposes, we account separately for our regulated utility operations to facilitate independent rate setting by the applicable Utility Commissions.

In determining our regulated utility rates, the respective Utility Commissions consider the revenue, expenses, rate base of property used and useful in providing service to the public and a fair rate of return on investments within their separate jurisdictions. Rate determinations by the respective Utility Commissions do not guarantee achievement to us of specific rates of return for our regulated utility operations. Thus, we may not achieve the stated rates of return authorized by the Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Index

Middlesex Rate Matters

In November 2020, Middlesex filed a petition with the NJBPU seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

In March 2020, the NJBPU approved Middlesex’s petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

In March 2018, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property. The rate increase became effective April 1, 2018.

Tidewater Rate Matters

Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017, resulting in a 3.35% rate decrease for certain customer classes.

Pinelands Rate Matters

Effective November 4, 2019, Pinelands Water and Pinelands Wastewater received approval from the NJBPU to increase its base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments both companies had made and increased operations and maintenance costs.

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

Index

Regulatory Service Matters

Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In 2020, Twin Lakes filed a petition requesting the PAPUC to exercise its discretion under Section 529 of the Pennsylvania Public Utility Code (the Code) to order the acquisition of Twin Lakes by a public utility as defined by the Code. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a decision to the PAPUC. Pre-filed testimony was submitted by all parties and an evidentiary hearing was held by the ALJ in early January 2021. The briefing schedule concluded on February 25, 2021 and a decision by the ALJ is expected to be issued in the second quarter of 2021. A final PAPUC Order on this matter is expected to also be issued during the second quarter of 2021. Separately, in January 2021, the PAPUC issued an Order appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system effective January 15, 2021 with the receivership to remain in place until the final outcome of the Section 529 proceeding. In connection with this receivership, the Receiver Utility’s responsibilities will include operating and maintaining the system assets in compliance with all state, federal and local laws and regulations, maintaining existing or necessary permits, licenses, approvals, authorizations, orders, consents, registrations or filings, providing a list of recommended capital improvements, providing all supervision and personnel necessary and responding to system emergencies by taking necessary action to ensure the continued provision of adequate, efficient, safe and reasonable service. We cannot predict whether the PAPUC will ultimately approve or deny the Section 529 petition. Twin Lakes’ PAPUC-approved annual revenues and rate base are currently set at $0.2 million and $1.5 million, respectively, and its financial results, total assets and financial obligations are not material to the Company.

COVID-19

The NJBPU and the DEPSC have allowed for potential future recovery in customer rates of additional costs related to COVID-19. Neither jurisdiction has yet to establish a timeline or definitive formal procedures for seeking cost recovery (for further discussion of the impact of COVID-19 on the Company,see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, Novel Coronavirus (COVID-19)).

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

Treatment of groundwater in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH adjustment and filtration for nitrate and iron removaland granular activated carbon filtration for organics removal. Chloramination is used for final disinfection at Southern Shores.

Index

Treatment of groundwater in the Pinelands Water and Bayview Systems (primary disinfection only) is performed at individual well sites.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	62	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	62	Senior Vice President, Treasurer and Chief Financial Officer
G. Christian Andreasen, Jr.	61	Vice President-Enterprise Engineering
Robert K. Fullagar	53	Vice President-Operations
Lorrie B. Ginegaw	45	Vice President-Human Resources
Jay L. Kooper	48	Vice President-General Counsel and Secretary
Georgia M. Simpson	47	Vice President-Information Technology
Bernadette M. Sohler	60	Vice President-Corporate Affairs

Dennis W. Doll – Mr. Doll joined the Company in 2004 and was named President and Chief Executive Officer and a Director of Middlesex effective January 1, 2006. In May 2010, he was first elected Chairman of the Board. He is also Chairman for all subsidiaries of Middlesex. Prior to joining the Company, Mr. Doll had been employed in various executive leadership roles in the regulated water utility business since 1985. Mr. Doll also serves on the Board of the non-profit Court Appointed Special Advocates (CASA) of Middlesex County, New Jersey (Executive Committee, Board Member and Treasurer) and as Director, Emeritus of The Water Research Foundation.

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

G. Christian Andreasen, Jr. – Mr. Andreasen, a licensed professional engineer, joined the Company in 1982, was named Assistant Vice President-Enterprise Engineering in January 2019 and promoted to Vice President-Enterprise Engineering in July 2019. He is President and a Director of Pinelands Water and Pinelands Wastewater. Mr. Andreasen serves as a Director of the American Water Works Association and is Vice Chair of the NJDEP’s Water Supply Advisory Council.

Index

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

Jay L. Kooper – Mr. Kooper joined the Company in 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts. Mr. Kooper serves as a volunteer director on selected non-profit utility industry-related Boards including the National Association of Water Companies (current Director and Chairman of the New Jersey Chapter) and the New Jersey State Bar Association’s Public Utility Law Section (current Consultor and Past Chairman) and on other non-profit boards based in New Jersey, including Temple B’Nai Abraham in Livingston, New Jersey (current Vice President and Trustee) and the Crohn’s and Colitis Foundation’s New Jersey Chapter.

Georgia M. Simpson – Ms. Simpson joined the Company in 2009, was named Assistant Vice President-Information Technology in January 2019 and promoted to Vice President- Information Technology in July 2019. Prior to joining the Company, Ms. Simpson held various Information Technology positions and has gained an extensive array of technical and business computer certifications. Ms. Simpson serves as a member of the Delaware Cyber Security Advisory Council, the Society for Information Management, New Jersey chapter and the Project Management Institute, New Jersey chapter.

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

ITEM 1A.RISK FACTORS.

Operational Risks

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

Index

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

Regulatory Risks

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without filing a petition with the appropriate Utility Commissions. If these agencies modify, delay, or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs.

Index

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

Financial Risks

We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations or to pay for some of the costs of improvements to or the expansion of our utility system assets. Our regulated utility companies cannot issue debt or equity securities without prior regulatory approval.

Index

We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $314 million for capital projects through 2023. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise money for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny a petition of ours to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

Index

We face competition from other water and wastewater utilities and service providers which might hinder our growth and reduce our profitability.

We face risks of competition from other utilities or other entities authorized by federal, state or local agencies to expand regulated utility services. Once a state utility regulator grants a franchise to a utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is often competitive, particularly in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing entities have challenged, and may challenge in the future, our applications for new franchises. Also, third parties entering into agreements to operate municipal utility systems may adversely affect the management of our long-term agreements to supply water or wastewater services on a contract basis to those municipalities, which could adversely affect our financial results.

We have short-term and long-term contractual obligations for water, wastewater and storm water system operation and maintenance under which we may incur costs in excess of payments received.

USA-PA and USA operate and maintain water and wastewater systems for three New Jersey municipalities under 10-year contracts expiring in 2022, 2028 and 2030, respectively. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance that we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

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

General Risks

We rely on ourinformation technology systems to help manage our operations.

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

On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The impact that COVID-19 will have on the Company, our customers and our vendors prospectively depends on numerous uncertainties, including the severity and duration of the pandemic, sufficiency of the government’s vaccination program and actions which could potentially be taken by federal or state governmental and/or regulatory authorities and could have an adverse effect on the Company’s business, results of operations, financial condition, and liquidity.

Index

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

We believe our water and wastewater utility plant facilities are sufficient for the operations of the Company.

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

The transmission and distribution system is comprised of 746 miles of mains and includes 24,300 feet of 48-inch concrete transmission main and 23,400 feet of 42-inch ductile iron transmission main connecting the CJO Water Treatment Plant to our distribution pipe network and related storage facilities. Also included are a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with East Brunswick to transport water through the East Brunswick system to several of our other contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Water Treatment Plant, 5 million gallon and 2 million gallon reservoirs in Edison and a 2 million gallon reservoir at the Park Avenue Well Field.

Index

In New Jersey, we own the properties on which the Middlesex System’s 31 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Water Treatment Plant is located. We own our operations center located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building, 16,500 square foot maintenance facility and a 1.96 acre equipment and materials storage and staging yard. We lease 29,036 square feet of commercial office space adjacent to the Ronson Road complex. The leased space, which is under contract through 2028, houses our corporate administrative functions including executive, accounting, customer service and billing, engineering, human resources, information technology and legal.

Tidewater System

The Tidewater System is comprised of 87 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 836 miles of transmission and distribution mains. Storage facilities include 47 tanks, with an aggregate capacity of 8.0 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.

Pinelands Water System

Pinelands Water owns well site and storage properties in Southampton Township, New Jersey. The Pinelands Water storage facility is a 1.3 million gallon standpipe. Water is transported to our customers through 18 miles of transmission and distribution mains.

Pinelands Wastewater System

Pinelands Wastewater owns a 12 acre site on which its 0.5 mgd capacity wastewater treatment plant and connecting pipes are located. Its wastewater collection system is comprised of approximately 24 miles of sewer lines.

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

Index

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2020, there were 1,818 holders of record.

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

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there remains 0.4 million shares registered with the SEC for the Investment Plan and available for potential issuance to participants. The Company raised approximately $1.2 million through the issuance of shares under the Investment Plan during 2020. In 2019, the Company raised approximately $12.7 million primarily through a limited duration six-month share purchase discount feature of the Investment Plan. The 0.2 million share purchase limit was reached and the discount offer ceased prior to the original ending date.

The Company maintains a long-term incentive compensation plan where awards are made in the form of restricted common stock for certain management employees (the 2018 Restricted Stock Plan). Shares of restricted common stock issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 0.3 million shares, of which approximately 89% remain available for award.

The Company maintains a stock compensation plan for its outside directors (the Outside Director Stock Compensation Plan) as a component of Director compensation. In 2020, shares of the Company’s common stock valued at $0.2 million were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 0.1 million. Approximately 53% of the authorized shares remain available for future.

Set forth below is a line graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2015. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the S&P 500 Stock Index and a Peer Group*

S&P 500
Middlesex Water Company
Peer Group *
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, SJW Corp., York Water Company and Middlesex.

	December 31,
	2015	2016	2017	2018	2019	2020
Middlesex Water Company	100.00	165.64	157.49	215.04	260.50	301.63
S&P 500 Stock Index	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	141.98	172.22	186.65	203.80	234.07

Index

ITEM 6.SELECTED FINANCIAL DATA.

CONSOLIDATED SELECTED FINANCIAL DATA

(Thousands Except per Share Data)

	2020	2019	2018	2017	2016
Operating Revenues	$141,592	$134,598	$138,077	$130,775	$132,906
Operating Expenses:
Operations and Maintenance	70,796	67,980	71,570	65,490	65,864
Depreciation	18,472	16,716	15,037	13,922	12,796
Other Taxes	14,904	14,382	14,328	13,565	13,944
Total Operating Expenses	104,172	99,078	100,935	92,977	92,604
Operating Income	37,420	35,520	37,142	37,798	40,302
Other Income (Expense), Net	4,379	2,492	2,992	1,617	(532)
Interest Charges	7,493	7,264	6,758	5,506	5,293
Income Taxes	(4,119)	(3,140)	924	11,100	11,735
Net Income	38,425	33,888	32,452	22,809	22,742
Preferred Stock Dividend	120	132	144	144	144
Earnings Applicable to Common Stock	$38,305	$33,756	$32,308	$22,665	$22,598
Earnings per Share:
Basic	$2.19	$2.02	$1.97	$1.39	$1.39
Diluted	$2.18	$2.01	$1.96	$1.38	$1.38
Average Shares Outstanding:
Basic	17,459	16,685	16,384	16,330	16,270
Diluted	17,574	16,829	16,540	16,486	16,426
Dividends Declared and Paid Per Share	$1.041	$0.976	$0.911	$0.858	$0.808
Total Assets	$976,470	$909,878	$767,830	$661,140	$620,161
Convertible Preferred Stock	$1,005	$1,005	$1,354	$1,354	$1,356
Long-term Debt	$273,244	$230,777	$152,851	$139,045	$134,538

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management's Overview

Operations

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and provide regulated wastewater services in New Jersey and Delaware through five subsidiaries. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater services we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and

Index

services quality. All municipal or commercial entities whose utility operations are managed by these entities however, are subject to environmental regulation at the federal and state levels.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 52,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 1,900 customers in Kent and Sussex Counties through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 3,900 retail customers in Sussex Counties, Delaware.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a 10-year operations and maintenance contract expiring in 2022. In addition to performing day-to-day operations, USA is responsible for billing, collections, customer service, emergency response and management of capital projects funded by Avalon. Beginning July 1, 2020, USA began operating the Borough of Highland Park, New Jersey’s (Highland Park) water and wastewater systems under a 10-year operations and maintenance contract. Under a marketing agreement with HomeServe, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $134 million in 2021 in connection with this plan for projects that include, but are not limited to:

•

Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey to mitigate the formation of disinfection by-products that can develop during the water treatment process, as well as other improvements;

•

Construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield in South Plainfield, New Jersey to comply with new state water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;

•

Renovations and related construction at our 37-year old Middlesex Operations facility in New Jersey, including more efficient work space to meet the evolved needs of the business, enhancements to information technology infrastructure, improved energy efficiency and regulatory requirements;

•

Replacement of approximately four miles of water mains including service lines, valves, fire hydrants and meters in Metuchen, New Jersey; and

Index

•

Construction of a new upgraded wastewater treatment plant to serve our customers in the Town of Milton, Delaware.

Novel Coronavirus (COVID-19) - On March 13, 2020, the United States had declared the COVID-19 pandemic a national emergency. The ongoing impact on changing economic conditions due to COVID-19 continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to-date from COVID-19, we are unable to assess with certainty the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the continued severity and duration of the pandemic, sufficiency of the government’s vaccination program and actions which could potentially be taken by federal or state governmental and/or regulatory authorities.

The New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission (DEPSC) have allowed for potential future recovery of COVID-19 related incremental costs through customer rates by the regulated utilities under their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or definitive formal procedures for seeking cost recovery. We will continue to monitor the COVID-19 situation and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Contract Operations – In May 2020,USA, through a competitive bidding process, was awarded a ten-year, $8.3 million contract to operate and maintain Highland Park’s water and wastewater systems. The contract commenced July 1, 2020.

Private Placement Loan – In November 2020, Middlesex closed on a $40.0 million, 2.90% private placement loan with a maturity date of November 2050 by issuing first mortgage bonds (FMBs). Proceeds were used to reduce the Company’s existing short-term borrowings under its lines of credit and for the Company’s 2020 capital program.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In 2020, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to exercise its discretion under Section 529 of the Pennsylvania Public Utility Code (the Code) to order the acquisition of Twin Lakes by a public utility as defined by the Code. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a decision to the PAPUC. Pre-filed testimony was submitted by all parties and an evidentiary hearing was held by the ALJ in early January 2021. The briefing schedule concluded on February 25, 2021 and a decision by the ALJ is expected to be issued in the second quarter of 2021. A final PAPUC Order on this matter is expected to also be issued during the second quarter of 2021. Separately, in January 2021, the PAPUC issued an Order appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system effective January 15, 2021 with the receivership to remain in place until the final outcome of the Section 529 proceeding. In connection with this receivership, the Receiver Utility’s responsibilities will include operating and maintaining the system assets in compliance with all state, federal and local laws and regulations, maintaining existing or necessary permits, licenses, approvals, authorizations, orders, consents, registrations or filings, providing a list of recommended capital improvements, providing all supervision and personnel necessary and responding to system emergencies by taking necessary action to ensure the continued provision of adequate, efficient, safe and reasonable service. We cannot predict whether the PAPUC will ultimately approve or deny the Section 529 petition. Twin Lakes’ PAPUC-approved annual revenues and rate base are currently set at $0.2 million and $1.5 million, respectively, and its financial results, total assets and financial obligations are not material to the Company.

Index

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

Rates

Middlesex - In November 2020, Middlesex filed a petition with the NJBPU seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

In March 2020, the NJBPU approved Middlesex’s petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

In March 2018, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of accumulated deferred income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property. The rate increase became effective April 1, 2018.

Tidewater Rate Matters

Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands Rate Matters

Effective November 4, 2019, Pinelands Water and Pinelands Wastewater received approval from the NJBPU to increase its base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments both companies had made and increased operations and maintenance costs.

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

Index

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2021. As operating costs are anticipated to increase in 2021 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

An additional factor that may affect our outlook in 2021 is the impact of COVID-19 on the general economy and the resulting impact on our customers. For example, while many commercial and industrial business operations have curtailed operations as a result of COVID-19 in the respective states in which we operate, potentially resulting in lower water demand for those classes of customer, usage by residential customers has increased due to remote working arrangements (for further discussion of the impact of COVID-19 on the Company, see Recent Developments, Novel Coronavirus (COVID-19) above). In addition, our customer collection efforts for Middlesex and Pinelands have been suspended based on State of Emergency Orders (SEOs). Meanwhile, these SEOs have declared utility construction projects to be essential and therefore, are allowed to continue subject to nationally-established COVID-19 safety precautions.

Organic residential customer growth for our Tidewater system is expected to be comparable to that experienced in 2020, which was approximately 5%.

The Company has projected it will spend approximately $314 million for its 2021-2023 capital investment program, including approximately $18 million for the upgrade of Middlesex’s primary water treatment plant in New Jersey, $43 million on our RENEW Program, our ongoing initiative to replace water mains in the Middlesex System, $38 million for wellfield treatment upgrades in the Middlesex System and $14 million for construction of a new replacement wastewater treatment plant in Milton, Delaware.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 91%, 91% and 88% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively and approximately 93%, 93% and 93% of net income for the years ended December 31, 2020, 2019 and 2018, respectively. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores, TESI and Twin Lakes; Non-Regulated- USA, USA-PA, and White Marsh.

Index

Results of Operations for 2020 as Compared to 2019

	(In Millions)
	Years Ended December 31,
	2020			2019
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$129.5	$12.1	$141.6	$122.8	$11.8	$134.6
Operations and maintenance expenses	62.5	8.3	70.8	60.5	7.5	68.0
Depreciation expense	18.3	0.2	18.5	16.5	0.2	16.7
Other taxes	14.7	0.2	14.9	14.2	0.2	14.4
Operating income	34.0	3.4	37.4	31.6	3.9	35.5

Other income (expense), net	4.3	0.1	4.4	2.8	(0.3)	2.5
Interest expense	7.5	-	7.5	7.2	0.1	7.3
Income taxes	(5.1)	1.0	(4.1)	(4.4)	1.2	(3.2)
Net income	$35.9	$2.5	$38.4	$31.6	$2.3	$33.9

Operating Revenues

Operating revenues for the year ended December 31, 2020 increased $7.0 million from the same period in 2019 due to the following factors:

•

Middlesex System revenues increased $3.1 million due to increased customer water consumption resulting from increased demand from our residential and wholesale contract customers;

•

Tidewater System revenues increased $2.9 million due to additional customers and related residential developer connection fees;

•

Pinelands revenues increased $0.5 million due to the base rate increase that went into effect in November 2019;

•

Non-regulated revenues increased $0.3 million due to USA’s new contract to operate and maintain the Highland Park’s water and wastewater systems (for further information, see discussion under Recent Developments-Contract Operations) and increased supplemental services under existing contracts; and

•

All other revenue categories increased $0.2 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2020 increased $2.8 million from the same period in 2019 due to the following factors:

•

Variable production costs increased $1.7 million due to higher customer water consumption and higher treatment costs due to weather-impacted changes in raw water quality;

•

Retirement benefit plan expenses increased $0.8 million primarily due to higher actuarially-determined retirement benefit plan service expense;

•

Bad debt expense increased $0.4 million due to expected increases in future write-offs due to COVID-19; and

•

All other operation and maintenance expense categories decreased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2020 increased $1.8 million from the same period in 2019 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the year ended December 31, 2020 increased $0.5 million from the same period in 2019 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the year ended December 31, 2020 increased $1.9 million from the same period in 2019 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined non-service expense for our employee retirement benefit plans partially offset by higher new business development costs.

Interest Expense

Interest expense for the year ended December 31, 2020 increased $0.2 million from the same period in 2019 due to higher average balance of debt outstanding partially offset by lower average interest rates on both long-term and short-term borrowings.

Income Taxes

The benefit from income taxes for the year ended December 31, 2020 increased overall by $1.0 million from the same period in 2019, primarily due to the regulatory accounting treatment of tax benefits associated with repair expenditures on tangible property owned by Middlesex, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2020 increased $4.5 million as compared with the same period in 2019. Basic earnings per share were $2.19 and $2.02 for the year ended December 31, 2020 and 2019, respectively. Diluted earnings per share were $2.18 and $2.01 for the year ended December 31, 2020 and 2019, respectively.

Results of Operations for 2019 as Compared to 2018

	(In Millions)
	Years Ended December 31,
	2019			2018
	Regulated	Non-Regulated	Total	Regulated	Non-Regulated	Total
Revenues	$122.8	$11.8	$134.6	$121.7	$16.4	$138.1
Operations and maintenance expenses	60.5	7.5	68.0	58.8	12.8	71.6
Depreciation expense	16.5	0.2	16.7	14.8	0.2	15.0
Other taxes	14.5	0.2	14.4	13.9	0.4	14.3
Operating income	31.6	3.9	35.5	34.2	3.0	37.2

Other income (expense), net	2.8	(0.3)	2.5	2.9	0.1	3.0
Interest expense	7.2	0.1	7.3	6.7	0.1	6.8
Income taxes	(4.4)	1.2	(3.2)	(0.1)	1.0	0.9
Net income	$31.6	$2.3	$33.9	$30.5	$2.0	$32.5

Operating Revenues

Operating revenues for the year ended December 31, 2019 decreased $3.5 million from the same period in 2018. This decrease was related to the following factors:

•

Middlesex System total revenues remained consistent with the same period in 2018 due to the following:

Index

o

Reduced water consumption related to lower demand from our industrial and contract customers, resulting in reduced revenues of $1.2 million; and

o

An NJBPU-approved base rate increase, implemented in April 2018, resulted in higher revenues of $1.2 million;

•

Tidewater System revenues increased $1.0 million primarily due to additional customers, but was mitigated by reduced base tariff rates as approved by the DEPSC in March 2019. The lower rate was prompted by the lower corporate income tax rate enacted under the Tax Act. There is a corresponding decrease in income tax expense; and

•

Non-regulated revenues decreased $4.6 million, primarily due to changes resulting from USA-PA’s new 10-year contract with Perth Amboy. Under the new contract, effective January 1, 2019, USA-PA has direct management control for wastewater services, for which USA-PA is compensated. Under the prior contract, USA-PA utilized, and was compensated for, subcontracted wastewater services. Elimination of these subcontracted wastewater services resulted in a related decrease in operations and maintenance expense along with an increase in operating margin; and

•

All other operating revenue categories increased $0.1 million.

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

Other Income, net

Other Income, net for the year ended December 31, 2019 decreased $0.5 million from the same period in 2018, primarily due to higher actuarially-determined non-service expense for our employee retirement benefit plans, White Marsh contract compliance costs, TESI business development costs and the sale of wastewater franchise rights by our TESI subsidiary in 2018. These decreases were partially offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital construction projects in progress.

Interest Charges

Interest charges for the year ended December 31, 2019 increased $0.5 million from the same period in 2018 due to higher average debt outstanding in 2019 as compared to 2018 partially offset by lower interest assessment from the IRS examination of the Company’s federal income tax returns.

Index

Income Taxes

Income taxes for year ended December 31, 2019 decreased $4.1 million from the same period in 2018, primarily due to lower pre-tax income and the regulatory accounting treatment of tax benefits associated with repair expenditures on tangible property owned by Middlesex. In addition, Tidewater’s effective income tax rate was decreased in March 2019, reflecting the rate reduction approved by the DEPSC to reflect the lower corporate income tax rate resulting from implementation of the 2017 Tax Act. This has resulted in a corresponding decrease in operating revenues.

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

For the year ended December 31, 2020, cash flows from operating activities increased $17.3 million to $53.4 million. The increase in cash flows from operating activities primarily resulted from reduced income tax payments, timing of vendor payments and higher net income.

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

Cash Flows from Investing Activities

For the year ended December 31, 2020, cash flows used in investing activities increased $16.5 million to $105.6 million, which was attributable to higher utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2020, cash flows provided by financing activities decreased $77.7 million to $16.2 million. The decrease in cash flows provided by financing activities is due to net lower proceeds from the issuance of long-term debt and common stock and a reduction in net short-term bank borrowings.

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

Index

The table below summarizes our estimated capital expenditures for the years 2021-2023.

	(Millions)
	2021	2022	2023	2021-2023
Distribution/Network System	59	60	66	$185
Production System	66	26	10	102
Information Technolgy (IT) Systems	1	4	2	7
Other	8	7	5	20
Total Estimated Capital Expenditures	$134	$97	$83	$314

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•

Distribution/Network System - Projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and our RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with our RENEW Program, we expect to spend approximately $11 million in 2021, $13 million in 2022 and $11 million in 2023.

•

Production System - Projects associated with our water production and water/wastewater treatment plants, including $18 million of expenditures in 2021 for the upgrade of the Carl J. Olsen (CJO) water treatment plant, $38 million of expenditures between 2021 and 2022 for wellfield treatment upgrades in our Middlesex System and $14 million of expenditures between 2021 and 2022 for construction of a new replacement wastewater treatment plant in Milton, Delaware.

•

IT Systems - Further upgrade of our enterprise resource planning system and hardware and software purchases for our other IT systems.

•

Other - Purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to our operations center in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and could be impacted if the effects of the COVID-19 pandemic continue for an extended period of time.

To pay for our capital program in 2021, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $110 million of available lines of credit with several financial institutions. As of December 31, 2020, there was $2.0 million borrowed under these lines (see discussion under “Sources of Liquidity-Short-term Debt” below);

•

Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);

•

Remaining proceeds from the issuance and sale of FMBs through the New Jersey Economic Development Authority (NJEDA) in August 2019 (see discussion under “Sources of Liquidity-Long-term Debt” below);

•

Proceeds from the sale and issuance of FMBs in private placement offerings and/or through the NJEDA;

•

Proceeds from the Investment Plan (see discussion under “Sources of Liquidity-Common Stock” below); and

•

Proceeds from a common stock sale (see discussion under “Sources of Liquidity-Common Stock” below).

Index

Sources of Liquidity

Short-term Debt. In January 2021, the Company reduced its’ available lines of credit from $140 million to $110 million. The outstanding borrowings under the credit lines at December 31, 2020 were $2.0 million, at a weighted average interest rate of 1.04%.

The weighted average daily amounts of borrowings outstanding under the Company’s credit lines and the weighted average interest rates on those amounts were $28.3 million and $52.4 million at 1.55% and 3.33% for the years ended December 31, 2020 and 2019, respectively.

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

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program as follows:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through December 31, 2020, Middlesex has drawn a total of $41.9 million and expects to draw any remaining funding requests on this construction loan in the first quarter of 2021.

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

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan currently does not include participating in the NJIB SRF program.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In November 2020, Middlesex closed on a $40.0 million private placement loan with a payment maturity date of November 2050 and an interest rate of 2.90% by issuing a FMB designated as Series 2020A.

Index

Proceeds from this loan were used to reduce the Company’s existing short-term borrowings under its lines of credit and for the Company’s 2020 capital program.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of FMBs through the NJEDA in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on debt issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest received by the bondholder is subject to the Alternative Minimum Tax.

In August 2019, Middlesex priced and closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, are held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through December 31, 2020, Middlesex has drawn a total of $55.1 million and currently expects to draw the remaining $5.7 million of proceeds, currently included in Restricted Cash, through the second quarter of 2021.

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

The Company raised approximately $1.2 million through the issuance of shares under the Investment Plan during 2020. In 2019, the Company raised approximately $12.7 million primarily through a limited duration six-month share purchase discount feature of the Investment Plan. The 0.2 million share purchase limit was reached and the discount offer ceased prior to the original ending date.

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

Index

The table below presents our known contractual obligations for the periods specified as of December 31, 2020.

	Payment Due by Period (Millions of Dollars)
	Total	Less than 1 Year	2-3Years	4-5 Years	More than 5 Years

Long-term Debt	$277.2	$7.3	$22.9	$11.6	$235.4
Notes Payable	2.0	2.0	-	-	-
Interest on Long-term Debt	185.6	8.3	15.7	13.8	147.8
Purchased Water Contracts	25.8	6.5	12.6	6.2	0.5
Commercial Office Leases	7.7	0.8	1.6	1.7	3.6
Total	$498.3	$24.9	$52.8	$33.3	$387.3

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2020, the Company contributed $4.5 million to its retirement benefit plans and expects to contribute approximately $4.2 million in 2021.

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

Index

Revenues

The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services.

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

The allocation by asset category of retirement benefit plan assets at December 31, 2020 and 2019 is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2020	2019	Target	2020	2019	Target
Equity Securities	60.6%	61.5%	55%	62.3%	60.0%	43%
Debt Securities	37.5%	36.5%	38%	31.0%	33.0%	50%
Cash	1.2%	0.5%	2%	6.7%	7.0%	2%
Real Estate/Commodities	0.7%	1.5%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

Index

The primary assumptions used for determining future retirement benefit plans’ obligations and costs are as follows:

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

•

Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2020 for the 2020 valuation); and

•

Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2020 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	2.37%	2.37%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2020 valuation, costs and obligations for our Other Benefits Plan assumed an 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2021 with the annual rate of increase declining 0.5% per year for 2022-2027, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2027.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(16,249)	$(1,385)
Discount Rate 1% Decrease	20,685	1,672

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,411)	$(955)
Discount Rate 1% Decrease	11,012	1,202
Healthcare Cost Trend Rate 1% Increase	8,845	1,576
Healthcare Cost Trend Rate 1% Decrease	(6,941)	(1,234)

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2006.

Lancaster, Pennsylvania

February 25, 2021

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2020	2019	2018

Operating Revenues	$141,592	$134,598	$138,077

Operating Expenses:
Operations and Maintenance	70,796	67,980	71,570
Depreciation	18,472	16,716	15,037
Other Taxes	14,904	14,382	14,328

Total Operating Expenses	104,172	99,078	100,935

Operating Income	37,420	35,520	37,142

Other Income (Expense):
Allowance for Funds Used During Construction	4,016	3,146	1,362
Other Income (Expense), net	363	(654)	1,630

Total Other Income, net	4,379	2,492	2,992

Interest Charges	7,493	7,264	6,758

Income before Income Taxes	34,306	30,748	33,376

Income Taxes	(4,119)	(3,140)	924

Net Income	38,425	33,888	32,452

Preferred Stock Dividend Requirements	120	132	144

Earnings Applicable to Common Stock	$38,305	$33,756	$32,308

Earnings per share of Common Stock:
Basic	$2.19	$2.02	$1.97
Diluted	$2.18	$2.01	$1.96

Average Number of
Common Shares Outstanding :
Basic	17,459	16,685	16,384
Diluted	17,574	16,829	16,540

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

		December 31,	December 31,
ASSETS		2020	2019
UTILITY PLANT:	Water Production	$168,080	$160,870
	Transmission and Distribution	648,763	556,517
	General	85,056	83,043
	Construction Work in Progress	80,055	75,520
	TOTAL	981,954	875,950
	Less Accumulated Depreciation	185,356	170,220
	UTILITY PLANT - NET	796,598	705,730

CURRENT ASSETS:	Cash and Cash Equivalents	4,491	2,230
	Accounts Receivable, net	14,569	11,908
	Unbilled Revenues	7,065	7,183
	Materials and Supplies (at average cost)	5,112	5,445
	Prepayments	2,886	2,367
	TOTAL CURRENT ASSETS	34,123	29,133

OTHER ASSETS:	Operating Lease Right of Use Asset	5,209	5,944
	Preliminary Survey and Investigation Charges	5,192	2,054
	Regulatory Assets	118,144	110,479
	Restricted Cash	5,913	44,269
	Non-utility Assets - Net	11,207	10,370
	Other	84	1,899
	TOTAL OTHER ASSETS	145,749	175,015
	TOTAL ASSETS	$976,470	$909,878

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$217,451	$215,125
	Retained Earnings	128,757	108,667
	TOTAL COMMON EQUITY	346,208	323,792
	Preferred Stock	2,084	2,084
	Long-term Debt	273,244	230,777
	TOTAL CAPITALIZATION	621,536	556,653

CURRENT	Current Portion of Long-term Debt	7,255	7,178
LIABILITIES:	Notes Payable	2,000	20,000
	Accounts Payable	30,443	23,306
	Accrued Taxes	10,138	7,635
	Accrued Interest	2,137	2,031
	Unearned Revenues and Advanced Service Fees	1,255	1,211
	Other	3,620	3,620
	TOTAL CURRENT LIABILITIES	56,848	64,981

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Customer Advances for Construction	23,404	23,905
	Lease Obligations	5,042	5,732
	Accumulated Deferred Income Taxes	61,297	54,408
	Employee Benefit Plans	34,426	34,671
	Regulatory Liabilities	60,792	69,152
	Other	1,135	2,546
	TOTAL OTHER LIABILITIES	186,096	190,414

CONTRIBUTIONS IN AID OF CONSTRUCTION		111,990	97,830
	TOTAL CAPITALIZATION AND LIABILITIES	$976,470	$909,878

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,425	$33,888	$32,452
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,838	17,232	15,780
Provision for Deferred Income Taxes	(13,490)	(11,719)	(8,724)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(2,503)	(1,997)	(919)
Cash Surrender Value of Life Insurance	(391)	(252)	27
Stock Compensation Expense	1,096	637	1,084
Changes in Assets and Liabilities:
Accounts Receivable	(2,661)	(146)	(977)
Unbilled Revenues	118	110	(294)
Materials & Supplies	333	(34)	(1,293)
Prepayments	(519)	277	(236)
Accounts Payable	7,137	3,981	5,396
Accrued Taxes	2,503	(6,595)	2,812
Accrued Interest	106	742	196
Employee Benefit Plans	(1,377)	(1,112)	(2,114)
Unearned Revenue & Advanced Service Fees	44	175	85
Other Assets and Liabilities	3,696	866	2,589

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,355	36,053	45,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $1,513 in 2020, $1,149 in 2019 and $443 in 2018	(105,619)	(89,125)	(72,094)

NET CASH USED IN INVESTING ACTIVITIES	(105,619)	(89,125)	(72,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,472)	(7,343)	(7,024)
Proceeds from Issuance of Long-term Debt	50,316	78,967	22,076
Proceeds from Premium Issuance of Long-term Debt	-	7,083	-
Net Short-term Bank Borrowings	(18,000)	(28,500)	20,500
Deferred Debt Issuance Expense	(148)	(769)	(880)
Common Stock Issuance Expense	(37)	(357)	-
Proceeds from Issuance of Common Stock	1,230	56,784	1,150
Payment of Common Dividends	(18,178)	(16,165)	(14,930)
Payment of Preferred Dividends	(120)	(132)	(144)
Construction Advances and Contributions-Net	8,578	4,342	4,746

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,169	93,910	25,494
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,095)	40,838	(736)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,499	5,661	6,397
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,404	$46,499	$5,661

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,080	$7,770	$3,835
Long-term Debt Deobligation	$258	$130	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$7,644	$6,938	$6,113
Interest Capitalized	$1,513	$1,149	$443
Income Taxes	$2,509	$10,339	$4,689

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2020	2019
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2020 - 17,473; 2019 - 17,434	$217,451	$215,125

Retained Earnings	128,757	108,667
TOTAL COMMON EQUITY	$346,208	$323,792

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	1,005	1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$336	$643
6.25%, Amortizing Secured Note, due May 19, 2028	3,115	3,535
6.44%, Amortizing Secured Note, due August 25, 2030	2,707	2,987
6.46%, Amortizing Secured Note, due September 19, 2031	2,987	3,267
4.22%, State Revolving Trust Note, due December 31, 2022	119	175
3.60%, State Revolving Trust Note, due May 1, 2025	1,170	1,405
3.30% State Revolving Trust Note, due March 1, 2026	266	309
3.49%, State Revolving Trust Note, due January 25, 2027	307	349
4.03%, State Revolving Trust Note, due December 1, 2026	389	446
4.00% to 5.00%, State Revolving Trust Bond, due August 1, 2021	-	60
0.00%, State Revolving Fund Bond, due August 1, 2021	11	50
3.64%, State Revolving Trust Note, due July 1, 2028	192	214
3.64%, State Revolving Trust Note, due January 1, 2028	62	69
3.45%, State Revolving Trust Note, due August 1, 2031	793	851
6.59%, Amortizing Secured Note, due April 20, 2029	2,907	3,255
7.05%, Amortizing Secured Note, due January 20, 2030	2,271	2,521
5.69%, Amortizing Secured Note, due January 20, 2030	4,658	5,171
4.45%, Amortizing Secured Note, due April 20, 2040	8,506	8,946
4.47%, Amortizing Secured Note, due April 20, 2040	3,156	3,320
3.75%, State Revolving Trust Note, due July 1, 2031	1,699	1,829
2.00%, State Revolving Trust Note, due February 1, 2036	961	1,013
2.00%, State Revolving Trust Note, due November 1, 2038	1,543	1,309
3.75%, State Revolving Trust Note, due November 30, 2030	883	955
0.00% Construction Loans	50,536	40,467
First Mortgage Bonds:
0.00%, Series BB, due August 1, 2021	119	241
4.00% to 5.00%, Series CC, due August 1, 2021	164	331
0.00%, Series EE, due August 1, 2023	1,036	1,456
3.00% to 5.50%, Series FF, due August 1, 2024	1,870	2,440
0.00%, Series GG, due August 1, 2026	541	632
4.00% to 5.00%, Series HH, due August 1, 2026	620	710
0.00%, Series II, due August 1, 2024	338	429
3.40% to 5.00%, Series JJ, due August 1, 2027	500	588
0.00%, Series KK, due August 1, 2028	719	807
5.00% to 5.50%, Series LL, due August 1, 2028	846	928
0.00%, Series MM, due August 1, 2030	937	1,037
3.00% to 4.375%, Series NN, due August 1, 2030	1,105	1,190
0.00%, Series OO, due August 1, 2031	1,656	1,806
2.00% to 5.00%, Series PP, due August 1, 2031	600	660
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,806	1,957
3.00% to 3.25%, Series UU, due August 1, 2032	705	755
0.00%, Series VV, due August 1, 2033	1,861	2,004
3.00% to 5.00%, Series WW, due August 1, 2033	715	755
0.00%, Series XX, due August 1, 2047	10,247	10,627
3.00% to 5.00%, Series YY, due August 1, 2047	3,710	3,785
0.00%, Series 2018A, due August 1, 2047	6,246	6,678
3.00%-5.00%, Series 2018B, due August 1, 2047	2,211	2,320
4.00%, Series 2019A, due August 1, 2059	32,500	32,500
5.00%, Series 2019B, due August 1, 2059	21,200	21,200
2.90%, Series 2020A, due November 18, 2050	40,000	-
SUBTOTAL LONG-TERM DEBT	277,241	234,397
Add: Premium on Issuance of Long-term Debt	7,669	8,064
Less: Unamortized Debt Expense	(4,411)	(4,506)
Less: Current Portion of Long-term Debt	(7,255)	(7,178)
TOTAL LONG-TERM DEBT	$273,244	$230,777

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2018	16,352	$155,120	$74,055	$229,175

Net Income	-	-	32,452	32,452
Dividend Reinvestment & Common Stock Purchase Plan	27	1,150	-	1,150
Restricted Stock Award, Net - Employees	22	975	-	975
Stock Award - Board Of Directors	4	147	-	147
Shares Forfeited	(2)	(38)	-	(38)
Cash Dividends on Common Stock ($0.911 per share)	-	-	(14,930)	(14,930)
Cash Dividends on Preferred Stock	-	-	(144)	(144)
Balance at December 31, 2018	16,403	$157,354	$91,433	$248,787

Net Income	-	-	33,888	33,888
Dividend Reinvestment & Common Stock Purchase Plan	226	12,738	-	12,738
Restricted Stock Award, Net - Employees	18	907	-	907
Stock Award - Board Of Directors	4	196	-	196
Shares Forefeited	(18)	(466)	-	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	-	350
Issuance of Common Stock	760	44,046	-	44,046
Cash Dividends on Common Stock ($0.976 per share)	-	-	(16,165)	(16,165)
Cash Dividends on Preferred Stock	-	-	(132)	(132)
Common Stock Expenses	-	-	(357)	(357)
Balance at December 31, 2019	17,434	$ $ 215,125	$108,667	$323,792

Net Income	-	-	38,425	38,425
Dividend Reinvestment & Common Stock Purchase Plan	19	1,230	-	1,230
Restricted Stock Award, Net - Employees	16	851	-	851
Stock Award - Board of Directors	4	245	-	245
Cash Dividends on Common Stock ($1.041 per share)	-	-	(18,178)	(18,178)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Common Stock Expenses	-	-	(37)	(37)
Balance at December 31, 2020	17,473	$217,451	$128,757	$346,208

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Summary of Significant Accounting Policies and Recent Developments

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

Middlesex Water Company has operated as a water utility in New Jersey since 1897 and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate New Jersey municipal water, wastewater and storm water systems under contract and provide unregulated water and wastewater services in New Jersey and Delaware through our subsidiaries. Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey, Delaware and Pennsylvania by the New Jersey Board of Public Utilities (NJBPU), Delaware Public Service Commission (DEPSC) and Pennsylvania Public Utilities Commission (PAPUC), respectively. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

(b) Principles of Consolidation - The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non-Utility Assets and its percentage share of the earnings or losses of the investees in Other Income (Expense).

(c) System of Accounts - Middlesex, Pinelands Water and Pinelands Wastewater maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU. Tidewater, TESI and Southern Shores maintain their accounts in accordance with DEPSC requirements. Twin Lakes maintains its accounts in accordance with PAPUC requirements.

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

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan), which covers all active employees who were hired prior to April 1, 2007, as well as a defined contribution plan in which all employees are eligible to participate. In addition, the Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Company has a retirement benefit plan other than pensions

Index

(Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant - Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2020, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation - Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2020, 2019 and 2018. These rates have been approved by the NJBPU, DEPSC or PAPUC:

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

(h) Preliminary Survey and Investigation (PS&I) Costs - In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet because these costs are expected to be recovered through future rates charged to customers as the underlying projects are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as Other Expense on the statement of income at that time.

(i) Customers’ Advances for Construction (CAC) - Utility plant and/or cash advances are provided to the Company by customers, real estate developers and builders in order to extend utility service to their properties. These transactions are recorded as CAC. Contractual Refunds of CACs in the form of cash are made by the Company and are based on either additional operating revenues generated from new customers or as new customers are connected to the respective system. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction (CIAC) - CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of CAC that becomes non-refundable.

CAC and CIAC are not depreciated in accordance with regulatory requirements. In addition, these amounts reduce the investment base for purposes of setting rates.

Index

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated along with the rest of the utility plant’s costs over its estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2020, 2019 and 2018 for Middlesex and Tidewater are as follows:

	2020	2019	2018
Middlesex	6.50%	6.50%	6.50%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable - We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for doubtful accounts was $2.1 million and $1.4 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, bad debt expense was $1.1 million, $1.0 million and $0.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, write-offs were $0.5 million, $0.6 million and $0.7 million, respectively. During 2020, the Company increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of Novel Coronavirus (COVID-19) on customers (for further discussion of COVID-19, see Note 1 (s), COVID-19).

(l) Revenues - The Company’s revenues are primarily generated from regulated tariff-based sales of water and wastewater services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services.

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

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through June 2030 and contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Almost all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2020	2019	2018
Regulated Tariff Sales
Residential	$76,798	$71,487	$69,785
Commercial	15,448	15,198	14,844
Industrial	9,512	9,390	10,183
Fire Protection	12,374	12,291	12,099
Wholesale	15,187	14,319	14,655
Non-Regulated Contract Operations	12,130	11,773	16,374
Total Revenue from Contracts with Customers	$141,449	$134,458	$137,940
Other Regulated Revenues	532	393	335
Other Non-Regulated Revenues	415	404	404
Inter-segment Elimination	(804)	(657)	(602)
Total Revenue	$141,592	$134,598	$138,077

(m) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt issues.

(n) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes. Deferred income taxes are provided on differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. In the event that there are interest and penalties associated with income tax adjustments from income tax authority examinations, these amounts will be reported under interest expense and other expense, respectively. For more information on income taxes, see Note 3 – Income Taxes.

(o) Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(p) Restricted Cash - Restricted cash includes cash proceeds from loan transactions entered into through government financing programs and are held in trusts for specific capital expenditures or debt service.

(q) Use of Estimates - Conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(r) Recent Accounting Pronouncements

Leases - The Financial Accounting Standards Board (the FASB) issued guidance related to leases which requires lessees to recognize a lease liability (a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis) and a right-of-use asset (an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term). The guidance became effective on January 1, 2019. The Company elected the optional transition method of adoption to apply the requirements of the standard in the period of adoption with no restatement of prior periods. The Company utilized the package of transition practical expedients provided by the new guidance, including carrying forward prior conclusions related to contracts that contain leases and lease classification. The Company also utilized the transition practical expedient permitting entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. Land easement arrangements, or modifications to existing arrangements, entered into after adoption of this guidance will need to be evaluated to determine if they meet the definition of a lease. The adoption of this guidance resulted in the recording of a $6.7 million right-of-use asset, a $7.1 million lease liability and a $0.4 million regulatory asset on the Company’s consolidated balance sheet as of January 1, 2019. For further discussion, see “Leases” in Note 4 – Commitments and Contingent Liabilities.

Index

Credit Losses on Financial Instruments - The FASB issued guidance on the measurement of credit losses on financial instruments, including trade receivables, which requires expected credit losses to be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. The new guidance became effective January 1, 2020. For the Company, this applies primarily to accounts receivable and unbilled revenue balances. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(s) COVID-19 - On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency. The ongoing impact on changing economic conditions due to COVID-19 continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. While the Company’s operations and capital construction program have not been significantly disrupted to date from COVID-19, we are unable to assess with certainty the impact that COVID-19 will have on our business, our customers and our vendors prospectively, due to numerous uncertainties, including the continued severity duration of the pandemic, sufficiency of the government’s vaccination program and actions which could potentially be taken by federal or state governmental and/or regulatory authorities.

The NJBPU and the DEPSC have allowed for potential future recovery of COVID-19 related incremental costs through customer rates by the regulated utilities under their respective jurisdictions. Neither jurisdiction has yet to establish a timetable or definitive formal procedures for seeking cost recovery. We will continue to monitor the COVID-19 situation and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In November 2020, Middlesex filed a petition with the NJBPU seeking approval to reset its Purchased Water Adjustment Clause (PWAC) tariff rate currently in effect to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

In March 2020, the NJBPU approved Middlesex’s petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

In March 2018, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an increase in annual operating revenues of $5.5 million. The approved base water rates were designed to recover increased operating costs as well as a return on invested capital in rate base of $245.5 million, based on an authorized return on common equity of 9.6%. As part of the settlement, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with required adoption of tangible property regulations issued by the Internal Revenue Service. The settlement agreement allowed for a four-year amortization period for $28.7 million of deferred income tax benefits as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property. The rate increase became effective April 1, 2018.

Index

Tidewater - Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which is expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

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

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 ( 2017 Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - Effective November 4, 2019, Pinelands Water and Pinelands Wastewater received approval from the NJBPU to increase its base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments both companies had made and increased operations and maintenance costs.

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

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In 2020, Twin Lakes filed a petition requesting the PAPUC to exercise its discretion under Section 529 of the Pennsylvania Public Utility Code (the Code) to order the acquisition of Twin Lakes by a public utility as defined by the Code. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a decision to the PAPUC. Pre-filed testimony was submitted by all parties and an evidentiary hearing was held by the ALJ in early January 2021. The briefing schedule concluded on February 25, 2021 and a decision by the ALJ is expected to be issued in the second quarter of 2021. A final PAPUC Order on this matter is expected to also be issued during the second quarter of 2021. Separately, in January 2021, the PAPUC issued an Order appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system effective January 15, 2021 with the receivership to remain in place until the final outcome of the Section 529 proceeding. In connection with this receivership, the Receiver Utility’s responsibilities will include operating and maintaining the system assets in compliance with all state, federal and local laws and regulations, maintaining existing or necessary permits, licenses, approvals, authorizations, orders, consents, registrations or filings, providing a list of recommended capital improvements, providing all supervision and personnel necessary and responding to system emergencies by taking necessary action to ensure the continued provision of adequate, efficient, safe and reasonable service. We cannot predict whether the PAPUC will ultimately approve or deny the Section 529 petition. Twin Lakes’ PAPUC-approved annual revenues and rate base are currently set at $0.2 million and $1.5 million, respectively, and its financial results, total assets and financial obligations are not material to the Company.

Index

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2020	2019	Recovery Periods
Retirement Benefits	$45,419	$44,281	Various
Income Taxes	66,759	60,151	Various
Rate Cases, Tank Painting, and Other	5,966	6,047	2-10 years
Total	$118,144	$110,479

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

The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21% . The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. As of December 31, 2020 and December 31, 2019, the Company has recorded regulatory liabilities of $31.0 million and $31.5 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex, Pinelands and Twin Lakes’ customers became effective after 2017 and reflect the impact of the 2017 Tax Act on their revenue requirements. In February 2019, Tidewater received approval from the DEPSC to reduce its base rates to reflect the lower statutory corporate income tax rate enacted by the 2017 Tax Act (see Rate Matters-Tidewater above).

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS (see Rate Matters-Middlesex above), and, as of December 31, 2020 and 2019, the Company has recorded $14.9 million and $24.2 million of related regulatory liabilities.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2020 and 2019, the Company has approximately $14.9 million and $13.4 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Index

Note 3 - Income Taxes

Income tax (benefit) expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2020	2019	2018
Income Tax at Statutory Rate	$7,204	$6,457	$7,009
Tax Effect of:
Utility Plant Related	(1,356)	(802)	422
Tangible Property Repairs	(11,298)	(10,156)	(7,763)
State Income Taxes – Net	1,364	1,173	1,207
Other	(33)	188	49
Total Income Tax (Benefit) Expense	$(4,119)	$(3,140)	$924

Income tax (benefit) expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(4,281)	$(3,822)	$(188)
State	2,598	2,246	2,073
Deferred:
Federal	(1,490)	(726)	(338)
State	(871)	(761)	(545)
Investment Tax Credits	(75)	(77)	(78)
Total Income Tax (Benefit) Expense	$(4,119)	$(3,140)	$924

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property (see Note 2 – Rate and Regulatory Matters). This results in significant reductions in the Company’s effective income tax rate, current income tax (benefit) expense and deferred income tax (benefit) expense.

Index

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2020	2019
Utility Plant Related	$56,868	$50,608
Customer Advances	(3,626)	(3,661)
Employee Benefits	7,339	6,543
Investment Tax Credits	445	519
Other	271	399
Total Accumulated Deferred Income Taxes	$61,297	$54,408

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the IRS, which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of December 31, 2020, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.1 million, respectively.

The statutory review periods for federal income tax returns for the years prior to 2017 have been closed. Other than the effects of the provision against refundable taxes discussed above, there are no unrecognized tax benefits resulting from prior period tax positions.

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

Middlesex also has an agreement with a non-affiliated NJBPU-regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases if needed.

Tidewater contracts with the City of Dover, Delaware to purchase treated water of 15.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
	2020	2019	2018
Untreated	$3.4	$3.4	$3.6
Treated	3.6	3.2	3.2
Total Costs	$7.0	$6.6	$6.8

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), prior to 2020 Middlesex had served as guarantor of the performance of an unaffiliated wastewater treatment contractor and partner (Contractor), to operate a County-owned leachate pretreatment facility.

Index

In November 2019, Middlesex was notified that the County terminated its Agreement with the Contractor. The Contractor had initiated legal action against the County that in part contests the County’s exercise of this termination. The County filed a counter-claim against the Contractor’s parent company and has brought Middlesex into the suit as a third-party defendant. We continue to monitor this litigation; however, given the cancellation of the underlying operating contract by the County and the continuation of the litigation matter, we do not anticipate having to perform under the guaranty nor do we anticipate the ultimate outcome will have a material impact on the Company’s results of operations or financial condition. Based on the foregoing, the liability and asset for the guaranty, included in Other Non-Current Liabilities and Other Non-Current Assets on the balance sheet, was reduced from $1.4 million as of December 31, 2019 to $0 at December 31, 2020.

Leases - The Company determines if an arrangement is a lease at the inception of the lease. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company has an operating lease for office space for administrative purposes, expiring in 2030. The Company has not entered into any finance leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Information related to operating lease ROU assets is as follows:

	(In Millions
	December 31,
	2020	2019
ROU Asset at Least Inception	$7.3	$7.3
Accumulated Amortization	(2.1)	(1.4)
Current ROU Asset	$5.2	$5.9

Index

The Company’s future minimum operating lease commitments as of December 31, 2020 are as follows:

(In Millions)
December 31, 2020
2021	0.8
2022	0.8
2023	0.8
2024	0.8
2025	0.8
Thereafter	3.6
Total Lease Payments	$7.6
Imputed Interest	(1.9)
Present Value of Lease Payments	5.7
Less Current Portion*	(0.7)
Non-Current Lease Liability	$5.0

* Included in Other Current Liabilities

Construction – The Company has projected to spend approximately $134 million in 2021, $97 million in 2022 and $83 million in 2023 on its construction program. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $19 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and could be impacted if the effects of the COVID-19 pandemic continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1(s) COVID-19). There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 5 - Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2020 and 2019 is summarized below:

	(Millions of Dollars)
	2020	2019
Average Amount Outstanding	$28.3	$52.4
Weighted Average Interest Rate	1.55%	3.33%
Notes Payable at Year-End	$2.0	$20.0
Weighted Average Interest Rate at Year-End	1.04%	2.86%

Index

The Company maintained lines of credit aggregating $140.0 million at December 31, 2020 and 2019.

	(Millions)
	As of December 31, 2020				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$-	$60.0	$60.0	Uncommitted	January 28, 2021
PNC Bank	2.0	66.0	68.0	Committed	January 31, 2022
CoBank	-	12.0	12.0	Committed	November 30, 2023
	$2.0	$138.0	$140.0

The Company's Bank of America line of credit was renewed on January 28, 2021 and reduced to $30.0 million, reducing the Company's total available lines of credit to $110.0 million. The Bank of America line of credit is renewed on an annual basis.

The maturity dates for the Notes Payable as of December 31, 2020 are in January 2021 and are extendable at the discretion of the Company.

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

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $1.2 million under the Investment Plan during 2020. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, there remains 0.4 million shares registered with the SEC for the Investment Plan and available for potential issuance to participants. In 2019, the Company raised approximately $12.7 million primarily through a limited duration six-month share purchase discount feature of the Investment Plan. The 0.2 million share purchase limit was reached and the discount offer ceased prior to the original ending date.

The Company issues common shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its outside directors (the Outside Director Stock Compensation Plan) as a component of Director compensation. For the years ended December 31, 2020, 2019 and 2018, 4,074, 3,521 and 4,004 shares, respectively, of Middlesex common stock were granted and issued to the Company’s outside directors under the Outside Director Stock Compensation Plan and 52,569 shares remain available for future awards. The maximum number of shares authorized for grant under the Outside Director Stock Compensation Plan is 100,000.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Index

Preferred Stock

At December 31, 2020 and 2019, there were 120,000 shares of preferred stock authorized and less than 31,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

In 2019, all remaining outstanding no par $8.00 Series Cumulative and Convertible Preferred Stock were converted into the Company’s common stock.

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

The NJIB generally schedules its long-term debt financings in May and November. Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program as follows:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through December 31, 2020, Middlesex has drawn a total of $41.9 million and expects to draw any remaining funding requests on this construction loan in the first quarter of 2021.

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

Index

In September 2018, the NJIB announced changes to the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan currently does not include participating in the NJIB SRF program.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In November 2020, Middlesex closed on a $40.0 million private placement loan with a payment maturity date of November 2050 and an interest rate of 2.90% by issuing First Mortgage Bonds (FMBs) designated as Series 2020A. Proceeds from this loan were used to reduce the Company’s existing short-term borrowings under its lines of credit and to fund the 2020 capital program.

In order to help ensure adherence to its comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of FMBs through the NJEDA in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on debt issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest received by the bondholder is subject to the Alternative Minimum Tax.

In August 2019, Middlesex priced and closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, are being used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, are held in escrow by a bond trustee and are drawn down by requisition for the qualifying projects. Through December 31, 2020, Middlesex has drawn a total of $55.1 million and currently expects to draw the remaining $5.7 million of proceeds, currently included in Restricted Cash, through the second quarter of 2021.

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

FMB Series RR, SS, 2019A, 2019B and 2020A are term bonds with single maturity dates subsequent to 2025. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2021	$ 7.3
2022	$ 6.7
2023	$ 16.1
2024	$ 6.0
2025	$ 5.6

The weighted average interest rate on all long-term debt at December 31, 2020 and 2019 was 3.02% and 3.17%, respectively. Except for the FMB Series 2020A ($40.0 million) and Amortizing Secured Notes ($30.6 million), all of the Company’s outstanding long-term debt has been issued through the NJEDA ($109.1 million), the NJIB SRF program ($89.1 million) and the Delaware SRF program ($8.4 million).

Index

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2020, 2019 and 2018. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series (fully converted into common stock in September 2019).

	(In Thousands, Except Per Share Amounts)
	2020		2019		2018
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$38,425	17,459	$33,888	16,685	$32,452	16,384
Preferred Dividend	(120)		(132)		(144)
Earnings Applicable to Common Stock	$38,305	17,459	$33,756	16,685	$32,308	16,384
Basic EPS	$2.19		$2.02		$1.97
Diluted:
Earnings Applicable to Common Stock	$38,305	17,459	$33,756	16,685	$32,308	16,384
$7.00 Series Dividend	67	115	67	115	67	115
$8.00 Series Dividend	-	-	12	29	24	41
Adjusted Earnings Applicable to Common Stock	$38,372	17,574	$33,835	16,829	$32,399	16,540
Diluted EPS	$2.18		$2.01		$1.96

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

	(Thousands of Dollars) At December 31,
	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$147,667	$159,195	$151,361	$160,772

For other long-term debt issuances for which there is no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt described as “Amortizing Secured Note”, “State Revolving Trust Note”, “Construction Loans” and “Series 2020A” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $129.6 million and $83.0 million at December 31, 2020 and 2019, respectively. Customer advances for construction have carrying amounts of $23.4 million and $23.9 million at December 31, 2020 and 2019, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2020 and 2019 was $101.7 million and $87.6 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2020 and 2019.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2020	2019	2020	2019
Change in Projected Benefit Obligation:
Beginning Balance	$100,891	$83,927	$55,166	$48,474
Service Cost	2,434	2,171	993	839
Interest Cost	3,099	3,426	1,699	1,984
Actuarial (Gain) Loss	12,585	14,188	(4,279)	4,671
Benefits Paid	(3,148)	(2,821)	(803)	(802)
Ending Balance	$115,861	$100,891	$52,776	$55,166

Index

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2020	2019	2020	2019
Change in Fair Value of Plan Assets:
Beginning Balance	$80,380	$66,771	$40,613	$34,622
Actual Return on Plan Assets	8,289	12,753	3,988	5,192
Employer Contributions	3,400	3,677	1,094	1,601
Benefits Paid	(3,148)	(2,821)	(803)	(802)
Ending Balance	$88,921	$80,380	$44,892	$40,613

Funded Status	$(26,940)	$(20,511)	$(7,884)	$(14,553)

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2020	2019	2020	2019
Amounts Recognized in the Consolidated Balance Sheets consist of :
Current Liability	$398	$393	$—	$—
Noncurrent Liability	26,542	20,118	7,884	14,553
Net Liability Recognized	$26,940	$20,511	$7,884	$14,553

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Cost
Service Cost	$2,434	$2,171	$2,426	$993	$839	$1,135
Interest Cost	3,099	3,426	3,061	1,699	1,984	1,898
Expected Return on Plan Assets	(5,635)	(4,694)	(4,871)	(2,853)	(2,451)	(2,550)
Amortization of Net Actuarial Loss	2,059	1,618	1,658	1,352	1,319	1,787
Amortization of Prior Service Credit	—	—	—	—	—	(1,607)
Net Periodic Benefit Cost*	$1,957	$2,521	$2,274	$1,191	$1,691	$663

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2021 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$2,868	$527

Index

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2020, 2019 and 2018, respectively, are as follows:

Pension Plan Other Benefits Plan

	Pension Plan			Other Benefits Plan
	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	2.37%	3.12%	4.15%	2.37%	3.12%	4.15%
Benefit Cost	3.12%	4.15%	3.53%	3.12%	4.15%	3.53%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2020 for the 2020 valuation).

For the 2020 valuation, costs and obligations for our Other Benefits Plan assumed a 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2021 with the annual rate of increase declining 0.5% per year for 2022-2027, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2027.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$561	$(431)
Effect on Projected Benefit Obligation	$8,845	$(6,941)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2021	$3,373	$1,245
2022	3,537	1,489
2023	3,819	1,585
2024	4,715	1,664
2025	5,137	1,755
2026-2030	26,787	9,671
Totals	$47,368	$17,409

Index

Benefit Plans Assets

The allocation of plan assets at December 31, 2020 and 2019 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2020	2019	Target	2020	2019	Target
Equity Securities	60.6%	61.5%	55%	62.3%	60.0%	43%
Debt Securities	37.5%	36.5%	38%	31.0%	33.0%	50%
Cash	1.2%	0.5%	2%	6.7%	7.0%	2%
Real Estate/Commodities	0.7%	1.5%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $1.4 million (1.6% of total Pension Plan assets) and $1.2 million (1.6% of total Pension Plan assets) as of December 31, 2020 and 2019, respectively.

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

Index

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual Funds	$76,026	$—	$—	$76,026
Money Market Funds	1,086	—	—	1,086
Common Equity Securities	11,809	—	—	11,809
Total Investments	$88,921	$—	$—	$88,921

	(Thousands of Dollars)
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual Funds	$69,565	$—	$—	$69,565
Money Market Funds	397	—	—	397
Common Equity Securities	10,418	—	—	10,418
Total Investments	$80,380	$—	$—	$80,380

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual Funds	$27,408	$—	$—	$27,408
Money Market Funds	3,696	—	—	3,696
Agency/US/State/Municipal Debt	—	13,788	—	13,788
Total Investments	$31,104	$13,788	$—	$44,892

	(Thousands of Dollars)
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual Funds	$24,361	$—	$—	$24,361
Money Market Funds	2,859	—	—	2,859
Agency/US/State/Municipal Debt	—	13,393	—	13,393
Total Investments	$27,220	$13,393	$—	$40,613

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.4 million in 2020 and expects to make approximately $3.4 million of cash contributions in 2021.

For the Other Benefits Plan, Middlesex made total cash contributions of $1.1 million in 2020 and expects to make approximately $0.8 million of cash contributions in 2021.

Index

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For those employees hired after March 31, 2007, who are not eligible to participate in the Pension Plan, and who are still actively employed on December 31, 2020, the Company will fund a discretionary contribution of $0.7 million which represents 5.0% of eligible 2020 compensation . For the years ended December 31, 2019 and 2018, the Company made discretionary contributions of $0.7 million and $0.6 million, respectively, for qualifying employees.

Stock-Based Compensation

The Company maintains a long-term incentive compensation plan where awards are made in the form of restricted common stock for certain management employees (the 2018 Restricted Stock Plan). Shares of restricted stock issued in connection with the 2018 Restricted Stock Plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for grant under the 2018 Restricted Stock Plan is 300,000 shares, of which approximately 89% remain available for award.

The Company recognizes compensation expense at fair value for the 2018 Restricted Stock Plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.

The following table presents awarded but not yet vested share information for the 2018 Restricted Stock Plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2018	132	$1,785
Granted	22	827	$36.53
Vested	(27)	—
Forfeited	(2)	(18)
Amortization of Compensation Expense	—	(956)
Balance, December 31, 2018	125	$1,638
Granted	18	975	$55.99
Vested	(28)	—
Forfeited	(18)	—
Amortization of Compensation Expense	—	(907)
Balance, December 31, 2019	97	$1,706
Granted	16	982	$60.12
Vested	(27)	—
Amortization of Compensation Expense	—	(851)
Balance, December 31, 2020	86	$1,837

The fair value of vested restricted shares was $1.7 million as of both December 31, 2020 and 2019, respectively.

Index

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2020	2019	2018
Revenues:
Regulated	$129,851	$123,078	$121,901
Non – Regulated	12,545	12,177	16,778
Inter-segment Elimination	(804)	(657)	(602)
Consolidated Revenues	$141,592	$134,598	$138,077

Operating Income:
Regulated	$34,043	$31,805	$34,127
Non – Regulated	3,377	3,715	3,015
Consolidated Operating Income	$37,420	$35,520	$37,142

Depreciation:
Regulated	$18,264	$16,481	$14,846
Non – Regulated	208	235	191
Consolidated Depreciation	$18,472	$16,716	$15,037

Other Income (Expense), Net:
Regulated	$4,605	$3,018	$3,284
Non – Regulated	130	(253)	119
Inter-segment Elimination	(356)	(273)	(411)
Consolidated Other Income (Expense), Net	$4,379	$2,492	$2,992

Interest Charges:
Regulated	$7,780	$7,456	$7,060
Non – Regulated	70	81	109
Inter-segment Elimination	(357)	(273)	(411)
Consolidated Interest Charges	$7,493	$7,264	$6,758

Income Taxes:
Regulated	$(5,139)	$(4,317)	$(54)
Non – Regulated	1,020	1,177	978
Consolidated Income Taxes	$(4,119)	$(3,140)	$924

Net Income:
Regulated	$35,951	$31,602	$30,405
Non – Regulated	2,474	2,286	2,047
Consolidated Net Income	$38,425	$33,888	$32,452

Capital Expenditures:
Regulated	$105,091	$88,858	$71,493
Non – Regulated	528	267	601
Total Capital Expenditures	$105,619	$89,125	$72,094

Index

	(Thousands of Dollars)
	As of	As of
	December 31, 2020	December 31, 2019
Assets:
Regulated	$998,932	$910,081
Non – Regulated	8,289	9,686
Inter-segment Elimination	(30,751)	(9,889)
Consolidated Assets	$976,470	$909,878

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2020 and 2019 is as follows:

2020	1st	2nd	3rd	4th	Total

Operating Revenues	$31,769	$35,277	$39,920	$34,626	$141,592
Operating Income	6,527	9,385	13,177	8,331	37,420
Net Income	7,668	9,713	12,737	8,307	38,425
Basic Earnings per Share	$0.44	$0.55	$0.73	$0.47	$2.19
Diluted Earnings per Share	$0.44	$0.55	$0.72	$0.47	$2.18
Common Dividend Per Share	$0.2563	$0.2563	$0.2563	$0.2725	$1.0414
High/Low Common Stock Price	$69.92/$48.79	$72.41/$53.70	$69.89/$59.61	$76.08/$61.81

2019	1st	2nd	3rd	4th	Total

Operating Revenues	$30,698	$33,393	$37,769	$32,738	$134,598
Operating Income	7,028	8,950	11,983	7,559	35,520
Net Income	6,552	8,146	11,119	8,071	33,888
Basic Earnings per Share	$0.40	$0.49	$0.67	$0.46	$2.02
Diluted Earnings per Share	$0.39	$0.49	$0.67	$0.46	$2.01
Common Dividend Per Share	$0.2400	$0.2400	$0.2400	$0.2563	$0.9763
High/Low Common Stock Price	$60.48/$51.02	$63.68/$52.51	$66.10/$55.30	$67.69/$58.75

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2020. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2020, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

February 25, 2021

ITEM 9B.OTHER INFORMATION.

None.

Index

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2020.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2020 and 2019.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2020.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date:	February 25, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Ann L. Noble
Ann L. Noble
Director

By:	/s/ Walter G. Reinhard
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

(t)10.12(f)

Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and G. Christian Andreasen, filed as Exhibit 10.12(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(t)10.12(g)

Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Robert K. Fullagar, filed as Exhibit 10.12(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(t)10.12(h)

Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Georgia M. Simpson, filed as Exhibit 10.12(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.14

Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.15

Twenty-Seventh Supplemental Indenture, dated October 15, 2001, between the Company and First Union National Bank; Loan Agreement, dated November 1, 2001, between the State of New Jersey and the Company (Series BB), filed as Exhibit No. 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.16

Twenty-Seventh Supplemental Indenture, dated October 15, 2001, between the Company and First Union National Bank; Loan Agreement, dated November 1, 2001, between the New Jersey Environmental Infrastructure Trust and the Company (Series CC), filed as Exhibit No. 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.17

Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s for the year ended December 31, 2004.

10.18

Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.19

Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.20

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

10.22

Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.23

Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.24

Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.25

Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.26

Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.27	Prospectus Supplement, filed September 6, 2019, relating to the Middlesex Water Company Investment Plan.	333-233649
10.28

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

10.29(a)

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
10.29(b)

Renewal of Expiration Date of Amended and Restated Line of Credit Note between the Company, Pinelands Wastewater Company, Tidewater Environmental Services, Inc., Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.32(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

*10.30

Uncommitted Line of Credit, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A.

10.31

Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.32

Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.33

Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.34

Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.35

Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.36

Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.37

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

10.39

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.40

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.41

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.42

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.43

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.44

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.45

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated August 1, 2018, filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.46

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated September 12, 2018, filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.47	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company, filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.48	Loan Agreement, dated November 16, 2020, between New York Life Insurance Company and the Company.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS*	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document