Form 10-Q
period 2021-03-31
MIDDLESEX WATER CO
filed 2021-05-05
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2021: Common Stock, No Par Value: 17,478,462 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020

Operating Revenues	$32,541	$31,769

Operating Expenses:
Operations and Maintenance	18,356	17,192
Depreciation	4,832	4,448
Other Taxes	3,719	3,602

Total Operating Expenses	26,907	25,242

Operating Income	5,634	6,527

Other Income (Expense):
Allowance for Funds Used During Construction	1,263	1,123
Other Income (Expense), net	775	385

Total Other Income, net	2,038	1,508

Interest Charges	1,738	1,669

Income before Income Taxes	5,934	6,366

Income Taxes	(973)	(1,302)

Net Income	6,907	7,668

Preferred Stock Dividend Requirements	30	30

Earnings Applicable to Common Stock	$6,877	$7,638

Earnings per share of Common Stock:
Basic	$0.39	$0.44
Diluted	$0.39	$0.44

Average Number of Common Shares Outstanding:
Basic	17,476	17,437
Diluted	17,591	17,552

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2021	2020
UTILITY PLANT:	Water Production	$173,375	$168,080
	Transmission and Distribution	654,667	648,763
	General	85,990	85,056
	Construction Work in Progress	89,717	80,055
	TOTAL	1,003,749	981,954
	Less Accumulated Depreciation	188,565	185,356
	UTILITY PLANT - NET	815,184	796,598

CURRENT ASSETS:	Cash and Cash Equivalents	4,046	4,491
	Accounts Receivable, net of allowance for doubtful accounts of $2,183 and $2,053, respectively	12,709	14,569
	Unbilled Revenues	7,210	7,065
	Materials and Supplies (at average cost)	5,193	5,112
	Prepayments	2,222	2,886
	TOTAL CURRENT ASSETS	31,380	34,123

OTHER ASSETS:	Operating Lease Right of Use Asset	5,030	5,209
	Preliminary Survey and Investigation Charges	5,923	5,192
	Regulatory Assets	117,204	118,144
	Restricted Cash	163	5,913
	Non-utility Assets - Net	11,253	11,207
	Other	73	84
	TOTAL OTHER ASSETS	139,646	145,749
	TOTAL ASSETS	$986,210	$976,470

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$217,976	$217,451
	Retained Earnings	130,872	128,757
	TOTAL COMMON EQUITY	348,848	346,208
	Preferred Stock	2,084	2,084
	Long-term Debt	272,664	273,244
	TOTAL CAPITALIZATION	623,596	621,536

CURRENT	Current Portion of Long-term Debt	7,159	7,255
LIABILITIES:	Notes Payable	13,000	2,000
	Accounts Payable	24,414	30,443
	Accrued Taxes	14,025	10,138
	Accrued Interest	2,310	2,137
	Unearned Revenues and Advanced Service Fees	1,237	1,255
	Other	3,656	3,620
	TOTAL CURRENT LIABILITIES	65,801	56,848

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	23,290	23,404
	Lease Obligations	4,872	5,042
	Accumulated Deferred Income Taxes	61,474	61,297
	Employee Benefit Plans	33,672	34,426
	Regulatory Liabilities	58,565	60,792
	Other	1,163	1,135
	TOTAL OTHER LIABILITIES	183,036	186,096

CONTRIBUTIONS IN AID OF CONSTRUCTION		113,777	111,990
	TOTAL CAPITALIZATION AND LIABILITIES	$986,210	$976,470

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,907	$7,668
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,296	5,108
Provision for Deferred Income Taxes and Investment Tax Credits	(2,359)	(3,430)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(732)	(694)
Cash Surrender Value of Life Insurance	27	205
Stock Compensation Expense	203	162
Changes in Assets and Liabilities:
Accounts Receivable	1,860	1,085
Unbilled Revenues	(145)	481
Materials & Supplies	(81)	169
Prepayments	664	577
Accounts Payable	(6,029)	810
Accrued Taxes	3,887	3,530
Accrued Interest	173	(1,169)
Employee Benefit Plans	95	450
Unearned Revenue & Advanced Service Fees	(18)	(1)
Other Assets and Liabilities	(1,306)	1,187

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,442	16,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $531 in 2021, $429 in 2020	(22,033)	(25,147)

NET CASH USED IN INVESTING ACTIVITIES	(22,033)	(25,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,324)	(1,330)
Proceeds from Issuance of Long-term Debt	687	5,398
Net Short-term Bank Borrowings	11,000	13,500
Deferred Debt Issuance Expense	(2)	(24)
Common Stock Issuance Expense	-	(37)
Proceeds from Issuance of Common Stock	322	313
Payment of Common Dividends	(4,762)	(4,468)
Payment of Preferred Dividends	(30)	(30)
Construction Advances and Contributions-Net	505	2,489

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,396	15,811
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,195)	6,802
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,404	46,499
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,209	$53,301

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,169	$1,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$1,726	$3,022
Interest Capitalized	$531	$429
Income Taxes	$-	$2

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2021	2020
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2021 - 17,478; 2020 - 17,473	$217,976	$217,451

Retained Earnings	130,872	128,757
TOTAL COMMON EQUITY	$348,848	$346,208

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
8.05%, Amortizing Secured Note, due December 20, 2021	$255	$336
6.25%, Amortizing Secured Note, due May 19, 2028	3,010	3,115
6.44%, Amortizing Secured Note, due August 25, 2030	2,637	2,707
6.46%, Amortizing Secured Note, due September 19, 2031	2,917	2,987
4.22%, State Revolving Trust Note, due December 31, 2022	119	119
3.60%, State Revolving Trust Note, due May 1, 2025	1,170	1,170
3.30% State Revolving Trust Note, due March 1, 2026	243	266
3.49%, State Revolving Trust Note, due January 25, 2027	286	307
4.03%, State Revolving Trust Note, due December 1, 2026	390	389
0.00%, State Revolving Fund Bond, due August 1, 2021	10	11
3.64%, State Revolving Trust Note, due July 1, 2028	192	192
3.64%, State Revolving Trust Note, due January 1, 2028	62	62
3.45%, State Revolving Trust Note, due August 1, 2031	763	793
6.59%, Amortizing Secured Note, due April 20, 2029	2,819	2,907
7.05%, Amortizing Secured Note, due January 20, 2030	2,208	2,271
5.69%, Amortizing Secured Note, due January 20, 2030	4,530	4,658
4.45%, Amortizing Secured Note, due April 20, 2040	8,397	8,506
4.47%, Amortizing Secured Note, due April 20, 2040	3,116	3,156
3.75%, State Revolving Trust Note, due July 1, 2031	1,699	1,699
2.00%, State Revolving Trust Note, due February 1, 2036	934	961
2.00%, State Revolving Trust Note, due November 1, 2038	1,543	1,543
3.75%, State Revolving Trust Note, due November 30, 2030	883	883
0.00% Construction Loans	51,223	50,536
First Mortgage Bonds:
0.00%, Series BB, due August 1, 2021	116	119
4.00% to 5.00%, Series CC, due August 1, 2021	164	164
0.00%, Series EE, due August 1, 2023	996	1,036
3.00% to 5.50%, Series FF, due August 1, 2024	1,870	1,870
0.00%, Series GG, due August 1, 2026	531	541
4.00% to 5.00%, Series HH, due August 1, 2026	620	620
0.00%, Series II, due August 1, 2024	326	338
3.40% to 5.00%, Series JJ, due August 1, 2027	500	500
0.00%, Series KK, due August 1, 2028	704	719
5.00% to 5.50%, Series LL, due August 1, 2028	846	846
0.00%, Series MM, due August 1, 2030	903	937
3.00% to 4.375%, Series NN, due August 1, 2030	1,105	1,105
0.00%, Series OO, due August 1, 2031	1,605	1,656
2.00% to 5.00%, Series PP, due August 1, 2031	600	600
5.00%, Series QQ, due October 1, 2023	9,915	9,915
3.80%, Series RR, due October 1, 2038	22,500	22,500
4.25%, Series SS, due October 1, 2047	23,000	23,000
0.00%, Series TT, due August 1, 2032	1,756	1,806
3.00% to 3.25%, Series UU, due August 1, 2032	705	705
0.00%, Series VV, due August 1, 2033	1,813	1,861
3.00% to 5.00%, Series WW, due August 1, 2033	715	715
0.00%, Series XX, due August 1, 2047	10,121	10,247
3.00% to 5.00%, Series YY, due August 1, 2047	3,710	3,710
0.00%, Series 2018A, due August 1, 2047	6,167	6,246
3.00%-5.00%, Series 2018B, due August 1, 2047	2,211	2,211
4.00%, Series 2019A, due August 1, 2059	32,500	32,500
5.00%, Series 2019B, due August 1, 2059	21,200	21,200
2.90%, Series 2020A, due November 18, 2050	40,000	40,000
SUBTOTAL LONG-TERM DEBT	276,605	277,241
Add: Premium on Issuance of Long-term Debt	7,569	7,669
Less: Unamortized Debt Expense	(4,351)	(4,411)
Less: Current Portion of Long-term Debt	(7,159)	(7,255)
TOTAL LONG-TERM DEBT	$272,664	$273,244

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	-	-	7,668	7,668
Dividend Reinvestment & Common Stock Purchase Plan	5	313	-	313
Restricted Stock Award - Net - Employees	-	162	-	162
Cash Dividends on Common Stock ($0.2563 per share)	-	-	(4,468)	(4,468)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Common Stock Expenses	-	-	(37)	(37)
Balance at March 31, 2020	17,439	$215,600	$111,800	$327,400

Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	6,907	6,907
Dividend Reinvestment & Common Stock Purchase Plan	5	322	-	322
Restricted Stock Award - Net - Employees	-	203	-	203
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,762)	(4,762)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at March 31, 2021	17,478	$217,976	$130,872	$348,848

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

The consolidated notes within the 2020 Annual Report on Form 10-K (the 2020 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows for the three month periods ended March 31, 2021 and 2020. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2020, has been derived from the Company’s December 31, 2020 audited financial statements included in the 2020 Form 10-K.

Recent Developments

Loan Agreement - In March 2021, Tidewater entered into a $20 million loan agreement with CoBank, ACB (CoBank). Tidewater has the option to borrow in minimum increments of $0.1 million through September 29, 2021. The interest rate will be set on the date of the applicable borrowing and the term of any borrowing cannot exceed twenty-five years. Proceeds from the loan will first be used to pay off balances under the Company’s lines of credit (see Note 6 – Short Term Borrowings), with remaining proceeds used to finance a portion of Tidewater’s 2021 capital program.

Middlesex Financing Petition – In February 2021, Middlesex requested approval from the New Jersey Board of Public Utilities (NJBPU) to redeem up to $45.5 million of outstanding first mortgage bonds and issue replacement first mortgage bonds at a lower rate of interest. We cannot predict whether the NJBPU will ultimately approve or deny this request, for which a decision is expected in the second quarter of 2021.

Novel Coronavirus (COVID-19) – In March 2020, the United States declared the COVID-19 pandemic a national emergency, which remains in effect. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our operations are located, the Governors have been relaxing many of the elements of their respective declared State of Emergency Orders (SEOs) and requirements as more of the citizenry is inoculated for the virus.

The NJBPU and the Delaware Public Service Commission (DEPSC) have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since the issuance of the SEOs, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Index

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In March 2021, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility. The new PWAC rate became effective April 4, 2021. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. It is reset to zero once those increased costs are included in base rates.

Tidewater - Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which was expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and is refunding customers, with interest, in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater expects to apply the account credits in the second quarter of 2021.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In 2020, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a public utility pursuant to Section 529 of the Pennsylvania Public Utility Code. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. On April 22, 2021, the ALJ issued a Recommended Decision concluding Twin Lakes has fully met the criteria for the PAPUC to order the acquisition of Twin Lakes by a public utility pursuant to Section 529. The ALJ, however, recommended that the PAPUC condition the acquisition of Twin Lakes pursuant to Section 529 upon Twin Lakes’ parent, Middlesex, contributing $1.7 million to an escrow account for the purpose of offsetting future capital expenditures assumed by the ALJ to be incurred by the ultimate purchaser of the Twin Lakes water system. The sale price and final agreement to sell Twin Lakes would be subsequently negotiated. The ALJ established a schedule for filing Briefs on Exceptions. Twin Lakes takes exception to certain of the ALJ’s conclusions and expects to file a Brief before the Recommended Decision goes before the PAPUC for their disposition of the matter.

Twin Lakes remains under the operation of a large PAPUC regulated investor-owned water utility as the receiver, which had been appointed by the PAPUC under an Order effective January 15, 2021. The receivership is to remain in place until the final outcome of the Section 529 proceeding.

It is unknown at this time if the PAPUC will affirm or deny the Recommended Decision in whole, or in part. Separate from the disposition of this matter by the PAPUC, or any further litigation which may proceed beyond the PAPUC’s final decision, the financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock - For each of the three months ended March 31, 2021 and 2020, the Company received proceeds of $0.3 million for the issuance of approximately 5,000 shares of its common stock under the Middlesex Water Company Investment Plan.

Index

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

Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018. Through March 31, 2021, Middlesex has drawn a total of $42.6 million and expects to draw any remaining funding requests on this construction loan in the second quarter of 2021.

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to eliminate unlined water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

The Company anticipates that these two construction loans will be converted into long-term securitized loans by the NJIB during the fourth quarter of 2021.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In November 2020, Middlesex closed on a $40 million private placement loan with a payment maturity date of November 2050 and an interest rate of 2.90% by issuing First Mortgage Bonds (FMBs) designated as Series 2020A. Proceeds from this loan were used to reduce the Company’s existing short-term borrowings under its lines of credit and to fund the 2020 capital program.

As part of its ongoing comprehensive financing plan, Middlesex received approval from the NJBPU in February 2019 to issue and sell up to $140 million of FMBs through the New Jersey Economic Development Authority (NJEDA) in one or more transactions through December 31, 2022. Because the interest paid to the bondholders is exempt from federal and New Jersey income taxes, the interest rate on debt issued through the NJEDA is generally lower than otherwise achievable in the traditional taxable corporate bond market. However, the interest received by the bondholder is subject to the Alternative Minimum Tax.

In August 2019, Middlesex priced and closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, were used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The proceeds were initially recorded as Restricted Cash on the balance sheet and held in escrow by a bond trustee. Funds were drawn down by requisition for the qualifying projects as costs were incurred with the final requisition made in February 2021.

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

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$147,209	$159,764	$147,667	$159,195

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note”, “State Revolving Trust Bond”, “Construction Loans” and “Series 2020A” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $129.4 million and $129.6 million at March 31, 2021 and December 31, 2020, respectively. Customer advances for construction have carrying amounts of $23.3 million and $23.4 million at March 31, 2021 and 2020, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2021		2020
Basic:	Income	Shares	Income	Shares
Net Income	$6,907	17,476	$7,668	17,437
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$6,877	17,476	$7,638	17,437

Basic EPS	$0.39		$0.44

Diluted:
Earnings Applicable to Common Stock	$6,877	17,476	$7,638	17,437
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$6,894	17,591	$7,655	17,552

Diluted EPS	$0.39		$0.44

Index

Note 5 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by New Jersey and Delaware with respect to utility services within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2021	2020
Revenues:
Regulated	$29,421	$28,937
Non – Regulated	3,257	2,961
Inter-segment Elimination	(137)	(129)
Consolidated Revenues	$32,541	$31,769

Operating Income:
Regulated	$4,716	$5,843
Non – Regulated	918	684
Consolidated Operating Income	$5,634	$6,527

Net Income:
Regulated	$6,240	$7,181
Non – Regulated	667	487
Consolidated Net Income	$6,907	$7,668

Capital Expenditures:
Regulated	$21,963	$24,968
Non – Regulated	70	179
Total Capital Expenditures	$22,033	$25,147

	As of	As of
	March 31,	December 31,
	2021	2020
Assets:
Regulated	$1,004,405	$998,932
Non – Regulated	7,918	8,289
Inter-segment Elimination	(26,113)	(30,751)
Consolidated Assets	$986,210	$976,470

Index

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $110.0 million.

	(Millions)
	As of March 31, 2020
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$-	$30.0	$30.0	Uncommitted	January 27, 2022
PNC Bank	10.0	58.0	68.0	Committed	January 31, 2023
CoBank	3.0	9.0	12.0	Committed	November 30, 2023
	$13.0	$97.0	$110.0

The interest rate for borrowings under the lines of credit is set using the London InterBank Offered Rate (LIBOR) and adding a credit spread, which varies by financial institution. There is no requirement for a compensating balance under any of the established lines of credit. Each of the lines of credit includes a provision for a replacement benchmark for when LIBOR is fully phased-out and no longer available to set the interest rate on borrowings under these lines of credit.

The weighted average interest rate on the outstanding borrowings at March 31, 2021 under these credit lines is 1.09%.

The weighted average daily amounts of outstanding borrowings under the Company’s credit lines and the weighted average interest rates on those amounts were $8.0 million and $21.4 million at 1.12% and 2.58% for the three months ended March 31, 2021 and 2020, respectively.

The maturity dates for the $13.0 million outstanding as of March 31, 2021 were in April 2021 and were extended at the discretion of the Company.

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

Middlesex has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2021	2020
Treated	$877	$793
Untreated	861	870
Total Costs	$1,738	$1,663

Index

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	March 31, 2021	December 31, 2020
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(2.3)	(2.1)
Current ROU Asset	$5.0	$5.2

Index

The Company’s future minimum operating lease commitments as of March 31, 2021 are as follows:

(In Millions)
2021	$0.6
2022	0.8
2023	0.8
2024	0.8
2025	0.8
Thereafter	3.6
Total Lease Payments	$7.4
Imputed Interest	(1.8)
Present Value of Lease Payments	5.6
Less Current Portion*	(0.7)
Non-Current Lease Liability	$4.9

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $121 million for its construction program in 2021. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $17 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three month periods ended March 31, 2021 and 2020, the Company did not make Pension Plan cash contributions. The Company expects to make Pension Plan cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three month period ended March 31, 2021, the Company did not make Other Benefits Plan cash contributions. For the three month period ended March 31, 2020, the Company made Other Benefits Plan cash contributions of $0.3 million. The Company expects to make additional Other Benefits Plan cash contributions of $0.8 million and $0.3 million over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2021	2020	2021	2020

Service Cost	$674	$609	$229	$248
Interest Cost	677	775	309	425
Expected Return on Assets	(1,556)	(1,409)	(786)	(721)
Amortization of Unrecognized Losses	717	515	132	338
Net Periodic Benefit Cost (Benefit)*	$512	$490	$(116)	$290

*Service cost is included in Operations and Maintenance expense on the Condensed Consolidated Statements of Income; all other amounts are included in Other Income/Expense, net.

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

The Company’s regulated revenue from contracts with customers is derived from tariff-based sales that result from the obligation to provide water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. The Company’s residential customers are billed quarterly while most of the Company’s industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 and 30 days after the invoice date. The Company recognizes revenue as the water and wastewater services are delivered to customers, as well as records unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in its service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance of service provided to Tidewater customers and are recognized as service is provided.

Non-regulated service contract revenues consist of base service fees, as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through June 2030 and contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain termination provisions.

Almost all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2021	2020
Regulated Tariff Sales
Residential	$16,957	$16,681
Commercial	3,576	3,369
Industrial	2,177	2,081
Fire Protection	3,104	3,045
Wholesale	3,539	3,698
Non-Regulated Contract Operations	3,151	2,859
Total Revenue from Contracts with Customers	$32,504	$31,733
Other Regulated Revenues	68	62
Other Non-Regulated Revenues	106	103
Inter-segment Elimination	(137)	(129)
Total Revenue	$32,541	$31,769

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of March 31, 2021, the Company has reduced its income tax reserve provision and interest expense liability to $0.5 million and $0.2 million, respectively.

Index

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

-

new or modified water quality standards and compliance with related regulatory requirements;

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

Middlesex has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and provide regulated wastewater services in New Jersey and Delaware through five subsidiaries. We are regulated as to rates charged to customers for water and wastewater services, as to the quality of water service we provide and as to certain other matters in New Jersey and Delaware. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated utilities.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 53,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 1,900 customers in Delaware and Maryland through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 4,000 residential retail customers in Sussex County, Delaware.

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

Index

Recent Developments

Loan Agreement - In March 2021, Tidewater entered into a $20 million loan agreement with CoBank, ACB (CoBank). Tidewater has the option to borrow in minimum increments of $0.1 million through September 29, 2021. The interest rate will be set on the date of the applicable borrowing and the term of any borrowing cannot exceed twenty-five years. Proceeds from the loan will first be used to pay off balances under the Company’s lines of credit (see Note 6 – Short Term Borrowings), with remaining proceeds used to finance a portion of Tidewater’s 2021 capital program.

Middlesex Financing Petition – In February 2021, Middlesex requested approval from the New Jersey Board of Public Utilities (NJBPU) to redeem up to $45.5 million of outstanding first mortgage bonds and issue replacement first mortgage bonds at a lower rate of interest. We cannot predict whether the NJBPU will ultimately approve or deny this request, for which a decision is expected in the second quarter of 2021.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $121 million in 2021 in connection with this plan for projects that include, but are not limited to:

•

Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey to mitigate the formation of disinfection by-products that can develop during the water treatment process, as well as other improvements;

•

Construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield in South Plainfield, New Jersey to comply with new state water quality regulations relative to poly- and perfluoro-alkyl substances, collectively referred to as PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;

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

•

Replacement of approximately four miles of water mains including service lines, valves, fire hydrants and meters in Metuchen, New Jersey; and

•

Construction of a new expandable wastewater treatment plant with enhanced processes to meet changing regulatory requirements to serve our customer base in the Town of Milton, Delaware.

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

COVID-19 – In March 2020, the United States declared the COVID-19 pandemic a national emergency, which remains in effect. While the Company’s operations and capital construction program have not been disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our primary operations are located, the Governors have been relaxing many of the elements of their respective declared State of Emergency Orders (SEOs) and requirements as more of the citizenry is inoculated for the virus.

The NJBPU and the Delaware Public Service Commission (DEPSC) have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since the issuance of the SEOs, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Index

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are evident in comparison discussions in the Results of Operations section below. Weather patterns which can result in lower customer demand for water may occur in 2021. Water rates for our Middlesex customers were last reset in April 2018 and were determined using a rate base of $245 million. Our additional investments in system infrastructure since that time has grown significantly. Operating costs are anticipated to increase in 2021 in a variety of categories, in particular due to wage inflation in a specialized labor market where we compete for such resources. In addition, the repair tax benefits approved by the NJBPU in the 2017 Middlesex rate case are due to expire in April 2022. These factors, among others, will require Middlesex to file a request for an increase in its water rates during the second quarter of 2021.

A non-controllable factor that may affect our outlook in 2021 is the pace at which remediation of the COVID-19 pandemic continues to occur, and the related impact on the regional and national economic recoveries. In addition, the New Jersey SEO moratorium on customer service terminations remains in effect, currently through June 30, 2021. For further discussion of the impact of COVID-19 on the Company, see Recent Developments, COVID-19 above.

Organic residential customer growth for our Tidewater system is expected to continue at the 5% pace achieved in 2020, delaying any foreseeable need to seek an increase in customer base rates in 2021.

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

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands, Southern Shores and TESI; Non-Regulated-USA, USA-PA, and White Marsh.

Index

Results of Operations – Three Months Ended March 31, 2021

	(In Thousands)
	Three Months Ended March 31,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$29,390	$3,151	$32,541	$28,911	$2,858	$31,769
Operations and maintenance expenses	16,249	2,107	18,356	15,142	2,050	17,192
Depreciation expense	4,774	58	4,832	4,399	49	4,448
Other taxes	3,651	68	3,719	3,527	75	3,602
Operating income	4,716	918	5,634	5,843	684	6,527

Other income, net	1,979	59	2,038	1,472	36	1,508
Interest expense	1,738	-	1,738	1,668	1	1,669
Income taxes	(1,283)	310	(973)	(1,534)	232	(1,302)
Net income	$6,240	$667	$6,907	$7,181	$487	$7,668

Operating Revenues

Operating revenues for the three months ended March 31, 2021 increased $0.8 million from the same period in 2020 due to the following factors:

•

Middlesex System revenues increased $0.3 million due to increased demand from customers;

•

Tidewater System revenues increased $0.2 million due primarily to additional customers, net of the a Distribution System Improvement Charge revenue refund (for further information, see Note 2, Rate and Regulatory Matters, Tidewater); and

•

Non-regulated revenues increased $0.3 million due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2021 increased $1.2 million from the same period in 2020 due to the following factors:

•

Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.4 million of additional non-labor costs;

•

Labor costs increased $0.3 million due to wage increases, overall averaging approximately 3%;

•

Variable production costs increased $0.1 million due to higher customer water consumption;

•

Non-regulated operation and maintenance expenses increased $0.1 million due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020; and

•

All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended March 31, 2021 increased $0.4 million from the same period in 2020 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2021 increased $0.1 million from the same period in 2020 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Index

Other Income, net

Other Income, net for the three months ended March 31, 2021 increased $0.5 million from the same period in 2020 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined retirement benefit plans non-service expense.

Interest Charges

Interest charges for the three months ended March 31, 2021 increased $0.1 million from the same period in 2020 due to higher average short-term and long-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates.

Income Taxes

The benefit from income taxes for the three months ended March 31, 2021 decreased by $0.3 million from the same period in 2020, primarily due to lower tax benefits associated with decreased repair expenditures on tangible property owned by Middlesex, partially offset by lower pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2021 decreased $0.8 million as compared with the same period in 2020. Basic and diluted earnings per share were $0.39 and $0.44 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2021, cash flows from operating activities decreased $6.7 million to $9.4 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors.

Investing Cash Flows

For the three months ended March 31, 2021, cash flows used in investing activities decreased $3.1 million to $22.0 million. The decrease in cash flows used in investing activities resulted from decreased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2021, cash flows from financing activities decreased $9.4 million to $6.4 million. The decrease in cash flows provided by financing activities is due to net lower proceeds from the issuance of long-term debt, a reduction in net short-term bank borrowings and lower net construction advances and contributions.

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

Index

The capital investment program for 2021 is currently estimated to be approximately $121 million. Through March 31, 2021, we have expended $22 million and expect to incur approximately $99 million for capital projects for the remainder of 2020.

We currently project that we may expend approximately $193 million for capital projects in 2022 and 2023. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2021, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $110 million of lines of credit established with three financial institutions. As of March 31, 2021, there was $97.0 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);

•

Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement;

•

Proceeds from Tidewater’s $20 million CoBank loan (see Recent Developments, Loan Agreement above)

•

Remaining proceeds from Middlesex’s August 2018 SRF Construction loan;

•

Proceeds from the sale and issuance of First Mortgage Bonds in private placement offerings and/or through the New Jersey Economic Development Authority; and

•

Proceeds from the Middlesex Water Company Investment Plan.

In order to fully fund the ongoing large investment program in our utility plant infrastructure and maintain a balanced capital structure for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As previously approved by the NJBPU in 2019, the Company is authorized to issue and sell up to 0.7 million shares of its common stock in one or more transactions through December 31, 2022.

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

Index

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

Index

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.	Exhibits

10.19(b)

Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29,2021, between Tidewater Utilities, Inc. and CoBank, ACB

10.29(b)

Amendment to Loan Documents between the Company, Pinelands Wastewater Company, Tidewater Environmental Services, Inc., Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

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

Date: May 5, 2021