Form 10-Q
period 2021-06-30
MIDDLESEX WATER CO
filed 2021-07-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number 0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of incorporation)	(IRS employer identification no.)

485C Route One South, Iselin, New Jersey08830

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 2021: Common Stock, No Par Value: 17,490,561 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating Revenues	$36,701	$35,277	$69,242	$67,046

Operating Expenses:
Operations and Maintenance	17,959	17,620	36,315	34,812
Depreciation	5,187	4,629	10,019	9,077
Other Taxes	3,741	3,643	7,460	7,245

Total Operating Expenses	26,887	25,892	53,794	51,134

Operating Income	9,814	9,385	15,448	15,912

Other Income (Expense):
Allowance for Funds Used During Construction	768	795	2,031	1,917
Other Income (Expense), net	790	334	1,564	720

Total Other Income, net	1,558	1,129	3,595	2,637

Interest Charges	2,070	1,946	3,808	3,615

Income before Income Taxes	9,302	8,568	15,235	14,934

Income Taxes	(1,621)	(1,145)	(2,593)	(2,447)

Net Income	10,923	9,713	17,828	17,381

Preferred Stock Dividend Requirements	30	30	60	60

Earnings Applicable to Common Stock	$10,893	$9,683	$17,768	$17,321

Earnings per share of Common Stock:
Basic	$0.62	$0.55	$1.02	$0.99
Diluted	$0.62	$0.55	$1.01	$0.99

Average Number of Common Shares Outstanding:
Basic	17,488	17,462	17,482	17,449
Diluted	17,603	17,577	17,597	17,564

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2021	2020
UTILITY PLANT:	Water Production	$219,291	$168,080
	Transmission and Distribution	670,951	648,763
	General	93,215	85,056
	Construction Work in Progress	43,489	80,055
	TOTAL	1,026,946	981,954
	Less Accumulated Depreciation	191,512	185,356
	UTILITY PLANT - NET	835,434	796,598

CURRENT ASSETS:	Cash and Cash Equivalents	6,026	4,491
	Accounts Receivable, net of allowance for uncollectible accounts of $2,280 and $2,053, respectively	13,280	14,569
	Unbilled Revenues	8,817	7,065
	Materials and Supplies (at average cost)	4,661	5,112
	Prepayments	4,458	2,886
	TOTAL CURRENT ASSETS	37,242	34,123

OTHER ASSETS:	Operating Lease Right of Use Asset	4,852	5,209
	Preliminary Survey and Investigation Charges	7,556	5,192
	Regulatory Assets	118,230	118,144
	Restricted Cash	163	5,913
	Non-utility Assets - Net	11,424	11,207
	Other	74	84
	TOTAL OTHER ASSETS	142,299	145,749
	TOTAL ASSETS	$1,014,975	$976,470

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$218,100	$217,451
	Retained Earnings	136,998	128,757
	TOTAL COMMON EQUITY	355,098	346,208
	Preferred Stock	2,084	2,084
	Long-term Debt	272,504	273,244
	TOTAL CAPITALIZATION	629,686	621,536

CURRENT	Current Portion of Long-term Debt	7,170	7,255
LIABILITIES:	Notes Payable	31,500	2,000
	Accounts Payable	23,100	30,443
	Accrued Taxes	12,220	10,138
	Accrued Interest	2,168	2,137
	Unearned Revenues and Advanced Service Fees	1,404	1,255
	Other	3,183	3,620
	TOTAL CURRENT LIABILITIES	80,745	56,848

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	23,632	23,404
	Lease Obligations	4,703	5,042
	Accumulated Deferred Income Taxes	62,058	61,297
	Employee Benefit Plans	32,906	34,426
	Regulatory Liabilities	56,266	60,792
	Other	1,157	1,135
	TOTAL OTHER LIABILITIES	180,722	186,096

CONTRIBUTIONS IN AID OF CONSTRUCTION		123,822	111,990
	TOTAL CAPITALIZATION AND LIABILITIES	$1,014,975	$976,470

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,828	$17,381
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,900	10,304
Provision for Deferred Income Taxes and Investment Tax Credits	(7,852)	(7,206)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,171)	(1,182)
Cash Surrender Value of Life Insurance	(109)	(47)
Stock Compensation Expense	760	632
Changes in Assets and Liabilities:
Accounts Receivable	1,289	(711)
Unbilled Revenues	(1,752)	(1,756)
Materials & Supplies	451	171
Prepayments	(1,572)	(1,594)
Accounts Payable	(7,343)	(503)
Accrued Taxes	2,082	2,471
Accrued Interest	31	61
Employee Benefit Plans	790	840
Unearned Revenue & Advanced Service Fees	149	118
Other Assets and Liabilities	(1,902)	1,803

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,579	20,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $860 in 2021 and $735 in 2020	(46,500)	(45,417)

NET CASH USED IN INVESTING ACTIVITIES	(46,500)	(45,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,332)	(2,288)
Proceeds from Issuance of Long-term Debt	1,595	9,721
Net Short-term Bank Borrowings	29,500	17,500
Deferred Debt Issuance Expense	(14)	(33)
Proceeds from Issuance of Common Stock	596	608
Payment of Common Dividends	(9,527)	(8,942)
Payment of Preferred Dividends	(60)	(60)
Construction Advances and Contributions-Net	7,946	3,762

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,704	20,268
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,217)	(4,367)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,406	46,499
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,189	$42,132

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,357	$3,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$3,975	$3,754
Interest Capitalized	$860	$735
Income Taxes	$2,320	$377

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2021	2020
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2021 - 17,490; 2020 - 17,473	$218,100	$217,451

Retained Earnings	136,998	128,757
TOTAL COMMON EQUITY	$355,098	$346,208

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2021 - 20: 2020 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2021-2059	$187,199	$187,667
Amortizing Secured Notes, 4.45%-8.05%, due 2021-2040	29,133	30,643
State Revolving Trust Notes, 2.00%-4.22%, due 2022-2038	8,032	8,384
State Revolving Fund Bond, 0.00%, due 2021	10	11
Construction Loans, 0.00%	52,131	50,536
SUBTOTAL LONG-TERM DEBT	276,505	277,241
Add: Premium on Issuance of Long-term Debt	7,470	7,669
Less: Unamortized Debt Expense	(4,301)	(4,411)
Less: Current Portion of Long-term Debt	(7,170)	(7,255)
TOTAL LONG-TERM DEBT	$272,504	$273,244

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended June 30, 2020
Balance at April 1, 2020	17,439	$215,600	$111,800	$327,400
Net Income	-	-	9,713	9,713
Dividend Reinvestment & Common Stock Purchase Plan	4	294	-	294
Restricted Stock Award - Net - Employees	17	226	-	226
Restricted Stock Award - Board of Directors	4	245	-	245
Cash Dividends on Common Stock ($0.2563 per share)	-	-	(4,475)	(4,475)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at June 30, 2020	17,464	$216,365	$117,008	$333,373

For the Six Months Ended June 30, 2020
Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	-	-	17,381	17,381
Dividend Reinvestment & Common Stock Purchase Plan	9	608	-	608
Restricted Stock Award - Net - Employees	17	387	-	387
Restricted Stock Award - Board of Directors	4	245		245
Cash Dividends on Common Stock ($0.5125 per share)	-	-	(8,942)	(8,942)
Cash Dividends on Preferred Stock	-	-	(60)	(60)
Common Stock Issuance Expenses	-	-	(38)	(38)
Balance at June 30, 2020	17,464	$216,365	$117,008	$333,373

For the Three Months Ended June 30, 2021
Balance at April 1, 2021	17,478	$217,977	$130,873	$348,850
Net Income	-	-	10,923	10,923
Dividend Reinvestment & Common Stock Purchase Plan	3	272	-	272
Restricted Stock Award - Net - Employees	6	(394)	-	(394)
Restricted Stock Award - Board of Directors	3	245	-	245
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,768)	(4,768)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at June 30, 2021	17,490	$218,100	$136,998	$355,098

For the Six Months Ended June 30, 2021
Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	17,828	17,828
Dividend Reinvestment & Common Stock Purchase Plan	8	596	-	596
Restricted Stock Award - Net - Employees	6	(192)	-	(192)
Restricted Stock Award - Board of Directors	3	245		245
Cash Dividends on Common Stock ($0.5450 per share)	-	-	(9,527)	(9,527)
Cash Dividends on Preferred Stock	-	-	(60)	(60)
Balance at June 30, 2021	17,490	$218,100	$136,998	$355,098

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

The consolidated notes within the 2020 Annual Report on Form 10-K (the 2020 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2021, the results of operations for the three month and six month periods ended June 30, 2021 and 2020 and cash flows for the six month periods ended June 30, 2021 and 2020. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2020, has been derived from the Company’s December 31, 2020 audited financial statements included in the 2020 Form 10-K.

Recent Developments

Loan Agreement - In March 2021, Tidewater entered into a $20 million loan agreement with CoBank, ACB (CoBank). Tidewater has yet to borrow from CoBank under this agreement and has the option to borrow in minimum increments of $0.1 million through September 29, 2021. The interest rate will be set on the date of the applicable borrowing and the term of any borrowing cannot exceed twenty-five years. Proceeds from the loan will first be used to pay off balances under the Company’s lines of credit (see Note 6 – Short Term Borrowings), with remaining proceeds used to finance a portion of Tidewater’s 2021 capital program.

Middlesex Financing Petition – In June 2021, Middlesex received approval from the New Jersey Board of Public Utilities (NJBPU) to redeem up to $45.5 million of outstanding first mortgage bonds and issue replacement first mortgage bonds at an overall lower cost of debt. Middlesex expects to complete the refinancing by December 31, 2021.

Novel Coronavirus (COVID-19) – In March 2020, the United States declared the COVID-19 pandemic a national emergency, which was extended on February 24, 2021, and remains in effect. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our operations are located, the declared COVID-19 State of Emergency Orders ended in June 2021 and July 2021, respectively.

The NJBPU and the Delaware Public Service Commission (DEPSC) have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Index

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In May 2021, Middlesex filed a petition with the NJBPU seeking permission to increase annual base water revenues by approximately $31 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to address aging drinking water infrastructure and a variety of other improvements to help ensure continued resiliency, reliability and overall quality of service since Middlesex’s last base rate increase filing in New Jersey in 2017. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

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

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and is refunding customers, with interest, in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater applied the refund credits to individual customer accounts during the second quarter of 2021.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In 2020, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a public utility pursuant to Section 529 of the Pennsylvania Public Utility Code. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. In April 2021, the ALJ issued a Recommended Decision concluding Twin Lakes has fully met the criteria for the PAPUC to order the acquisition of Twin Lakes by a public utility pursuant to Section 529. The ALJ, however, recommended that the PAPUC condition the acquisition of Twin Lakes pursuant to Section 529 upon Twin Lakes’ parent, Middlesex, contributing $1.7 million to an escrow account for the purpose of offsetting future capital expenditures assumed by the ALJ to be incurred by the ultimate purchaser of the Twin Lakes water system. The sale price and final agreement to sell Twin Lakes would be subsequently negotiated. In May 2021, Twin Lakes filed a brief with the PAPUC detailing its objections to certain of the ALJ’s conclusions.

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

Index

Note 3 – Capitalization

Common Stock - During the six months ended June 30, 2021 and 2020, there were 7,787 common shares (approximately $0.6 million) and 9,378 common shares (approximately $0.6 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan).

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

Middlesex currently has two projects that are in the construction loan phase of the New Jersey SRF program:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018 and completed withdrawal of the proceeds in June 2021.

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

Index

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

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMBs and SRF Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar publicly traded issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

(In Thousands)
	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$147,209	$157,436	$147,667	$159,195

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note”, “State Revolving Trust Bond”, “Construction Loans” and “Series 2020A” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $129.3 million and $129.6 million at June 30, 2021 and December 31, 2020, respectively. Customer advances for construction have carrying amounts of $23.6 million and $23.4 million at June 30, 2021 and 2020, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

Index

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2021		2020
Basic:	Income	Shares	Income	Shares
Net Income	$10,923	17,488	$9,713	17,462
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$10,893	17,488	$9,683	17,462

Basic EPS	$0.62		$0.55

Diluted:
Earnings Applicable to Common Stock	$10,893	17,488	$9,683	17,462
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$10,910	17,603	$9,700	17,577

Diluted EPS	$0.62		$0.55

	Six Months Ended June 30,
	2021		2020
Basic:	Income	Shares	Income	Shares
Net Income	$17,828	17,482	$17,381	17,449
Preferred Dividend	(60)		(60)
Earnings Applicable to Common Stock	$17,768	17,482	$17,321	17,449

Basic EPS	$1.02		$0.99

Diluted:
Earnings Applicable to Common Stock	$17,768	17,482	$17,321	17,449
$7.00 Series Preferred Dividend	34	115	34	115
Adjusted Earnings Applicable to Common Stock	$17,802	17,597	$17,355	17,564

Diluted EPS	$1.01		$0.99

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2021	2020	2021	2020
Revenues:
Regulated	$33,609	$32,289	$63,030	$61,226
Non – Regulated	3,405	3,180	6,662	6,141
Inter-segment Elimination	(313)	(192)	(450)	(321)
Consolidated Revenues	$36,701	$35,277	$69,242	$67,046

Operating Income:
Regulated	$8,711	$8,639	$13,427	$14,480
Non – Regulated	1,103	746	2,021	1,432
Consolidated Operating Income	$9,814	$9,385	$15,448	$15,912

Net Income:
Regulated	$10,108	$9,192	$16,347	$16,371
Non – Regulated	815	521	1,481	1,010
Consolidated Net Income	$10,923	$9,713	$17,828	$17,381

Capital Expenditures:
Regulated	$24,391	$19,913	$46,354	$44,882
Non – Regulated	76	357	146	535
Total Capital Expenditures	$24,467	$20,270	$46,500	$45,417

	As of	As of
	June 30,	December 31,
	2021	2020
Assets:
Regulated	$1,022,776	$998,932
Non – Regulated	8,459	8,289
Inter-segment Elimination	(16,260)	(30,751)
Consolidated Assets	$1,014,975	$976,470

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $110.0 million.

	(Millions)
	As of June 30, 2021				Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$-	$30.0	$30.0	Uncommitted	January 27, 2022
PNC Bank	21.0	47.0	68.0	Committed	January 31, 2023
CoBank	10.5	1.5	12.0	Committed	November 30, 2023
	$31.5	$78.5	$110.0

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

Index

The weighted average interest rate on the outstanding borrowings at June 30, 2021 under these credit lines is 1.11%.

The weighted average daily amounts of borrowings outstanding under the Company’s lines of credit and the weighted average interest rates on those amounts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Daily Amounts Outstanding	$19,665	$36,445	$13,843	$28,901
Weighted Average Interest Rates	1.18%	1.65%	1.16%	1.96%

The $31.5 million of loans under the lines of credit outstanding as of June 30, 2021 matured in July 2021 and were renewed and rolled over by the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Treated	$871	$932	$1,748	$1,725
Untreated	782	782	1,642	1,652
Total Costs	$1,653	$1,714	$3,390	$3,377

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), prior to 2020 Middlesex had served as guarantor of the performance of an unaffiliated wastewater treatment contractor and partner (Contractor), to operate a County-owned leachate pretreatment facility.

In November 2019, Middlesex was notified that the County terminated its Agreement with the Contractor. The Contractor had initiated legal action against the County that, in part, contests the County’s exercise of this termination. The County filed a counter-claim against the Contractor’s parent company and has brought Middlesex into the suit as a third-party defendant. We continue to monitor this litigation. However, given the cancellation of the underlying operating contract by the County, the fact that the Company had not been requested by the County to perform under the guarantee and the continuation of the litigation, we do not anticipate the ultimate outcome will have a material impact on the Company’s results of operations or financial condition.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended June 30, 2021 and 2020, respectively and $0.4 million for each of the six months ended June 30, 2021 and 2020, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of June 30, 2021	As of December 31, 2020
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(2.4)	(2.1)
Current ROU Asset	$4.9	$5.2

The Company’s future minimum operating lease commitments as of June 30, 2021 are as follows:

(In Millions)
2021	$0.4
2022	0.8
2023	0.8
2024	0.8
2025	0.8
Thereafter	3.7
Total Lease Payments	$7.3
Imputed Interest	(1.9)
Present Value of Lease Payments	5.4
Less Current Portion*	(0.7)
Non-Current Lease Liability	$4.7

*Included in Other Current Liabilities

Construction - Forecasted spending for our construction program in 2021 has been reduced to $85 million due to schedule coordination with contractors and municipalities. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $42 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s defined benefit pension plan (Pension Plan) participants include all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution to the participants’ accounts in an amount at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three- and six-month periods ended June 30, 2021 and 2020, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes supplemental healthcare benefits above amounts paid by Medicare and, life insurance. For the three- month and six-month periods ended June 30, 2021, the Company did not make Other Benefits Plan cash contributions. For each of the three-and six-month periods ended June 30, 2020, the Company made Other Benefits Plan cash contributions of $0.3 million, respectively. The Company expects to make additional Other Benefits Plan cash contributions of $0.8 million over the remainder of the current calendar year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2021	2020	2021	2020

Service Cost	$674	$609	$229	$248
Interest Cost	677	775	309	425
Expected Return on Assets	(1,556)	(1,409)	(786)	(721)
Amortization of Unrecognized Losses	717	515	132	338
Net Periodic Benefit Cost (Benefit)*	$512	$490	$(116)	$290

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2021	2020	2021	2020

Service Cost	$1,348	$1,217	$458	$497
Interest Cost	1,353	1,550	618	850
Expected Return on Assets	(3,114)	(2,818)	(1,571)	(1,442)
Amortization of Unrecognized Losses	1,434	1,030	264	676
Net Periodic Benefit Cost (Benefit)*	$1,021	$979	$(231)	$581

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

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Regulated Tariff Sales
Residential	$20,238	$19,454	$37,195	$36,135
Commercial	4,108	3,649	7,684	7,018
Industrial	2,143	2,175	4,320	4,256
Fire Protection	3,161	3,060	6,265	6,106
Wholesale	3,718	3,827	7,256	7,525
Non-Regulated Contract Operations	3,298	3,076	6,449	5,934
Total Revenue from Contracts with Customers	$36,666	$35,241	$69,169	$66,974
Other Regulated Revenues	241	124	310	186
Other Non-Regulated Revenues	107	104	213	207
Inter-segment Elimination	(313)	(192)	(450)	(321)
Total Revenue	$36,701	$35,277	$69,242	$67,046

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of June 30, 2021, the Company’s income tax reserve provision and interest expense liability are $0.5 million and $0.2 million, respectively.

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

Forward-Looking Statements

Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company intends that these statements be covered by the safe harbors created under those laws. They include, but are not limited to statements as to:

-

expected financial condition, operational and financial performance, growth prospects and financial projections;

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

-

the Company’s plans to acquire and maintain municipal franchises and consents in the territories it serves; and

-

the availability and quality of our water supply.

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

-

availability of adequate supplies of quality water;

-

actions taken by government regulators, including decisions on rate increase requests;

-

new or modified water quality standards and compliance with related legal and regulatory requirements;

-

weather variations and other natural phenomena impacting utility operations;

-

financial and operating risks associated with acquisitions and/or privatizations;

-

acts of war or terrorism, including cyber threats;

-

changes in the pace of new housing development;

-

availability and cost of capital resources;

-

impact of the Novel Coronavirus (COVID-19) pandemic; and

-

other factors discussed elsewhere in this report.

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

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. Although USA-PA manages Perth Amboy’s water and wastewater capital program, the funding of the capital program is the responsibility of Perth Amboy.

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

Index

Recent Developments

Middlesex Base Water Rate Increase Request - In May 2021, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase annual base water revenues by approximately $31 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to address aging drinking water infrastructure and a variety of other improvements to help ensure continued resiliency, reliability and overall quality of service since Middlesex’s last base rate increase filing in New Jersey in 2017. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

Loan Agreement - In March 2021, Tidewater entered into a $20 million loan agreement with CoBank, ACB (CoBank). Tidewater has yet to borrow from CoBank under this agreement and has the option to borrow in minimum increments of $0.1 million through September 29, 2021. The interest rate will be set on the date of the applicable borrowing and the term of any borrowing cannot exceed twenty-five years. Proceeds from the loan will first be used to pay off balances under the Company’s lines of credit (see Note 6 – Short Term Borrowings), with remaining proceeds used to finance a portion of Tidewater’s 2021 capital program.

Middlesex Financing Petition – In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding first mortgage bonds and issue replacement first mortgage bonds at an overall lower cost of debt. Middlesex expects to complete the refinancing by December 31, 2021.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure, as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. Forecasted spending for our construction program in 2021 has been reduced to $85 million due to schedule coordination with contractors and municipalities for projects that include, but are not limited to:

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

COVID-19 – In March 2020, the United States declared the COVID-19 pandemic a national emergency, which was extended on February 24, 2021, and remains in effect. While the Company’s operations and capital construction program have not been disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our operations are located, the declared COVID-19 State of Emergency Orders ended in June 2021 and July 2021, respectively.

Index

The NJBPU and the Delaware Public Service Commission have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are discussed in the Results of Operations section below. Weather pattern changes, which can result in lower customer demand for water, may occur in 2021. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests (see discussion of the 2021 Middlesex base water rate increase request above under “Recent Developments”).

A non-controllable factor that may affect our outlook in 2021 is the pace at which remediation of the COVID-19 pandemic continues to occur, and the related impact on the regional and national economic recoveries. In addition, the New Jersey moratorium on customer service terminations effectively ends December 31, 2021. For further discussion of the impact of COVID-19 on the Company, see Recent Developments, COVID-19 above.

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

Index

Results of Operations – Three Months Ended June 30, 2021

	(In Thousands)
	Three Months Ended June 30,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$33,403	$3,298	$36,701	$32,201	$3,076	$35,277
Operations and maintenance expenses	15,876	2,083	17,959	15,397	2,223	17,620
Depreciation expense	5,134	53	5,187	4,578	51	4,629
Other taxes	3,682	59	3,741	3,587	56	3,643
Operating income	8,711	1,103	9,814	8,639	746	9,385

Other income, net	1,490	68	1,558	1,107	22	1,129
Interest expense	2,070	-	2,070	1,941	5	1,946
Income taxes	(1,977)	356	(1,621)	(1,387)	242	(1,145)
Net income	$10,108	$815	$10,923	$9,192	$521	$9,713

Operating Revenues

Operating revenues for the three months ended June 30, 2021 increased $1.4 million from the same period in 2020 due to the following factors:

•

Middlesex System revenues increased $0.2 million due to increased demand from general meter service customers;

•

Tidewater System revenues increased $1.0 million due primarily to additional customers; and

•

Non-regulated revenues increased $0.2 million primarily due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2021 increased $0.3 million from the same period in 2020 due to higher water main break activity in our Middlesex system.

Depreciation

Depreciation expense for the three months ended June 30, 2021 increased $0.6 million from the same period in 2020 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2021 increased $0.1 million from the same period in 2020 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2021 increased $0.4 million from the same period in 2020 due to lower actuarially-determined retirement benefit plans non-service expense.

Interest Charges

Interest charges for the three months ended June 30, 2021 increased $0.1 million from the same period in 2020 due to higher average short-term and long-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates.

Index

Income Taxes

The benefit from income taxes for the three months ended June 30, 2021 increased by $0.5 million from the same period in 2020, primarily due to higher tax benefits associated with increased repair expenditures on tangible property owned by Middlesex.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2021 increased $1.2 million as compared with the same period in 2020. Basic and diluted earnings per share were $0.62 and $0.55 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations – Six Months Ended June 30, 2021

	(In Thousands)
	Six Months Ended June 30,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$62,794	$6,448	$69,242	$61,112	$5,934	$67,046
Operations and maintenance expenses	32,125	4,190	36,315	30,540	4,272	34,812
Depreciation expense	9,909	110	10,019	8,978	99	9,077
Other taxes	7,333	127	7,460	7,114	131	7,245
Operating income	13,427	2,021	15,448	14,480	1,432	15,912

Other income, net	3,469	126	3,595	2,579	58	2,637
Interest expense	3,808	-	3,808	3,609	6	3,615
Income taxes	(3,259)	666	(2,593)	(2,921)	474	(2,447)
Net income	$16,347	$1,481	$17,828	$16,371	$1,010	$17,381

Operating Revenues

Operating revenues for the six months ended June 30, 2021 increased $2.2 million from the same period in 2020 due to the following factors:

•

Middlesex System revenues increased $0.5 million due to increased demand from customers;

•

Tidewater System revenues increased $2.1 million due to additional customers and higher consumption, partially offset by $1.0 million due to the Distribution System Improvement Charge revenue refund (for further information, see Note 2, Rate and Regulatory Matters, Tidewater);

•

Non-regulated revenues increased $0.5 million due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020; and

•

All other revenue categories increased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2021 increased $1.5 million from the same period in 2020 due to the following factors:

•

Higher weather-related water main break activity in our Middlesex system during the winter months resulted in $0.6 million of additional non-labor costs;

•

Labor costs increased $0.4 million due to wage increases;

•

Increased business insurance premiums resulted in $0.2 million of additional costs;

•

Transportation expenses increased $0.1 million due to increased fuel prices; and

•

All other operation and maintenance expense categories increased $0.2 million.

Index

Depreciation

Depreciation expense for the six months ended June 30, 2021 increased $0.9 million from the same period in 2020 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2021 increased $0.2 million from the same period in 2020 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2021 increased $1.0 million from the same period in 2020 primarily due to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress and lower actuarially-determined retirement benefit plans non-service expense.

Interest Charges

Interest charges for the six months ended June 30, 2021 increased $0.2 million from the same period in 2020 due to higher long-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates on short term borrowings year-over-year.

Income Taxes

The benefit from income taxes for the six months ended June 30, 2021 increased by $0.1 million from the same period in 2020, primarily due to higher tax benefits associated with increased repair expenditures on tangible property owned by Middlesex, partially offset by higher pre-tax income.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2021 increased $0.4 million as compared with the same period in 2020. Basic earnings per share were $1.02 and $0.99 for the six months ended June 30, 2021 and 2020, respectively. Diluted earnings per share were $1.01 and $0.99 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2021, cash flows from operating activities decreased $6.2 million to $14.6 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors and increased income tax payments.

Investing Cash Flows

For the six months ended June 30, 2021, cash flows used in investing activities increased $1.1 million to $46.5 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Financing Cash Flows

For the six months ended June 30, 2021, cash flows from financing activities increased $7.4 million to $27.7 million. The increase in cash flows provided by financing activities is due to an increase in short-term bank borrowings and higher net construction advances and contributions offset by lower proceeds from the issuance of long-term debt.

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

Forecasted spending for our construction program in 2021 has been reduced to $85 million due to schedule coordination with contractors and municipalities. Through June 30, 2021, we have expended $47 million and expect to incur approximately $38 million for capital projects for the remainder of 2021.

We currently project that we may expend approximately $190 million for capital projects in 2022 and 2023. The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2021, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $110 million of lines of credit established with three financial institutions. As of June 30, 2021, there was $78.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);

•

Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality-related and system improvement criteria;

•

Proceeds from Tidewater’s $20 million CoBank loan (see Recent Developments, Loan Agreement above)

•

Proceeds from the sale and issuance of First Mortgage Bonds in private placement offerings and/or through the New Jersey Economic Development Authority; and

•

Proceeds from the Middlesex Water Company Investment Plan.

In order to fully fund the ongoing large investment program in our utility plant infrastructure and maintain a balanced capital structure for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of issuing any common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As previously approved by the NJBPU in 2019, the Company is authorized to issue and sell up to 0.7 million shares of its common stock in one or more transactions through December 31, 2022.

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

Index

Our risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates charged to the Company’s regulated utility customers. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

We are exposed to credit risk for both our Regulated and Non-Regulated business segments. Our Regulated operations serve residential, commercial, industrial and municipal customers while our Non-Regulated operations engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations in our non-regulated businesses and the loss that may be incurred due to the non-payment of customer accounts receivable balances in our regulated utility businesses. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through customers’ rates.

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

Date: July 30, 2021