Form 10-Q
period 2021-09-30
MIDDLESEX WATER CO
filed 2021-10-29
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 2021: Common Stock, No Par Value: 17,497,015 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Revenues	$39,874	$39,920	$109,117	$106,965

Operating Expenses:
Operations and Maintenance	18,950	17,949	55,265	52,761
Depreciation	5,504	4,721	15,523	13,798
Other Taxes	3,996	4,073	11,456	11,318

Total Operating Expenses	28,450	26,743	82,244	77,877

Operating Income	11,424	13,177	26,873	29,088

Other Income (Expense):
Allowance for Funds Used During Construction (AFUDC)	344	953	2,376	2,871
Other Income (Expense), net	744	444	2,308	1,164

Total Other Income, net	1,088	1,397	4,684	4,035

Interest Charges	2,101	1,906	5,910	5,521

Income before Income Taxes	10,411	12,668	25,647	27,602

Income Taxes	(1,065)	(69)	(3,658)	(2,516)

Net Income	11,476	12,737	29,305	30,118

Preferred Stock Dividend Requirements	30	30	90	90

Earnings Applicable to Common Stock	$11,446	$12,707	$29,215	$30,028

Earnings per share of Common Stock:
Basic	$0.65	$0.73	$1.67	$1.72
Diluted	$0.65	$0.72	$1.66	$1.71

Average Number of Common Shares Outstanding:
Basic	17,491	17,466	17,485	17,455
Diluted	17,606	17,581	17,600	17,570

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2021	2020
UTILITY PLANT:	Water Production	$243,145	$168,080
	Transmission and Distribution	688,271	648,763
	General	94,425	85,056
	Construction Work in Progress	19,277	80,055
	TOTAL	1,045,118	981,954
	Less Accumulated Depreciation	195,206	185,356
	UTILITY PLANT - NET	849,912	796,598

CURRENT ASSETS:	Cash and Cash Equivalents	5,282	4,491
	Accounts Receivable, net of allowance for uncollectible accounts of $2,473 and $2,053, respectively	17,028	14,569
	Unbilled Revenues	9,074	7,065
	Materials and Supplies (at average cost)	5,156	5,112
	Prepayments	4,027	2,886
	TOTAL CURRENT ASSETS	40,567	34,123

OTHER ASSETS:	Operating Lease Right of Use Asset	4,676	5,209
	Preliminary Survey and Investigation Charges	3,939	5,192
	Regulatory Assets	118,969	118,144
	Restricted Cash	-	5,913
	Non-utility Assets - Net	11,359	11,207
	Other	170	84
	TOTAL OTHER ASSETS	139,113	145,749
	TOTAL ASSETS	$1,029,592	$976,470

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$218,662	$217,451
	Retained Earnings	143,678	128,757
	TOTAL COMMON EQUITY	362,340	346,208
	Preferred Stock	2,084	2,084
	Long-term Debt	266,483	273,244
	TOTAL CAPITALIZATION	630,907	621,536

CURRENT	Current Portion of Long-term Debt	6,806	7,255
LIABILITIES:	Notes Payable	50,000	2,000
	Accounts Payable	17,340	30,443
	Accrued Taxes	12,688	10,138
	Accrued Interest	1,194	2,137
	Unearned Revenues and Advanced Service Fees	1,394	1,255
	Other	3,072	3,620
	TOTAL CURRENT LIABILITIES	92,494	56,848

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	23,546	23,404
	Lease Obligations	4,535	5,042
	Accumulated Deferred Income Taxes	63,347	61,297
	Employee Benefit Plans	32,140	34,426
	Regulatory Liabilities	54,043	60,792
	Other	1,181	1,135
	TOTAL OTHER LIABILITIES	178,792	186,096

CONTRIBUTIONS IN AID OF CONSTRUCTION		127,399	111,990
	TOTAL CAPITALIZATION AND LIABILITIES	$1,029,592	$976,470

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,305	$30,118
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,253	15,595
Provision for Deferred Income Taxes	(11,801)	(10,991)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,356)	(1,789)
Cash Surrender Value of Life Insurance	(97)	(166)
Stock Compensation Expense	1,033	820
Changes in Assets and Liabilities:
Accounts Receivable	(2,459)	(3,659)
Unbilled Revenues	(2,009)	(1,640)
Materials and Supplies	(44)	683
Prepayments	(1,141)	(1,002)
Accounts Payable	(13,103)	1,554
Accrued Taxes	2,550	3,007
Accrued Interest	(943)	(94)
Employee Benefit Plans	1,187	1,234
Unearned Revenue & Advanced Service Fees	139	100
Other Assets and Liabilities	124	3,520

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,638	37,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $1,020 in 2020 and $1,082 in 2020	(61,245)	(70,785)

NET CASH USED IN INVESTING ACTIVITIES	(61,245)	(70,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(28,655)	(6,391)
Proceeds from Issuance of Long-term Debt	21,595	10,319
Net Short-term Bank Borrowings	48,000	16,500
Deferred Debt Issuance Expense	(35)	(41)
Common Stock Issuance Expense	-	(37)
Proceeds from Issuance of Common Stock	885	921
Payment of Common Dividends	(14,294)	(13,418)
Payment of Preferred Dividends	(90)	(90)
Construction Advances and Contributions-Net	10,079	7,420

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,485	15,183
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,122)	(18,312)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,404	46,499
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,282	$28,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,279	$3,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$7,091	$5,834
Interest Capitalized	$1,020	$1,082
Income Taxes	$3,235	$1,783

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2021	2020
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2021 - 17,493; 2020 - 17,473	$218,662	$217,451

Retained Earnings	143,678	128,757
TOTAL COMMON EQUITY	$362,340	$346,208

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2021 - 20; 2020 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2021-2059	$161,828	$187,667
Amortizing Secured Notes, 4.45%-8.05%, due 2021-2040	48,374	30,643
State Revolving Trust Notes, 2.00%-4.22%, due 2022-2038	7,849	8,384
State Revolving Fund Bond, 0.00%, due 2021	-	11
Construction Loans, 0.00%	52,131	50,536
SUBTOTAL LONG-TERM DEBT	270,182	277,241
Add: Premium on Issuance of Long-term Debt	7,371	7,669
Less: Unamortized Debt Expense	(4,264)	(4,411)
Less: Current Portion of Long-term Debt	(6,806)	(7,255)
TOTAL LONG-TERM DEBT	$266,483	$273,244

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended September 30, 2020
Balance at July 1, 2020	17,464	$216,365	$117,008	$333,373
Net Income	-	-	12,737	12,737
Dividend Reinvestment & Common Stock Purchase Plan	5	313	-	313
Restricted Stock Award - Net - Employees	-	188	-	188
Cash Dividends on Common Stock ($0.2563 per share)	-	-	(4,475)	(4,475)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at September 30, 2020	17,469	$216,866	$125,240	$342,106

For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792
Net Income	-	-	30,118	30,118
Dividend Reinvestment & Common Stock Purchase Plan	14	921	-	921
Restricted Stock Award - Net - Employees	17	575	-	575
Restricted Stock Award - Board of Directors	4	245		245
Cash Dividends on Common Stock ($0.7688 per share)	-	-	(13,418)	(13,418)
Cash Dividends on Preferred Stock	-	-	(90)	(90)
Common Stock Expenses	-	-	(37)	(37)
Balance at September 30, 2020	17,469	$216,866	$125,240	$342,106

For the Three Months Ended September 30, 2021
Balance at July 1, 2021	17,490	$218,100	$136,998	$355,098
Net Income	-	-	11,476	11,476
Dividend Reinvestment & Common Stock Purchase Plan	3	289	-	289
Restricted Stock Award - Net - Employees	-	273	-	273
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,766)	(4,766)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at September 30, 2021	17,493	$218,662	$143,678	$362,340

For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	29,305	29,305
Dividend Reinvestment & Common Stock Purchase Plan	11	885	-	885
Restricted Stock Award - Net - Employees	6	81	-	81
Restricted Stock Award - Board of Directors	3	245	-	245
Cash Dividends on Common Stock ($0.8175 per share)	-	-	(14,294)	(14,294)
Cash Dividends on Preferred Stock	-	-	(90)	(90)
Balance at September 30, 2021	17,493	$218,662	$143,678	$362,340

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

The consolidated notes within the 2020 Annual Report on Form 10-K (the 2020 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2021, the results of operations for the three month and nine month periods ended September 30, 2021 and 2020 and cash flows for the nine month periods ended September 30, 2021 and 2020. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2020, has been derived from the Company’s December 31, 2020 audited financial statements included in the 2020 Form 10-K.

Recent Developments

Sale of Subsidiary – On October 27, 2021, the Delaware Public Service Commission (DEPSC) approved a request by Middlesex to sell its entire interest in TESI, which is its regulated Delaware wastewater utility business. In August 2021, Middlesex entered into a definitive agreement with Artesian Wastewater Management, Inc. to sell 100% of the common stock of TESI for $6.4 million. The transaction is expected to be finalized prior to December 31, 2021. The Company will continue to own and operate its regulated water utilities in Delaware as well as its non-regulated operations and maintenance contract business.

Regulatory Notice of Non Compliance - In October 2021, Middlesex issued a notice (Notice) to customers in New Jersey that in September 2021, the level of Perfluorooctanoic Acid (PFOA) in water from its Park Avenue Treatment Plant exceeded a new standard that went into effect in 2021 (New Jersey Standards) promulgated by the New Jersey Department of Environmental Protection (NJDEP). Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. The New Jersey Standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented an enforceable regulation relative to PFOA, the water distributed from the Park Avenue Treatment Plant does meet the USEPA’s current health advisory level of 70 parts per trillion (ppt) and would meet the NJDEP’s prior guidance level of 40 ppt. Construction of a facility to provide an enhanced treatment process at the Park Avenue Treatment Plant to comply with the New Jersey Standards related to poly- and perfluoro-alkyl substances, collectively referred to as PFAS, and which include PFOA, is expected to be completed in mid-2023. The Notice requires the Company to take any action necessary to bring the water into compliance with the MCL of 14 ppt for PFOA by September 7, 2022. The Company is performing hydraulic and other analyses to assess the operational feasibility of complying with the new standard before September 2022, the costs of which may be significant and may or may not be recoverable through the rate making process. While the Company believes it to be unlikely, the issuance of this Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense.

Novel Coronavirus (COVID-19) - In March 2020, the United States declared the COVID-19 pandemic a national emergency, which was extended on February 24, 2021, and remains in effect. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our operations are located, the declared COVID-19 State of Emergency Orders ended in June 2021 and July 2021, respectively.

Index

The New Jersey Board of Public Utilities (NJBPU) and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s business, results of operations, financial condition and liquidity.

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex - In May 2021, Middlesex filed a petition with the NJBPU seeking permission to increase annual base water revenues by approximately $31 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to address aging drinking water infrastructure and a variety of other improvements to help ensure continued resiliency, reliability and overall quality of service since Middlesex’s last base rate increase filing in New Jersey in 2017. We cannot predict with certainty when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

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

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and has refunded customers, with interest, in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater applied the refund credits to individual customer accounts during the second quarter of 2021.

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

Index

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

Note 3 – Capitalization

Common Stock - During the nine months ended September 30, 2021 and 2020, there were 10,641 common shares (approximately $0.9 million) and 14,223 common shares (approximately $0.9 million), respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Long-term Debt - Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant. To the extent possible, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates that are typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) and submit requisitions for cost reimbursements over the life of the construction period. The interest rate on the Company’s current construction loan borrowings is near zero percent. When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The term of the long-term loans currently offered through the NJIB is up to thirty years. Under the Delaware SRF program, borrowers typically enter into a long-term note agreement for a term not to exceed twenty years and submit requisitions for cost reimbursements for up to two years after the agreement is executed.

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

The Company anticipates that these two construction loans will be converted into long-term securitized loans by the NJIB by December 31, 2021.

In October 2021, Tidewater filed an application with the DEPSC seeking approval to borrow up to $5.0 million under the Delaware SRF Program for construction of a one million gallon elevated storage tank. If approved by the DEPSC, Tidewater expects to close on the loan in 2021 and complete the project in 2023.

Index

In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding first mortgage bonds, and issue replacement first mortgage bonds (FMBs) at an overall lower cost of debt. Middlesex expects to complete the redemption and replacement in November 2021 through a private placement loan of $45.5 million with a payment maturity date of November 2051 and an interest rate of 2.90%. Proceeds from the loan will be used to complete the redemption of the Series RR ($22.5 million) and the Series SS ($23.0 million) FMBs.

In March 2021, Tidewater entered into a loan agreement with CoBank, ACB pursuant to which Tidewater borrowed $20.0 million in September 2021 at an interest rate of 3.94% with a payment maturity date of September 2046. Proceeds from the loan were used to reduce the Company’s existing short-term borrowing balances under its lines of credit.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. Completed or pending transactions totaling $59.5 million are detailed as follows:

1)

In November 2020, Middlesex closed on a $40 million private placement loan with a payment maturity date of November 2050 and an interest rate of 2.90% by issuing FMBs designated as Series 2020A. Proceeds from this loan were used to reduce the Company’s existing short-term borrowings under its lines of credit and to fund the 2020 capital program.

2)

In November 2021, Middlesex expects to close on a $19.5 million private placement loan with a payment maturity date of November 2041 and an interest rate of 2.79%. Proceeds from this loan will be used to reduce the Company’s existing short-term borrowings under its bank lines of credit.

In August 2019, Middlesex closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, were used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The proceeds were initially recorded as Restricted Cash on the balance sheet and held in escrow by a bond trustee. Funds were drawn down by requisition for the qualifying projects as costs were incurred with the final requisition made in February 2021.

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

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Bonds	$121,828	$130,665	$147,667	$159,195

For other long-term debt for which there was no quoted market price and there is not an active trading market, it was not practicable to estimate their fair value (for details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes”, “State Revolving Trust Notes”, “State Revolving Fund Bond” and “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $148.4 million and $129.6 million at September 30, 2021 and December 31, 2020, respectively.

Index

Customer advances for construction have carrying amounts of $23.5 million and $23.4 million at September 30, 2021 and 2020, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 4 – Earnings Per Share

Basic earnings per share (EPS) are computed on the basis of the weighted average number of shares outstanding during the period presented. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2021		2020
Basic:	Income	Shares	Income	Shares
Net Income	$11,476	17,491	$12,737	17,466
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$11,446	17,491	$12,707	17,466

Basic EPS	$0.65		$0.73

Diluted:
Earnings Applicable to Common Stock	$11,446	17,491	$12,707	17,466
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$11,463	17,606	$12,724	17,581

Diluted EPS	$0.65		$0.72

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2021		2020
Basic:	Income	Shares	Income	Shares
Net Income	$29,305	17,485	$30,118	17,455
Preferred Dividend	(90)		(90)
Earnings Applicable to Common Stock	$29,215	17,485	$30,028	17,455

Basic EPS	$1.67		$1.72

Diluted:
Earnings Applicable to Common Stock	$29,215	17,485	$30,028	17,455
$7.00 Series Preferred Dividend	50	115	50	115
Adjusted Earnings Applicable to Common Stock	$29,265	17,600	$30,078	17,570

Diluted EPS	$1.66		$1.71

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

Index

wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2021	2020	2021	2020
Revenues:
Regulated	$37,396	$37,041	$100,426	$98,267
Non – Regulated	2,995	3,204	9,657	9,345
Inter-segment Elimination	(517)	(325)	(966)	(647)
Consolidated Revenues	$39,874	$39,920	$109,117	$106,965

Operating Income:
Regulated	$10,654	$12,119	$24,082	$26,598
Non – Regulated	770	1,058	2,791	2,490
Consolidated Operating Income	$11,424	$13,177	$26,873	$29,088

Net Income:
Regulated	$10,924	$11,993	$27,271	$28,364
Non – Regulated	552	744	2,034	1,754
Consolidated Net Income	$11,476	$12,737	$29,305	$30,118

Capital Expenditures:
Regulated	$14,743	$25,266	$61,097	$70,398
Non – Regulated	2	101	148	387
Total Capital Expenditures	$14,745	$25,367	$61,245	$70,785

	As of	As of
	September 30, 2021	December 31, 2020
Assets:
Regulated	$1,037,503	$998,932
Non – Regulated	7,592	8,289
Inter-segment Elimination	(15,503)	(30,751)
Consolidated Assets	$1,029,592	$976,470

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $110.0 million.

	(Millions)
	As of September 30, 2021				Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$3.0	$27.0	$30.0	Uncommitted	January 27, 2022
PNC Bank	47.0	21.0	68.0	Committed	January 31, 2023
CoBank	-	12.0	12.0	Committed	November 30, 2023
	$50.0	$60.0	$110.0

Index

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

The weighted average interest rate on the outstanding borrowings at September 30, 2021 under these credit lines is 1.01%.

The weighted average daily amounts of borrowings outstanding under the Company’s lines of credit and the weighted average interest rates on those amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Daily Amounts Outstanding	$40,543	$35,576	$22,841	$31,372
Weighted Average Interest Rates	1.13%	1.24%	1.14%	1.63%

The $50.0 million of loans under the lines of credit outstanding as of September 30, 2021 mature in October 2021 and November 2021, and, if needed, were or will be renewed and rolled over by the Company.

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

Middlesex has an agreement with a non-affiliated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15.0 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Treated	$889	$933	$2,641	$2,657
Untreated	841	878	2,483	2,530
Total Costs	$1,730	$1,811	$5,124	$5,187

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

Index

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2021 and 2020, respectively and $0.6 million for each of the nine months ended September 30, 2021 and 2020, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions) As of
	September 30, 2021	December 31, 2020
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(2.6)	(2.1)
Current ROU Asset	$4.7	$5.2

The Company’s future minimum operating lease commitments as of September 30, 2021 are as follows:

(In Millions) September 30, 2021
2021	$0.2
2022	0.8
2023	0.8
2024	0.8
2025	0.8
Thereafter	3.6
Total Lease Payments	$7.0
Imputed Interest	(1.7)
Present Value of Lease Payments	5.3
Less Current Portion*	(0.8)
Non-Current Lease Liability	$4.5

*Included in Other Current Liabilities

Index

Construction - Forecasted spending for our construction program in 2021 has been reduced to $77 million due to schedule coordination with contractors and municipalities. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $38 million in the future. The timing and amount of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain projects.

Contingencies - Based on our operations in the regulated water and wastewater industries, in the normal course of business, the Company is involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties relative to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of any current or future loss contingencies.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s defined benefit pension plan (Pension Plan) participants include all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution to the participants’ accounts in an amount at the discretion of the Company. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three- and nine-month periods ended September 30, 2021 and 2020, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $3.4 million over the remainder of the current calendar year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes supplemental healthcare benefits above amounts paid by Medicare and, life insurance. For the three-month and nine-month periods ended September 30, 2021, the Company did not make Other Benefits Plan cash contributions. For the three month period ended September 30, 2020, the Company did not make Other Benefits Plan cash contributions. For nine month period ended September 30, 2020, the Company made Other Benefits Plan cash contributions of $0.3 million. The Company expects to make additional Other Benefits Plan cash contributions of $0.8 million over the remainder of the current calendar year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2021	2020	2021	2020

Service Cost	$674	$609	$229	$248
Interest Cost	677	775	309	425
Expected Return on Assets	(1,556)	(1,409)	(786)	(721)
Amortization of Unrecognized Losses	717	515	132	338
Net Periodic Benefit Cost (Benefit)*	$512	$490	$(116)	$290

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2021	2020	2021	2020

Service Cost	$2,022	$1,826	$687	$745
Interest Cost	2,030	2,324	927	1,274
Expected Return on Assets	(4,669)	(4,226)	(2,357)	(2,163)
Amortization of Unrecognized Losses	2,151	1,544	396	1,014
Net Periodic Benefit Cost (Benefit)*	$1,534	$1,468	$(347)	$870

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

The Company’s operating revenues are comprised of the following:

Index

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Regulated Tariff Sales
Residential	$22,517	$22,340	$59,711	$58,475
Commercial	4,903	4,660	12,587	11,678
Industrial	2,538	2,629	6,858	6,885
Fire Protection	3,171	3,129	9,436	9,235
Wholesale	3,822	4,028	11,079	11,553
Non-Regulated Contract Operations	2,888	3,100	9,336	9,034
Total Revenue from Contracts with Customers	$39,839	$39,886	$109,007	$106,860
Other Regulated Revenues	445	255	755	441
Other Non-Regulated Revenues	107	104	321	311
Inter-segment Elimination	(517)	(325)	(966)	(647)
Total Revenue	$39,874	$39,920	$109,117	$106,965

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of September 30, 2021, the Company’s income tax reserve provision and interest expense liability are $0.5 million and $0.2 million, respectively.

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

Index

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 55,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services customers in Delaware and Maryland through various operations and maintenance contracts.

Our Tidewater Environmental Services, Inc. (TESI) subsidiary provides wastewater services to approximately 4,000 retail customers in Sussex County, Delaware.

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

Index

Recent Developments

Middlesex Base Water Rate Increase Request - In May 2021, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase annual base water revenues by approximately $31 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to address aging drinking water infrastructure and a variety of other improvements to help ensure continued resiliency, reliability and overall quality of service since Middlesex’s last base rate increase filing in New Jersey in 2017. We cannot predict with certainty when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

Sale of Subsidiary – On October 27, 2021, the Delaware Public Service Commission (DEPSC) approved a request by Middlesex to sell its entire interest in TESI, which is its regulated Delaware wastewater utility business. In August 2021, Middlesex entered into a definitive agreement with Artesian Wastewater Management, Inc. to sell 100% of the common stock of TESI for $6.4 million. The transaction is expected to be finalized prior to December 31, 2021. The Company will continue to own and operate its regulated water utilities in Delaware as well as its non-regulated operations and maintenance contract business.

Middlesex Financing - In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding first mortgage bonds (FMBs), and issue replacement FMBs at an overall lower cost of debt. Middlesex expects to complete the redemption and replacement in November 2021 through a private placement loan of $45.5 million with a payment maturity date of November 2051 and an interest rate of 2.90%. Proceeds from the loan will be used to complete the redemption of the Series RR ($22.5 million) and Series SS ($23.0 million) FMBs redeem $23.0 million Series SS FMBs.

In November 2021, Middlesex expects to close on a $19.5 million private placement loan with a payment maturity date of November 2041 and an interest rate of 2.79%. Proceeds from this loan will be used to reduce the Company’s existing short-term borrowings under its bank lines of credit.

Tidewater Financing - In March 2021, Tidewater entered into a loan agreement with CoBank, ACB pursuant to which Tidewater borrowed $20.0 million in September 2021 at an interest rate of 3.94% with a payment maturity date of September 2046. Proceeds from the loan were used to reduce the Company’s existing short-term borrowings under its lines of credit.

In October 2021, Tidewater filed an application with the DEPSC seeking approval to borrow up to $5.0 million under the Delaware State Revolving Fund Program for construction of a one million gallon elevated storage tank. If approved by the DEPSC, Tidewater expects to close on the loan in 2021 and complete the project in 2023.

Regulatory Notice of Non Compliance - In October 2021, Middlesex issued a notice (Notice) to customers in New Jersey that in September 2021, the level of Perfluorooctanoic Acid (PFOA) in water from its Park Avenue Treatment Plant exceeded a new standard that went into effect in 2021 (New Jersey Standards) promulgated by the New Jersey Department of Environmental Protection (NJDEP). Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. The New Jersey Standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented an enforceable regulation relative to PFOA, the water distributed from the Park Avenue Treatment Plant does meet the USEPA’s current health advisory level of 70 parts per trillion (ppt) and would meet the NJDEP’s prior guidance level of 40 ppt. Construction of a facility to provide an enhanced treatment process at the Park Avenue Treatment Plant to comply with the New Jersey Standards related to poly- and perfluoro-alkyl substances, collectively referred to as PFAS, and which include PFOA, is expected to be completed in mid-2023. The Notice requires the Company to take any action necessary to bring the water into compliance with the MCL of 14 ppt for PFOA by September 7, 2022. The Company is performing hydraulic and other analyses to assess the operational feasibility of complying with the new standard before September 2022, the costs of which may be significant and may or may not be recoverable through the rate making process. While the Company believes it to be unlikely, the issuance of this Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense.

Index

Common Stock Purchase Discount - On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. The discount applies to all common stock purchases made under the Middlesex Water Company Investment Plan, whether by optional cash payment or by dividend reinvestment.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure, as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. Forecasted spending for our construction program in 2021 has been reduced to $77 million due to schedule coordination with contractors and municipalities for projects that include, but are not limited to:

•

Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest water treatment plant in Edison, New Jersey to mitigate the formation of disinfection by-products that can develop during the water treatment process, as well as other improvements;

•

Construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield in South Plainfield, New Jersey to comply with new state water quality regulations relative to PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;

•

Renovations and related construction at our 37-year old Middlesex Operations facility in New Jersey, including more efficient work space to meet the evolved needs of the business, enhancements to information technology infrastructure, improved energy efficiency and regulatory requirements; AND

•

Replacement of approximately four miles of water mains including service lines, valves, fire hydrants and meters in Metuchen, New Jersey.

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

COVID-19 - In March 2020, the United States declared the COVID-19 pandemic a national emergency, which was extended on February 24, 2021, and remains in effect. While the Company’s operations and capital construction program have not been disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey and Delaware, where our operations are located, the declared COVID-19 State of Emergency Orders ended in June 2021 and July 2021, respectively.

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

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are discussed in the Results of Operations section below. Weather pattern changes, which can result in lower customer demand for water, may occur in the future. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests (see discussion of the 2021 Middlesex base water rate increase request above under “Recent Developments”).

A non-controllable factor that may affect our outlook in the future is the pace at which remediation of the COVID-19 pandemic continues to occur, and the related impact on the regional and national economic recoveries. In

Index

addition, a continued New Jersey moratorium on customer service terminations effectively ends December 31, 2021. For further discussion of the impact of COVID-19 on the Company, see Recent Developments, COVID-19 above.

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

Results of Operations – Three Months Ended September 30, 2021

	(In Thousands)
	Three Months Ended September 30,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$36,986	$2,888	$39,874	$36,820	$3,100	$39,920
Operations and maintenance expenses	16,952	1,998	18,950	16,027	1,922	17,949
Depreciation expense	5,445	59	5,504	4,668	53	4,721
Other taxes	3,935	61	3,996	4,006	67	4,073
Operating income	10,654	770	11,424	12,119	1,058	13,177

Other income, net	1,043	45	1,088	1,361	36	1,397
Interest expense	2,101	-	2,101	1,901	5	1,906
Income taxes	(1,328)	263	(1,065)	(414)	345	(69)
Net income	$10,924	$552	$11,476	$11,993	$744	$12,737

Operating Revenues

Operating revenues for the three months ended September 30, 2021 were down slightly compared to the same period in 2020 due to the following factors:

•

Middlesex System revenues were lower by $0.5 million due to decreased weather-related demand from general meter service and wholesale customers;

•

Tidewater System revenues increased $0.8 million due primarily to additional customers;

Index

•

Non-regulated revenues decreased $0.2 million primarily due to lower contract revenues at our White Marsh subsidiary; and

•

All other revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2021 increased $1.0 million from the same period in 2020 due to the following factors:

•

Labor costs increased $0.4 million due to wage increases and decreased allocation of labor to capital work;

•

Variable production costs increased $0.1 million due to higher treatment costs from weather-impacted changes in raw water quality;

•

Increased business insurance premiums resulted in $0.1 million of additional costs;

•

Outside services and consultant costs increased $0.1 million due to higher regulatory and corporate activity, including compliance with America’s Water Infrastructure Act of 2018 (AWIA); and

•

All other operation and maintenance expense categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended September 30, 2021 increased $0.8 million from the same period in 2020 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2021 decreased $0.1 million from the same period in 2020 primarily due to lower revenue related taxes on decreased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2021 decreased $0.3 million from the same period in 2020 due to lower Allowance for Funds Used During Construction (AFUDC) on a lower average level of capital construction projects in progress, offset by lower actuarially-determined retirement benefit plans non-service expense.

Interest Charges

Interest charges for the three months ended September 30, 2021 increased $0.2 million from the same period in 2020 due to higher average short-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates.

Income Taxes

The benefit from income taxes for the three months ended September 30, 2021 increased by $1.0 million from the same period in 2020, primarily due to lower pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2021 decreased $1.3 million as compared with the same period in 2020. Basic earnings per share were $0.65 and $0.73 for the three months ended September 30, 2021 and 2020, respectively. Diluted earnings per share were $0.65 and $0.72 for the three months ended September 30, 2021 and 2020, respectively.

Index

Results of Operations – Nine Months Ended September 30, 2021

	(In Thousands)
	Nine Months Ended September 30,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$99,781	$9,336	$109,117	$97,931	$9,034	$106,965
Operations and maintenance expenses	49,077	6,188	55,265	46,567	6,194	52,761
Depreciation expense	15,354	169	15,523	13,646	152	13,798
Other taxes	11,268	188	11,456	11,120	198	11,318
Operating income	24,082	2,791	26,873	26,598	2,490	29,088

Other income, net	4,512	172	4,684	3,941	94	4,035
Interest expense	5,910	-	5,910	5,510	11	5,521
Income taxes	(4,587)	929	(3,658)	(3,335)	819	(2,516)
Net income	$27,271	$2,034	$29,305	$28,364	$1,754	$30,118

Operating Revenues

Operating revenues for the nine months ended September 30, 2021 increased $2.2 million from the same period in 2020 due to the following factors:

•

Middlesex System revenues remained consistent due to an increase in the Purchased Water Adjustment Clause tariff rate effective April 4, 2021 (see Note 2, Rate and Regulatory Matters, Middlesex) offset by lower demand from wholesale customers;

•

Tidewater System revenues increased $1.9 million due to additional customers and higher consumption, partially offset by $1.0 million due to the Distribution System Improvement Charge revenue refund (for further information, see Note 2, Rate and Regulatory Matters, Tidewater); and

•

Non-regulated revenues increased $0.3 million due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2021 increased $2.5 million from the same period in 2020 due to the following factors:

•

Higher weather-related water main break activity in our Middlesex system during the winter months resulted in $0.6 million of additional non-labor costs;

•

Labor costs increased $0.8 million due to wage increases and lower allocation of labor to capital work;

•

Increased business insurance premiums resulted in $0.2 million of additional costs;

•

Outside services and consultant costs increased $0.2 million due to higher regulatory and corporate activity, including compliance with AWIA;

•

Transportation expenses increased $0.1 million due to higher fuel prices;

•

Grounds maintenance costs rose by $0.1 million due to increased pipeline easement and right-of-way clearing;

•

Information technology costs increased $0.1 million due to greater software licensing fees; and

•

All other operation and maintenance expense categories increased $0.4 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2021 increased $1.7 million from the same period in 2020 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the nine months ended September 30, 2021 increased $0.1 million from the same period in 2020 primarily due to higher payroll taxes on increased labor costs.

Other Income, net

Other Income, net for the nine months ended September 30, 2021 increased $0.6 million from the same period in 2020 primarily due to lower actuarially-determined retirement benefit plans non-service expense offset by lower AFUDC on a lower average level of capital construction projects in progress.

Interest Charges

Interest charges for the nine months ended September 30, 2021 increased $0.4 million from the same period in 2020 due to higher long-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates on short term borrowings year-over-year.

Income Taxes

The benefit from income taxes for the nine months ended September 30, 2021 increased by $1.1 million from the same period in 2020 primarily due to lower pre-tax income.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2021 decreased $0.8 million as compared with the same period in 2020. Basic earnings per share were $1.67 and $1.72 for the nine months ended September30, 2021 and 2020, respectively. Diluted earnings per share were $1.66 and $1.71 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2021, cash flows from operating activities decreased $18.7 million to $18.6 million. The decrease in cash flows from operating activities primarily resulted from the timing of payments to vendors and increased income tax and interest payments.

Investing Cash Flows

For the nine months ended September 30, 2021, cash flows used in investing activities decreased $9.5 million to $61.2 million. The decrease in cash flows used in investing activities resulted from decreased utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2021, cash flows from financing activities increased $22.3 million to $37.5 million. The increase in cash flows provided by financing activities is due to an increase in short-term and long-term borrowings and higher net construction advances and contributions offset by higher repayment of long-term debt.

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

Forecasted spending for our construction program in 2021 has been reduced to $77 million due to schedule coordination with contractors and municipalities. Through September 30, 2021, we have expended $61 million and expect to incur approximately $16 million for capital projects for the remainder of 2021.

We currently project that we may expend between $175 million to $200 million for capital projects in 2022 and 2023. The actual amount and timing of capital expenditures is dependent on final approval of the 2022 and 2023 Capital Budgets by the Company’s Board of Directors, project scheduling and refinement of engineering estimates for certain capital projects.

To pay for our capital program for the remainder of 2021, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $110 million of lines of credit established with three financial institutions. As of September 30, 2021, there was $60.0 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);

•

Proceeds from the sale and issuance of FMBs in a private placement offering; and

•

Proceeds from the Investment Plan.

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

Item 3.Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2021 to 2059. Over the next twelve months, approximately $6.8 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Index

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

Date: October 29, 2021