Form 10-K
period 2021-12-31
MIDDLESEX WATER CO
filed 2022-02-25
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

Commission File Number 0-422

MIDDLESEX WATER COMPANY

(Exact name of registrant as specified in its charter)

New Jersey	22-1114430
(State of Incorporation)	(IRS employer identification no.)

485C Route 1 South, Suite 400, IselinNew Jersey 08830

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

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021 was $1,392,996,885 based on the closing market price of $81.73 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 25, 2022:

Common Stock, No par Value 17,535,572 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2022, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2021 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

-

timely availability of materials and supplies for operations and for critical infrastructure projects;

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

The terms “the Company,” “we,” “our,” and “us” refer to Middlesex Water Company and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater’s wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh). The Company’s other subsidiaries are Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA) and Utility Service Affiliates (Perth Amboy) Inc., (USA-PA).

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

Middlesex System

Located in New Jersey, the Middlesex System provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County and under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 59% of our 2021 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as Bayview, and is not physically interconnected with the Middlesex System. Bayview produced less than 0.1% of our 2021 consolidated operating revenues.

Index

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 55,000 retail customers for residential, commercial and fire protection purposes in over 450 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 29% of our 2021 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. There are approximately 12,000 customers comprised of residential, commercial and industrial connections, most of which are served by both the water and wastewater systems. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 5% of our 2021 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2021 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2021 consolidated operating revenues.

USA

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in June 2022. USA expects to participate in the public proposal process for a new ten-year contract. There are approximately 6,400 retail customers in Avalon, most of which are served by both the water system and wastewater collection system. In addition to performing day-to-day service operations, USA is responsible for billing, collections, customer service, emergency responses and management of capital projects funded by Avalon.

USA operates the Borough of Highland Park, New Jersey’s (Highland Park) water utility and sewer utility under a ten-year operations and maintenance contract expiring in 2030. There are approximately 3,300 mostly retail customers in Highland Park. The contract commenced July 1, 2020.

USA also provides water and wastewater services to several other New Jersey municipalities under contracts that are not regulated by a public utility commission as to rates and service.

Under a marketing agreement with HomeServe USA Corp. (HomeServe) expiring in 2031, USA offers residential customers in New Jersey and Delaware various water and wastewater related home maintenance programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts.

USA produced approximately 3% of our 2021 consolidated operating revenues.

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 4,500 service connections under 35 separate contracts. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 1% of our 2021 consolidated operating revenues.

Index

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2021	2020	2019

Operating Revenues	$143,141	$141,592	$134,598

Operating Income	$33,211	$37,420	$35,520

Net Income	$36,543	$38,425	$33,888

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2021	2020	2019

Residential	54.3%	54.2%	53.1%
Commercial	11.7	10.9	11.3
Industrial	6.3	6.7	7.0
Fire Protection	8.8	8.8	9.1
Contract Sales	10.2	10.7	10.6
Contract Operations	8.6	8.6	8.7
Other	0.1	0.1	0.2
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System produced approximately 14.0 billion gallons in 2021 from:

•

The Carl J. Olsen Surface Water Treatment Plant (CJO Plant)-10.4 billion gallons;

•

Twenty-seven Company-owned wells (ground water)-2.3 billion gallons, and;

•

The balance purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2026. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases.

As more fully described under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, Regulatory Notice of Non-Compliance, Middlesex ceased pumping from its Company-owned wells in South Plainfield, New Jersey in December 2021. It is intended, but not guaranteed, that these wells will remain out of service until the construction of some, or all, of a facility to provide an enhanced treatment process to comply with new State of New Jersey water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS. The entire facility is expected to be completed and in-service by mid-2023. Until that date, additional surface water production from the CJO Plant and additional treated water purchases from a non-affiliated water utility are intended to replace the ground water source production.

Index

The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated by the New Jersey Water Supply Authority (NJWSA). Middlesex is under contract with the NJWSA, which expires November 30, 2023, and provides for average purchases of 27.0 mgd of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to, and treated at, the CJO Plant.

Water supply to Bayview customers is derived from two wells, which produced approximately 6.0 million gallons in 2021.

Tidewater System

Our Tidewater System produced approximately 2.7 billion gallons in 2021, primarily from 180 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 450 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 129.0 million gallons in 2021. The aggregate pumping capacity of the four wells is 2.2 mgd.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 96.0 million gallons in 2021.

Human Capital Management

The Company strives to attract and retain employees by offering competitive compensation packages along with career development and training opportunities in a safe, supportive and inclusive work environment. Our mission, our business philosophy and the manner in which we deliver value for our customers, our shareholders and our employees is inherent in what we, as an enterprise, believe to be our core values of Respect, Integrity, Growth, Honesty and Teamwork. Our employees’ success is a key element of the Company’s success.

Workforce

As of December 31, 2021, the Company had 347 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive.

Index

Employee Compensation and Benefits

We offer comprehensive competitive employee compensation and benefit programs consistent with employee positions, skill levels, experience, knowledge and geographic location. These programs are independently evaluated by a nationally recognized consulting firm to gauge effectiveness and are benchmarked against industry peers and the overall markets in which we operate our businesses. Compensation increases and incentive compensation are based on merit, which is communicated to employees and well documented in our bi-annual performance evaluation process. Benefits include a variety of programs to enhance employee overall physical, mental and financial health and well-being, including healthcare insurance, employer funded retirement savings plans, life insurance, disability insurance, accident insurance, tuition reimbursement, flu shots, wellness newsletters and webinars, flexible hybrid office and remote work capabilities, incentive programs for achieving fitness milestones, financial counseling, elder care assistance, substance abuse support and more.

Safety

The Company has implemented safety programs and management practices designed to promote a culture of safety to protect its employees. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees. All employees have been empowered to report, and immediately stop, work which, in their opinion, is unsafe or is not consistent with our safety policies and procedures. They can take this action without fear of reprisal.

In response to the ongoing Coronavirus (COVID-19) pandemic, the Company continues to implement changes it determines are in the best interest of our employees and customers, as well required to comply with government emergency orders and regulations. While the nature of our utility services business requires portions of our workforce to operate in the field and at treatment facilities, we employ and maintain a variety of processes to help ensure the safety of those employees and the public in light of the ongoing pandemic. For further discussion of the impact of the COVID-19 pandemic on the Company, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, Coronavirus (COVID-19).

Employee Development and Training

The Company employs various training and other educational programs and has developed company-wide and project-specific training and educational programs, including tuition assistance for full-time employees enrolled in pre-approved undergraduate or graduate courses or professional licensing courses. All employees receive training to identify and report operational and financial risks, as well as risks to Company brand and reputation, which fosters a personal culture of accountability and reinforces our commitment to a safe and sustainable workplace. All employees receive cybersecurity training and other education regarding their use of sensitive data. Our Executive Management team and our Board of Directors continually assess succession plans, leadership development and policies and strategies regarding recruitment, retention, career development, diversity, equity and inclusion. Formalized succession planning strategies have been developed for key leadership positions.

Diversity, Equity & Inclusion (DEI)

The Company is committed to DEI based upon our belief that embracing DEI benefits all stakeholders by maintaining a workforce with a variety of skills and perspectives as a result of their diverse backgrounds and experiences. Specific DEI initiatives are in progress to further enhance a culture consistent with our Company values.

The Company is focused on recruitment and/or development of both external and internal candidates so that all prospective and current employees are provided an opportunity to advance their careers. The Company solicited our employees’ perceptions of the Company’s focus on DEI with a comprehensive survey, followed by numerous meetings of groups of employees to discuss the results of the survey and to further engage our employees on matters of DEI. We expect to continue to monitor the results of our DEI efforts and continually explore opportunities to further engage our employees to ensure our actions are, in-fact, fully consistent with our stated Company core values.

Index

Competition

Our business in our franchised service areas is substantially free from direct competition for growth with other public utilities, municipalities and other entities. However, our ability to provide contract wholesale water supply and operations and maintenance services that are not under the jurisdiction of a state public utility commission is subject to competition from other public utilities, municipalities and other entities. Although Tidewater has been granted exclusive franchises for its existing community water systems, the ability to expand service areas can be affected by the Delaware Public Service Commission (DEPSC) awarding franchises to other regulated water utilities with whom we compete for such franchises and for projects.

Regulation

Our rates charged to customers for utility services, the quality of the services we provide and certain other matters are regulated by the NJBPU and DEPSC (collectively, the Utility Commissions).

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

We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):

•

United States Environmental Protection Agency (USEPA);

•

New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey; and

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

In determining our regulated utility rates, the respective Utility Commissions consider the revenue, expenses and utility infrastructure used and useful in providing service to the public. Rate determinations by the respective Utility Commissions do not guarantee achievement to us of specific rates of return for our regulated utility operations. Thus, we may not achieve the rates of return authorized by the Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase is being implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

Index

In March 2021, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility. The new PWAC rate became effective April 4, 2021.

In March 2020, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

Tidewater Rate Matters

Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which was expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and has refunded customers, with interest, primarily in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater applied the refund credits to individual customer accounts during the second quarter of 2021.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017, resulting in a 3.35% rate decrease for certain customer classes.

Pinelands Rate Matters

Effective November 4, 2019, Pinelands received approval from the NJBPU to increase base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments and increased operations and maintenance costs.

Southern Shores Rate Matters

Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024. In the event there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or, 3%. This agreement expires on December 31, 2029.

Future Rate Filings

Management monitors the need for rate relief for our regulated entities on an ongoing basis. When capital improvements and/or increases in operation, maintenance or other costs indicate a need for rate relief, base rate increase requests are filed with the respective Utility Commissions.

Regulatory Service Matters

Twin Lakes Utilities, Inc. (Twin Lakes) provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. A final decision by the Pennsylvania Court is not expected before June 2022. The final adjudication of this matter cannot be predicted at this time.

Index

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

COVID-19 Pandemic

The NJBPU and the DEPSC have allowed for potential future recovery in customer rates of incremental costs related to COVID-19. The Company has not deferred any COVID-19 related incremental costs. Neither jurisdiction has yet to establish a timeline or definitive formal procedures for seeking cost recovery (for further discussion of the impact of COVID-19 on the Company, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Coronavirus (COVID-19)).

Water and Wastewater Quality and Environmental Regulations

Government environmental regulatory agencies regulate our operations in New Jersey and Delaware with respect to water supply, treatment and distribution systems and the quality of the water. They also regulate our operations with respect to wastewater collection, treatment and disposal.

Regulations relating to water quality require us to perform tests to ensure our water meets state and federal quality requirements. In addition, government environmental regulatory agencies continuously review current regulations governing the limits of certain organic compounds found in the water as byproducts of the treatment process. We participate in industry-related research to identify technologies that may reduce the level of organic, inorganic and synthetic compounds found in water. The cost to water utilities to comply with any proposed water quality standards depends in part on the limits set in the regulations and on the method selected to treat the water to the required standards. We regularly test our water to determine compliance with government environmental regulatory agencies’ water quality standards.

In September 2021, the NJDEP issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. The Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the USEPA has not yet implemented an enforceable regulation relative to PFOA, the water distributed from the Park Avenue Well Field Treatment Plant does meet the USEPA’s current health advisory level of 70 parts per trillion (ppt) and would meet the NJDEP’s pre-2021 standard guidance level, which was not a regulation, of 40 ppt. Construction of an enhanced treatment process at the Park Avenue Well Field Treatment Plant to comply with the new NJDEP standard had already begun when the Notice was issued by the NJDEP. Included in the project are enhancements to corrosion control. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Well Field Treatment Plant was taken off-line and alternate sources of supply have been obtained. The Company is in the process of implementing an acceleration of a portion of the Park Avenue Wellfield treatment upgrades in order to meet anticipated increases in the historical higher water demand periods during the summer months and intended to result in compliance with the requirements of the Notice.

Index

In addition to the pending enhanced groundwater treatment process for PFOA, we treat the groundwater supplies in our Middlesex System with chlorination for primary disinfection purposes and use air stripping for removal of volatile organic compounds.

Surface water treatment in our Middlesex System is by conventional treatment; coagulation, sedimentation and filtration. The treatment process includes pH adjustment, ozone and chlorination for disinfection, and corrosion control for the distribution system.

Treatment of groundwater in our Tidewater System is by chlorination for disinfection purposes and, in some cases, pH adjustment and filtration for nitrate and iron removal and granular activated carbon filtration for organics removal. Chloramination is used for final disinfection at Southern Shores.

Treatment of groundwater in the Pinelands Water and Bayview Systems (primary disinfection only) is performed at individual well sites.

Treatment of wastewater in the Pinelands Wastewater System includes the use of rotating biological contactors.

The NJDEP and DEDPH monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other applicable regulations include the Federal Lead and Copper Rule, the Federal Surface Water Treatment Rule and the Federal Total Coliform Rule and regulations for maximum contaminant levels established for various volatile organic compounds.

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

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	63	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	63	Senior Vice President, Treasurer and Chief Financial Officer
G. Christian Andreasen, Jr.	62	Vice President-Enterprise Engineering
Robert K. Fullagar	54	Vice President-Operations
Lorrie B. Ginegaw	46	Vice President-Human Resources
Jay L. Kooper	49	Vice President-General Counsel and Secretary
Georgia M. Simpson	48	Vice President-Information Technology
Bernadette M. Sohler	61	Vice President-Corporate Affairs

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

Index

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was named Vice President and Chief Financial Officer in 1996 and Treasurer in 2014. On January 1, 2019, Mr. O’Connor was appointed Senior Vice President of Middlesex and President of Tidewater and White Marsh. Mr. O’Connor is also the principal financial officer and a Director of all Middlesex subsidiaries.

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

Our sources of water or water in our distribution systems may become contaminated by naturally-occurring or man-made compounds or other events. In the event that any portion of our water supply sources or water distribution systems is contaminated, we may need to interrupt service to our customers until we are able to remediate the contamination or substitute the flow of water from an uncontaminated water source through existing interconnections with other water purveyors or through our transmission and distribution systems, where possible. We may also incur significant costs in treating any contaminated water, or remediating the effects on our treatment and distribution systems, through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water supply in a cost-effective manner, may reduce our revenues or increase our expenses and make us less profitable.

We may be unable to recover costs associated with treating water supplies through rates or, recovery of these costs may not occur in a timely manner. In addition, we could be subject to claims for damages arising from government enforcement actions or legal actions arising out of interruption of service or perceived human exposure to hazardous substances in our drinking water and water supplies. Such costs could adversely affect our financial results.

Contamination of the water supply or the water service provided to our customers could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation, which are inherently subject to uncertainties and are potentially subject to unfavorable regulatory and/or legal actions. Negative impacts to our profitability and/or our reputation may occur even if we are not responsible for the contamination or the consequences arising out of human exposure to contamination or hazardous substances in the water supplies. Pending or future claims against us could have a material adverse impact on our financial condition, results of operations and cash flows.

The necessity for ongoing physical and technological security has resulted, and may continue to result, in increased operating costs.

Because of physical and technological threats to the health and security of the United States of America, we employ procedures to review and modify security measures. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. We have incurred, and will continue to incur, costs for security measures in efforts to protect against such risks.

Climate variability may cause weather volatility in the future, which may impact water usage and related revenue or, may require additional expenditures to reduce risk associated with any increasing storm, flood, drought or other weather occurrences.

Increased climate variability may cause increased precipitation and flooding, increased frequency and severity of storms and other weather events, potential degradation of water quality, decreases in available water supply, changes in water usage patterns and disruptions in service. Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity. Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the NJBPU or the DEPSC would authorize recovery of such costs, in whole or in part.

Index

Regulatory Risks

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without petitioning the appropriate Utility Commissions. If these agencies modify, delay or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs without degrading service quality.

The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first petitioning the NJBPU and navigating a lengthy administrative process. Similarly, the DEPSC regulates our public utility companies in Delaware. We cannot provide assurance as to when we will request approval for any such matter, nor can we predict whether these Utility Commissions will approve, deny or reduce the amount of such requests.

Certain costs are not completely within our control. The failure to obtain any rate increase would prevent us from increasing our revenues and, unless we are able to reduce costs without degrading service quality, would result in reduced earnings.

We are subject to environmental laws and regulations, including water quality and wastewater effluent quality regulations, as well as other state and local regulations. Compliance with those laws and regulations requires us to incur costs and we are subject to fines or other sanctions for non-compliance.

Government environmental regulatory agencies regulate our operations in New Jersey and Delaware with respect to water supply, treatment and distribution systems and the quality of water. Government environmental regulatory agencies also regulate our operations in New Jersey and Delaware with respect to wastewater collection, treatment and disposal.

Government environmental regulatory agencies’ regulations relating to water quality require us to perform expanded types of testing to ensure our water meets state and federal water quality requirements. We are subject to USEPA regulations under the Federal Safe Drinking Water Act and under the Federal Clean Water Act regarding wastewater services. Regulations under the Safe Drinking Water Act include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar NJDEP regulations for our New Jersey water systems. The NJDEP and DEDPH a monitor our activities and review the results of water quality tests we perform for adherence to applicable regulations. In addition, Government Environmental Regulatory Agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

We are also subject to regulations related to fire protection services in New Jersey and Delaware. In New Jersey there is no state-wide fire protection regulatory agency. However, New Jersey regulations exist as to the size of piping required regarding the provision of fire protection services. In Delaware, fire protection is regulated statewide by the Office of State Fire Marshal.

The cost of compliance with the water and wastewater effluent quality standards depends in part on the limits set in the regulations and on the methods selected to comply with these standards. If new or more restrictive standards are imposed, the cost of compliance could increase and therefore, have an adverse impact on our revenues and results of operations if we cannot recover those costs through the rates we charge our customers. The cost of compliance with fire protection requirements could also increase and make us less profitable if we cannot recover those costs through our rates charged to our customers.

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

We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $229 million for capital projects through 2024. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise capital for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny our petition to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

We face competition from other utilities and service providers which might hinder our growth opportunities and mitigate our future profitability.

We face risks of competition from other utilities or other entities authorized by federal, state or local agencies to expand rate-regulated or contracted utility services. Once a state utility regulator grants a franchise to a public utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is often competitive, particularly in Delaware, where new franchises may be awarded to utilities based upon competitive negotiation. Competing entities have challenged, and may challenge in the future, our applications for new franchises. Also, third parties entering into agreements to operate municipal utility systems may adversely affect the management of our long-term agreements to supply water or wastewater services on a contract basis to those municipalities, which could adversely affect our financial results.

We have short-term and long-term contractual obligations for water, wastewater and storm water system operation and maintenance under which we may incur costs in excess of payments received.

USA-PA and USA operate and maintain water and wastewater systems for three New Jersey municipalities under 10-year contracts expiring in 2022, 2028 and 2030, respectively. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

Capital market conditions and key assumptions may adversely impact the value of our postretirement benefit plan assets and liabilities.

Market factors can adversely affect the rate of return on assets held in trusts to satisfy our future postretirement benefit obligations, as well negatively affect interest rates, which impacts the discount rates used in the determination of our postretirement benefit actuarial valuations. In addition, changes in demographics, such as increases in life expectancy assumptions, can increase future postretirement benefit obligations. Any negative impact to these factors, either individually or a combination thereof, may have a material adverse effect on our financial condition and results of operations.

An element of our growth strategy is the acquisition of water and wastewater assets, operations, contracts or companies. Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and/or operation of water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities that meet our risk/reward profile and reaching mutually agreeable terms with acquisition candidates or contract parties. Further, acquisitions may result in dilution in the value of our equity securities, incurrence of debt and contingent liabilities and fluctuations in financial results. In addition, the assets, operations, contracts or companies we acquire may not achieve the revenues and profitability projected.

Index

Our ability to achieve organic customer growth in our market area is dependent on the residential building market. New housing starts are one element that impacts our rate of growth and therefore, may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water and wastewater operations as a result of anticipated construction and sale of new housing units. If housing starts decline, or do not increase as we have projected as a result of economic conditions or otherwise, the timing and extent of our organic revenue growth may not meet our expectations, our deferred project costs may not produce revenue-generating projects in the timeframes anticipated and our financial results could be negatively impacted.

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

Demand for our water during the warmer months is generally greater than during colder months due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems and other outdoor water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

General economic conditions may materially and adversely affect our financial condition and results of operations.

Adverse economic conditions could negatively impact our customers’ water usage demands, particularly the level of water usage demand by our commercial and industrial customers in our Middlesex System. If water demand by our commercial and industrial customers in our Middlesex System decreases, our financial condition and results of operations could be negatively impacted until completion of a subsequent base rate filing.

Index

The current concentration of our business in central New Jersey and in Delaware makes us susceptible to adverse developments in local regulatory, economic, demographic, competitive and weather conditions.

Our Middlesex System provides water services to customers located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison, East Brunswick and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority and the City of Rahway. We also provide water services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly for us to conduct our business.

We are subject to anti-takeover measures that may be used to discourage, delay or prevent changes of control that might benefit non-management shareholders.

Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only a portion of the Director population is elected each year. A classified Board can make it more difficult for an acquirer to gain control of the Company by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. Our Board of Directors also has the ability, subject to obtaining NJBPU approval, to issue one or more series of preferred stock having such number of shares, designation, preferences, voting rights, limitations and other rights as the Board of Directors may fix. This could be used by the Board of Directors to discourage, delay or prevent an acquisition the Board of Directors determines is not in the best interest of the common shareholders.

General Risks

We rely on our information technology systems to help manage our operations.

Our information technology systems require periodic modifications, upgrades and/or replacement which subject us to costs and risks including potential disruption of our internal control structure, substantial unanticipated capital expenditures, additional operating expenses, retention of sufficiently skilled personnel and other risks in transitioning to new systems or integrating new systems. In addition, challenges implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business operations.

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

Cyber-attacks could result in the loss, or compromise, of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other management functions. Possible impacts associated with a cyber-incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for drinking water, litigation and reputational damage.

Index

The COVID-19 pandemic and the attempt to contain it may harm our business, results of operations, financial condition and liquidity.

On January 16, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. The impact that COVID-19 will have on the Company, our customers and our vendors prospectively depends on numerous uncertainties, including the severity and duration of the pandemic and actions which could potentially be taken by federal or state governmental and/or regulatory authorities which could have an adverse effect on the Company’s results of operations, financial condition and liquidity.

We depend significantly on the technical and management services of our team, and the departure of any of certain persons could cause our operating results to temporarily be short of our expectations.

Our success depends significantly on the continued individual and collective contributions of our team. If we lose the services of certain members of our team, or are unable to attract and retain qualified personnel in key roles, our operating results could be negatively impacted.

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

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, two ozone contactors, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. There is a State of New Jersey certified on-site laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

In addition, there is a 15 mgd auxiliary pumping station on-site at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.

The transmission and distribution system is comprised of 746 miles of mains and includes 24,300 feet of 48-inch concrete transmission main and 23,400 feet of 42-inch ductile iron transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included are a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with East Brunswick to transport water through the East Brunswick system to several of our other contract customers.

Index

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison and a 2 million gallon reservoir at the Park Avenue Well Field.

In New Jersey, we own the properties on which the Middlesex System’s 27 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We own our operations center located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building, 16,500 square foot maintenance facility and a 1.96 acre equipment and materials storage and staging yard. We lease 29,036 square feet of commercial office space adjacent to the Ronson Road complex. The leased space, which is under contract through 2028, houses our corporate administrative functions including executive, accounting, customer service and billing, engineering, human resources, information technology and legal.

Tidewater System

The Tidewater System is comprised of 87 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 859 miles of transmission and distribution mains. Storage facilities include 47 tanks, with an aggregate capacity of 8.0 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.

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

ITEM 3.LEGAL PROCEEDINGS.

PFOA Regulatory Notice of Non-Compliance – In September 2021, the NJDEP issued a Notice to Middlesex based on self-reporting by Middlesex that the level of PFOA in water treated at its Park Avenue Wellfield Treatment Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and complied in November 2021.

Index

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits. For further discussion of this matter, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Regulatory Notice of Non-Compliance. The following summarizes the legal complaints brought against Middlesex related to this matter:

•

Vera et al. v. Middlesex Water Company - On October 29, 2021, a complaint was filed in the Superior Court of New Jersey, Middlesex County seeking restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) court-supervised medical monitoring/testing going forward. On November 19, 2021, a first amended complaint was filed together with motions for Class Certification and Injunctive Relief. On December 17, 2021, the parties entered into a Stipulation where it was agreed that Plaintiff’s motion for injunctive relief would be withdrawn. On February 16, 2022, Middlesex filed a Motion To Dismiss Plaintiffs’ complaint for: (1) failure to include an indispensable party, 3M Company, whom Middlesex claims is the source of the PFOA in the Company’s wells; and (2) failure to state legally cognizable claims in support of all of the counts set forth in the complaint. Plaintiff’s motion for Class Certification and further discovery is postponed pending the outcome of Middlesex’s Motion To Dismiss.

•

Lonsk et al. v. Middlesex Water Company and 3M Company - On November 9, 2021, a complaint was filed in the United States District Court, District of New Jersey (District Court) seeking Class Certification and restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) all other claimed related costs. On December 23, 2021, the parties agreed to postpone the filing date of Middlesex’s and 3M Company’s answers to the complaint to January 14, 2022 at the earliest. This filing date was subsequently further postponed to March 1, 2022.

The Company is a defendant in other lawsuits in the normal course of business. We believe the resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

Index

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2021, there were 1,775 holders of record.

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

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, 0.3 million shares remain registered with the SEC for the Investment Plan and available for potential issuance to participants. The Company raised approximately $3.8 million through the issuance of shares under the Investment Plan during 2021. On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or, August 1, 2022, whichever event occurs first. Through February 25, 2022, 44,323 shares have been purchased through the discounted offering. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment. Previously, in 2019, the Company raised approximately $12.7 million primarily through a share discount program.

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares issued in connection with this plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under this plan is 0.3 million shares, of which approximately 84% remain available for award.

The Company maintains a stock plan for its independent members of the Board of Directors as a component of their compensation. In 2021, shares of the Company’s common stock valued at $0.3 million were granted and issued to the independent Directors. The maximum number of shares authorized for grant under this plan is 0.1 million. Approximately 49% of the authorized shares remain available for future issuance.

Set forth below is a graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2016. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

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

	December 31,
	2016	2017	2018	2019	2020	2021
Middlesex Water Company	100.00	95.08	129.82	157.26	182.10	305.96
S&P 500 Stock Index	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	121.37	131.45	162.47	164.78	215.95

ITEM 6.[RESERVED]

Index

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s historical results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes.

Management's Overview

Operations

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and also provide regulated wastewater services in New Jersey. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater services we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All municipal or commercial entities whose utility operations are managed by these entities however, are subject to environmental regulation at the federal and state levels.

Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Bayview system provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 55,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a 10-year operations and maintenance contract expiring in June 2022. USA expects to participate in the public proposal process for the extension of this contract. In addition to performing day-to-day service operations, USA is responsible for billing, collections, customer service, emergency response and management of capital projects funded by Avalon. Beginning July 1, 2020, USA began operating the Borough of Highland Park, New Jersey’s (Highland Park) water and wastewater systems under a 10-year operations and maintenance contract. Under a marketing agreement with HomeServe USA Corp. (HomeServe) expiring in 2031, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Index

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $88 million in 2022 in connection with this plan for projects that include, but are not limited to:

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

•

Replacement of approximately six miles of water mains including full main and service line replacements, meter pit installations and fire hydrants replacements in the Township of Woodbridge, New Jersey;

•

Upgrade of Work and Asset Management Information System;

•

Construction of two elevated water storage tanks in our Tidewater service territory; and

•

Various water main replacements and improvements.

Regulatory Notice of Non-Compliance - In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and complied in November 2021. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented an enforceable regulation relative to PFOA, the water distributed from the Park Avenue Well Field Treatment Plant does meet the USEPA’s current health advisory level of 70 parts per trillion (ppt) and would meet the NJDEP’s pre-2021 standard guidance level of 40 ppt, which was not a regulation. Construction of an enhanced treatment process at the Park Avenue Well Field Treatment Plant to comply with the NJDEP standard had already begun when the Notice was issued by the NJDEP. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Well Field Treatment Plant was taken off-line and alternate sources of supply have been obtained. The Company is in the process of implementing an acceleration of a portion of the Park Avenue Wellfield treatment upgrades in order to meet anticipated increases in the historical higher water demand periods during the summer months and is also intended to result in compliance with the requirements of the Notice.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits. For further discussion of this matter, see Item 3 - Legal Proceedings.

In 2018, the Company identified the party believed to be the source of the PFAS in the wells supplying the Park Avenue Well Field Treatment Plant and filed a lawsuit against that entity seeking compensatory damages for the resulting damage to its properties and costs to remediate PFAS, punitive damages and attorney’s fees and costs. The ultimate resolution of this matter cannot be predicted at this time.

Index

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice.

While the Company believes other administrative or monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is not in compliance with the requirements of the Notice by September 7, 2022.

Sale of Subsidiary - In August 2021, Middlesex entered into a definitive agreement with Artesian Wastewater Management, Inc. to sell 100% of the common stock of Tidewater Environmental Services, Inc. (TESI) for $6.4 million in cash and other consideration. The Delaware Public Service Commission (DEPSC) approved the transaction which closed on January 14, 2022. The Company will continue to own and operate its non-regulated contract operations business in Delaware.

Coronavirus (COVID-19) Pandemic - On January 16, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency Order remains in effect through at least March 10, 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. The Company has not deferred any COVID-19 related incremental costs. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Middlesex Financings - In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding first mortgage bonds (FMBs), specifically Series RR ($22.5 million) and Series SS ($23.0 million), and issue replacement FMBs at an overall lower cost of debt. In November 2021, Middlesex closed on a $45.5 million, 2.90% private placement of FMBs with a 2051 maturity date to effectuate the redemptions.

In November 2021, Middlesex closed on a NJBPU approved $19.5 million, 2.79% private placement of FMBs with a 2041 maturity date. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit.

Tidewater Financings - In March 2021, Tidewater entered into a loan agreement with CoBank, ACB, pursuant to which Tidewater borrowed $20.0 million in September 2021 at an interest rate of 3.94% with a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware State Revolving Fund (SRF) Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan in December 2021 and began receiving disbursements in January 2021. Borrowing under this loan is expected to continue through mid-2023. The final maturity date on the loan is 2044.

Common Stock Purchase Discount - The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. Through February 25, 2022, 44,323 shares have been purchased through the discounted offering. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Index

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. A final decision by the Pennsylvania Court is not expected before June 2022. The final adjudication of this matter cannot be predicted at this time.

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

Rates

Middlesex - In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase is being implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In March 2021, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility. The new PWAC rate became effective April 4, 2021.

In March 2020, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

Index

Tidewater - Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which was expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and has refunded customers, with interest, principally in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater applied the refund credits to individual customer accounts during the second quarter of 2021.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - Effective November 4, 2019, Pinelands received approval from the NJBPU to increase base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments and increased operations and maintenance costs.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024. In the event there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%. The agreement expires on December 31, 2029.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2022. As operating costs are anticipated to increase in 2022 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

An additional factor that may affect our outlook in 2022 is the impact of COVID-19 on the general economy and the resulting impact on our customers. For example, while many commercial and industrial business operations may have returned to normal levels of operations in our service territories, potentially new variants of COVID-19 could lead to renewed economic disruptions resulting in lower water demand for those classes of customer (for further discussion of the impact of COVID-19 on the Company, see Recent Developments, Coronavirus (COVID-19) above). In addition, our customer collection efforts for Middlesex and Pinelands have been suspended based on State of Emergency Orders (SEOs) since 2020 and are presently scheduled to end in March 2022.

Organic residential customer growth for our Tidewater system is expected to be comparable to that experienced in 2021, which was approximately 6%.

The Company has projected to spend approximately $229 million for the 2022-2024 capital investment program, including approximately $39 million for PFAS-related treatment upgrades in the Middlesex System, $33 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $13 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems and $10 million for the rehabilitation and other improvements associated with Middlesex’s main field operations and inventory facilities.

Index

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 91% of total revenues for each of the years ended December 31, 2021, 2020, and 2019 and approximately 93% of net income for each of the years ended December 31, 2021, 2020, and 2019. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands, Southern Shores and TESI; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2021 as Compared to 2020

	(In Millions)
	Years Ended December 31,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$130.8	$12.3	$143.1	$129.5	$12.1	$141.6
Operations and maintenance expenses	65.4	8.3	73.7	62.5	8.3	70.8
Depreciation expense	20.9	0.2	21.1	18.3	0.2	18.5
Other taxes	14.9	0.2	15.1	14.7	0.2	14.9
Operating income	29.6	3.6	33.2	34.0	3.4	37.4

Other income (expense), net	5.6	0.3	5.9	4.3	0.1	4.4
Interest expense	8.1	-	8.1	7.5	-	7.5
Income taxes	(6.7)	1.2	(5.5)	(5.1)	1.0	(4.1)
Net income	$33.8	$2.7	$36.5	$35.9	$2.5	$38.4

Operating Revenues

Operating revenues for the year ended December 31, 2021 increased $1.5 million from the same period in 2020 due to the following factors:

•

Middlesex System revenues decreased by $0.4 million due to lower water demand from general meter service and wholesale customers, offset by an increase in the PWAC tariff rate effective April 4, 2021 (see Rates, Middlesex above for further discussion);

•

Tidewater System revenues increased $1.7 million due to additional customers and higher customer demand for water, partially offset by $1.0 million due to the DSIC revenue refund (for further information, see Rates, Tidewater above for further discussion);

•

Non-regulated revenues increased $0.3 million, primarily due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020; and

•

All other revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2021 increased $2.9 million from the same period in 2020 due to the following factors:

•

Higher weather-related water main break activity in our Middlesex system during the winter months resulted in $0.5 million of additional non-labor costs;

•

Labor costs increased $0.9 million due to wage increases and lower allocation of labor to capital projects;

•

Increased business insurance premiums resulted in $0.3 million of additional costs;

•

Increased Avalon and Highland Park billable supplemental service expenses increased $0.5 million;

•

Outside services and consultant costs increased $0.2 million due to higher regulatory and corporate activity, including compliance with America’s Water Infrastructure Act of 2018;

•

Transportation expenses increased $0.2 million due to higher fuel prices;

•

Information technology costs increased $0.2 million due to greater software licensing fees; and

•

All other operation and maintenance expense categories increased $0.1 million.

Index

Depreciation

Depreciation expense for the year ended December 31, 2021 increased $2.6 million from the same period in 2020 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2021 increased $0.2 million from the same period in 2020 primarily due to higher payroll taxes on increased labor costs.

Other Income, net

Other Income, net for the year ended December 31, 2021 increased $1.6 million from the same period in 2020 primarily due to lower actuarially-determined retirement benefit plans non-service expense offset by lower Allowance for Funds Used During Construction (AFUDC) on a lower average level of capital construction projects in progress.

Interest Charges

Interest charges for the year ended December 31, 2021 increased $0.6 million from the same period in 2020 due to higher long-term and short-term debt outstanding in 2021 as compared to 2020 partially offset by lower average interest rates on short term borrowings year-over-year.

Income Taxes

The benefit from income taxes for the year ended December 31, 2021 increased by $1.4 million from the same period in 2020 primarily due to lower pre-tax income.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2021 decreased $1.9 million as compared with the same period in 2020. Basic earnings per share were $2.08 and $2.19 for the year ended December 31, 2021 and 2020, respectively. Diluted earnings per share were $2.07 and $2.18 for the year ended December 31, 2021 and 2020, respectively. In anticipation of this expected decrease, in 2021, Middlesex filed and settled a base rate increase request with the NJBPU, with rate increases becoming effective on January 1, 2022 and January 1, 2023 (for further discussion of Middlesex’s rate increase, see Rates, Middlesex above).

Index

Results of Operations for 2020 as Compared to 2019

	(In Millions)
	Years Ended December 31,
	2020			2019
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$129.5	$12.1	$141.6	$122.8	$11.8	$134.6
Operations and maintenance expenses	62.5	8.3	70.8	60.5	7.5	68.0
Depreciation expense	18.3	0.2	18.5	16.5	0.2	16.7
Other taxes	14.7	0.2	14.9	14.2	0.2	14.4
Operating income	34.0	3.4	37.4	31.6	3.9	35.5

Other income (expense), net	4.3	0.1	4.4	2.8	(0.3)	2.5
Interest expense	7.5	-	7.5	7.2	0.1	7.3
Income taxes	(5.1)	1.0	(4.1)	(4.4)	1.2	(3.2)
Net income	$35.9	$2.5	$38.4	$31.6	$2.3	$33.9

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

•

Non-regulated revenues increased $0.3 million due to USA’s new contract to operate and maintain the Highland Park’s water and wastewater systems and increased supplemental services under existing contracts; and

•

All other revenue categories increased $0.2 million.

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

Other Income, net

Other Income, net for the year ended December 31, 2020 increased $1.9 million from the same period in 2019 primarily due to higher AFUDC resulting from a higher level of capital projects in progress and lower actuarially-determined non-service expense for our employee retirement benefit plans partially offset by higher new business development costs.

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

For the year ended December 31, 2021, cash flows from operating activities decreased $20.3 million to $33.0 million. The decrease in cash flows from operating activities primarily resulted from the timing of vendor payments and higher income tax and interest payments.

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

Cash Flows from Investing Activities

For the year ended December 31, 2021, cash flows used in investing activities decreased $26.2 million to $79.4 million, which was attributable to lower utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Cash Flows from Financing Activities

For the year ended December 31, 2021, cash flows provided by financing activities increased $23.3 million to $39.5 million. The increase in cash flows provided by financing activities is due to increases in short-term and long-term borrowings and proceeds from the issuance of common stock offset by higher repayment of long-term debt and higher common stock dividends.

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

The table below summarizes our estimated capital expenditures for the years 2022-2024.

	(Millions)
	2022	2023	2024	2022-2024
Distribution/Network System	$48	$56	$45	$149
Production System	33	21	3	57
Information Technolgy (IT) Systems	4	1	2	7
Other	3	5	8	16
Total Estimated Capital Expenditures	$88	$83	$58	$229

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

•

Distribution/Network System - Projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and the RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with RENEW, we expect to spend approximately $11 million in each of 2022, 2023 and 2024. We expect to spend $13 million between 2022 and 2023 for construction of elevated storage tanks in our Tidewater and Middlesex systems.

•

Production System - Projects associated with our treatment plants, including $39 million of expenditures between 2022 and 2023 for wellfield PFAS treatment upgrades in our Middlesex system.

•

Information Technology (IT) Systems - Further upgrade of our enterprise resource planning system and hardware and software purchases for other IT systems.

•

Other - Purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to field and inventory management facilities in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and, could be impacted if new variants of the COVID-19 pandemic arise and continue for an extended period of time.

To pay for our capital program in 2022, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of available lines of credit with several financial institutions. As of December 31, 2021, $13.0 million was outstanding under these lines (see discussion under “Sources of Liquidity-Short-term Debt” below);

•

Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects meeting certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);

•

Proceeds from the sale and issuance of FMBs in private placement offerings;

•

Proceeds from the Investment Plan (see discussion under “Sources of Liquidity-Common Stock” below); and

•

Proceeds from a common stock sale (see discussion under “Sources of Liquidity-Common Stock” below).

Index

Sources of Liquidity

Short-term Debt. In January 2022, the Company increased available lines of credit from $110 million to $140 million. The outstanding borrowings under the credit lines at December 31, 2021 were $13.0 million, at a weighted average interest rate of 1.04%.

The weighted average daily amounts of borrowings outstanding under the credit lines and the weighted average interest rates on those amounts were $23.7 million and $28.3 million at 1.12% and 1.55 % for the years ended December 31, 2021 and 2020, respectively.

Long-term Debt. Subject to regulatory approval, the Company periodically issues long-term debt to fund investments in utility plant. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under SRF loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) and submit requisitions for cost reimbursements over the life of the construction period. The interest rate on the Company’s current construction loan borrowings is near zero percent. When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The term of the long-term loans currently offered through the NJIB is up to thirty years. Under the Delaware SRF program, borrowers typically enter into a long-term note agreement for a term not to exceed twenty years and submit requisitions for cost reimbursements for up to two years after the agreement is executed.

Middlesex currently has two projects in the construction loan phase of the New Jersey SRF program:

•

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018 and completed withdrawal of the proceeds in June 2021; and

•

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to rehabilitate or replace water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

The Company anticipates these two construction loans will be converted into long-term securitized loans by the NJIB by June 30, 2022.

The NJIB has changed the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan currently does not include participating in the NJIB SRF program.

Index

In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding FMBs, specifically Series RR ($22.5 million) and Series SS ($23.0 million), and issue replacement FMBs at an overall lower cost of debt. In November 2021, Middlesex closed on a $45.5 million, 2.90% private placement of FMBs, designated as Series 2021B with a 2051 maturity date to effectuate the redemptions.

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In connection with this approval:

•

In November 2021, Middlesex closed on a $19.5 million, 2.79% private placement of FMBs with a 2041 maturity date designated as Series 2021A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit.; and

•

In November 2020, Middlesex closed on a $40.0 million, 2.90% private placement of FMBs with a 2050 maturity date designated as Series 2020A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit and for the Company’s 2020 capital program.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware SRF Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan in December 2021 and began receiving disbursements in January 2022. Borrowing under this loan is expected to continue through mid-2023. The final maturity date on the loan is 2044.

In March 2021, Tidewater entered into a loan agreement with CoBank, ACB, pursuant to which Tidewater borrowed $20.0 million in September 2021 at an interest rate of 3.94% with a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

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

In August 2019, Middlesex priced, and closed on, a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, were used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, were held in escrow by a bond trustee. Funds were drawn by requisition for the qualifying projects as costs were incurred with the final requisition made in February 2021.

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

Index

Common Stock. The Company issues shares of its common stock in connection with the Investment Plan, a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $3.8 million through the issuance of shares under the Investment Plan during 2021. On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. Through February 25, 2022, 44,323 shares have been purchased through the discounted offering. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

In November 2019, the Company sold and issued 0.8 million shares of common stock in a public offering priced at $60.50 per share. The net proceeds of $43.7 million were used for general corporate purposes including repayment of a portion of the Company’s short-term debt outstanding.

In order to fully fund the ongoing capital investment program and maintain a balanced capital structure for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As approved by the NJBPU, the Company is authorized to issue and sell up to 0.7 million shares of its common stock in one or more transactions through December 31, 2022.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2021.

	Payment Due by Period (Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$311.1	$6.7	$22.2	$10.9	$271.3
Notes Payable	13.0	13.0	-	-	-
Interest on Long-term Debt	207.4	8.8	16.4	15.0	167.2
Purchased Water Contracts	25.8	6.5	12.6	6.2	0.5
Commercial Office Leases	6.8	0.8	1.6	1.7	2.7
Total	$564.1	$35.8	$52.8	$33.8	$441.7

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2021, the Company contributed $4.2 million to its retirement benefit plans and expects to contribute approximately $4.2 million in 2022.

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

The Company’s regulated revenue results from tariff-based sales from provision of water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers as well as from accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions, in the relevant service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through 2030 and thus, contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Substantially all of the amounts included in operating revenues are from contracts with customers.

Index

Retirement Benefit Plans

We maintain a noncontributory defined benefit pension plan (Pension Plan) which covers all currently active employees hired prior to April 1, 2007. In addition, the Company maintains an unfunded supplemental plan for certain executive officers.

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

The allocation by asset category of retirement benefit plan assets at December 31, 2021 and 2020 is as follows:

Asset Category	2021	2020	Target	2021	2020	Target
Equity Securities	59.6%	60.6%	55%	66.8%	62.3%	43%
Debt Securities	37.9%	37.5%	38%	30.7%	31.0%	50%
Cash	1.0%	1.2%	2%	2.5%	6.7%	2%
Real Estate/Commodities	1.5%	0.7%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

•

Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP-2021 for the 2021 valuation); and

•

Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2021 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	2.72%	2.72%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2021 valuation, costs and obligations for our Other Benefits Plan assumed an 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2022 with the annual rate of increase declining 0.5% per year for 2023-2028, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2028.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Index

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(15,195)	$(1,539)
Discount Rate 1% Decrease	19,197	1,846

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(7,569)	$(899)
Discount Rate 1% Decrease	9,829	1,134
Healthcare Cost Trend Rate 1% Increase	7,882	1,449
Healthcare Cost Trend Rate 1% Decrease	(6,228)	(1,126)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2021 to 2059. Over the next twelve months, approximately $6.7 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

The Company's retirement benefit plan assets are exposed to the market price variations of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Risk is mitigated through our ability to recover retirement benefit plan costs through customer rates.

Index

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2006.

Philadelphia, PA

February 25, 2022

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Operating Revenues	$143,141	$141,592	$134,598

Operating Expenses:
Operations and Maintenance	73,671	70,796	67,980
Depreciation	21,109	18,472	16,716
Other Taxes	15,150	14,904	14,382

Total Operating Expenses	109,930	104,172	99,078

Operating Income	33,211	37,420	35,520

Other Income (Expense):
Allowance for Funds Used During Construction	2,653	4,016	3,146
Other Income (Expense), net	3,305	363	(654)

Total Other Income, net	5,958	4,379	2,492

Interest Charges	8,114	7,493	7,264

Income before Income Taxes	31,055	34,306	30,748

Income Taxes	(5,488)	(4,119)	(3,140)

Net Income	36,543	38,425	33,888

Preferred Stock Dividend Requirements	120	120	132

Earnings Applicable to Common Stock	$36,423	$38,305	$33,756

Earnings per share of Common Stock:
Basic	$2.08	$2.19	$2.02
Diluted	$2.07	$2.18	$2.01

Average Number of
Common Shares Outstanding:
Basic	17,492	17,459	16,685
Diluted	17,607	17,574	16,829

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2021	2020
UTILITY PLANT:	Water Production	$247,286	$168,080
	Transmission and Distribution	697,200	648,763
	General	95,658	85,056
	Construction Work in Progress	24,947	80,055
	TOTAL	1,065,091	981,954
	Less Accumulated Depreciation	199,723	185,356
	UTILITY PLANT - NET	865,368	796,598

CURRENT ASSETS:	Cash and Cash Equivalents	3,533	4,491
	Accounts Receivable, net of allowance for uncollectible accounts of $2,574 and $2,053, respectively	15,311	14,569
	Unbilled Revenues	7,273	7,065
	Materials and Supplies (at average cost)	5,358	5,112
	Prepayments	2,880	2,886
	TOTAL CURRENT ASSETS	34,355	34,123

OTHER ASSETS:	Operating Lease Right of Use Asset	4,503	5,209
	Preliminary Survey and Investigation Charges	3,540	5,192
	Regulatory Assets	100,738	118,144
	Restricted Cash	-	5,913
	Non-utility Assets - Net	11,428	11,207
	Other	83	84
	TOTAL OTHER ASSETS	120,292	145,749
	TOTAL ASSETS	$1,020,015	$976,470

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$221,919	$217,451
	Retained Earnings	145,807	128,757
	TOTAL COMMON EQUITY	367,726	346,208
	Preferred Stock	2,084	2,084
	Long-term Debt	306,520	273,244
	TOTAL CAPITALIZATION	676,330	621,536

CURRENT	Current Portion of Long-term Debt	6,731	7,255
LIABILITIES:	Notes Payable	13,000	2,000
	Accounts Payable	21,125	30,443
	Accrued Taxes	8,621	10,138
	Accrued Interest	1,986	2,137
	Unearned Revenues and Advanced Service Fees	1,330	1,255
	Other	3,826	3,620
	TOTAL CURRENT LIABILITIES	56,619	56,848

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Customer Advances for Construction	23,529	23,404
	Lease Obligations	4,367	5,042
	Accumulated Deferred Income Taxes	69,500	61,297
	Employee Benefit Plans	11,290	34,426
	Regulatory Liabilities	49,431	60,792
	Other	1,086	1,135
	TOTAL OTHER LIABILITIES	159,203	186,096

CONTRIBUTIONS IN AID OF CONSTRUCTION		127,863	111,990
	TOTAL CAPITALIZATION AND LIABILITIES	$1,020,015	$976,470

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,543	$38,425	$33,888
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	26,799	20,838	17,232
Provision for Deferred Income Taxes	(10,989)	(13,490)	(11,719)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,505)	(2,503)	(1,997)
Cash Surrender Value of Life Insurance	(136)	(391)	(252)
Stock Compensation Expense	1,338	1,096	637
Changes in Assets and Liabilities:
Accounts Receivable	(742)	(2,661)	(146)
Unbilled Revenues	(208)	118	110
Materials & Supplies	(246)	333	(34)
Prepayments	6	(519)	277
Accounts Payable	(9,318)	7,137	3,981
Accrued Taxes	(1,517)	2,503	(6,595)
Accrued Interest	(151)	106	742
Employee Benefit Plans	(2,645)	(1,377)	(1,112)
Unearned Revenue & Advanced Service Fees	75	44	175
Other Assets and Liabilities	(4,276)	3,696	866

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,028	53,355	36,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $1,148 in 2021, $1,513 in 2020 and $1,149 in 2019	(79,378)	(105,619)	(89,125)

NET CASH USED IN INVESTING ACTIVITIES	(79,378)	(105,619)	(89,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(52,691)	(7,472)	(7,343)
Proceeds from Issuance of Long-term Debt	86,595	50,316	78,967
Proceeds from Premium Issuance of Long-term Debt	-	-	7,083
Net Short-term Bank Borrowings	11,000	(18,000)	(28,500)
Deferred Debt Issuance Expense	(994)	(148)	(769)
Common Stock Issuance Expense	-	(37)	(357)
Proceeds from Issuance of Common Stock	3,837	1,230	56,784
Payment of Common Dividends	(19,373)	(18,178)	(16,165)
Payment of Preferred Dividends	(120)	(120)	(132)
Construction Advances and Contributions-Net	11,225	8,578	4,342

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,479	16,169	93,910
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,871)	(36,095)	40,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,404	46,499	5,661
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,533	$10,404	$46,499

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,750	$5,080	$7,770
Long-term Debt Deobligation	$64	$258	$130
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$8,546	$7,644	$6,938
Interest Capitalized	$1,148	$1,513	$1,149
Income Taxes	$3,335	$2,509	$10,339

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2021	2020
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2021 - 17,522; 2020 - 17,473	$221,919	$217,451

Retained Earnings	145,807	128,757
TOTAL COMMON EQUITY	$367,726	$346,208

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2021 - 20; 2020 - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$203,892	$187,667
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	47,613	30,643
State Revolving Trust Notes, 2.00%-4.22%, due 2022-2038	7,510	8,384
State Revolving Fund Bond, 0.00%, due 2021	-	11
Construction Loans, 0.00%	52,131	50,536
SUBTOTAL LONG-TERM DEBT	311,146	277,241
Add: Premium on Issuance of Long-term Debt	7,271	7,669
Less: Unamortized Debt Expense	(5,166)	(4,411)
Less: Current Portion of Long-term Debt	(6,731)	(7,255)
TOTAL LONG-TERM DEBT	$306,520	$273,244

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at Balance at January 1, 2019	16,403	$157,354	$91,433	$248,787

Net Income	-	-	33,888	33,888
Dividend Reinvestment & Common Stock Purchase Plan	226	12,738	-	12,738
Restricted Stock Award, - Net - Employees	18	907	-	907
Stock Award - Board Of Directors	4	196	-	196
Shares Forefeited	(18)	(466)	-	(466)
Conversion of $8.00 Convertible Preferred Stock	41	350	-	350
Issuance of Common Stock	760	44,046	-	44,046
Cash Dividends on Common Stock ($0.976 per share)	-	-	(16,165)	(16,165)
Cash Dividends on Preferred Stock	-	-	(132)	(132)
Common Stock Expenses	-	-	(357)	(357)
Balance at December 31, 2019	17,434	$215,125	$108,667	$323,792

Net Income	-	$-	$38,425	$38,425
Dividend Reinvestment & Common Stock Purchase Plan	19	1,230	-	1,230
Restricted Stock Award - Net - Employees	16	851	-	851
Stock Award - Board of Directors	4	245	-	245
Cash Dividends on Common Stock ($1.041 per share)	-	-	(18,178)	(18,178)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Common Stock Expenses	-	-	(37)	(37)
Balance at December 31, 2020	17,473	$217,451	$128,757	$346,208

Net Income	-	$-	$36,543	$36,543
Dividend Reinvestment & Common Stock Purchase Plan	40	3,837	-	3,837
Restricted Stock Award - Net - Employees	6	350	-	350
Stock Award - Board Of Directors	3	281	-	281
Cash Dividends on Common Stock ($1.108 per share)	-	-	(19,373)	(19,373)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Balance at December 31, 2021	17,522	$221,919	$145,807	$367,726

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Summary of Significant Accounting Policies and Recent Developments

(a) Organization - Middlesex Water Company (Middlesex) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Twin Lakes Utilities, Inc. (Twin Lakes). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. On January 14, 2022, Middlesex closed on the sale of its entire interest in Tidewater Environmental Systems, Inc. (TESI), which was its regulated Delaware wastewater utility business.

Middlesex Water Company has operated as a water utility in New Jersey since 1897 and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of collecting, treating, distributing and selling water for domestic, commercial, municipal, industrial and fire protection purposes. We also operate New Jersey municipal water, wastewater and storm water systems under contract and provide unregulated water and wastewater services in New Jersey and Delaware through our subsidiaries. Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey and Delaware by the New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission (DEPSC), respectively. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

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

(c) System of Accounts - The Company’s regulated utilities maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU and DEPSC.

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

(e) Retirement Benefit Plans - We maintain a noncontributory defined benefit pension plan (Pension Plan), which covers all active employees who were hired prior to April 1, 2007, as well as a defined contribution plan in which all employees are eligible to participate. In addition, the Company maintains an unfunded supplemental plan for certain of its executive officers. The Company has a retirement benefit plan other than pensions (Other Benefits Plan) for substantially all of its retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

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

(f) Utility Plant - Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2021, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation - Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2021, 2020 and 2019. These rates have been approved by the NJBPU or DEPSC:

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

(h) Preliminary Survey and Investigation (PS&I) Costs - In the design of water and wastewater systems that the Company ultimately intends to construct, own and operate, certain expenditures are incurred to advance those project activities. These PS&I costs are recorded as deferred charges on the balance sheet as these costs are expected to be recovered through future rates charged to customers as the underlying project assets are placed into service as utility plant. If it is subsequently determined that costs for a project recorded as PS&I are not recoverable through rates charged to our customers, the applicable PS&I costs are recorded as Other Expense on the Statement of Income at that time.

(i) Customers’ Advances for Construction (CAC) - Utility plant and/or cash advances are provided to the Company by customers, real estate developers and builders in order to extend utility service to their properties. These transactions are recorded as CAC. Contractual Refunds of CACs in the form of cash are made by the Company and are based on either additional operating revenues generated from new customers or, as new customers are connected to the respective system. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction.

Contributions in Aid of Construction (CIAC) - CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of CAC that becomes non-refundable.

In accordance with regulatory requirements, CAC and CIAC are not depreciated. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated with the utility plant direct costs over the underlying assets’ estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2021, 2020 and 2019 for Middlesex and Tidewater are as follows:

	2021	2020	2019
Middlesex	6.50%	6.50%	6.50%
Tidewater	7.92%	7.92%	7.92%

Index

(k) Accounts Receivable - We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for doubtful accounts was $2.6 million and $2.1 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, bad debt expense was $0.9 million, $1.1 million and $1.0 million, respectively. For the years ended December 31, 2021, 2020 and 2019, write-offs were $0.4 million, $0.5 million and $0.6 million, respectively. During 2021 and 2020, the Company increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of Coronavirus (COVID-19) on customers (for further discussion of COVID-19, see Note 1 (s), COVID-19).

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

The Company’s regulated revenue results from tariff-based sales from the provision of water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers as well as from accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in the relevant service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.

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

Substantially all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2021	2020	2019
Regulated Tariff Sales
Residential	$77,699	$76,798	$71,487
Commercial	16,715	15,448	15,198
Industrial	8,990	9,512	9,390
Fire Protection	12,608	12,374	12,291
Wholesale	14,590	15,187	14,319
Non-Regulated Contract Operations	12,391	12,130	11,773
Total Revenue from Contracts with Customers	$142,993	$141,449	$134,458
Other Regulated Revenues	929	532	393
Other Non-Regulated Revenues	427	415	404
Inter-segment Elimination	(1,208)	(804)	(657)
Total Revenue	$143,141	$141,592	$134,598

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

(r) Recent Accounting Pronouncements - There are no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s consolidated financial statements.

(s) COVID-19 Pandemic - On January 16, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency Order remains in effect through at least March 10, 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

Index

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. The Company has not deferred any COVID-19 related incremental costs. We will continue to monitor the effects of COVID-19.

(t) Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and complied in November 2021. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented an enforceable regulation relative to PFOA, the water distributed from the Park Avenue Well Field Treatment Plant does meet the USEPA’s current health advisory level of 70 parts per trillion (ppt) and would meet the NJDEP’s pre-2021 standard guidance level of 40 ppt, which was not a regulation. Construction of an enhanced treatment process at the Park Avenue Well Field Treatment Plant to comply with the NJDEP standard had already begun when the Notice was issued by the NJDEP. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Well Field Treatment Plant was taken off-line and alternate sources of supply have been obtained. The Company is in the process of implementing an acceleration of a portion of the Park Avenue Wellfield treatment upgrades in order to meet anticipated increases in the historical higher water demand periods during the summer months and is also intended to result in compliance with the requirements of the Notice.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits.

In 2018, the Company identified the party believed to be the source of the PFAS in the wells supplying the Park Avenue Well Field Treatment Plant and filed a lawsuit against that entity seeking compensatory damages for the resulting damage to its properties and costs to remediate PFAS, punitive damages and attorney’s fees and costs. The ultimate resolution of this matter cannot be predicted at this time.

In January 2022, the Company filed a petition with the NJBPU seeking to establish a regulatory asset and deferred accounting until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice.

While the Company believes other administrative or monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is not in compliance with the requirements of the Notice by September 7, 2022.

(u) Sale of Subsidiary –In August 2021, Middlesex entered into a definitive agreement with Artesian Wastewater Management, Inc. to sell 100% of the common stock of TESI for $6.4 million in cash and other consideration. The DEPSC approved the transaction which closed on January 14, 2022. The Company will continue to own and operate its regulated water utilities in Delaware as well as its non-regulated operations and maintenance contract business.

Index

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase is being implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In March 2021, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility. The new PWAC rate became effective April 4, 2021.

In March 2020, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. The new PWAC rate became effective on April 4, 2020.

Tidewater - Effective January 1, 2021, Tidewater increased its DEPSC-approved Distribution System Improvement Charge (DSIC) rate, which was expected to generate revenues of approximately $0.6 million annually. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and has refunded customers, with interest, primarily in the form of an account credit for DSIC revenue billed between April 1, 2020 and March 31, 2021. Accordingly, in March 2021, Tidewater recorded a $0.8 million reserve, net of tax, for such refunds. Tidewater applied the refund credits to individual customer accounts during the second quarter of 2021.

Effective March 1, 2019, Tidewater received approval from the DEPSC to reduce its rates to reflect the lower corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), resulting in a 3.35% rate decrease for certain customer classes.

Pinelands - Effective November 4, 2019, Pinelands received approval from the NJBPU to increase base rates by $0.5 million. The increased revenues were necessitated by capital infrastructure investments and increased operations and maintenance costs.

Southern Shores - Effective January 1, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware. Under the agreement, current rates will remain in effect until December 31, 2024. In the event there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period, rates are permitted to be adjusted to reflect such cost changes. Thereafter, rate increases, if any, cannot exceed the lesser of the regional Consumer Price Index or 3%. The agreement expires on December 31, 2029.

Index

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. A final decision by the Pennsylvania Court is not expected before June 2022. The final adjudication of this matter cannot be predicted at this time.

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

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2021	2020	Recovery Periods
Retirement Benefits	$24,926	$45,419	Various
Income Taxes	70,427	66,759	Various
Rate Cases, Tank Painting, and Other	5,385	5,966	2-10 years
Total	$100,738	$118,144

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

The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21%. The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. As of December 31, 2021 and 2020, the Company has recorded regulatory liabilities of $30.4 million and $31.0 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex, Pinelands and Twin Lakes’ customers became effective after 2017 and reflect the impact of the 2017 Tax Act on their revenue requirements. In February 2019, Tidewater received approval from the DEPSC to reduce its base rates to reflect the lower statutory corporate income tax rate enacted by the 2017 Tax Act (see Rate Matters-Tidewater above).

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS (see Rate Matters-Middlesex above), and, as of December 31, 2021 and 2020, the Company has recorded $3.0 million and $14.9 million of related regulatory liabilities.

Index

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2021 and 2020, the Company has approximately $16.1 million and $14.9 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Note 3 - Income Taxes

Income tax (benefit) expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2021	2020	2019
Income Tax at Statutory Rate	$6,521	$7,204	$6,457
Tax Effect of:
Utility Plant Related	(1,290)	(1,356)	(802)
Tangible Property Repairs	(12,281)	(11,298)	(10,156)
State Income Taxes – Net	1,499	1,364	1,173
Other	63	(33)	188
Total Income Tax (Benefit) Expense	$(5,488)	$(4,119)	$(3,140)

Income tax (benefit) expense is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(8,247)	$(4,281)	$(3,822)
State	1,467	2,598	2,246
Deferred:
Federal	933	(1,490)	(726)
State	431	(871)	(761)
Investment Tax Credits	(72)	(75)	(77)
Total Income Tax (Benefit) Expense	$(5,488)	$(4,119)	$(3,140)

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

Index

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2021	2020
Utility Plant Related	$65,107	$56,868
Customer Advances	(3,595)	(3,626)
Employee Benefits	7,091	7,339
Investment Tax Credits	373	445
Other	524	271
Total Accumulated Deferred Income Taxes	$69,500	$61,297

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the IRS, which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of December 31, 2021, the Company’s income tax reserve provision and interest expense liability are $0.5 million and $0.2 million, respectively.

The statutory review periods for federal income tax returns for the years prior to 2018 have been closed. Other than the effects of the provision against refundable taxes discussed above, there are no unrecognized tax benefits resulting from prior period tax positions.

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

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
	2021	2020	2019
Untreated	$3.3	$3.4	$3.4
Treated	3.6	3.6	3.2
Total Costs	$6.9	$7.0	$6.6

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), prior to 2020 Middlesex had served as guarantor of the performance of an unaffiliated wastewater treatment contractor and partner (Contractor), to operate a County-owned leachate pretreatment facility.

In November 2019, Middlesex was notified that the County terminated its Agreement with the Contractor. The Contractor had initiated legal action against the County that in part contests the County’s exercise of this termination. The County filed a counter-claim against the Contractor’s parent company and has brought Middlesex into the suit as a third-party defendant. Our ongoing monitoring of this litigation has led to the conclusion that we do not anticipate the ultimate outcome will have a material impact on the Company’s results of operations or financial condition.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Information related to operating lease ROU assets is as follows:

	(In Millions)
	December 31,
	2021	2020
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(2.8)	(2.1)
Current ROU Asset	$4.5	$5.2

The Company’s future minimum operating lease commitments as of December 31, 2021 are as follows:

(In Millions)
December 31, 2021
2022	$0.8
2023	0.8
2024	0.8
2025	0.8
2026	0.9
Thereafter	2.9
Total Lease Payments	$7.0
Imputed Interest	(1.8)
Present Value of Lease Payments	5.2
Less Current Portion*	(0.8)
Non-Current Lease Liability	$4.4

* Included in Other Current Liabilities

Index

Construction – The Company has projected to spend approximately $88 million in 2022, $83 million in 2023 and $58 million in 2024 on its construction program. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $34 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs and could be impacted if the effects of new variants of COVID-19 pandemic arise and continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1(s) COVID-19). There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

PFOA Matter - In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits (for further discussion of this matter, see Note 1(t) Regulatory Notice of Non-Compliance).

Change in Control Agreements – The Company has Change in Control Agreements with its executive officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 - Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2021 and 2020 is summarized below:

	(Millions of Dollars)
	2021	2020
Average Amount Outstanding	$23.7	$28.3
Weighted Average Interest Rate	1.12%	1.55%
Notes Payable at Year-End	$13.0	$2.0
Weighted Average Interest Rate at Year-End	1.04%	1.04%

The Company maintained lines of credit aggregating $110.0 million and $140.0 million at December 31, 2021 and 2020, respectively.

	(Millions)
	As of December 31, 2021				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$-	$30.0	$30.0	Uncommitted	January 26, 2023
PNC Bank	12.0	56.0	68.0	Committed	January 31, 2024
CoBank	1.0	11.0	12.0	Committed	November 30, 2023
	$13.0	$97.0	$110.0

Index

The Company's Bank of America line of credit was renewed on January 27, 2022 and will increase to $60.0 million, increasing the Company's total available lines of credit to $140.0 million. The Bank of America line of credit is renewed on an annual basis.

The maturity dates for the Notes Payable as of December 31, 2021 are in January 2022 and are extendable at the discretion of the Company.

The interest rates for borrowings under the lines of credit through December 31, 2021 were set using the London InterBank Offered Rate (LIBOR) and adding a credit spread, which varies by financial institution. Beginning in January 2022, borrowing rates will be set using the Bloomberg Short-Term Bank Yield Index. There is no requirement for a compensating balance under any of the established lines of credit.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $3.8 million under the Investment Plan during 2021. On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. Through February 25, 2022, 44,323 shares have been purchased through the discounted offering. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, 0.3 million shares remain registered with the United States Securities and Exchange Commission for the Investment Plan and available for potential issuance to participants. In 2019, the Company raised approximately $12.7 million primarily through a limited duration six-month share purchase discount feature of the Investment Plan.

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

The Company maintains a stock plan for its independent Directors as a component of outside members of the Board of Directors compensation. For the years ended December 31, 2021, 2020 and 2019, 3,444, 4,074 and 3,521 shares, respectively, of Middlesex common stock were granted and issued to the Company’s independent Directors under the plan. The maximum number of shares authorized for grant under the plan is 100,000, of which 49,125 shares remain available for future awards.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2021 and 2020, there were 120,000 shares of preferred stock authorized and less than 21,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Index

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

Long-term Debt

Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free. Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. The interest rate on the Company’s current construction loan borrowings is zero percent (0%). When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. The term of the long-term loans currently offered through the NJIB is up to thirty years.

Middlesex currently has two projects in the construction loan phase of the New Jersey SRF program:

•

In April 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB construction loan in August 2018 and completed withdrawal of the proceeds in June 2021; and

•

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to rehabilitate or replace water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

The Company anticipates these two construction loans will be converted into long-term securitized loans by the NJIB by June 30, 2022.

The NJIB has changed the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new guidelines, the principal balance having a stated interest rate of zero percent (0%) is 25% of the loan balance with the remaining portion of 75% having a market based interest rate. This is limited to the first $10.0 million of the loan. Loan amounts above $10.0 million do not participate in the 0% rate program, but do participate at the market based interest rate. As a result of all these changes, the Company’s future capital funding plan currently does not include participating in the NJIB SRF program.

In June 2021, Middlesex received approval from the NJBPU to redeem up to $45.5 million of outstanding first mortgage bonds (FMBs), specifically Series RR ($22.5 million) and Series SS ($23.0 million), and issue replacement FMBs at an overall lower cost of debt. In November 2021, Middlesex closed on a $45.5 million, 2.90% private placement of FMBs, designated as Series 2021B with a 2051 maturity date to effectuate the redemptions.

Index

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In connection with this approval:

•

In November 2021, Middlesex closed on a $19.5 million, 2.79% private placement of FMBs with a 2041 maturity date designated as Series 2021A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit.; and

•

In November 2020, Middlesex closed on a $40.0 million, 2.90% private placement of FMBs with a 2050 maturity date designated as Series 2020A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit and for the Company’s 2020 capital program.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware SRF Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan in December 2021 and began receiving disbursements in January 2022. Borrowing under this loan is expected to continue through mid-2023. The final maturity date on the loan is 2044.

In March 2021, Tidewater entered into a loan agreement with CoBank, ACB, pursuant to which Tidewater borrowed $20.0 million in September 2021 at an interest rate of 3.94% with a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

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

In August 2019, Middlesex priced and closed on a NJEDA debt financing transaction of $53.7 million by issuing FMBs designated as Series 2019A ($32.5 million at coupon interest rate of 4.0%) and Series 2019B ($21.2 million at coupon interest rate of 5.0%). The proceeds, including an issuance premium of $7.1 million, were used to finance several projects under the Water For Tomorrow capital program initiated by the Company to upgrade and replace aging water utility infrastructure. The total proceeds of $60.8 million, initially recorded as Restricted Cash on the balance sheet, were held in escrow by a bond trustee. Funds were drawn down by requisition for the qualifying projects as costs were incurred with the final requisition made in February 2021.

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

FMBs Series 2019A, 2019B, 2020A, 2021A and 2021B and the CoBank 2021 Amortizing Secured Note are term bonds with single maturity dates subsequent to 2026. The aggregate annual principal repayment obligations for all long-term debt over the next five years are shown below:

Year	(Millions of Dollars) Annual Maturities
2022	$ 6.7
2023	$ 16.1
2024	$ 6.0
2025	$ 5.6
2026	$ 5.4

The weighted average interest rate on all long-term debt at December 31, 2021 and 2020 was 2.83% and 3.02%, respectively. Except for the FMB Series 2020 ($40.0 million), FMB Series 2021 ($65.0 million) and Amortizing Secured Notes ($47.6 million), all of the Company’s outstanding long-term debt has been issued through the NJEDA ($63.6 million), the NJIB SRF program ($87.4 million) and the Delaware SRF program ($7.5 million).

Index

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2021, 2020 and 2019. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of both the Convertible Preferred Stock $7.00 Series and $8.00 Series (fully converted into common stock in September 2019).

	(In Thousands, Except Per Share Amounts)
	2021		2020		2019
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$36,543	17,492	$38,425	17,459	$33,888	16,685
Preferred Dividend	(120)		(120)		(132)
Earnings Applicable to Common Stock	$36,423	17,492	$38,305	17,459	$33,756	16,685
Basic EPS	$2.08		$2.19		$2.02
Diluted:
Earnings Applicable to Common Stock	$36,423	17,492	$38,305	17,459	$33,756	16,685
$7.00 Series Dividend	67	115	67	115	67	115
$8.00 Series Dividend	-	-	-	-	12	29
Adjusted Earnings Applicable to Common Stock	$36,490	17,607	$38,372	17,574	$33,835	16,829
Diluted EPS	$2.07		$2.18		$2.01

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMBs issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

	(Thousands of Dollars) At December 31,
	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$98,828	$107,781	$147,667	$159,195

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes”, “State Revolving Trust Notes”, “State Revolving Fund Bond” and “Construction Loans” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $212.3 million and $129.6 million at December 31, 2021 and 2020, respectively. Customer advances for construction have carrying amounts of $23.5 million and $23.4 million at December 31, 2021 and 2020, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2021 and 2020 was $100.4 million and $101.7 million, respectively.

Other Benefits

The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.

Regulatory Treatment of Over/Underfunded Retirement Obligations

Because the Company is subject to rate regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of ASC 980, Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in ASC 980, Regulated Operations, the Company records underfunded Pension Plan and Other Benefits Plan obligation costs, which otherwise would be recognized in Other Comprehensive Income under ASC 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2021 and 2020.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2021	2020	2021	2020
Change in Projected Benefit Obligation:
Beginning Balance	$115,861	$100,891	$52,776	$55,166
Service Cost	2,696	2,434	917	993
Interest Cost	2,706	3,099	1,236	1,699
Actuarial (Gain) Loss	(4,185)	12,585	(4,705)	(4,279)
Benefits Paid	(3,368)	(3,148)	(828)	(803)
Ending Balance	$113,710	$115,861	$49,396	$52,776

Index

	Pension Plan		Other Benefits Plan
	December 31,
	2021	2020	2021	2020
Change in Fair Value of Plan Assets:
Beginning Balance	$88,921	$80,380	$44,892	$40,613
Actual Return on Plan Assets	11,798	8,289	5,776	3,988
Employer Contributions	3,400	3,400	828	1,094
Benefits Paid	(3,369)	(3,148)	(828)	(803)
Ending Balance	$100,750	$88,921	$50,668	$44,892

Funded Status	$(12,960)	$(26,940)	$1,272	$(7,884)

	Pension Plan		Other Benefits Plan
	December 31,
	2021	2020	2021	2020
Amounts Recognized in the Consolidated Balance Sheets consist of:
Current Liability	$398	$398	$-	$-
Noncurrent Liability	12,562	26,542	(1,272)	7,884
Net Liability Recognized	$12,960	$26,940	$(1,272)	$7,884

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit Cost
Service Cost	$2,696	$2,434	$2,171	$917	$993	$839
Interest Cost	2,706	3,099	3,426	1,236	1,699	1,984
Expected Return on Plan Assets	(6,225)	(5,635)	(4,694)	(3,142)	(2,853)	(2,451)
Amortization of Net Actuarial Loss	2,868	2,059	1,618	527	1,352	1,319
Net Periodic Benefit Cost*	$2,045	$1,957	$2,521	$(462)	$1,191	$1,691

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2022 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss	$1,673	$-

Index

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	2.72%	2.37%	3.12%	2.72%	2.37%	3.12%
Benefit Cost	2.37%	3.12%	4.15%	2.37%	3.12%	4.15%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2021 for the 2021 valuation).

For the 2021 valuation, costs and obligations for our Other Benefits Plan assumed a 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2022 with the annual rate of increase declining 0.5% per year for 2023-2028, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2028.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars) 1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$472	$(359)
Effect on Projected Benefit Obligation	$7,882	$(6,228)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2022	$3,735	$1,345
2023	3,985	1,462
2024	4,771	1,573
2025	5,179	1,675
2026	5,183	1,782
2027-2031	27,539	9,803
Totals	$50,392	$17,640

Index

Benefit Plans Assets

The allocation of plan assets at December 31, 2021 and 2020 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2021	2020	Target	2021	2020	Target
Equity Securities	59.6%	60.6%	55%	66.8%	62.3%	43%
Debt Securities	37.9%	37.5%	38%	30.7%	31.0%	50%
Cash	1.0%	1.2%	2%	2.5%	6.7%	2%
Real Estate/Commodities	1.5%	0.7%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Equity securities include Middlesex common stock in the amounts of $0 (0.0% of total Pension Plan assets) and $1.4 million (1.6% of total Pension Plan assets) as of December 31, 2021 and 2020, respectively.

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

Index

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$87,687	$-	$-	$87,687
Money Market Funds	1,057	-	-	1,057
Common Equity Securities	12,006	-	-	12,006
Total Investments	$100,750	$-	$-	$100,750

	(Thousands of Dollars)
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual Funds	$76,026	$-	$-	$76,026
Money Market Funds	1,086	-	-	1,086
Common Equity Securities	11,809	-	-	11,809
Total Investments	$88,921	$-	$-	$88,921

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$33,844	$-	$-	$33,844
Money Market Funds	1,291	-	-	1,291
Agency/US/State/Municipal Debt	-	15,533	-	15,533
Total Investments	$35,135	$15,533	$-	$50,668

	(Thousands of Dollars)
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual Funds	$27,408	$-	$-	$27,408
Money Market Funds	3,696	-	-	3,696
Agency/US/State/Municipal Debt	-	13,788	-	13,788
Total Investments	$31,104	$13,788	$-	$44,892

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $3.4 million in 2021 and expects to make approximately $3.4 million of cash contributions in 2022.

For the Other Benefits Plan, Middlesex made total cash contributions of $0.8 million in 2021 and expects to make approximately $0.8 million of cash contributions in 2022.

Index

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.7 million for each of the years ended December 31, 2021, 2020 and 2019.

Employees hired after March 31, 2007 are not eligible to participate in the Pension Plan and are generally eligible to participate in a discretionary profit sharing plan administered through the 401(k) plan. In December each year, the Board of Directors may approve that a stated percentage of eligible compensation be contributed to the account of the employee participant in the first quarter of the following year. For those employees still actively employed on December 31, 2021 or retired during the current year, the Company will fund a discretionary contribution of $0.8 million before April 1, 2022, which represents 5.0% of eligible 2021 compensation. For each of the years ended December 31, 2020 and 2019, the Company made qualifying discretionary contributions totaling $0.7 million.

Stock-Based Compensation

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares of restricted stock issued under the plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under the plan is 300,000 shares, of which approximately 84% remain available for award.

The Company recognizes compensation expense at fair value for the plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.

The following table presents awarded but not yet vested share information for the plan:

	Shares (thousands)	Unearned Compensation (thousands)	Weighted Average Grant Price
Balance, January 1, 2019	125	$1,638
Granted	18	975	$55.99
Vested	(28)	-
Forfeited	(18)	-
Amortization of Compensation Expense	-	(907)
Balance, December 31, 2019	97	$1,706
Granted	16	982	$60.12
Vested	(27)	-
Amortization of Compensation Expense	-	(851)
Balance, December 31, 2020	86	$1,837
Granted	15	1,151	$79.02
Vested	(18)	-
Amortization of Compensation Expense	-	(1,057)
Balance, December 31, 2021	83	$1,931

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2021	2020	2019
Revenues:
Regulated	$131,531	$129,851	$123,078
Non – Regulated	12,818	12,545	12,177
Inter-segment Elimination	(1,208)	(804)	(657)
Consolidated Revenues	$143,141	$141,592	$134,598

Operating Income:
Regulated	$29,577	$34,043	$31,805
Non – Regulated	3,634	3,377	3,715
Consolidated Operating Income	$33,211	$37,420	$35,520

Depreciation:
Regulated	$20,897	$18,264	$16,481
Non – Regulated	212	208	235
Consolidated Depreciation	$21,109	$18,472	$16,716

Other Income (Expense), Net:
Regulated	$6,112	$4,605	$3,018
Non – Regulated	279	130	(253)
Inter-segment Elimination	(433)	(356)	(273)
Consolidated Other Income (Expense), Net	$5,958	$4,379	$2,492

Interest Charges:
Regulated	$8,529	$7,780	$7,456
Non – Regulated	17	70	81
Inter-segment Elimination	(432)	(357)	(273)
Consolidated Interest Charges	$8,114	$7,493	$7,264

Income Taxes:
Regulated	$(6,723)	$(5,139)	$(4,317)
Non – Regulated	1,235	1,020	1,177
Consolidated Income Taxes	$(5,488)	$(4,119)	$(3,140)

Net Income:
Regulated	$33,849	$35,951	$31,602
Non – Regulated	2,694	2,474	2,286
Consolidated Net Income	$36,543	$38,425	$33,888

Capital Expenditures:
Regulated	$79,195	$105,091	$88,858
Non – Regulated	183	528	267
Total Capital Expenditures	$79,378	$105,619	$89,125

Index

	(Thousands of Dollars)
	As of	As of
	December 31, 2021	December 31, 2020
Assets:
Regulated	$1,022,116	$998,932
Non – Regulated	7,811	8,289
Inter-segment Elimination	(9,912)	(30,751)
Consolidated Assets	$1,020,015	$976,470

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2021 and 2020 is as follows:

	(Thousands of Dollars, Except per Share Data)
2021	1st	2nd	3rd	4th	Total

Operating Revenues	$32,541	$36,701	$39,874	$34,025	$143,141
Operating Income	5,634	9,814	11,424	6,339	33,211
Net Income	6,907	10,923	11,476	7,237	36,543
Basic Earnings per Share	$0.39	$0.62	$0.65	$0.42	$2.08
Diluted Earnings per Share	$0.39	$0.62	$0.65	$0.41	$2.07
Common Dividend Per Share	$0.2725	$0.2725	$0.2725	$0.2900	$1.1075
High/Low Common Stock Price	$85.92/$67.09	$88.61/$77.31	$116.40/$81.02	$119.37/$98.12

2020	1st	2nd	3rd	4th	Total

Operating Revenues	$31,769	$35,277	$39,920	$34,626	$141,592
Operating Income	6,527	9,385	13,177	8,331	37,420
Net Income	7,668	9,713	12,737	8,307	38,425
Basic Earnings per Share	$0.44	$0.55	$0.73	$0.47	$2.19
Diluted Earnings per Share	$0.44	$0.55	$0.72	$0.47	$2.18
Common Dividend Per Share	$0.2563	$0.2563	$0.2563	$0.2725	$1.0414
High/Low Common Stock Price	$69.92/$48.79	$72.41/$53.70	$69.89/$59.61	$76.08/$61.81

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

Index

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2021. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2021, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm (PCAOB ID 23) has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

February 25, 2022

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Index

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.EXECUTIVE COMPENSATION.

This Information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2021.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2021 and 2020.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2021.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer

Date:	February 25, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Vaughn L. McKoy
Vaughn L. McKoy
Director

By:	/s/ Ann L. Noble
Ann L. Noble
Director

By:	/s/ Walter G. Reinhard
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

10.16

Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.17(a)

Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.17(b)

Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29,2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.18

Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.19

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

10.21

Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.22

Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23

Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.24

Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.25	Prospectus Supplement, filed September 6, 2019, relating to the Middlesex Water Company Investment Plan.	333-233649
*10.26(a)

Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

*10.26(b)

Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

10.27(a)

Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.27(b)

Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.

10.28

Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.29

Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.30

Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.31

Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.32

Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.33

Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.34

Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.35

Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.36

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.37

Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.38

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.39

Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.40

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.41

Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.42

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated August 1, 2018, filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.43

Middlesex Water Company Note Relating To: The Construction Financing Loan Program of the New Jersey Infrastructure Bank f/k/a New Jersey Environmental Infrastructure Trust, dated September 12, 2018, filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.44	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company, filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.
10.45

Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company, filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

*10.46	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.47

Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc.

*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document