Form 10-Q
period 2022-03-31
MIDDLESEX WATER CO
filed 2022-04-29
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 2022: Common Stock, No Par Value: 17,559,204 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2022	2021

Operating Revenues	$36,196	$32,541

Operating Expenses:
Operations and Maintenance	19,139	18,356
Depreciation	5,622	4,832
Other Taxes	4,144	3,719

Total Operating Expenses	28,905	26,907

Gain on Sale of Subsidiary	5,232	-

Operating Income	12,523	5,634

Other Income:
Allowance for Funds Used During Construction	377	1,263
Other Income, net	1,379	775

Total Other Income, net	1,756	2,038

Interest Charges	1,850	1,738

Income before Income Taxes	12,429	5,934

Income Taxes	329	(973)

Net Income	12,100	6,907

Preferred Stock Dividend Requirements	30	30

Earnings Applicable to Common Stock	$12,070	$6,877

Earnings per share of Common Stock:
Basic	$0.69	$0.39
Diluted	$0.68	$0.39

Average Number of Common Shares Outstanding:
Basic	17,538	17,476
Diluted	17,653	17,591

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2022	2021
UTILITY PLANT:	Water Production	$235,675	$247,286
	Transmission and Distribution	692,368	697,200
	General	95,319	95,658
	Construction Work in Progress	37,455	24,947
	TOTAL	1,060,817	1,065,091
	Less Accumulated Depreciation	202,776	199,723
	UTILITY PLANT - NET	858,041	865,368

CURRENT ASSETS:	Cash and Cash Equivalents	3,294	3,533
	Accounts Receivable, net of allowance for uncollectible accounts of $2,530 and $2,574, respectively	13,480	15,311
	Unbilled Revenues	8,148	7,273
	Materials and Supplies (at average cost)	5,369	5,358
	Prepayments	2,574	2,880
	TOTAL CURRENT ASSETS	32,865	34,355

OTHER ASSETS:	Operating Lease Right of Use Asset	4,331	4,503
	Preliminary Survey and Investigation Charges	2,779	3,540
	Regulatory Assets	100,191	100,738
	Non-utility Assets - Net	11,310	11,428
	Other	67	83
	TOTAL OTHER ASSETS	118,678	120,292
	TOTAL ASSETS	$1,009,584	$1,020,015

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$225,092	$221,919
	Retained Earnings	152,790	145,807
	TOTAL COMMON EQUITY	377,882	367,726
	Preferred Stock	2,084	2,084
	Long-term Debt	306,518	306,520
	TOTAL CAPITALIZATION	686,484	676,330

CURRENT	Current Portion of Long-term Debt	6,710	6,731
LIABILITIES:	Notes Payable	15,000	13,000
	Accounts Payable	18,059	21,125
	Accrued Taxes	14,029	8,621
	Accrued Interest	1,960	1,986
	Unearned Revenues and Advanced Service Fees	1,320	1,330
	Other	2,591	3,826
	TOTAL CURRENT LIABILITIES	59,669	56,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	23,006	23,529
	Lease Obligations - Operating	4,200	4,367
	Accumulated Deferred Income Taxes	72,002	69,500
	Employee Benefit Plans	10,217	11,290
	Regulatory Liabilities	46,190	49,431
	Other	1,081	1,086
	TOTAL OTHER LIABILITIES	156,696	159,203

CONTRIBUTIONS IN AID OF CONSTRUCTION		106,735	127,863
	TOTAL CAPITALIZATION AND LIABILITIES	$1,009,584	$1,020,015

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,100	$6,907
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,825	6,296
Provision for Deferred Income Taxes and Investment Tax Credits	(2,137)	(2,359)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(202)	(732)
Cash Surrender Value of Life Insurance	187	27
Stock Compensation Expense	267	203
Gain on Sale of Subsidairy	(5,232)	-
Changes in Assets and Liabilities:
Accounts Receivable	1,831	1,860
Unbilled Revenues	(875)	(145)
Materials and Supplies	(11)	(81)
Prepayments	306	664
Accounts Payable	(3,066)	(6,029)
Accrued Taxes	5,408	3,887
Accrued Interest	(26)	173
Employee Benefit Plans	(653)	95
Unearned Revenue and Advanced Service Fees	(10)	(18)
Other Assets and Liabilities	(737)	(1,306)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,975	9,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $175 in 2022, $531 in 2021	(16,631)	(22,033)
Proceeds from Sale of Subsidary	3,122	-
NET CASH USED IN INVESTING ACTIVITIES	(13,509)	(22,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,228)	(1,324)
Proceeds from Issuance of Long-term Debt	1,250	687
Net Short-term Bank Borrowings	2,000	11,000
Deferred Debt Issuance Expense	(9)	(2)
Proceeds from Issuance of Common Stock	2,906	322
Payment of Common Dividends	(5,087)	(4,762)
Payment of Preferred Dividends	(30)	(30)
Construction Advances and Contributions-Net	(507)	505

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(705)	6,396
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(239)	(6,195)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,533	10,404
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,294	$4,209

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,401	$1,169
Non-Cash Consideration for Sale of Subsidiary	$2,100	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,038	$1,726
Interest Capitalized	$175	$531
Income Taxes	$125	$-

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2022	2021
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2022 - 17,551; 2021 - 17,522	$225,092	$221,919

Retained Earnings	152,790	145,807
TOTAL COMMON EQUITY	$377,882	$367,726

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00% - 5.50%, due 2023 - 2059	$203,440	$203,892
Amortizing Secured Notes, 3.94% - 7.05%, due 2028 - 2046	46,939	47,613
State Revolving Trust Notes, 2.00% - 4.22%, due 2022 - 2041	8,658	7,510
Construction Loans, 0.00%	52,131	52,131
SUBTOTAL LONG-TERM DEBT	311,168	311,146
Add: Premium on Issuance of Long-term Debt	7,172	7,271
Less: Unamortized Debt Expense	(5,112)	(5,166)
Less: Current Portion of Long-term Debt	(6,710)	(6,731)
TOTAL LONG-TERM DEBT	$306,518	$306,520

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	6,907	6,907
Dividend Reinvestment & Common Stock Purchase Plan	5	322	-	322
Restricted Stock Award - Net - Employees	-	203	-	203
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,762)	(4,762)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at March 31, 2021	17,478	$217,976	$130,872	$348,848

Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	-	-	12,100	12,100
Dividend Reinvestment & Common Stock Purchase Plan	29	2,906	-	2,906
Restricted Stock Award - Net - Employees	-	267	-	267
Cash Dividends on Common Stock ($0.2900 per share)	-	-	(5,087)	(5,087)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at March 31, 2022	17,551	$225,092	$152,790	$377,882

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

The consolidated notes within the 2021 Annual Report on Form 10-K (the 2021 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows for the three month periods ended March 31, 2022 and 2021. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company’s December 31, 2021 audited financial statements included in the 2021 Form 10-K.

Recent Developments

Regulatory Notice of Non-Compliance - In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health threat. However, Middlesex was required to notify its affected customers and complied in November 2021 as required by the regulation. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented a regulation relative to PFOA, the water distributed from the Park Avenue Wellfield Treatment Plant does meet the USEPA’s current health advisory level of 70 ppt and would meet the NJDEP’s pre-2021 standard guidance level of 40 ppt, which was not a regulation. Construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with an anticipated NJDEP standard, at a level which is unknown at this time, had already begun prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. The Company is in the process of implementing an acceleration of a portion of the Park Avenue Wellfield treatment upgrades in order to meet anticipated increases in the historical higher water demand periods during the summer months. This is also intended to result in compliance with the requirements of the Notice.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits.

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice.

While the Company believes monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is not in compliance with the requirements of the Notice by September 7, 2022.

Sale of Subsidiary – In January 2022, Middlesex closed on the Delaware Public Service Commission (DEPSC) approved sale of 100% of the common stock of its subsidiary Tidewater Environmental Services, Inc. to Artesian Wastewater Management, Inc. for $6.4 million in cash and other consideration, resulting in a $5.2 million pre-tax gain. The Company will continue to own and operate its non-regulated water and wastewater contract operations business in Delaware.

Coronavirus (COVID-19) Pandemic – On April 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended on March 7, 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. Since the ultimate rate treatment to be determined by the NJBPU regarding incremental costs related to COVID-19 is not definitively known at this time, the Company has not deferred any such costs. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Index

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase is being implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In March 2022, Middlesex filed a petition with the NJBPU seeking approval to set its PWAC tariff rate to recover additional costs of $3.7 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

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

Note 3 – Capitalization

Common Stock - For the three months ended March 31, 2022 and 2021, the Company received proceeds of $2.9 million and $0.3 million, respectively, for the issuance of shares of its common stock under the Middlesex Water Company Investment Plan (the Investment Plan). On September 1, 2021, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or August 1, 2022, whichever event occurs first. Through March 31, 2022, 60,096 shares have been purchased through the discounted offering. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

Index

Long-term Debt - Middlesex currently has two projects that are in the construction loan phase of the New Jersey State Revolving Fund (SRF) program:

1)

In April 2018, the NJBPU approved Middlesex’s request to participate in the New Jersey Infrastructure Bank (NJIB) loan program to fund the construction of a 4.5 mile large-diameter transmission pipeline from the Carl J. Olsen water treatment plant in Edison, New Jersey and interconnect with our distribution system. Middlesex closed on a $43.5 million NJIB interest-free construction loan in August 2018 and completed withdrawal of the proceeds in June 2021; and

2)

In March 2018, the NJBPU approved Middlesex’s request to participate in the NJIB loan program to fund the 2018 RENEW Program, which is an ongoing initiative to rehabilitate or replace water distribution mains in the Middlesex system. Middlesex closed on an $8.7 million interest-free NJIB construction loan in September 2018 and completed withdrawal of the proceeds in October 2019.

The Company anticipates that these two interest-free construction loans will be converted into long-term securitized loans by the NJIB during the second quarter of 2022.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware SRF Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan in December 2021 and began receiving disbursements in January 2022. Through March 31, 2022, Tidewater has drawn a total of $1.3 million and expects borrowing under this loan to continue through mid-2023. The final maturity date on the loan is 2044.

Index

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of First Mortgage Bonds (FMBs) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the FMBs in the table below are classified as Level 2 measurements. The carrying amount and fair value of the FMBs were as follows:

(Thousands of Dollars)
	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$98,441	$102,282	$98,828	$107,781

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes”, “State Revolving Trust Notes”, and “Construction Loans” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $212.7 million and $212.3 million at March 31, 2022 and December 31, 2021, respectively. Customer advances for construction have carrying amounts of $23.0 million and $23.5 million at March 31, 2022 and December 31, 2021, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	2022		2021
Basic:	Income	Shares	Income	Shares
Net Income	$12,100	17,538	$6,907	17,476
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$12,070	17,538	$6,877	17,476

Basic EPS	$0.69		$0.39

Diluted:
Earnings Applicable to Common Stock	$12,070	17,538	$6,877	17,476
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$12,087	17,653	$6,894	17,591

Diluted EPS	$0.68		$0.39

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

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2022	2021
Revenues:
Regulated	$33,325	$29,421
Non – Regulated	3,009	3,257
Inter-segment Elimination	(138)	(137)
Consolidated Revenues	$36,196	$32,541

Operating Income:
Regulated	$11,705	$4,716
Non – Regulated	818	918
Consolidated Operating Income	$12,523	$5,634

Net Income:
Regulated	$11,513	$6,240
Non – Regulated	587	667
Consolidated Net Income	$12,100	$6,907

Capital Expenditures:
Regulated	$16,585	$21,963
Non – Regulated	46	70
Total Capital Expenditures	$16,631	$22,033

	As of	As of
	March 31,	December 31,
	2022	2021
Assets:
Regulated	$1,015,059	$1,022,116
Non – Regulated	8,378	7,811
Inter-segment Elimination	(13,853)	(9,912)
Consolidated Assets	$1,009,584	$1,020,015

Index

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of March 31, 2022
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$-	$60.0	$60.0	Uncommitted	January 26, 2023
PNC Bank	15.0	53.0	68.0	Committed	January 31, 2024
CoBank	-	12.0	12.0	Committed	November 30, 2023
	$15.0	$125.0	$140.0

The interest rate for borrowings under the Bank of America and PNC Bank lines of credit is set using the Bloomberg Short-Term Bank Yield Index and adding a credit spread, which varies by financial institution. The interest rate for borrowings under the CoBank line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the Standard Overnight Financing Rate and adding a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.

The weighted average interest rate on the outstanding borrowings at March 31, 2022 under these credit lines is 1.20%.

The weighted average daily amounts of outstanding borrowings under the Company’s credit lines and the weighted average interest rates on those amounts were $13.4 million and $8.0 million at 1.12% and 1.12% for the three months ended March 31, 2022 and 2021, respectively.

The maturity dates for the $15.0 million outstanding as of March 31, 2022 are in April 2022 and May 2022 and were or are expected to be extended at the discretion of the Company.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2022	2021
Treated	$747	$877
Untreated	811	861
Total Costs	$1,558	$1,738

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	March 31, 2022	December 31, 2021
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.0)	(2.8)
Current ROU Asset	$4.3	$4.5

Index

The Company’s future minimum operating lease commitments as of March 31, 2022 are as follows:

(In Millions)
2022	$0.6
2023	0.8
2024	0.8
2025	0.8
2026	0.9
Thereafter	2.7
Total Lease Payments	$6.6
Imputed Interest	(1.7)
Present Value of Lease Payments	4.9
Less Current Portion*	(0.7)
Non-Current Lease Liability	$4.2

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $90 million for its construction program in 2022. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $39 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs and could be impacted if the effects of new variants of COVID-19 pandemic arise and continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1 - Coronavirus (COVID-19) Pandemic). There is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter - In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits (for further discussion of this matter, see Note 1 - Regulatory Notice of Non-Compliance).

Contingencies - Based on our operations in the heavily-regulated water and wastewater industries, the Company is routinely involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties related to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of any current or future loss contingencies.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount that is at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for a contribution, the participant must be employed by the Company on December 31st of the year to which the contribution relates. For each of the three month periods ended March 31, 2022 and 2021, the Company did not make Pension Plan cash contributions. The Company expects to make Pension Plan cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three month periods ended March 31, 2022 and 2021, the Company did not make Other Benefits Plan cash contributions. The Company expects to make additional Other Benefits Plan cash contributions of $0.8 million over the remainder of the current year.

Index

The following table sets forth information relating to the Company’s periodic cost (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2022	2021	2022	2021

Service Cost	$591	$674	$200	$229
Interest Cost	761	677	331	309
Expected Return on Assets	(1,760)	(1,556)	(887)	(786)
Amortization of Unrecognized Losses	418	717	-	132
Net Periodic Benefit Cost (Benefit)*	$10	$512	$(356)	$(116)

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

The Company’s regulated revenue from contracts with customers results from tariff-based sales from the provision of water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers as well as from accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data, regional weather indicators and general economic conditions in the relevant service territories. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.

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

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2022	2021
Regulated Tariff Sales
Residential	$19,152	$16,957
Commercial	4,427	3,576
Industrial	2,595	2,177
Fire Protection	3,120	3,104
Wholesale	3,964	3,539
Non-Regulated Contract Operations	2,900	3,151
Total Revenue from Contracts with Customers	$36,158	$32,504
Other Regulated Revenues	67	68
Other Non-Regulated Revenues	109	106
Inter-segment Elimination	(138)	(137)
Total Revenue	$36,196	$32,541

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of March 31, 2022, the Company’s income tax reserve provision and interest expense liability are $0.5 million and $0.2 million, respectively.

Index

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

cyber - attacks;

-

changes in the pace of housing development;

-

availability and cost of capital resources;

-

timely availability of materials and supplies for operations and critical infrastructure projects;

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

Index

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Bayview system provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company, provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 55,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a 10-year operations and maintenance contract expiring in June 2022. USA participated in the public proposal process for the Borough’s procurement of a new contract and a decision on this proposal is expected in the second quarter of 2022. In addition to performing day-to-day service operations, USA is responsible for billing, collections, customer service, emergency response and management of capital projects funded by Avalon. USA operates the Borough of Highland Park, New Jersey’s water and wastewater systems under a 10-year operations and maintenance contract expiring in June 2030. Under a marketing agreement with HomeServe USA Corp. (HomeServe) expiring in 2031, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative functions associated with HomeServe’s service contracts.

Index

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $90 million in 2022 in connection with projects that include, but are not limited to:

•

Construction of a facility to provide an enhanced treatment process at the Company’s largest New Jersey wellfield in South Plainfield to comply with new state water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and disinfection processes;

•

Replacement of approximately six miles of water mains including full main and service line replacements, meter pit installations and fire hydrant replacements in the Township of Woodbridge, New Jersey;

•

Upgrade of our Work and Asset Management Information Technology System;

•

Construction of two elevated water storage tanks in our Tidewater service territory; and

•

Various other water main replacements and improvements.

Regulatory Notice of Non-Compliance– In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health threat. However, Middlesex was required to notify its affected customers and complied in November 2021 as required by the regulation. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level (MCL) of 14 parts per trillion (ppt). Although the United States Environmental Protection Agency (USEPA) has not yet implemented a regulation relative to PFOA, the water distributed from the Park Avenue Wellfield Treatment Plant does meet the USEPA’s current health advisory level of 70 ppt and would meet the NJDEP’s pre-2021 standard guidance level of 40 ppt, which was not a regulation. Construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with an anticipated NJDEP standard, at a level which was unknown at that time, had already begun prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. The Company is in the process of implementing an acceleration of a portion of the Park Avenue Wellfield treatment upgrades in order to meet anticipated increases in the historical higher water demand periods during the summer months. This is also intended to result in compliance with the requirements of the Notice.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits.

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice.

While the Company believes monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey, or any of its agencies, from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is not in compliance with the requirements of the Notice by September 7, 2022.

Rate and Regulatory Matters - In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase is being implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In March 2022, Middlesex filed a petition with the NJBPU seeking approval to set its PWAC tariff rate to recover additional costs of $3.7 million for the purchase of treated water from a non-affiliated regulated water utility regulated by the NJBPU. We cannot predict whether the NJBPU will ultimately approve, deny or reduce the amount of our request.

Sale of Subsidiary - In January 2022, Middlesex closed on the Delaware Public Service Commission (DEPSC) approved sale of 100% of the common stock of its subsidiary Tidewater Environmental Services, Inc. (TESI) to Artesian Wastewater Management, Inc. for $6.4 million in cash and other consideration, resulting in a $5.2 million pre-tax gain. The Company will continue to own and operate its non-regulated water and wastewater contract operations business in Delaware.

COVID-19 – On April 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended on March 7, 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. Since the ultimate rate treatment to be determined by the NJBPU regarding incremental costs related to Covid-19 is not definitively known at this time, the Company has not deferred any such costs. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Index

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are evident in comparison discussions in the Results of Operations section below. Unfavorable weather patterns may occur at any time, which can result in lower customer demand for water. Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2022 in a variety of categories. These factors, among others, may require the need to file requests during 2022 for increases in customer rates.

An additional factor that we continue to actively monitor is the impact of new variants of COVID-19 on the general economy, our suppliers and our workforce (for further discussion of the impact of COVID-19 on the Company, see Recent Developments, COVID-19 above).

Overall, organic residential customer growth for our Tidewater system is expected to be above historical averages. However, builders and developers are experiencing longer home sales closing cycles due to supply chain issues.

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

Our strategy for profitable growth is focused on the following key areas:

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

Index

Results of Operations – Three Months Ended March 31, 2022

	(In Thousands)
	Three Months Ended March 31,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$33,296	$2,900	$36,196	$29,390	$3,151	$32,541
Operations and maintenance expenses	17,179	1,960	19,139	16,249	2,107	18,356
Depreciation expense	5,563	59	5,622	4,774	58	4,832
Other taxes	4,081	63	4,144	3,651	68	3,719
Gain on Sale Of Subsidiary	5,232	-	5,232	-	-	-
Operating income	11,705	818	12,523	4,716	918	5,634

Other income, net	1,702	54	1,756	1,979	59	2,038
Interest expense	1,850	-	1,850	1,738	-	1,738
Income taxes	44	285	329	(1,283)	310	(973)
Net income	$11,513	$587	$12,100	$6,240	$667	$6,907

Operating Revenues

Operating revenues for the three months ended March 31, 2022 increased $3.7 million from the same period in 2021 due to the following factors:

•

Middlesex System revenues increased $3.8 million due primarily to its approved base rate increase effective January 1, 2022;

•

Tidewater System revenues increased $0.7 million due to additional customers and a one-time customer credit refund issued in the first quarter of 2021, which were partially offset by lower customer demand and lower new customer connection fees;

•

The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $0.6 million; and

•

Non-regulated revenues decreased $0.2 million due to decreased supplemental services provided under operating contracts.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2022 increased $0.8 million from the same period in 2021 due to the following factors:

•

Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.3 million of additional non-labor costs;

•

Labor costs increased $0.3 million due to higher overtime for Middlesex system main breaks and wage increases;

•

Water treatment costs increased $0.3 million due to weather-driven changes in water quality;

•

Employee benefit expenses decreased $0.4 million primarily due to lower actuarially-determined retirement benefit plans service expense; and

•

All other operation and maintenance expense categories increased $0.3 million.

Depreciation

Depreciation expense for the three months ended March 31, 2022 increased $0.8 million from the same period in 2021 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2022 increased $0.4 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022 (for further discussion on the sales transaction, see Recent Developments, Sale of Subsidiary above).

Index

Other Income, net

Other Income, net for the three months ended March 31, 2022 decreased $0.3 million from the same period in 2021 primarily attributable to $0.9 million of lower Allowance for Funds Used During Construction due to a lower number of construction projects, partially offset by $0.6 million of higher actuarially-determined retirement benefit plans non-service benefit.

Interest Charges

Interest charges for the three months ended March 31, 2022 increased $0.1 million from the same period in 2021 due to higher average short-term and long-term debt outstanding in 2022 as compared to 2021.

Income Taxes

Income taxes for the three months ended March 31, 2022 increased by $1.3 million from the same period in 2021, primarily due to income taxes on the gain on the sale of the subsidiary and higher pre-tax operating income. Partially offsetting the taxes on the sales gain were higher income tax benefits associated with increased repair expenditures on tangible property owned by Middlesex.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2022 increased $5.2 million as compared with the same period in 2021. Basic earnings per share were $0.69 and $0.39 for the three months ended March 31, 2022 and 2021, respectively. Diluted earnings per share were $0.68 and $0.39 for the three months ended March 31, 2022 and 2021, respectively

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and growth. The effect of those factors on net income is discussed in “Results of Operations.”

Operating Cash Flows

For the three months ended March 31, 2022, cash flows from operating activities increased $4.5 million to $14.0 million. The increase in cash flows from operating activities primarily resulted from the timing of payments to vendors.

Investing Cash Flows

For the three months ended March 31, 2022, cash flows used in investing activities decreased $8.5 million to $13.5 million. The decrease in cash flows used in investing activities resulted from decreased utility plant expenditures and cash received from the sale of Middlesex's regulated wastewater subsidiary in January 2022 (for further discussion on the sales transaction, see Recent Developments, Sale of Subsidiary above).

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2022, cash flows used in financing activities increased $7.1 million to $0.7 million. The increase in cash flows used in financing activities is due to a reduction in net short-term bank borrowings partially offset by increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

Index

The capital investment program for 2022 is currently estimated to be approximately $90 million. Through March 31, 2022 we have expended $17 million and expect to incur approximately $73 million for capital projects for the remainder of 2022.

We currently project that we may expend approximately $139 million for capital projects in 2023 and 2024. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and, could be impacted if new variants of the COVID-19 pandemic arise and continue for an extended period of time.

To pay for our capital program for the remainder of 2022, we plan on utilizing some or all of the following:

•

Internally generated funds;

•

Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of March 31, 2022, there was $125.0 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);

•

Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality and system improvement;

•

Proceeds from the sale and issuance of First Mortgage Bonds in private placement offerings; and

•

Proceeds from the Company Investment Plan.

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

Item 3.Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2023 to 2059. Over the next twelve months, approximately $6.7 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Index

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2021 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On April 21, 2022, the Judge granted Vera’s Motion for Class Certification and granted in part and denied in part Middlesex’s Motion to Dismiss.

Lonsk et al. v. Middlesex Water Company and 3M Company - On March 4, 2022, Middlesex filed a Motion to Dismiss Plaintiffs’ complaint. On April 15, 2022, Plaintiffs filed an Amended Complaint. Motions to Dismiss or Answers to Plaintiffs’ Amended Complaint are due on May 16, 2022.

Item 1A.Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Form 10-K.

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

Date: April 29, 2022