Form 10-Q
period 2022-06-30
MIDDLESEX WATER CO
filed 2022-07-29
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 29, 2022: Common Stock, No Par Value: 17,609,794 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating Revenues	$39,683	$36,701	$75,879	$69,242

Operating Expenses:
Operations and Maintenance	19,557	17,959	38,695	36,315
Depreciation	5,670	5,187	11,292	10,019
Other Taxes	4,368	3,741	8,512	7,460

Total Operating Expenses	29,595	26,887	58,499	53,794

Gain on Sale of Subsidiary	-	-	5,232	-

Operating Income	10,088	9,814	22,612	15,448

Other Income (Expense):
Allowance for Funds Used During Construction	548	768	926	2,031
Other Income (Expense), net	1,396	790	2,773	1,564

Total Other Income, net	1,944	1,558	3,699	3,595

Interest Charges	2,369	2,070	4,219	3,808

Income before Income Taxes	9,663	9,302	22,092	15,235

Income Taxes	795	(1,621)	1,124	(2,593)

Net Income	8,868	10,923	20,968	17,828

Preferred Stock Dividend Requirements	30	30	60	60

Earnings Applicable to Common Stock	$8,838	$10,893	$20,908	$17,768

Earnings per share of Common Stock:
Basic	$0.50	$0.62	$1.19	$1.02
Diluted	$0.50	$0.62	$1.18	$1.01

Average Number of Common Shares Outstanding:
Basic	17,583	17,488	17,560	17,482
Diluted	17,698	17,603	17,675	17,597

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2022	2021
UTILITY PLANT:	Water Production	$244,593	$247,286
	Transmission and Distribution	703,360	697,200
	General	95,782	95,658
	Construction Work in Progress	41,974	24,947
	TOTAL	1,085,709	1,065,091
	Less Accumulated Depreciation	206,781	199,723
	UTILITY PLANT - NET	878,928	865,368

CURRENT ASSETS:	Cash and Cash Equivalents	4,320	3,533
	Accounts Receivable, net of allowance for uncollectible accounts of $2,656 and $2,574, respectively	14,629	15,311
	Unbilled Revenues	10,289	7,273
	Materials and Supplies (at average cost)	5,707	5,358
	Prepayments	4,075	2,880
	TOTAL CURRENT ASSETS	39,020	34,355

OTHER ASSETS:	Operating Lease Right of Use Asset	4,161	4,503
	Preliminary Survey and Investigation Charges	2,639	3,540
	Regulatory Assets	102,023	100,738
	Non-utility Assets - Net	11,155	11,428
	Other	92	83
	TOTAL OTHER ASSETS	120,070	120,292
	TOTAL ASSETS	$1,038,018	$1,020,015

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$229,037	$221,919
	Retained Earnings	156,531	145,807
	TOTAL COMMON EQUITY	385,568	367,726
	Preferred Stock	2,084	2,084
	Long-term Debt	305,411	306,520
	TOTAL CAPITALIZATION	693,063	676,330

CURRENT	Current Portion of Long-term Debt	7,814	6,731
LIABILITIES:	Notes Payable	27,500	13,000
	Accounts Payable	24,249	21,125
	Accrued Taxes	12,514	8,621
	Accrued Interest	2,155	1,986
	Unearned Revenues and Advanced Service Fees	1,495	1,330
	Other	3,102	3,826
	TOTAL CURRENT LIABILITIES	78,829	56,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	22,919	23,529
	Lease Obligations - Operating	4,036	4,367
	Accumulated Deferred Income Taxes	74,471	69,500
	Employee Benefit Plans	9,143	11,290
	Regulatory Liabilities	46,418	49,431
	Other	1,082	1,086
	TOTAL OTHER LIABILITIES	158,069	159,203

CONTRIBUTIONS IN AID OF CONSTRUCTION		108,057	127,863
	TOTAL CAPITALIZATION AND LIABILITIES	$1,038,018	$1,020,015

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,968	$17,828
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,401	12,900
Provision for Deferred Income Taxes and Investment Tax Credits	(3,256)	(7,852)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(532)	(1,171)
Cash Surrender Value of Life Insurance	445	(109)
Stock Compensation Expense	909	760
Gain on Sale of Subsidiary	(5,232)	-
Changes in Assets and Liabilities:
Accounts Receivable	682	1,289
Unbilled Revenues	(3,016)	(1,752)
Materials & Supplies	(349)	451
Prepayments	(1,195)	(1,572)
Accounts Payable	3,124	(7,343)
Accrued Taxes	3,893	2,082
Accrued Interest	170	31
Employee Benefit Plans	(1,310)	790
Unearned Revenue & Advanced Service Fees	165	149
Other Assets and Liabilities	(2,006)	(1,902)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,861	14,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $394 in 2022 and $860 in 2021	(39,343)	(46,500)
Proceeds from Sale of Subsiary	3,122	-
NET CASH USED IN INVESTING ACTIVITIES	(36,221)	(46,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,162)	(2,332)
Proceeds from Issuance of Long-term Debt	2,287	1,595
Net Short-term Bank Borrowings	14,500	29,500
Deferred Debt Issuance Expense	(82)	(14)
Proceeds from Issuance of Common Stock	7,039	596
Payment of Common Dividends	(10,184)	(9,527)
Payment of Preferred Dividends	(60)	(60)
Construction Advances and Contributions-Net	(1,191)	7,946

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,147	27,704
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	787	(4,217)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,533	10,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,320	$6,189

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,321	$3,357
Non-Cash Consideration for Sale of Subsidiary	$2,100	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$4,245	$3,975
Interest Capitalized	$394	$860
Income Taxes	$575	$2,320

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2022	2021
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2022 - 17,604; 2021 - 17,522	$229,037	$221,919

Retained Earnings	156,531	145,807
TOTAL COMMON EQUITY	$385,568	$367,726

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00% - 5.50%, due 2023 - 2059	$255,641	$203,892
Amortizing Secured Notes, 3.94% - 7.05%, due 2028 - 2046	46,266	47,613
State Revolving Trust Notes, 2.00% - 4.22%, due 2022 - 2041	9,365	7,510
Construction Loans, 0.00%	-	52,131
SUBTOTAL LONG-TERM DEBT	311,272	311,146
Add: Premium on Issuance of Long-term Debt	7,072	7,271
Less: Unamortized Debt Expense	(5,119)	(5,166)
Less: Current Portion of Long-term Debt	(7,814)	(6,731)
TOTAL LONG-TERM DEBT	$305,411	$306,520

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended June 30, 2021
Balance at April 1, 2021	17,478	$217,977	$130,873	$348,850
Net Income	-	-	10,923	10,923
Dividend Reinvestment & Common Stock Purchase Plan	3	272	-	272
Restricted Stock Award - Net - Employees	6	(394)	-	(394)
Restricted Stock Award - Board of Directors	3	245	-	245
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,768)	(4,768)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at June 30, 2021	17,490	$218,100	$136,998	$355,098

For the Six Months Ended June 30, 2021
Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	17,828	17,828
Dividend Reinvestment & Common Stock Purchase Plan	8	596	-	596
Restricted Stock Award - Net - Employees	6	(192)	-	(192)
Restricted Stock Award - Board of Directors	3	245		245
Cash Dividends on Common Stock ($0.5450 per share)	-	-	(9,527)	(9,527)
Cash Dividends on Preferred Stock	-	-	(60)	(60)
Balance at June 30, 2021	17,490	$218,100	$136,998	$355,098

For the Three Months Ended June 30, 2022
Balance at April 1, 2022	17,551	$225,092	$152,790	$377,882
Net Income	-	-	8,868	8,868
Dividend Reinvestment & Common Stock Purchase Plan	47	4,134	-	4,134
Restricted Stock Award - Net - Employees	3	(469)	-	(469)
Restricted Stock Award - Board of Directors	3	280	-	280
Cash Dividends on Common Stock ($0.2900 per share)	-	-	(5,097)	(5,097)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at June 30, 2022	17,604	$229,037	$156,531	$385,568

For the Six Months Ended June 30, 2022
Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	-	-	20,968	20,968
Dividend Reinvestment & Common Stock Purchase Plan	76	7,039	-	7,039
Restricted Stock Award - Net - Employees	3	(201)	-	(201)
Restricted Stock Award - Board of Directors	3	280	-	280
Cash Dividends on Common Stock ($0.5800 per share)	-	-	(10,184)	(10,184)
Cash Dividends on Preferred Stock	-	-	(60)	(60)
Balance at June 30, 2022	17,604	$229,037	$156,531	$385,568

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

The consolidated notes within the 2021 Annual Report on Form 10-K (the 2021 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2022, the results of operations for the three month and six month periods ended June 30, 2022 and 2021 and cash flows for the six month periods ended June 30, 2022 and 2021. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company’s December 31, 2021 audited financial statements included in the 2021 Form 10-K.

Recent Developments

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health threat. However, Middlesex was required to notify its affected customers and complied in November 2021 as required by the regulation. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022. Middlesex has provided current sampling results to the NJDEP indicating compliance with the new standard and is awaiting confirmation from the NJDEP.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level of 14 parts per trillion. Construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard had already begun prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. Simultaneously, the Company began design of an acceleration of a portion of the Park Avenue Wellfield treatment upgrades to meet anticipated increases in the historical higher water demand periods during the summer months.

In June 2022, Phase 1 construction of an advanced treatment facility at its Park Avenue Wellfield was completed and the treatment facility is effectively treating ground water to ensure compliance with all state and federal drinking water standards. Working in coordination with the NJDEP, Middlesex has begun a phased, start-up of its Park Avenue Wellfield and is successfully introducing treated water into the distribution system. Water being delivered to customers is in compliance with all USEPA and NJDEP drinking water standards, including the newly established water quality standard for PFOA. The Park Avenue wells had been turned off since December 2021 when the Company had begun providing additional water from its surface water treatment plant and other sources. This plan to turn on, and treat, certain wells to support normal heightened seasonal demand was met with full approval from state regulatory agencies.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company has taken this action in addition to a separate lawsuit the Company initiated against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice. The Company is currently awaiting a decision on this matter from the NJBPU.

While the Company believes monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is unable to maintain compliance with the requirements of the Notice by September 7, 2022.

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

Coronavirus (COVID-19) Pandemic – On April 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. Since March 2020, the Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. Since the ultimate rate treatment to be determined by the NJBPU and the DEPSC regarding incremental costs related to COVID-19 is not definitively known at this time, the Company has not deferred any such costs. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

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

Tidewater – On June 23, 2022, the Delaware Division of the Public Advocate filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater has been earning above its authorized rate of return. Tidewater intends to vigorously defend against this proposed rate reduction based on current and near-term anticipated increases in operating costs and capital investments. Tidewater cannot predict whether the DEPSC will ultimately approve, deny or reduce the amount of the requested rate reduction.

In June 2022, Tidewater notified the DEPSC of its intention to likely file for a base water rate increase in the first quarter of 2023 based on projected increases in operational expenses and capital spending.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. The timing of the final decision by the Pennsylvania Court and the final adjudication of this matter cannot be predicted at this time.

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Index

Note 3 – Capitalization

Common Stock –During the six months ended June 30, 2022 and 2021, there were 76,550 common shares (approximately $7.0 million) and 7,787 common shares (approximately $0.6 million) respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). The 3% purchase discount offering period on the Company’s common stock through the Investment Plan is set to expire on August 1, 2022. 200,000 shares were originally allocated to the offering and there remains approximately 93,000 shares available as of June 30, 2022. The discount applies to all common stock purchases made under the Investment Plan during the discount period, whether by optional cash payment or by dividend reinvestment.

Long-term Debt – In May 2022, Middlesex repaid its two outstanding New Jersey Infrastructure Bank (NJIB) construction loans by issuing First Mortgage Bonds (FMBs) to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware State Revolving Fund (SRF) Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan at an interest rate of 2.0% in December 2021 and began receiving disbursements in January 2022. Through June 30, 2022, Tidewater has drawn a total of $2.2 million and expects borrowing under this loan to continue through mid-2023. The final maturity date on the loan is 2044.

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

(Thousands of Dollars)
	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$150,642	$149,500	$98,828	$107,781

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note”, “State Revolving Trust Bond”, “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $160.6 million and $212.3 million at June 30, 2022 and December 31, 2021, respectively. Customer advances for construction have carrying amounts of $22.9 million and $23.5 million at June 30, 2022 and December 31, 2021, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

Index

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2022		2021
Basic:	Income	Shares	Income	Shares
Net Income	$8,868	17,583	$10,923	17,488
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$8,838	17,583	$10,893	17,488

Basic EPS	$0.50		$0.62

Diluted:
Earnings Applicable to Common Stock	$8,838	17,583	$10,893	17,488
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$8,855	17,698	$10,910	17,603

Diluted EPS	$0.50		$0.62

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2022		2021
Basic:	Income	Shares	Income	Shares
Net Income	$20,968	17,560	$17,828	17,482
Preferred Dividend	(60)		(60)
Earnings Applicable to Common Stock	$20,908	17,560	$17,768	17,482

Basic EPS	$1.19		$1.02

Diluted:
Earnings Applicable to Common Stock	$20,908	17,560	$17,768	17,482
$7.00 Series Preferred Dividend	34	115	34	115
Adjusted Earnings Applicable to Common Stock	$20,942	17,675	$17,802	17,597

Diluted EPS	$1.18		$1.01

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

Index

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2022	2021	2022	2021
Revenues:
Regulated	$37,037	$33,609	$70,361	$63,030
Non – Regulated	2,875	3,405	5,885	6,662
Inter-segment Elimination	(229)	(313)	(367)	(450)
Consolidated Revenues	$39,683	$36,701	$75,879	$69,242

Operating Income:
Regulated	$9,336	$8,711	$21,043	$13,427
Non – Regulated	752	1,103	1,569	2,021
Consolidated Operating Income	$10,088	$9,814	$22,612	$15,448

Net Income:
Regulated	$8,314	$10,108	$19,814	$16,347
Non – Regulated	554	815	1,154	1,481
Consolidated Net Income	$8,868	$10,923	$20,968	$17,828

Capital Expenditures:
Regulated	$22,549	$24,391	$39,134	$46,354
Non – Regulated	163	76	209	146
Total Capital Expenditures	$22,712	$24,467	$39,343	$46,500

	As of	As of
	June 30,	December 31,
	2022	2021
Assets:
Regulated	$1,046,001	$1,022,116
Non – Regulated	6,595	7,811
Inter-segment Elimination	(14,578)	(9,912)
Consolidated Assets	$1,038,018	$1,020,015

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of June 30, 2022				Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$2.0	$58.0	$60.0	Uncommitted	January 26, 2023
PNC Bank	25.5	42.5	68.0	Committed	January 31, 2024
CoBank	-	12.0	12.0	Committed	November 30, 2023
	$27.5	$112.5	$140.0

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

Index

The weighted average interest rate on the outstanding borrowings at June 30, 2022 under these credit lines is 2.16%.

The weighted average daily amounts of borrowings outstanding under the Company’s lines of credit and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Daily Amounts Outstanding	$20,527	$19,665	$17,006	$13,843
Weighted Average Interest Rates	1.88%	1.18%	1.58%	1.16%

The maturity dates for the $27.5 million outstanding as of June 30, 2022 are in July 2022 and August 2022 and were or are expected to be extended at the discretion of the Company.

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

Middlesex has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Treated	$785	$871	$1,531	$1,748
Untreated	739	782	1,550	1,642
Total Costs	$1,524	$1,653	$3,081	$3,390

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended June 30, 2022 and 2021, respectively and $0.4 million for each of the six months ended June 30, 2022 and 2021, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of June 30, 2022	As of December 31, 2021
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.1)	(2.8)
Current ROU Asset	$4.2	$4.5

The Company’s future minimum operating lease commitments as of June 30, 2022 are as follows:

(In Millions)
2022	$0.4
2023	0.8
2024	0.8
2025	0.8
2026	0.9
Thereafter	2.7
Total Lease Payments	$6.4
Imputed Interest	(1.7)
Present Value of Lease Payments	4.7
Less Current Portion*	(0.7)
Non-Current Lease Liability	$4.0

*Included in Other Current Liabilities

Construction - The Company has forecasted to spend approximately $90 million for its construction program in 2022. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $35 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs and could be impacted if the effects of new variants of COVID-19 pandemic arise and continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1 - Coronavirus (COVID-19) Pandemic). There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three- and six-month periods ended June 30, 2022 and 2021, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits - The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For the three- month and six-month periods ended June 30, 2022 and 2021, the Company did not make Other Benefits Plan cash contributions. The Company does not expect to make any additional Other Benefits Plan cash contributions over the remainder of the current calendar year.

The following tables set forth information relating to the Company’s periodic costs for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2022	2021	2022	2021

Service Cost	$591	$674	$200	$229
Interest Cost	761	677	331	309
Expected Return on Assets	(1,760)	(1,556)	(887)	(786)
Amortization of Unrecognized Losses	418	717	-	132
Net Periodic Benefit Cost (Benefit)*	$10	$512	$(356)	$(116)

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2022	2021	2022	2021

Service Cost	$1,181	$1,348	$399	$458
Interest Cost	1,521	1,353	663	618
Expected Return on Assets	(3,520)	(3,114)	(1,773)	(1,571)
Amortization of Unrecognized Losses	837	1,434	-	264
Net Periodic Benefit Cost (Benefit)*	$19	$1,021	$(711)	$(231)

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

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Regulated Tariff Sales
Residential	$21,508	$20,238	$40,659	$37,195
Commercial	5,203	4,108	9,630	7,684
Industrial	2,700	2,143	5,295	4,320
Fire Protection	3,173	3,161	6,294	6,265
Wholesale	4,297	3,718	8,260	7,256
Non-Regulated Contract Operations	2,765	3,298	5,665	6,449
Total Revenue from Contracts with Customers	$39,646	$36,666	$75,803	$69,169
Other Regulated Revenues	156	241	223	310
Other Non-Regulated Revenues	110	107	220	213
Inter-segment Elimination	(229)	(313)	(367)	(450)
Total Revenue	$39,683	$36,701	$75,879	$69,242

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. As of June 30, 2022, the Company’s income tax reserve provision and interest expense liability are $0.5 million and $0.2 million, respectively.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of quality water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards and compliance with related legal and regulatory requirements;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	cyber-attacks;
-	changes in the pace of new housing development;
-	availability and cost of capital resources;
-	timely availability of materials and supplies for operations and critical infrastructure projects;
-	impact of the Novel Coronavirus (COVID-19) pandemic; and
-	other factors discussed elsewhere in this report.

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

Overview

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and provide regulated wastewater services in New Jersey. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater service we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All municipal or commercial entities whose utility operations are managed by these entities however, are subject to environmental regulation at the federal and state levels.

Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company and Pinelands Wastewater Company provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 56,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 7,200 customers in Kent and Sussex Counties through various operations and maintenance contracts.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract that expired on June 30, 2022. USA participated in the public proposal process for Avalon’s procurement of a new contract and was awarded the expected ten-year contract to continue to operate Avalon’s water utility, sewer utility and storm water system. On June 28, 2022, USA and Avalon agreed to a 90-day continuance of the original contract until a new contract is finalized. In addition to performing day-to-day operations, USA is responsible for emergency response and management of capital projects funded by Avalon. USA operates the Borough of Highland Park, New Jersey’s water and wastewater systems under a 10-year operations and maintenance contract expiring in June 2030.

Under a marketing agreement with HomeServe USA (HomeServe) expiring in 2031, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service

Index

fee for the billing, cash collection and other administrative functions associated with HomeServe’s service contracts.

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $90 million in 2022 in connection with projects that include, but are not limited to:

•	New facility to provide an enhanced treatment process at the Company’s largest New Jersey wellfield in South Plainfield to comply with new state water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and disinfection processes;
•	Replacement of approximately six miles of water mains including full main and service line replacements, meter pit installations and fire hydrant replacements in the Township of Woodbridge, New Jersey;
•	Upgrade of our Work and Asset Management Information Technology System;
•	Two new elevated water storage tanks in our Tidewater service territory; and
•	Various other water main replacements and improvements.

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex has characterized this exceedance as an acute health threat. However, Middlesex was required to notify its affected customers and complied in November 2021, as required by the regulation. Further, the Notice required the Company to take any action necessary to comply with the new standard by September 7, 2022. Middlesex has provided current sampling results to the NJDEP indicating compliance with the new standard and is awaiting confirmation from the NJDEP.

The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level of 14 parts per trillion. Construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard had already begun prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. Simultaneously, the Company began design of an acceleration of a portion of the Park Avenue Wellfield treatment upgrades to meet anticipated increases in the historical higher water demand periods during the summer months.

In June 2022, Phase 1 construction of an advanced treatment facility at its Park Avenue Wellfield was completed and the treatment facility is effectively treating ground water to ensure compliance with all state and federal drinking water standards. Working in coordination with the NJDEP, Middlesex has begun a phased, start-up of its Park Avenue Wellfield and is successfully introducing treated water into the distribution system. Water being delivered to customers is in compliance with all USEPA and NJDEP drinking water standards, including the newly established water quality standard for PFOA. The Park Avenue wells had been turned off since December 2021 when the Company had begun providing additional water from its surface water treatment plant and other sources. This plan to turn on, and treat, certain wells to support normal heightened seasonal demand was met with full approval from state regulatory agencies.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process

Index

and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company has taken this action in addition to a separate lawsuit the Company initiated against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice. The Company is currently awaiting a decision on this matter from the NJBPU.

While the Company believes monetary penalties are unlikely, the issuance of the Notice does not preclude the State of New Jersey or any of its agencies from initiating formal administrative and/or judicial enforcement action, including assessment of penalties of up to $25,000 per day per offense if the Company is unable to maintain compliance with the requirements of the Notice by September 7, 2022.

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

Tidewater – On June 23, 2022, the Delaware Division of the Public Advocate filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater has been earning above its authorized rate of return. Tidewater intends to vigorously defend against this proposed rate reduction based on current and near-term anticipated increases in operating costs and capital investments. Tidewater cannot predict whether the DEPSC will ultimately approve, deny or reduce the amount of the requested rate reduction.

In June 2022, Tidewater notified the DEPSC of its intention to file for a base water rate increase in the first quarter of 2023 based on projected increases in operational expenses and capital spending.

COVID-19 – On April 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to-date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

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

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are discussed in the Results of Operations section below. Unfavorable weather pattern may occur at any time, which can result in lower customer demand for water. Due to an extended period of dry and high temperature weather conditions in New Jersey, on July 21, 2022, the Company issued a request to its customers located in our Middlesex system located in central New Jersey to voluntarily limit non-essential water use until further notice.

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2022 in a variety of categories. Our Tidewater subsidiary has objected to a request before the DEPSC to reduce its base rates charged to customers (for further discussion of the impact of this on the Company, see Rate and Regulatory Matters, Tidewater above). These factors, among others, may require the need to file requests during 2022 and early 2023 for increases in customer rates.

An additional factor that we continue to actively monitor is the impact of new variants of COVID-19 on the general economy, our suppliers and our workforce (for further discussion of the impact of COVID-19 on the Company, see Recent Developments, COVID-19 above).

Overall, organic residential customer growth continues in our Tidewater system but is expected to be impacted by the current and evolving economic market conditions. Builders and developers are already experiencing longer home sales closing cycles due to supply chain issues, which may be further affected by inflationary trends and the government’s plan to address it through interest rates.

The Company has projected to spend approximately $232 million for the 2022-2024 capital investment program, including approximately $39 million for PFAS-related treatment upgrades in the Middlesex System, $33 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $13 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems and $10 million for the rehabilitation and other improvements associated with Middlesex’s primary field operations and inventory facilities.

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

Index

federal and state environmental, water and wastewater quality and other associated legal and regulatory requirements.

The segments in the tables included below consist of the following companies: Regulated-Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated-USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended June 30, 2022

	(In Thousands)
	Three Months Ended June 30,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$36,918	$2,765	$39,683	$33,403	$3,298	$36,701
Operations and maintenance expenses	17,667	1,890	19,557	15,876	2,083	17,959
Depreciation expense	5,608	62	5,670	5,134	53	5,187
Other taxes	4,307	61	4,368	3,682	59	3,741
Operating income	9,336	752	10,088	8,711	1,103	9,814

Other income, net	1,878	66	1,944	1,490	68	1,558
Interest expense	2,370	(1)	2,369	2,070	—	2,070
Income taxes	530	265	795	(1,977)	356	(1,621)
Net income	$8,314	$554	$8,868	$10,108	$815	$10,923

Operating Revenues

Operating revenues for the three months ended June 30, 2022 increased $3.0 million from the same period in 2021 due to the following factors:

•	Middlesex System revenues increased $4.4 million due to its approved base rate increase effective January 1, 2022;
•	Tidewater System revenues decreased $0.1 million due to lower new customer connection fees;
•	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $0.7 million;
•	Non-regulated revenues decreased $0.5 million primarily due to lower supplemental contract services; and
•	All other operating revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2022 increased $1.6 million from the same period in 2021 due to the following factors:

•	Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.2 million of additional non-labor costs;
•	Labor costs increased by $0.5 million due to wage increases;
•	Costs for employee benefits increased $0.4 million due to market fluctuations in the cash surrender value of life insurance policies; and
•	Variable production costs increased $0.4 million primarily due to weather-driven changes in water quality and higher chemical prices; and
•	All other operation and maintenance expense categories increased $0.1 million.

Index

Depreciation

Depreciation expense for the three months ended June 30, 2022 increased $0.5 million from the same period in 2021 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended June 30, 2022 increased $0.6 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2022 increased $0.4 million from the same period in 2021 due primarily to $0.6 million of higher actuarially-determined retirement benefit plans non-service benefit partially offset by $0.2 million of lower Allowance for Funds Used During Construction (AFUDC) resulting from a lower level of capital projects in progress.

Interest Charges

Interest charges for the three months ended June 30, 2022 increased $0.3 million from the same period in 2021 due to higher average short-term and long-term debt outstanding in 2022 as compared to 2021.

Income Taxes

Income taxes for the three months ended June 30, 2022 increased by $2.4 million from the same period in 2021, primarily due to lower income tax benefits caused by reduced repair expenditures on tangible property in the Middlesex system and the expiration of income tax benefits associated with the adoption of Internal Revenue Service (“IRS”) tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2022 decreased $2.1 million as compared with the same period in 2021. Basic and diluted earnings per share were $0.50 and $0.62 for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations – Six Months Ended June 30, 2022

	(In Thousands)
	Six Months Ended June 30,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$70,214	$5,665	$75,879	$62,794	$6,448	$69,242
Operations and maintenance expenses	34,845	3,850	38,695	32,125	4,190	36,315
Depreciation expense	11,171	121	11,292	9,909	110	10,019
Other taxes	8,387	125	8,512	7,333	127	7,460
Gain on Sale of Subsidiary	5,232	—	5,232	—	—	—
Operating income	21,043	1,569	22,612	13,427	2,021	15,448

Other income, net	3,565	134	3,699	3,469	126	3,595
Interest expense	4,220	(1)	4,219	3,808	—	3,808
Income taxes	574	550	1,124	(3,259)	666	(2,593)
Net income	$19,814	$1,154	$20,968	$16,347	$1,481	$17,828

Index

Operating Revenues

Operating revenues for the six months ended June 30, 2022 increased $6.6 million from the same period in 2021 due to the following factors:

•	Middlesex System revenues increased $8.1 million due to its approved base rate increase effective January 1, 2022;
•	Tidewater System revenues increased $0.6 million due to additional customers and a one-time customer credit issued in the first quarter of 2021 partially offset by lower demand per customer and lower new customer connection fees;
•	Non-regulated revenues decreased $0.8 million due to lower supplemental contract services; and
•	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $1.3 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2022 increased $2.4 million from the same period in 2021 due to the following factors:

•	Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.4 million of additional non-labor costs and $0.2 million of overtime labor charges;
•	Labor costs also increased by $0.5 million due to wage increases;
•	Costs for employee benefits increased $0.6 million due to market fluctuations in the cash surrender value of life insurance policies;
•	Variable production costs increased $0.3 million primarily due to weather-driven changes in water quality and higher chemical prices; and
•	All other operation and maintenance expense categories increased $0.4 million.

Depreciation

Depreciation expense for the six months ended June 30, 2022 increased $1.3 million from the same period in 2021 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2022 increased $1.1 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the six months ended June 30, 2022 increased $0.1 million from the same period in 2021 primarily due to $1.2 million of higher actuarially-determined retirement benefit plans non-service benefit mostly offset by $1.1 million of lower AFUDC resulting from a reduced level of capital projects in progress.

Interest Charges

Interest charges for the six months ended June 30, 2022 increased $0.4 million from the same period in 2021 due to higher long-term and short-term debt outstanding in 2022 as compared to 2021.

Index

Income Taxes

Income taxes for the six months ended June 30, 2022 increased by $3.7 million from the same period in 2021, primarily due to income taxes on the gain on the sale of a subsidiary, higher pre-tax operating income and the expiration of income tax benefits associated with the adoption of IRS tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018. Partially offsetting these increases were greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2022 increased $3.1 million as compared with the same period in 2021. Basic earnings per share were $1.19 and $1.02 for the six months ended June 30, 2022 and 2021, respectively. Diluted earnings per share were $1.18 and $1.01 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

Operating Cash Flows

For the six months ended June 30, 2022, cash flows from operating activities increased $12.3 million to $26.9 million. The increase in cash flows from operating activities primarily resulted from the timing of payments to vendors and reduced income tax payments.

Investing Cash Flows

For the six months ended June 30, 2022, cash flows used in investing activities decreased $10.3 million to $36.2 million. The decrease in cash flows used in investing activities resulted from decreased utility plant expenditures and cash received from the sale of Middlesex’s regulated wastewater subsidiary in January 2022.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2022, cash flows from financing activities decreased $17.6 million to $10.1 million. The decrease in cash flows provided by financing activities is due to a reduction in net short-term bank borrowings and lower net customer advances and contributions partially offset by increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2022 is currently estimated to be approximately $90 million. Through June 30, 2022 we have expended $39 million and expect to incur approximately $51 million for capital projects for the remainder of 2022.

We currently project that we may expend approximately $142 million for capital projects in 2023 and 2024. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project

Index

scope and costs and, could be impacted if new variants of the COVID-19 pandemic arise and continue for an extended period of time.

To pay for our capital program for the remainder of 2022, we plan on utilizing some or all of the following:

•	Internally generated funds;
•	Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of June 30, 2022, there was $112.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
•	Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality-related and system improvement criteria;
•	Proceeds from long-term borrowing arrangements; and
•	Proceeds from the Investment Plan.

The 3% purchase discount offering period on the Company’s common stock through the Investment Plan is set to expire on August 1, 2022. 200,000 shares were originally allocated to the offering and there remains approximately 93 thousand shares available as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2023 to 2059. Over the next twelve months, approximately $7.8 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

Index

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

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On April 21, 2022, the Judge granted Vera’s Motion for Class Certification and granted in part and denied in part Middlesex’s Motion to Dismiss. On May 4, 2022, the Company impleaded 3M Company (3M) as a third-party defendant in this lawsuit. The Company has taken this action in addition to a separate lawsuit the Company initiated against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility. On July 6, 2022, the Company filed a Motion to Remove this case from New Jersey Superior Court to the United States District Court for the District of New Jersey.

Lonsk et al. v. Middlesex Water Company and 3M Company - On March 4, 2022, Middlesex filed a Motion to Dismiss Plaintiffs’ complaint. On April 15, 2022, Plaintiffs filed an Amended Complaint. On July 7, 2022, this case was reassigned to a new trial judge at the United States District Court for the District of New Jersey. Motions To Dismiss and Answers to Plaintiffs’ Amended Complaint to be filed on rescheduling from the newly assigned judge.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

10.40	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A).

10.41	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B).

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Date: July 29, 2022