Form 10-Q
period 2022-09-30
MIDDLESEX WATER CO
filed 2022-10-28
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Yes ☐  No ☒

The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 28, 2022: Common Stock, No Par Value: 17,638,595 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021

Operating Revenues	$47,732	$39,874		$123,611		$109,117

Operating Expenses:
Operations and Maintenance	20,312	18,950		59,007		55,265
Depreciation	5,814	5,504		17,107		15,523
Other Taxes	5,031	3,996		13,543		11,456

Total Operating Expenses	31,157	28,450		89,657		82,244
Gain on Sale of Subsidiary	-	-	5232		-

Operating Income	16,575	11,424		39,186		26,873

Other Income (Expense):
Allowance for Funds Used During Construction	627	344		1,553		2,376
Other Income (Expense), net	1,412	744		4,185		2,308

Total Other Income, net	2,039	1,088		5,738		4,684

Interest Charges	2,355	2,101		6,574		5,910

Income before Income Taxes	16,259	10,411		38,350		25,647

Income Taxes	1,968	(1,065)		3,092		(3,658)

Net Income	14,291	11,476		35,258		29,305

Preferred Stock Dividend Requirements	30	30		90		90

Earnings Applicable to Common Stock	$14,261	$11,446		$35,168		$29,215

Earnings per share of Common Stock:
Basic	$0.81	$0.65		$2		$1.67
Diluted	$0.8	$0.65		$1.99		$1.66

Average Number of Common Shares Outstanding:
Basic	17,628	17,491		17,583		17,485
Diluted	17,743	17,606		17,698		17,600

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2022	2021
UTILITY PLANT:	Water Production	$246,426	$247,286
	Transmission and Distribution	709,748	697,200
	General	96,433	95,658
	Construction Work in Progress	59,152	24,947
	TOTAL	1,111,759	1,065,091
	Less Accumulated Depreciation	211,902	199,723
	UTILITY PLANT - NET	899,857	865,368

CURRENT ASSETS:	Cash and Cash Equivalents	2,908	3,533
	Accounts Receivable, net of allowance for uncollectible accounts of $2,593 and $2,574, respectively	18,081	15,311
	Unbilled Revenues	11,022	7,273
	Materials and Supplies (at average cost)	5,792	5,358
	Prepayments	3,669	2,880
	TOTAL CURRENT ASSETS	41,472	34,355

OTHER ASSETS:	Operating Lease Right of Use Asset	3,992	4,503
	Preliminary Survey and Investigation Charges	3,244	3,540
	Regulatory Assets	104,903	100,738
	Non-utility Assets - Net	11,096	11,428
	Other	105	83
	TOTAL OTHER ASSETS	123,340	120,292
	TOTAL ASSETS	$1,064,669	$1,020,015

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$232,423	$221,919
	Retained Earnings	165,652	145,807
	TOTAL COMMON EQUITY	398,075	367,726
	Preferred Stock	2,084	2,084
	Long-term Debt	301,238	306,520
	TOTAL CAPITALIZATION	701,397	676,330

CURRENT	Current Portion of Long-term Debt	7,567	6,731
LIABILITIES:	Notes Payable	40,500	13,000
	Accounts Payable	25,873	21,125
	Accrued Taxes	12,585	8,621
	Accrued Interest	2,174	1,986
	Unearned Revenues and Advanced Service Fees	1,477	1,330
	Other	2,791	3,826
	TOTAL CURRENT LIABILITIES	92,967	56,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	22,425	23,529
	Lease Obligations - Operating	3,871	4,367
	Accumulated Deferred Income Taxes	76,979	69,500
	Employee Benefit Plans	8,062	11,290
	Regulatory Liabilities	46,693	49,431
	Other	1,004	1,086
	TOTAL OTHER LIABILITIES	159,034	159,203

CONTRIBUTIONS IN AID OF CONSTRUCTION		111,271	127,863
	TOTAL CAPITALIZATION AND LIABILITIES	$1,064,669	$1,020,015

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,258	$29,305
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,135	17,253
Provision for Deferred Income Taxes	(4,312)	(11,801)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(914)	(1,356)
Cash Surrender Value of Life Insurance	474	(97)
Stock Compensation Expense	1,270	1,033
Gain on Sale of Subsidiary	(5,232)	-

Changes in Assets and Liabilities:
Accounts Receivable	(2,770)	(2,459)
Unbilled Revenues	(3,749)	(2,009)
Materials and Supplies	(434)	(44)
Prepayments	(789)	(1,141)
Accounts Payable	4,748	(13,103)
Accrued Taxes	3,964	2,550
Accrued Interest	188	(943)
Employee Benefit Plans	(1,973)	1,187
Unearned Revenue & Advanced Service Fees	146	139
Other Assets and Liabilities	(1,769)	124

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,241	18,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $639 in 2022 and $1,020 in 2021	(65,939)	(61,245)
Proceeds from Sale of Subsidiary	3,122	-

NET CASH USED IN INVESTING ACTIVITIES	(62,817)	(61,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,397)	(28,655)
Proceeds from Issuance of Long-term Debt	2,663	21,595
Net Short-term Bank Borrowings	27,500	48,000
Deferred Debt Issuance Expense	(612)	(35)
Common Stock Issuance Expense	(25)	-
Proceeds from Issuance of Common Stock	10,064	885
Payment of Common Dividends	(15,298)	(14,294)
Payment of Preferred Dividends	(90)	(90)
Construction Advances and Contributions-Net	146	10,079

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,951	37,485
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(625)	(5,122)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,533	10,404
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,908	$5,282

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,705	$4,279
Non-Cash Consideration for Sale of Subsidiary	2,100	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$6,793	$7,091
Interest Capitalized	$639	$1,020
Income Taxes	$2,125	$3,235

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2022	2021
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2022 - 17,638; 2021 - 17,522	$232,423	$221,919

Retained Earnings	165,652	145,807
TOTAL COMMON EQUITY	$398,075	$367,726

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$252,269	$203,892
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	45,592	47,613
State Revolving Trust Notes, 2.00%-4.22%, due 2022-2041	9,551	7,510
Construction Loans, 0.00%	-	52,131
SUBTOTAL LONG-TERM DEBT	307,412	311,146
Add: Premium on Issuance of Long-term Debt	6,973	7,271
Less: Unamortized Debt Expense	(5,580)	(5,166)
Less: Current Portion of Long-term Debt	(7,567)	(6,731)
TOTAL LONG-TERM DEBT	$301,238	$306,520

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended September 30, 2021
Balance at July 1, 2021	17,490	$218,100	$136,998	$355,098
Net Income	-	-	11,476	11,476
Middlesex Water Company Invesment Plan	3	289	-	289
Restricted Stock Award - Net - Employees	-	273	-	273
Cash Dividends on Common Stock ($0.2725 per share)	-	-	(4,766)	(4,766)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Balance at September 30, 2021	17,493	$218,662	$143,678	$362,340

For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208
Net Income	-	-	29,305	29,305
Middlesex Water Company Invesment Plan	11	885	-	885
Restricted Stock Award - Net - Employees	6	81	-	81
Restricted Stock Award - Board of Directors	3	245	-	245
Cash Dividends on Common Stock ($0.8175 per share)	-	-	(14,294)	(14,294)
Cash Dividends on Preferred Stock	-	-	(90)	(90)
Balance at September 30, 2021	17,493	$218,662	$143,678	$362,340

For the Three Months Ended September 30, 2022
Balance at July 1, 2022	17,604	$229,037	$156,530	$385,567
Net Income	-	-	14,291	14,291
Middlesex Water Company Invesment Plan	34	3,025	-	3,025
Restricted Stock Award - Net - Employees	-	361	-	361
Cash Dividends on Common Stock ($0.2900 per share)	-	-	(5,114)	(5,114)
Cash Dividends on Preferred Stock	-	-	(30)	(30)
Common Stock Expenses	-	-	(25)	(25)
Balance at September 30, 2022	17,638	$232,423	$165,652	$398,075

For the Nine Months Ended September 30, 2022
Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	-	-	35,258	35,258
Middlesex Water Company Invesment Plan	110	10,064	-	10,064
Restricted Stock Award - Net - Employees	3	160	-	160
Restricted Stock Award - Board of Directors	3	280	-	280
Cash Dividends on Common Stock ($0.8700 per share)	-	-	(15,298)	(15,298)
Cash Dividends on Preferred Stock	-	-	(90)	(90)
Common Stock Expenses	-	-	(25)	(25)
Balance at September 30, 2022	17,638	$232,423	$165,652	$398,075

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

The consolidated notes within the 2021 Annual Report on Form 10-K (the 2021 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2022, the results of operations for the three month and nine month periods ended September 30, 2022 and 2021 and cash flows for the nine month periods ended September 30, 2022 and 2021. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company’s December 31, 2021 audited financial statements included in the 2021 Form 10-K.

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

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. The Company began construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. Simultaneously, the Company accelerated a portion of the enhanced treatment project to allow a restart of the Park Avenue Wellfield Treatment Plant ahead of historical higher water demand periods during the summer months.

In June 2022, construction of the accelerated portion was completed and the Park Avenue Wellfield Treatment Plant is effectively treating ground water to ensure compliance with all state and federal drinking water standards. Working in coordination with the NJDEP, the Company successfully restarted the Park Avenue Wellfield Treatment Plant and introduced wellfield water into the distribution system. Water being delivered to customers is in compliance with all United States Environmental Protection Agency and NJDEP drinking water standards, including the newly established water quality standard for PFOA.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which requires the Company to take whatever actions are necessary to achieve and maintain compliance with the Safe Drinking Water Act, N.J.S.A, 58:12A-1 et seq., and the Safe Drinking Water Act regulations N.J.A.C. 7:10-1 et seq., including applicable public notifications. The Company’s agreement to enter into an ACO avoided any further Notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022. The Company must issue the public notifications by February 22, 2023 and continue to complete and distribute public information as prescribed in the ACO. In addition, in accordance with the ACO:

•

On or before June 30, 2023, the Company shall complete the permanent construction of the Park Avenue Wellfield treatment upgrades, place the treatment upgrades into operation, and all water at the Park Avenue Wellfield Treatment Plant shall be treated to comply with the PFOA NJDEP standards.

•

The Company must perform required sample testing and reporting for PFOA subsequent to completion of the Park Avenue Wellfield treatment upgrades.

•

The Company shall submit to the NJDEP quarterly progress reports detailing the Company’s compliance with the ACO.

The Company’s failure to comply with the compliance schedule and/or progress reporting requirements of the ACO could lead to penalties up to $500 per day. In addition, the NJDEP could penalize the Company for other violations, if any, of the ACO.

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

Borough of Avalon, New JerseyContract Renewal – In August 2022, USA, Middlesex’s non-regulated subsidiary, was awarded a competitively-bid 10-year operations and maintenance contract with the Borough of Avalon, New Jersey (Avalon) under which USA will continue to operate Avalon’s water utility, sewer utility and storm water system. USA is also required to manage capital projects funded by Avalon. USA previously operated Avalon’s water utility, sewer utility and storm water system under a 10-year contract that expired in August 2022. The new contract commenced September 1, 2022.

Coronavirus (COVID-19) Pandemic – On October 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

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

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated regulated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest, pending final resolution of this matter.

Tidewater - On August 31, 2022, DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6%, effective for service rendered on and after September 1, 2022. In June 2022, the Delaware Division of the Public Advocate filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater had been earning above its authorized rate of return. The rate reduction is expected to reduce annual revenues by approximately $2.2million.

In June 2022, Tidewater notified the DEPSC of its intention to likely file for a base water rate increase in the first quarter of 2023 based on projected increases in operational expenses and capital construction expenditures.

Pinelands - In September 2022, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.6 million and $0.4 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected before the first quarter of 2023.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ constitutional claims. The timing of the final decision by the Supreme Court of Pennsylvania and the final adjudication of this matter cannot be predicted at this time.

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock - During the nine months ended September 30, 2022 and 2021, there were 110,614 common shares (approximately $10.1 million) and 10,641 common shares (approximately $0.9 million) respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan). The 3% purchase discount offering period on the Company’s common stock through the Investment Plan expired on August 1, 2022.

Long-term Debt - In May 2022, Middlesex repaid its two outstanding New Jersey Infrastructure Bank (NJIB) construction loans by issuing First Mortgage Bonds (FMBs) to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

Index

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware State Revolving Fund (SRF) Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan at an interest rate of 2.0% in December 2021 and began receiving disbursements in January 2022. Through September 30, 2022, Tidewater has drawn a total of $2.6 million and expects borrowing under this loan to continue through mid-2023. The final maturity date on the loan is 2044.

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

(Thousands of Dollars)
	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$147,269	$139,285	$98,828	$107,781

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Note”, “State Revolving Trust Note”, “State Revolving Trust Bond”, “Construction Loans” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $160.1 million and $212.3 million at September 30, 2022 and December 31, 2021, respectively. Customer advances for construction have carrying

Index

amounts of $22.4 million and $23.5 million at September 30, 2022 and December 31, 2021, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2022		2021
Basic:	Income	Shares	Income	Shares
Net Income	$14,291	17,628	$11,476	17,491
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$14,261	17,628	$11,446	17,491

Basic EPS	$0.81		$0.65

Diluted:
Earnings Applicable to Common Stock	$14,261	17,628	$11,446	17,491
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$14,278	17,743	$11,463	17,606

Diluted EPS	$0.80		$0.65

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2022		2021
Basic:	Income	Shares	Income	Shares
Net Income	$35,258	17,583	$29,305	17,485
Preferred Dividend	(90)		(90)
Earnings Applicable to Common Stock	$35,168	17,583	$29,215	17,485

Basic EPS	$2.00		$1.67

Diluted:
Earnings Applicable to Common Stock	$35,168	17,583	$29,215	17,485
$7.00 Series Preferred Dividend	51	115	50	115
Adjusted Earnings Applicable to Common Stock	$35,219	17,698	$29,265	17,600

Diluted EPS	$1.99		$1.66

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

Index

in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third party lender.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2022	2021	2022	2021
Revenues:
Regulated	$44,861	$37,396	$115,222	$100,426
Non – Regulated	3,431	2,995	9,316	9,657
Inter-segment Elimination	(560)	(517)	(927)	(966)
Consolidated Revenues	$47,732	$39,874	$123,611	$109,117

Operating Income:
Regulated	$15,750	$10,654	$36,793	$24,082
Non – Regulated	825	770	2,393	2,791
Consolidated Operating Income	$16,575	$11,424	$39,186	$26,873

Net Income:
Regulated	$13,683	$10,924	$33,496	$27,271
Non – Regulated	608	552	1,762	2,034
Consolidated Net Income	$14,291	$11,476	$35,258	$29,305

Capital Expenditures:
Regulated	$26,588	$14,743	$65,722	$61,097
Non – Regulated	8	2	217	148
Total Capital Expenditures	$26,596	$14,745	$65,939	$61,245

	As of	As of
	September 30, 2022	December 31, 2021
Assets:
Regulated	$1,066,755	$1,022,116
Non – Regulated	6,963	7,811
Inter-segment Elimination	(9,049)	(9,912)
Consolidated Assets	$1,064,669	$1,020,015

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of September 30, 2022				Renewal Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$7.0	$53.0	$60.0	Uncommitted	January 26, 2023
PNC Bank	30.5	37.5	68.0	Committed	January 31, 2024
CoBank	3.0	9.0	12.0	Committed	November 30, 2023
	$40.5	$99.5	$140.0

Index

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

The weighted average interest rate on the outstanding borrowings at September 30, 2022 under these credit lines is 3.81%.

The weighted average daily amounts of borrowings outstanding under the Company’s lines of credit and the weighted average interest rates on those amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Daily Amounts Outstanding	$33,750	$40,543	$22,648	$22,841
Weighted Average Interest Rates	3.34%	1.13%	2.48%	1.14%

The maturity dates for the $40.5 million outstanding as of September 30, 2022 are in October 2022 to December 2022, and were or are expected to be extended at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Treated	$936	$889	$2,467	$2,641
Untreated	835	841	2,384	2,483
Total Costs	$1,771	$1,730	$4,851	$5,124

Guarantees - As part of an agreement with the County of Monmouth, New Jersey (County), prior to 2020 Middlesex had served as guarantor of the performance of an unaffiliated wastewater treatment contractor and partner (Contractor), to operate a County-owned leachate pretreatment facility.

In November 2019, Middlesex was notified that the County terminated its Agreement with the Contractor. The Contractor had initiated legal action against the County that, in part, contests the County’s exercise of this termination. The County filed a counter-claim against the Contractor’s parent company and has brought Middlesex into the suit as a third-party defendant. Our ongoing monitoring of this litigation has led to the conclusion that we do not anticipate the ultimate outcome will have a material impact, if any, on the Company’s results of operations or financial condition.

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

The right-of-use (ROU) asset recorded represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit discount rate and as such the Company used an estimated incremental borrowing rate (4.03%) based on the information available at the commencement date in determining the present value of lease payments.

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2022 and 2021, respectively and $0.6 million for each of the nine months ended September 30, 2022 and 2021, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions) As of
	September 30, 2022	December 31, 2021
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.3)	(2.8)
Current ROU Asset	$4.0	$4.5

The Company’s future minimum operating lease commitments as of September 30, 2022 are as follows:

(In Millions)
2022	$0.2
2023	0.8
2024	0.8
2025	0.8
2026	0.9
Thereafter	2.7
Total Lease Payments	$6.2
Imputed Interest	(1.6)
Present Value of Lease Payments	4.6
Less Current Portion*	(0.7)
Non-Current Lease Liability	$3.9

*Included in Other Current Liabilities

Index

Construction -The Company has forecasted to spend approximately $85 million for its construction program in 2022. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $26 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs and could be impacted if the effects of new variants of COVID-19 pandemic arise and continue for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1 - Coronavirus (COVID-19) Pandemic). There is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter – In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits (for further discussion of this matter, see Note 1 - Regulatory Notice of Non-Compliance).

Contingencies -Based on our operations in the heavily-regulated water and wastewater industries, the Company is routinely involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties relative to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of any current or future loss contingencies.

Change in Control Agreements - The Company has Change in Control Agreements with certain of its officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits - The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company., based upon a percentage of the participants’ annual paid compensation. For each of the three- and nine-month periods ended September 30, 2022 and 2021, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $3.4 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.4 million in annual benefits to the retired participants.

Other Postretirement Benefits- – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three- month and nine-month periods ended September 30, 2022 and 2021, the Company did not make cash contributions to its Other Benefits Plan. The Company does not expect to make any cash contributions to its Other Benefits Plan over the remainder of 2022.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2022	2021	2022	2021

Service Cost	$591	$674	$200	$229
Interest Cost	761	677	331	309
Expected Return on Assets	(1,760)	(1,556)	(887)	(786)
Amortization of Unrecognized Losses	418	717	-	132
Net Periodic Benefit Cost (Benefit)*	$10	$512	$(356)	$(116)

Index

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2022	2021	2022	2021

Service Cost	$1,772	$2,022	$599	$687
Interest Cost	2,282	2,030	994	927
Expected Return on Assets	(5,281)	(4,669)	(2,660)	(2,357)
Amortization of Unrecognized Losses	1,255	2,151	-	396
Net Periodic Benefit Cost (Benefit)*	$28	$1,534	$(1,067)	$(347)

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

Non-regulated service contract revenues consist of base service fees, as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through June 2032 and contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain termination provisions.

Substantially all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Regulated Tariff Sales
Residential	$25,108	$22,517	$65,767	$59,711
Commercial	7,167	4,903	16,796	12,587
Industrial	3,208	2,538	8,504	6,858
Fire Protection	3,248	3,171	9,541	9,436
Wholesale	5,644	3,822	13,905	11,079
Non-Regulated Contract Operations	3,321	2,888	8,986	9,336
Total Revenue from Contracts with Customers	$47,696	$39,839	$123,499	$109,007
Other Regulated Revenues	486	445	709	755
Other Non-Regulated Revenues	110	107	330	321
Inter-segment Elimination	(560)	(517)	(927)	(966)
Total Revenue	$47,732	$39,874	$123,611	$109,117

Note 10 – Income Taxes

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the Internal Revenue Service (IRS), which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. The statutory review period for 2018 and prior federal income tax returns has now closed, and as such, in the third quarter of 2022 the Company reversed the income tax reserve provision and interest expense liability of $0.5 million and $0.2 million, respectively.

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

Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Bayview subsidiary provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands) provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 57,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 6,200 customers in Kent and Sussex Counties through various operations and maintenance contracts.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in August 2032 (for further discussion of USA’s recent renewal of its operations and maintenance contract with Avalon, see “Recent Developments-Avalon Contract Renewal” below). USA also operates the Borough of Highland Park, New Jersey’s (Highland Park) water and wastewater systems under a 10-year operations and maintenance contract expiring in June 2030. These contracts also require USA to manage capital projects funded by Avalon and Highland Park.

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

Index

Recent Developments

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $85 million in 2022 in connection with projects that include, but are not limited to:

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

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. The Company began construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. Since completion is not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was taken off-line and alternate sources of supply have been obtained. Simultaneously, the Company accelerated a portion of the enhanced treatment project to allow a restart of the Park Avenue Wellfield treatment Plant ahead of historical higher water demand periods during the summer months.

In June 2022, construction of the accelerated portion was completed and the Park Avenue Wellfield Treatment Plant is effectively treating ground water to ensure compliance with all state and federal drinking water standards. Working in coordination with the NJDEP, the Company successfully restarted the Park Avenue Wellfield Treatement Plant and introduced wellfield water into the distribution system. Water being delivered to customers is in compliance with all United States Environmental Protection Agency and NJDEP drinking water standards, including the newly established water quality standard for PFOA.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which requires the Company to take whatever actions are necessary to achieve and maintain compliance with the Safe Drinking Water Act, N.J.S.A, 58:12A-1 et seq., and the Safe Drinking Water Act regulations N.J.A.C. 7:10-1 et seq., including applicable public notifications. The Company’s agreement to enter into an ACO avoided any further Notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022.

Index

The Company must issue the public notifications by February 22, 2023 and continue to complete and distribute public information as prescribed in the ACO. In addition, in accordance with the ACO:

•	On or before June 30, 2023, the Company shall complete the permanent construction of the Park Avenue Wellfield treatment upgrades, place the treatment upgrades into operation, and all water at the Park Avenue Wellfield Treatment Plant shall be treated to comply with the PFOA NJDEP standards.

•	The Company must perform required sample testing and reporting for PFOA subsequent to completion of the Park Avenue Wellfield treatment upgrades.

•	The Company shall submit to the NJDEP quarterly progress reports detailing the Company’s compliance with the ACO.

The Company’s failure to comply with the compliance schedule and/or progress reporting requirements of the ACO could lead to penalties up to $500 per day. In addition, the NJDEP could penalize the Company for other violations, if any, of the ACO.

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

Avalon Contract Renewal – In August 2022, USA, Middlesex’s non-regulated subsidiary, was awarded a competitively-bid 10-year operations and maintenance contract with Avalon under which USA will continue to operate Avalon’s water utility, sewer utility and storm water system. USA is also required to manage capital projects funded by Avalon. USA previously operated Avalon’s systems under a 10-year contract that expired in August 2022. The new contract commenced September 1, 2022.

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

Index

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated regulated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest pending final resolution of this matter.

Tidewater – On August 31, 2022, the DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6%, effective for service rendered on and after September 1, 2022. In June 2022, the Delaware Division of the Public Advocate filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater had been earning above its authorized rate of return. The rate reduction is expected to reduce annual revenues by approximately $2.2 million.

In June 2022, Tidewater notified the DEPSC of its intention to file for a base water rate increase in the first quarter of 2023 based on projected increases in operational expenses and capital construction expenditures.

Pinelands - In September 2022, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.6 million and $0.4 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in either matter is not expected before the first quarter of 2023.

COVID-19 – On October 13, 2022, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic. While the Company’s operations and capital construction program have not been materially disrupted to-date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

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

The DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6% (for further discussion of the impact of this on the Company, see Rate and Regulatory Matters, Tidewater above). Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2022 and 2023 in a variety of categories. These factors, among others, resulted in Pinelands filing for base rate increases in September 2022, will require Tidewater to file for a base rate increase in the first quarter of 2023 and may require the need to file for an additional base rate increase for Middlesex in 2023.

Index

An additional factor that we continue to actively monitor is the impact of new variants of COVID-19 on the general economy, our suppliers and our workforce (for further discussion of the impact of COVID-19 on the Company, see “Recent Developments-COVID-19” above).

Overall, organic residential customer growth continues in our Tidewater system but is expected to be impacted by the current and evolving economic market conditions. Builders and developers are already experiencing longer home sales closing cycles due to supply chain issues, which may be further affected by inflationary trends and the government’s plan to address it through interest rates.

The Company has projected to spend approximately $230 million for the 2022-2024 capital investment program, including approximately $47 million for PFAS-related treatment upgrades in the Middlesex System, $32 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $15 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems and $4 million for the rehabilitation and other improvements associated with Middlesex’s primary field operations and inventory facilities.

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

Index

Results of Operations – Three Months Ended September 30, 2022

	(In Thousands)
	Three Months Ended September 30,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$44,411	$3,321	$47,732	$36,986	$2,888	$39,874
Operations and maintenance expenses	17,935	2,377	20,312	16,952	1,998	18,950
Depreciation expense	5,754	60	5,814	5,445	59	5,504
Other taxes	4,972	59	5,031	3,935	61	3,996
Operating income	15,750	825	16,575	10,654	770	11,424

Other income, net	1,967	72	2,039	1,043	45	1,088
Interest expense	2,355	—	2,355	2,101	—	2,101
Income taxes	1,679	289	1,968	(1,328)	263	(1,065)
Net income	$13,683	$608	$14,291	$10,924	$552	$11,476

Operating Revenues

Operating revenues for the three months ended September 30, 2022 increased $7.9 million from the same period in 2021 due to the following factors:

•	Middlesex System revenues increased $7.6 million due to its approved base rate increase effective January 1, 2022 and higher weather-driven customer demand (for further discussion of Middlesex’s base rate increase, see “Rate and Regulatory Matters-Middlesex” above);
•	Tidewater System revenues increased $0.6 million due to additional customers and higher weather-driven customer demand partially offset by a 6% rate reduction effective September 1, 2022 (for further discussion of Tidewater’s rate reduction, see “Rate and Regulatory Matters-Tidewater” above);
•	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $0.7 million (for further discussion of the sale of our regulated Delaware wastewater subsidiary, see “Recent Developments-Sale of Subsidiary” above); and
•	Non-regulated revenues increased $0.4 million primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2022 increased $1.4 million from the same period in 2021 due to the following factors:

•	Higher main break activity in our Middlesex system resulted in $0.2 million of additional non-labor costs;
•	Labor costs increased $0.5 million due to wage increases;
•	Costs for employee benefits increased $0.2 million due to higher health insurance premiums;
•	Billable supplemental contract service expenses in our non-regulated subsidiaries increased $0.3 million (see corresponding increase in operating revenues above);
•	Transportation costs increased $0.1 million due to higher fuel prices; and
•	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended September 30, 2022 increased $0.3 million from the same period in 2021 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the three months ended September 30, 2022 increased $1.0 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended September 30, 2022 increased $1.0 million from the same period in 2021 due primarily to higher actuarially-determined retirement benefit plans non-service benefit and higher Allowance for Funds Used During Construction (AFUDC) resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended September 30, 2022 increased $0.3 million from the same period in 2021 due to higher average long-term debt outstanding and higher average interest rates in 2022 as compared to 2021.

Income Taxes

Income taxes for the three months ended September 30, 2022 increased by $3.0 million from the same period in 2021, primarily due to higher pre-tax income and the expiration of income tax benefits associated with the adoption of Internal Revenue Service (“IRS”) tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2022 increase $2.8 million as compared with the same period in 2021. Basic earnings per share were $0.81 and $0.65 for the three months ended September 30, 2022 and 2021, respectively. Diluted earnings per share were $0.80 and $0.65 for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations – Nine Months Ended September 30, 2022

	(In Thousands)
	Nine Months Ended September 30,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$114,625	$8,986	$123,611	$99,781	$9,336	$109,117
Operations and maintenance expenses	52,780	6,227	59,007	49,077	6,188	55,265
Depreciation expense	16,925	182	17,107	15,354	169	15,523
Other taxes	13,359	184	13,543	11,268	188	11,456
Gain on Sale of Subsidiary	5,232	—	5,232	—	—	—
Operating income	36,793	2,393	39,186	24,082	2,791	26,873

Other income, net	5,531	207	5,738	4,512	172	4,684
Interest expense	6,575	(1)	6,574	5,910	—	5,910
Income taxes	2,253	839	3,092	(4,587)	929	(3,658)
Net income	$33,496	$1,762	$35,258	$27,271	$2,034	$29,305

Index

Operating Revenues

Operating revenues for the nine months ended September 30, 2022 increased $14.5 million from the same period in 2021 due to the following factors:

•	Middlesex System revenues increased $15.7 million due to its approved base rate increase effective January 1, 2022 and higher weather driven demand from customers (for further discussion of Middlesex’s base rate increase, see “Rate and Regulatory Matters-Middlesex” above);
•	Tidewater System revenues increased $1.2 million due to additional customers and a one-time customer credit issued in the first quarter of 2021 partially offset by a 6% rate reduction effective September 1, 2022 (for further discussion of Tidewater’s rate reduction, see “Rate and Regulatory Matters-Tidewater” above);
•	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $2.0 million (for further discussion of the sale of our regulated Delaware wastewater subsidiary, see “Recent Developments-Sale of Subsidiary” above); and
•	Non-regulated revenues decreased $0.4 million due to lower supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2022 increased $3.7 million from the same period in 2021 due to the following factors:

•	Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.5 million of additional non-labor costs;
•	Labor costs also increased by $1.2 million due to wage increases;
•	Costs for employee benefits increased $0.9 million due to market fluctuations in the cash surrender value of life insurance policies and higher health insurance premiums;
•	Variable production costs increased $0.2 million primarily due to weather-driven changes in water quality and higher chemical prices;
•	Costs associated with the NJDEP PFOA customer notification process resulted in $0.2 million of additional expense (for further discussion of the NJDEP PFOA Notice, see “Recent Developments-Regulatory Notice of Non-Compliance” above);
•	Transportation costs increased $0.2 million due to higher fuel prices; and
•	All other operation and maintenance expense categories increased $0.5 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2022 increased $1.6 million from the same period in 2021 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2022 increased $2.1 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the nine months ended September 30, 2022 increased $1.1 million from the same period in 2021 primarily due to higher actuarially-determined retirement benefit plans non-service benefit partially offset by lower AFUDC resulting from a reduced level of capital projects in progress.

Index

Interest Charges

Interest charges for the nine months ended September 30, 2022 increased $0.7 million from the same period in 2021 due to higher average long-term outstanding and higher average interest rates in 2022 as compared to 2021.

Income Taxes

Income taxes for the nine months ended September 30, 2022 increased by $6.8 million from the same period in 2021, primarily due to income taxes on the gain on the sale of a subsidiary, higher pre-tax operating income and the expiration of income tax benefits associated with the adoption of IRS tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018. Partially offsetting these increases were greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2022 increased $6.0 million as compared with the same period in 2021. Basic earnings per share were $2.00 and $1.67 for the nine months ended September 30, 2022 and 2021, respectively. Diluted earnings per share were $1.99 and $1.66 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

Operating Cash Flows

For the nine months ended September 30, 2022, cash flows from operating activities increased $25.6 million to $44.2 million. The increase in cash flows from operating activities primarily resulted from higher operating revenues from Middlesex’s January 1, 2022 rate increase and the timing of payments to vendors.

Investing Cash Flows

For the nine months ended September 30, 2022, cash flows used in investing activities increased $1.6 million to $62.8 million. The increase in cash flows used in investing activities resulted from increased utility plant expenditures partially offset by cash received from the sale of Middlesex’s regulated wastewater subsidiary in January 2022.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2022, cash flows from financing activities decreased $19.5 million to $18.0 million. The decrease in cash flows provided by financing activities is due to a reduction in net short-term bank borrowings and lower net customer advances and contributions partially offset by increased proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (the Investment Plan).

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

Index

The capital investment program for 2022 is currently estimated to be approximately $85 million. Through September 30, 2022 we have expended $65.9 million and expect to incur approximately $19 million for capital projects for the remainder of 2022.

We currently project that we may expend approximately $145 million for capital projects in 2023 and 2024. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and, could be impacted if new variants of the COVID-19 pandemic arise and continue for an extended period of time.

To pay for our capital program for the remainder of 2022, we plan on utilizing some or all of the following:

•	Internally generated funds;
•	Short-term borrowings, as needed, through $140 million of lines of credit established with three financial institutions. As of September 30, 2022, there was $99.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
•	Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects that meet certain water quality-related and system improvement criteria; and
•	Proceeds from long-term borrowing arrangements; and
•	Proceeds from the Investment Plan.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2023 to 2059. Over the next twelve months, approximately $7.6 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On April 21, 2022, the Judge granted Vera’s Motion for Class Certification and granted in part and denied in part Middlesex’s Motion to Dismiss. On May 4, 2022, the Company impleaded 3M Company (3M) as a third-party defendant in this lawsuit. The Company has taken this action in addition to a separate lawsuit the Company initiated against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility. On July 6, 2022, the Company filed a Motion to Remove this case from New Jersey Superior Court to the United States District Court for the District of New Jersey. Vera is currently challenging Middlesex’s Motion To Remove at the U.S. District Court for the District of New Jersey in an attempt to remand the case back to the Superior Court of New Jersey.

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

Date: October 28, 2022