Form 10-K
period 2022-12-31
MIDDLESEX WATER CO
filed 2023-02-24
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022 was $1,505,071,215 based on the closing market price of $87.68 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 24, 2023:

Common Stock, No par Value 17,642,147 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2023, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2022 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

Middlesex System

Located in New Jersey, the Middlesex System provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County and under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 65% of our 2022 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as the Bayview System, and is not physically interconnected with the Middlesex System. The Bayview System produced less than 0.1% of our 2022 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 56,000 retail customers for residential, commercial and fire protection purposes in over 460 separate communities

Index

in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 26% of our 2022 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 4% of our 2022 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2022 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers. Under contract, it also services one municipal wastewater system in Burlington County, New Jersey with approximately 200 residential customers. Pinelands Wastewater produced approximately 1% of our 2022 consolidated operating revenues.

USA

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a ten-year operations and maintenance contract expiring in 2032. In addition to performing day-to-day service operations, USA is responsible for emergency responses and management of capital projects funded by Avalon.

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

USA produced approximately 2% of our 2022 consolidated operating revenues.

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 4,500 service connections under 30 separate contracts. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 1% of our 2022 consolidated operating revenues.

Index

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2022	2021	2020

Operating Revenues	$162,434	$143,141	$141,592

Operating Income	$47,333	$33,211	$37,420

Net Income	$42,429	$36,543	$38,425

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2022	2021	2020

Residential	52.3%	54.3%	54.2%
Commercial	14.0	11.7	10.9
Industrial	6.9	6.3	6.7
Fire Protection	7.8	8.8	8.8
Contract Sales	11.6	10.2	10.7
Contract Operations	7.4	8.6	8.6
Other	0.0	0.1	0.1
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Bayview System are not interconnected with the Middlesex System or each other. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System produced approximately 14.2 billion gallons in 2022 from:

●	The Carl J. Olsen Surface Water Treatment Plant (CJO Plant)-11.7 billion gallons;
●	Twenty-seven Company-owned wells (ground water)-0.8 billion gallons, and;
●	The balance purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2026. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases.

In December 2021, Middlesex temporarily ceased pumping from its Company-owned wells at the Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey and alternate sources of supply were obtained in order to comply with new State of New Jersey water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS that became effective in 2021.

Index

Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to meet the expected PFAS water quality standards anticipated to be enacted by the State of New Jersey, which at that time were unknown as to their timing and extent. In June 2022, a portion of the enhanced treatment process was completed, placed into service and is effectively treating the ground water in compliance with all state and federal drinking water standards.

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

Water supply to customers of the Bayview System is derived from two wells, which produced approximately 6.4 million gallons in 2022.

Tidewater System

Our Tidewater System produced approximately 2.8 billion gallons in 2022, primarily from 178 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual minimum purchases of 15.0 million gallons of treated water under contract from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 460 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 139.6 million gallons in 2022. The aggregate pumping capacity of the four wells is 2.2 mgd.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 93.7 million gallons in 2022.

Human Capital Management

The Company strives to attract and retain employees by offering competitive compensation and benefits along with career development and training opportunities in a safe, supportive and inclusive work environment. Our mission, our business philosophy and the manner in which we deliver value for our customers, our shareholders and our employees is inherent in what we, as an enterprise, profess to be our core values of Respect, Integrity, Growth, Honesty and Teamwork. Our employees’ success is a key element of the Company’s success.

Workforce

As of December 31, 2022, the Company had 350 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive.

Index

Employee Compensation and Benefits

We offer comprehensive competitive employee compensation and benefit programs consistent with job functions, skill levels, experience, knowledge and geographic location. These programs are periodically independently evaluated by a nationally recognized consulting firm to gauge effectiveness and are benchmarked against industry peers and the overall markets in which we operate our businesses. Compensation increases and incentive compensation are based on merit, which is communicated to employees and documented in our bi-annual performance evaluation process. Benefits include a variety of programs to enhance employee overall physical, mental and financial health and well-being, including healthcare insurance, employer funded retirement savings plans, life insurance, disability insurance, accident insurance, tuition reimbursement, flu shots, wellness newsletters and webinars, flexible hybrid office and remote work capabilities, incentive programs for achieving fitness milestones, financial counseling, elder care assistance, substance abuse support and more.

Safety

The Company has implemented safety programs and management practices designed to promote a culture of safety to protect its employees. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees. All employees have been empowered to report, and immediately stop, work which, in their personal judgement, is unsafe or is not consistent with our safety policies and procedures. They can take this action without fear of reprisal.

In response to the Coronavirus (COVID-19) pandemic, the Company continues to implement changes it determines are in the best interest of our employees and customers, as well as required to comply with government emergency orders and regulations. While the nature of our utility services business requires portions of our workforce to operate in the field and at treatment facilities, we employ and maintain a variety of processes to help ensure the safety of those employees and the public in light of the pandemic. For further discussion of the impact of the COVID-19 pandemic on the Company, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Coronavirus (COVID-19) Pandemic.

Employee Development and Training

The Company employs various training and other educational programs and has developed company-wide and project-specific training and educational programs, including tuition assistance for full-time employees enrolled in pre-approved undergraduate or graduate courses or professional licensing courses. All employees receive training to identify and report operational and financial risks, as well as risks to Company brand and reputation, which fosters a personal culture of accountability and reinforces our commitment to a safe and sustainable workplace. All employees receive cybersecurity training and other education regarding their use of sensitive data. Our Executive Management team and our Board of Directors continually assess succession plans, leadership development progress and policies and strategies regarding recruitment, retention, career development, diversity, equity and inclusion. Formalized succession planning strategies have been developed for key leadership positions.

Diversity, Equity & Inclusion (DEI)

The Company is committed to DEI based upon our belief that embracing DEI is consistent with our Company culture and benefits all stakeholders by maintaining a workforce with a variety of skills and perspectives as a result of their diverse backgrounds and experiences. The Company is a signatory to CEO Action for Diversity and Inclusion, a business led initiative which encourages companies to cultivate environments that support dialogue on DEI, implement and expand bias education and training and engage boards of directors in the development and evaluation of inclusion and diversity strategies. The Company also delivered various DEI trainings throughout 2022 to its entire employee base.

The Company is focused on recruitment and/or development of both external and internal candidates so that all prospective and current employees are provided an opportunity to advance their careers. We are intentional in our efforts to attract candidates from historically marginalized groups and seek a diverse pool of candidates for

Index

apprenticeships and internship opportunities. Statements on Diversity, Equity and Inclusion and our Human Rights Policy can be found on our website. We continue to monitor the results of our DEI efforts and continually explore opportunities to further engage our employees and customers.

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

Regulation

Our rates charged to customers for utility services, the quality of the services we provide and certain other matters are regulated by the NJBPU and DEPSC (collectively, the Public Utility Commissions).

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

We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):

●	United States Environmental Protection Agency (USEPA);
●	New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey; and
●	Delaware Department of Natural Resources and Environmental Control, the Delaware Department of Health and Social Services-Division of Public Health (DEDPH), and the Delaware River Basin Commission with respect to operations in Delaware.

In addition, our issuances of equity securities are subject to the prior approval of the NJBPU and require registration with the Securities & Exchange Commission (SEC). Our issuances of long-term debt securities are subject to the prior approval of the respective state Public Utility Commissions.

Regulation of Rates and Services

For regulated rate setting purposes, we account separately for our regulated utility operations to facilitate independent rate setting by the applicable Public Utility Commissions.

In determining our regulated utility rates, the respective Public Utility Commissions consider the revenue, expenses and utility infrastructure used and useful in providing service to the public. Rate determinations by the respective Public Utility Commissions do not guarantee achievement by our regulated utility companies of specific rates of return for our regulated utility operations. Thus, we may not achieve the rates of return authorized by the Public Utility Commissions. In addition, there can be no assurance that any future rate increases will be granted or, if granted, that they will be in the amounts requested.

Middlesex Rate Matters

In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective

Index

January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to permit Middlesex to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated regulated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund, with interest, pending final resolution expected in the second quarter of 2023.

In March 2021, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility.  The new PWAC rate became effective April 4, 2021.

Tidewater Rate Matters

On August 31, 2022, the DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6%, effective for service rendered on and after September 1, 2022. In June 2022, the Delaware Division of the Public Advocate had filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater had been earning above its authorized rate of return. The rate reduction is expected to reduce annual revenues by approximately $2.2 million.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its Distribution System Improvement Charge (DSIC) rate to zero effective April 1, 2021 and refunded approximately $1.0 million to customers primarily in the form of an account credit for DSIC revenue previously billed between April 1, 2020 and March 31, 2021. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Pinelands Rate Matters

In September 2022, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.6 million and $0.4 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in both matters is expected in the first quarter of 2023.

Southern Shores Rate Matters

Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39%, effective January 1, 2023. Beginning in 2025 and thereafter, inflation based rate increases cannot exceed the lesser of the regional Consumer Price Index or, 3%. Inflation based increases are in addition to the threshold rate increases. This agreement expires on December 31, 2029.

Future Rate Filings

Management monitors the need for rate relief for our regulated entities on an ongoing basis. When capital improvements and/or increases in operation, maintenance or other costs indicate a need for rate relief, base rate increase requests are filed with the respective Public Utility Commissions.

Index

Regulatory Service Matters

Twin Lakes Utilities, Inc. (Twin Lakes) provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC.   In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Pennsylvania Court erred in failing to address Twin Lakes’ constitutional claims. The timing of the final decision by the Supreme Court of Pennsylvania and the final adjudication of this matter cannot be predicted at this time.

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

COVID-19 Pandemic

The NJBPU and the DEPSC have allowed for potential future recovery in customer rates of incremental costs related to the COVID-19 pandemic. The Company has not deferred any COVID-19 related incremental costs. Neither jurisdiction has yet to establish a timeline or definitive formal procedures for seeking cost recovery (for further discussion of the impact of COVID-19 on the Company, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Coronavirus (COVID-19)).

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

In September 2021, the NJDEP issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level of 14 parts per trillion. Neither the NJDEP nor Middlesex characterized this exceedance as an acute health threat.

Index

However, Middlesex was required to notify its affected customers and complied in November 2021 as required by the regulation.

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to meet the expected PFAS water quality standards anticipated to be enacted by the State of New Jersey, which at that time were unknown as to their timing and extent. Since completion was not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was temporarily taken off-line and alternate sources of supply were obtained. Simultaneously, the Company accelerated a portion of the enhanced treatment project to allow a restart of the Park Avenue Wellfield Treatment Plant ahead of historical higher water demand periods during the summer months.

In June 2022, a portion of the enhanced treatment process was completed, placed into service and is effectively treating the ground water in compliance with all state and federal drinking water standards.

In addition to the enhanced groundwater treatment process for PFAS, we treat the groundwater supplies in our Middlesex System with chlorination for primary disinfection purposes and use air stripping for removal of volatile organic compounds.

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

The Company  must comply with various environmental laws and regulations promulgated by the USEPA, NJDEP and other governmental agencies, including the Toxic Catastrophe Prevention Act, the Spill Prevention, Control, and Countermeasure Rule and the Discharge Prevention Program of the New Jersey Spill Compensation and Control Act.

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

Index

Management

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Dennis W. Doll	64	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	64	Senior Vice President, Treasurer and Chief Financial Officer
G. Christian Andreasen, Jr.	63	Vice President-Enterprise Engineering
Robert K. Fullagar	56	Vice President-Operations
Lorrie B. Ginegaw	47	Vice President-Human Resources
Jay L. Kooper	50	Vice President-General Counsel and Secretary
Georgia M. Simpson	49	Vice President-Information Technology
Bernadette M. Sohler	62	Vice President-Corporate Affairs

Dennis W. Doll – Mr. Doll joined the Company as Executive Vice President in November 2004 and was named President and Chief Executive Officer, and a Director of Middlesex, effective January 1, 2006.  In May 2010, he was elected Chairman of the Board, also serving as Chairman of the Boards of the Company’s subsidiary companies. He is a Past President of the National Association of Water Companies and past Chairman of the Board of the New Jersey Utilities Association, representing the state’s electric, gas, water and telecommunications industries. He is a past Chairman of the Board of The Water Research Foundation where he continues to serve as Director Emeritus, and has served as a Director and member of the Executive Committee of the Board of Directors of the American Water Works Association. He presently serves as Treasurer and member of the Board of Court Appointed Special Advocates of Middlesex County, NJ serving the needs of children living in foster care.

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

G. Christian Andreasen, Jr. – Mr. Andreasen, a licensed professional engineer, joined the Company in 1982, was named Assistant Vice President-Enterprise Engineering in January 2019 and promoted to Vice President-Enterprise Engineering in July 2019. He is President and a Director of Pinelands Water and Pinelands Wastewater. Mr. Andreasen serves as a Member and Vice Chair of the NJDEP’s Water Supply Advisory Council.

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

Jay L. Kooper – Mr. Kooper joined the Company in 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  Mr. Kooper serves as a volunteer director on selected non-profit utility industry-related Boards including the National Association of Water Companies (current Director and Chairman of the New Jersey Chapter) and the New Jersey State Bar Association’s Public Utility Law Section (current Consultor and Past Chairman) and on other non-profit boards based in New

Index

Jersey, including as President of Temple B’Nai Abraham in Livingston, New Jersey and as a Director of the Crohn’s and Colitis Foundation’s New Jersey Chapter.

Georgia M. Simpson – Ms. Simpson joined the Company in 2009, was named Assistant Vice President-Information Technology in January 2019 and promoted to Vice President- Information Technology in July 2019. In April 2022, Ms. Simpson was named Chief Technology Officer. Prior to joining the Company, Ms. Simpson held various Information Technology positions and has gained an extensive array of technical and business computer certifications.  Ms. Simpson serves as a member of the Delaware Cyber Security Advisory Council, the Society for Information Management, New Jersey chapter and the Project Management Institute, New Jersey chapter.

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 and was named Vice President-Corporate Affairs in March 2007. She also serves as Vice President of USA. Prior to joining the Company, Ms. Sohler held marketing and public relations management positions in the financial services industry. Ms. Sohler serves as a volunteer director on area Chambers of Commerce and several other non-profit Boards and is the former Chair of the New Jersey Utilities Association’s Communications Committee.

ITEM 1A.	RISK FACTORS.

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

Index

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

Index

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

The Company  must comply with various environmental laws and regulations promulgated by the USEPA, NJDEP and other governmental agencies, including the Toxic Catastrophe Prevention Act, the Spill Prevention, Control, and Countermeasure Rule and the Discharge Prevention Program of the New Jersey Spill Compensation and Control Act. If we fail to comply with environmental or other laws and regulations to which our business is subject, we could be fined or subject to other sanctions, which could adversely impact our business or results of operations.

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

We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $266 million for capital projects through 2025. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise capital for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny our petition to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

USA-PA and USA operate and maintain water and wastewater systems for three New Jersey municipalities under 10-year contracts expiring in 2028, 2030 and 2032, respectively. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no absolute assurance we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

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

Our ability to achieve organic customer growth in our market area is dependent on the residential building market. New housing starts and home sale closings are one element that impacts our rate of growth and therefore, may not meet our expectations.

We expect our revenues to increase from customer growth for our regulated water operations as a result of anticipated construction, sale and close of new housing units. If housing starts decline, or do not increase as we have projected, or home sales closing cycle times increase as a result of economic conditions or otherwise, the timing and extent of our organic revenue growth may not meet our expectations, our deferred project costs may not produce revenue-generating projects in the timeframes anticipated and our financial results could be negatively impacted.

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

Index

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

Our information technology systems require periodic modifications, upgrades and/or replacement which subject us to costs and risks including potential disruption of our internal control structure, substantial unanticipated capital expenditures, additional operating expenses, retention of sufficiently skilled personnel and other risks in transitioning to new systems or integrating new systems. A failure to modify, upgrade or replace our information technology systems could have an adverse impact on our business. In addition, challenges implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business operations.

Our information technology systems may be subject to physical and cyber attacks.

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

In January 2023, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic with an announced end to the declared health emergency on May 11, 2023. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the impact on economic conditions nationally and the areas the Company operates continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future.

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

Tidewater System

The Tidewater System is comprised of 87 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 888 miles of transmission and distribution mains. Storage facilities include 46 tanks, with an aggregate capacity of 7.9 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.

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

Bayview System

The Bayview System includes two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 4.2 mile distribution system.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

ITEM 3.	LEGAL PROCEEDINGS.

PFOA Regulatory Notice of Non-Compliance – In September 2021, the NJDEP issued a Notice to Middlesex based on self-reporting by Middlesex that the level of PFOA in water treated at its Park Avenue Wellfield Treatment Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and the Company complied in due course. Water currently being delivered to customers is in compliance with all USEPA and NJDEP drinking water standards, including the newly established water quality standard for PFOA.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability resulting from these lawsuits. For further discussion of this matter, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Notice of Non-Compliance. The following summarizes the legal complaints brought against Middlesex related to this matter:

●	Vera et al. v. Middlesex Water Company - On October 29, 2021, a complaint was filed in the Superior Court of New Jersey, Middlesex County seeking restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) court-supervised medical monitoring/testing going forward. On November 19, 2021, a first amended complaint was filed together with motions for Class Certification and Injunctive Relief. On December 17, 2021, the parties entered into a Stipulation where it was agreed that Plaintiff’s motion for injunctive relief would be withdrawn. On February 16, 2022, Middlesex filed a Motion To Dismiss Plaintiffs’ complaint for: (1) failure to include an indispensable party, 3M Company (3M), whom Middlesex claims is the source of the PFOA in the Company’s wells; and (2) failure to state legally cognizable claims in support of all of the counts set forth in the complaint. Plaintiff’s motion for Class Certification and further discovery is postponed pending the outcome of Middlesex’s Motion To Dismiss. On April 21, 2022, the Judge granted Vera’s Motion for Class Certification and granted in part and denied in part Middlesex’s Motion to Dismiss. On May 4, 2022, the Company impleaded 3M as a third-party defendant in this lawsuit. The Company has also initiated a separate lawsuit against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility. On July 6, 2022, the Company filed a Motion to Remove this case from New Jersey Superior Court to the United States District Court for the District of New Jersey. Vera is currently challenging Middlesex’s Motion To Remove at the U.S. District Court for the District of New Jersey in an attempt to remand the case back to the Superior Court of New Jersey.

Index

●	Lonsk et al. v. Middlesex Water Company and 3M Company - On November 9, 2021, a complaint was filed in the United States District Court, District of New Jersey seeking Class Certification and restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) all other claimed related costs. On December 23, 2021, the parties agreed to postpone the filing date of Middlesex’s and 3M’s answers to the complaint to January 14, 2022 at the earliest. This filing date was subsequently further postponed to March 1, 2022. On March 4, 2022, Middlesex filed a Motion to Dismiss Plaintiffs’ complaint. On April 15, 2022, Plaintiffs filed an Amended Complaint. On July 7, 2022, this case was reassigned to a new trial judge at the United States District Court for the District of New Jersey. On October 31, 2022, the trial judge in this matter dismissed Middlesex’s and 3M’s motions to dismiss the Plaintiffs’ complaint and Middlesex and 3M filed answers to Plaintiffs’ amended complaint on November 21, 2022. Discovery in this case is currently underway with a scheduled end date of January 9, 2024.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2022, there were 1,751 holders of record.

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

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, 0.2 million shares remain registered with the SEC for the Investment Plan and available for potential issuance to participants. Middlesex has filed a petition with the NJBPU seeking to increase the number of authorized shares under the Investment Plan by 0.7 million shares. The Company raised approximately $10.3 million through the issuance of shares under the Investment Plan during 2022.

On March 1, 2023, the Company will begin offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 1, 2023, whichever event occurs first.  The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares issued in connection with this plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under this plan is 0.3 million shares, of which approximately 80% remain available for award.

The Company maintains a stock plan for its independent members of the Board of Directors as a component of their compensation. In 2022, shares of the Company’s common stock valued at $0.3 million were granted and issued to the Independent Directors. The maximum number of shares authorized for grant under this plan is 0.1 million. Approximately 46% of the authorized shares remain available for future issuance.

Set forth below is a graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2017. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the S&P 500 Stock Index and a Peer Group*

S&P 500
Middlesex Water Company
Peer Group*
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Global Water Resources Inc, SJW Corp., York Water Company and Middlesex.

December 31,
	2017	2018	2019	2020	2021	2022
Middlesex Water Company	100.00	136.54	165.40	191.52	321.79	213.14
S&P 500 Stock Index	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	108.39	134.25	136.58	178.54	161.23

ITEM 6.	[RESERVED]

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 56,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.

USA operates the Borough of Avalon, New Jersey’s (Avalon) water utility, sewer utility and storm water system under a 10-year operations and maintenance contract expiring in 2032. USA also operates the Borough of Highland Park, New Jersey’s (Highland Park) water and wastewater systems under a 10-year operations and maintenance contract expiring in 2030. In addition to performing day-to-day service operations, USA is responsible for emergency response and management of capital projects funded by Avalon and Highland Park. Under a marketing agreement with HomeServe USA Corp. (HomeServe) expiring in 2031, USA offers residential customers in New Jersey and Delaware water and wastewater related services and home maintenance programs. HomeServe is a leading national provider of such home maintenance service programs. USA receives a service fee for the billing, cash collection and other administrative matters associated with HomeServe’s service contracts. USA also provides unregulated water and wastewater services under contract with several New Jersey municipalities.

Index

Regulatory Notice of Non-Compliance

In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a NJDEP standard that became effective in 2021.

Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. Since completion was not expected until mid-2023, the Company implemented an interim solution to meet the Notice requirements.

In June 2022, a portion of the enhanced treatment process was completed, placed into service and is effectively treating the ground water in compliance with all state and federal drinking water standards.

In September 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP with respect to the Notice, which voided any further notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022 as required by the Notice. The Company must comply with several other requirements of the ACO or face penalties.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company has has also initiated a separate lawsuit against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances (PFAS), which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

Capital Construction Program

The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $102 million in 2023 in connection with this plan for projects that include, but are not limited to:

●	Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield in South Plainfield, New Jersey to comply with new state water quality regulations relative to PFAS, and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;
●	Replacement of approximately 24,000 linear feet of cast iron 6" water main in the Port Reading and Carteret sections of Woodbridge, New Jersey;
●	Replacement of Company and customer owned lead and galvanized service lines;
●	Interconnecting Tidewater’s Angola and Meadows Districts which will provide redundant capacity and storage for both districts;
●	Improvements to Pinelands Water’s Well Station #2; and
●	Various water main replacements and improvements.

Sale of Subsidiary

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

Index

Coronavirus (COVID-19) Pandemic

In January 2023, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic with an announced end to the nationwide health emergency on May 11, 2023. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency Order ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The New Jersey Board of Public Utilities (the NJBPU) and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. The Company has increased its allowance for doubtful accounts for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. The Company has not deferred any COVID-19 related incremental costs. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Strategy for Growth

Our strategy for profitable growth is focused on the following key areas:

●	Invest in projects, products and services that complement our core water and wastewater competencies;
●	Timely and adequate recovery of infrastructure investments and other costs to maintain service quality;
●	Prudent acquisitions of investor and municipally-owned water and wastewater utilities; and
●	Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk profile.

Rates

Middlesex – In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated regulated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest, pending final resolution expected in the second quarter of 2022.

In March 2021, the NJBPU approved Middlesex’s annual petition to reset its PWAC tariff rate to recover additional costs of $1.1 million for the purchase of treated water from a non-affiliated regulated water utility.  The new PWAC rate became effective April 4, 2021.

Tidewater – On August 31, 2022, the DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6%, effective for service rendered on and after September 1, 2022. In June 2022, the Delaware Division of the Public Advocate had filed a petition with the DEPSC requesting that Tidewater’s rates be reduced based on the claim that Tidewater had been earning above its authorized rate of return. The rate reduction is expected to reduce annual revenues by approximately $2.2 million.

Index

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its Distribution System Improvement Charge (DSIC) rate to zero effective April 1, 2021 and refunded approximately $1.0 million to customers principally in the form of an account credit for DSIC revenue previously billed between April 1, 2020 and March 31, 2021. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Pinelands - In September 2022, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.6 million and $0.4 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in both matters is expected in the first quarter of 2023.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39% effective January 1, 2023. Beginning in 2025 and thereafter, inflation based rate increases cannot exceed the lesser of the regional Consumer Price Index or 3%. Inflation based increases are in addition to the threshold rate increases. The agreement expires on December 31, 2029.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2023. As operating costs are anticipated to increase in 2023 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

The DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6% (for further discussion of the impact of this on the Company, see Rates, Tidewater above). Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2023 and 2024 in a variety of categories. These factors, among others, will likely require Middlesex and Tidewater to file base rate increase requests as early as the second quarter of 2023.

Overall, organic residential customer growth continues in our Tidewater system (approximately 5% in 2022). However, current and evolving economic market conditions may challenge the growth level. Builders and developers in Tidewater’s service areas are experiencing lower home starts and longer home sales closing cycles due to supply chain issues, which may be further affected by inflationary trends on housing construction materials and mortgage interest rates.

The Company has projected to spend approximately $266 million for the 2023-2025 capital investment program, including approximately $22 million for PFAS-related treatment upgrades, $18 million for Lead and Copper Rule compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System and $8 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems.

Index

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 93% of total revenues for the year ended December 31, 2022 and 91% for each of the years ended December 31, 2021 and 2020 and approximately 95% of net income for the year ended December 31, 2022 and 93% of net income for each of the years ended December 31, 2021, and 2020. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2022 as Compared to 2021

	(In Millions)
	Years Ended December 31,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$150.6	$11.8	$162.4	$130.8	$12.3	$143.1
Operations and maintenance expenses	70.8	8.3	79.1	65.4	8.3	73.7
Depreciation expense	22.8	0.2	23.0	20.9	0.2	21.1
Other taxes	18.0	0.2	18.2	14.9	0.2	15.1
Gain on Sale of Subsidiary	5.2	—	5.2	—	—	0.0
Operating income	44.2	3.1	47.3	29.6	3.6	33.2

Other income (expense), net	7.4	0.3	7.7	5.6	0.3	5.9
Interest expense	9.4	—	9.4	8.1	—	8.1
Income taxes	2.0	1.2	3.2	(6.7)	1.2	(5.5)
Net income	$40.2	$2.2	$42.4	$33.8	$2.7	$36.5

Operating Revenues

Operating revenues for the year ended December 31, 2022 increased $19.3 million from the same period in 2021 due to the following factors:

●	Middlesex System revenues increased by $21.6 million due to the approved 2022 base rate and PWAC rate increases and higher weather driven demand across all customer classes (for further discussion of Middlesex’s base and PWAC rate increases see Rates, Middlesex above);
●	Tidewater System revenues increased $0.9 million due to additional customers and a one-time customer credit issued in 2021 partially offset by a DEPSC ordered 2022 rate reduction (for further information on the one-time credit and rate reduction, see Rates, Tidewater above);
●	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $2.7 million;
●	Non-regulated revenues decreased $0.4 million, primarily due to lower supplemental contract services; and
●	All other revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2022 increased $5.4 million from the same period in 2021 due to the following factors:

●	Labor cost increased $1.5 million due to wage increases;
●	Variable production costs increased $1.2 million primarily due to increased production, weather-driven changes in water quality and higher chemical prices;

Index

●	Costs for employee benefits increased $1.0 million due to market fluctuations in the cash surrender value of life insurance policies and higher health insurance premiums;
●	Higher weather-related main break activity in our Middlesex system during the winter months resulted in $0.6 million of additional non-labor costs;
●	Equipment repairs and maintenance costs increased by $0.5 million;
●	Transportation expenses increased $0.3 million due to higher fuel prices;
●	Costs associated with the NJDEP PFOA customer notification process resulted in $0.2 million of additional expense (for further information on this matter, see Regulatory Notice of Non-Compliance above); and
●	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2022 increased $1.9 million from the same period in 2021 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2022 increased $3.0 million from the same period in 2021 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the year ended December 31, 2022 increased $1.8 million from the same period in 2021 primarily due to higher actuarially-determined retirement benefit plans non-service benefit partially offset by lower Allowance for Funds Used During Construction (AFUDC) resulting from a reduced level of capital projects under construction.

Interest Charges

Interest charges for the year ended December 31, 2022 increased $1.3 million from the same period in 2021 due to higher long-term and short-term debt outstanding in 2022 as compared to 2021 and higher average interest rates in 2022 as compared to 2021.

Income Taxes

Income taxes for the year ended December 31, 2022 increased by $8.7 million from the same period in 2021, primarily due to income taxes on the gain on the sale of a subsidiary and the expiration of income tax benefits associated with the adoption of Internal Revenue Service tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018. Partially offsetting these increases were greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2022 increased $5.9 million as compared with the same period in 2021. Basic earnings per share were $2.40 and $2.08 for the years ended December 31, 2022 and 2021, respectively. Diluted earnings per share were $2.39 and $2.07 for the years ended December 31, 2022 and 2021, respectively.

Index

Results of Operations for 2021 as Compared to 2020

	(In Millions)
	Years Ended December 31,
	2021			2020
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$130.8	$12.3	$143.1	$129.5	$12.1	$141.6
Operations and maintenance expenses	65.4	8.3	73.7	62.5	8.3	70.8
Depreciation expense	20.9	0.2	21.1	18.3	0.2	18.5
Other taxes	14.9	0.2	15.1	14.7	0.2	14.9
Operating income	29.6	3.6	33.2	34.0	3.4	37.4

Other income (expense), net	5.6	0.3	5.9	4.3	0.1	4.4
Interest expense	8.1	—	8.1	7.5	—	7.5
Income taxes	(6.7)	1.2	(5.5)	(5.1)	1.0	(4.1)
Net income	$33.8	$2.7	$36.5	$35.9	$2.5	$38.4

Operating Revenues

Operating revenues for the year ended December 31, 2021 increased $1.5 million from the same period in 2020 due to the following factors:

●	Middlesex System revenues decreased by $0.4 million due to lower water demand from general meter service and wholesale customers, offset by an increase in the PWAC tariff rate effective April 4, 2021 (see Rates, Middlesex above for further discussion);
●	Tidewater System revenues increased $1.7 million due to additional customers and higher customer demand for water, partially offset by $1.0 million due to the DSIC revenue refund (for further information, see Rates, Tidewater above for further discussion);
●	Non-regulated revenues increased $0.3 million, primarily due to USA’s contract to operate and maintain Highland Park’s water and wastewater systems, which commenced July 1, 2020; and
●	All other revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2021 increased $2.9 million from the same period in 2020 due to the following factors:

●	Higher weather-related water main break activity in our Middlesex system during the winter months resulted in $0.5 million of additional non-labor costs;
●	Labor costs increased $0.9 million due to wage increases and lower allocation of labor to capital projects;
●	Increased business insurance premiums resulted in $0.3 million of additional costs;
●	Increased Avalon and Highland Park billable supplemental service expenses increased $0.5 million;
●	Outside services and consultant costs increased $0.2 million due to higher regulatory and corporate activity, including compliance with America’s Water Infrastructure Act of 2018;
●	Transportation expenses increased $0.2 million due to higher fuel prices;
●	Information technology costs increased $0.2 million due to greater software licensing fees; and
●	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the year ended December 31, 2021 increased $2.6 million from the same period in 2020 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the year ended December 31, 2021 increased $0.2 million from the same period in 2020 primarily due to higher payroll taxes on increased labor costs.

Other Income, net

Other Income, net for the year ended December 31, 2021 increased $1.6 million from the same period in 2020 primarily due to lower actuarially-determined retirement benefit plans non-service expense offset by lower AFUDC on a lower average level of capital construction projects under construction.

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

Net Income and Earnings Per Share

Net income for the year ended December 31, 2021 decreased $1.9 million as compared with the same period in 2020. Basic earnings per share were $2.08 and $2.19 for the years ended December 31, 2021 and 2020, respectively. Diluted earnings per share were $2.07 and $2.18 for the years ended December 31, 2021 and 2020, respectively. In anticipation of this expected decrease, in 2021, Middlesex filed and settled a base rate increase request with the NJBPU, with rate increases becoming effective on January 1, 2022 and January 1, 2023 (for further discussion of Middlesex’s rate increase, see Rates, Middlesex above).

Liquidity and Capital Resources

Cash Flows from Operating Activities

Cash flows from operating activities are largely influenced by four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2022, cash flows from operating activities increased $28.3 million to $61.4 million. The increase in cash flows from operating activities primarily resulted from higher operating revenues from Middlesex’s January 1, 2022 rate increase and the timing of payments to vendors and to income tax authorities.

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

Cash Flows from Investing Activities

For the year ended December 31, 2022, cash flows used in investing activities increased $8.8 million to $88.2 million, which was attributable to higher utility plant expenditures partially offset by cash received from the sale of Middlesex’s regulated wastewater subsidiary in January 2022.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Index

Cash Flows from Financing Activities

For the year ended December 31, 2022, cash flows provided by financing activities decreased $12.3 million to $27.1 million. The decrease in cash flows provided by financing activities is due to a decrease in net long-term borrowings, lower net customer advances and contributions and higher common stock dividends offset by higher proceeds from the issuance of common stock and higher short-term borrowing.

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

The table below summarizes our estimated capital expenditures for the years 2023-2025.

	(Millions)
	2023	2024	2025	2023-2025
Distribution/Network System	$59	$61	$62	$182
Production System	33	17	4	54
Information Technolgy (IT) Systems	4	2	3	9
Other	6	6	9	21
Total Estimated Capital Expenditures	$102	$86	$78	$266

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

●	Distribution/Network System-Includes projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and the RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with RENEW, we expect to spend approximately $12 million in 2023, and $11 million in each of 2024 and 2025. We expect to spend approximately $8 million in 2023 and 2024 for construction of elevated storage tanks in our Tidewater and Middlesex systems.
●	Production System-Includes projects associated with our treatment plants, including approximately $22 million of expenditures in 2023 for PFAS treatment upgrades in our Middlesex system.
●	Information Technology (IT) Systems-Includes further upgrade of our enterprise resource planning system and hardware and software purchases for other IT systems.
●	Other-Includes purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to field and inventory management facilities in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs and, could be impacted if significant effects of the COVID-19 pandemic further arise and continue for an extended period of time.

To pay for our capital program in 2023, we estimate we will utilize some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of available lines of credit with several financial institutions. As of December 31, 2022, $55.5 million was outstanding under these lines of credit (see discussion under “Sources of Liquidity-Short-term Debt” below);

Index

●	Proceeds from the Delaware State Revolving Fund (SRF). SRF programs provide low cost financing for projects meeting certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);
●	Proceeds from the sale and issuance of FMBs in private placement offerings (see discussion under “Sources of Liquidity-Long-term Debt” below);
●	Proceeds from other long-term borrowings (see discussion under “Sources of Liquidity-Long-term Debt” below);
●	Proceeds from common stock sales through the Investment Plan (see discussion under “Sources of Liquidity-Common Stock” below); and
●	Proceeds from a common stock sale (see discussion under “Sources of Liquidity-Common Stock” below).

Sources of Liquidity

Short-term Debt - In January 2022, the Company increased available lines of credit from $110 million to $140 million. The outstanding borrowings under the credit lines at December 31, 2022 were $55.5 million, at a weighted average interest rate of 5.17%.

The weighted average daily amounts of borrowings outstanding under the credit lines and the weighted average interest rates on those amounts were $28.9 million and $23.7 million at 3.34% and 1.12 % for the years ended December 31, 2022 and 2021, respectively.

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

In May 2022, Middlesex repaid its two outstanding NJIB construction loans by issuing FMBs to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

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

In November 2022, Middlesex filed a petition with the NJBPU for approval to borrow up to $300.0 million, in one or more negotiated transactions in the form of notes and/or FMBs through loans from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed in

Index

order to fund portions of its capital program and for other funding requirements. The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to align with the Company’s construction timetable.

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

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In connection with this approval:

●	In March 2023, Middlesex expects to close on a $40.0 million, 5.24% private placement of FMBs with a 2043 maturity date designated as Series 2023A. Proceeds will be used to reduce the Company’s outstanding balances under its lines of credit;

●	In November 2021, Middlesex closed on a $19.5 million, 2.79% private placement of FMBs with a 2041 maturity date designated as Series 2021A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit.; and

●	In November 2020, Middlesex closed on a $40.0 million, 2.90% private placement of FMBs with a 2050 maturity date designated as Series 2020A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit and for the Company’s 2020 capital program.

In February 2023, Tidewater filed three applications with the DEPSC seeking approval to borrow up to $10.2 million in total at an interest rate of 2.0% as set by the Delaware SRF Program for construction of several water transmission projects. If approved by the DEPSC, Tidewater expects to close on these loans in April 2023 and construct the projects in 2023 and 2024. Under the Delaware SRF Program, borrowers submit reimbursement requisitions during the construction period. Once the proceeds are received, Tidewater will record the debt obligation.

Tidewater expects to file an application with the DEPSC in late February 2023 seeking approval to borrow up to $20.0 million from CoBank, ACB (CoBank) with a term of up to 25 years and an interest rate to be determined at the loan’s closing. If approved by the DEPSC, Tidewater expects to close on this loan in April 2023 with the ability to draw the funds in one or more transactions until December 31, 2023. The interest rate will be set at the time of the individual draw. Proceeds from the loan would be used to pay off Tidewater’s outstanding balances under its lines of credit and for other general corporate purposes.

In December 2021, Tidewater closed on the DEPSC approved $5.0 million Delaware SRF Program loan and began receiving disbursements in January 2022. Tidewater has borrowed $2.6 million under this loan with expected borrowings to continue through mid-2023. The final maturity date on the loan is 2044.

In September 2021, Tidewater completed its $20 million secured borrowing with CoBank, at an interest rate of 3.94% with a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

In November 2022, Pinelands Water and Pinelands Wastewater filed petitions with the NJBPU for approval to borrow up to $4.9 million each from CoBank with terms up to 25 years and with interest rates to be determined at the loans’ closings. If approved by the NJBPU, Pinelands expects to close on these loans in the second quarter of 2023. Proceeds from the loan would be used to pay off Pinelands’ outstanding Note Payable balances and partially fund future capital expenditures.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Index

Common Stock - The Company issues shares of its common stock in connection with the Investment Plan, a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $10.3 million through the issuance of shares under the Investment Plan during 2022. Middlesex has filed a petition with the NJBPU seeking to increase the number of authorized shares under the Investment Plan by 0.7 million shares. On March 1, 2023, the Company will begin offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 1, 2023, whichever event occurs first.  The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

In order to fully fund the ongoing capital investment program and maintain a balanced capital structure for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. In October 2022, Middlesex filed a petition with the NJBPU for approval to issue and sell up to 1.0 million shares of its common stock. A decision on the matter is expected in the second quarter of 2023. Common stock offerings will occur as needed to maintain a balanced capital structure and continue on a parallel path with future debt offerings.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2022.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$306	$17	$14	$13	$262
Note Payable	56	56	—	—	—
Interest on Long-Term Debt	207	9	16	15	167
Purchased Water Contracts	14	6	7	1	—
Commercial Office Leases	7	1	2	2	2
TOTAL	$590	$89	$39	$31	$431

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2022, the Company contributed $2.8 million to its retirement benefit plans and expects to contribute approximately $2.9 million in 2023.

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

Our critical accounting policies and estimates are set forth below.

Regulatory Accounting

We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries are subject to regulation in the states in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 980 Regulated Operations (Regulatory Accounting).

In accordance with Regulatory Accounting, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have recorded costs and obligations, which will be amortized over various future periods. Any change in the assessment of the probability of rate-making treatment would require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future.

Revenues

Revenues from our regulated customers, which include amounts billed quarterly to residential customers and monthly to industrial, commercial, fire-protection and wholesale customers, also include unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. While actual usage for customers may differ from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual consumption.

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

The primary assumptions used for determining future retirement benefit plans’ obligations and costs, which are reviewed and revised as needed each year, are as follows:

●	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
●	Compensation Increase - based on management projected future employee compensation increases;

Index

●	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
●	Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP-2021 for the 2022 valuation); and
●	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2022 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.98%	4.98%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2022 valuation, costs and obligations for our Other Benefits Plan assumed an 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2023 with the annual rate of increase declining 0.5% per year for 2024-2029, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2029.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(9,654)	$(1,427)
Discount Rate 1% Decrease	11,814	1,943

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(4,192)	$(1,239)
Discount Rate 1% Decrease	5,258	632
Healthcare Cost Trend Rate 1% Increase	4,239	923
Healthcare Cost Trend Rate 1% Decrease	(3,448)	(1,451)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Index

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2023 to 2059. Over the next twelve months, approximately $17.5 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Philadelphia, Pennsylvania

February 24, 2023

Index

 MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2022	2021	2020

Operating Revenues	$162,434	$143,141	$141,592

Operating Expenses:
Operations and Maintenance	79,096	73,671	70,796
Depreciation	23,029	21,109	18,472
Other Taxes	18,208	15,150	14,904

Total Operating Expenses	120,333	109,930	104,172

Gain on Sale of Subsidiary	5,232	—	—

Operating Income	47,333	33,211	37,420

Other Income (Expense):
Allowance for Funds Used During Construction	2,314	2,653	4,016
Other Income (Expense), net	5,389	3,305	363

Total Other Income, net	7,703	5,958	4,379

Interest Charges	9,367	8,114	7,493

Income before Income Taxes	45,669	31,055	34,306

Income Taxes	3,240	(5,488)	(4,119)

Net Income	42,429	36,543	38,425

Preferred Stock Dividend Requirements	120	120	120

Earnings Applicable to Common Stock	$42,309	$36,423	$38,305

Earnings per share of Common Stock:
Basic	$2.40	$2.08	$2.19
Diluted	$2.39	$2.07	$2.18

Average Number of
Common Shares Outstanding :
Basic	17,597	17,492	17,459
Diluted	17,712	17,607	17,574

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2022	2021
UTILITY PLANT:	Water Production	$249,153	$247,286
	Transmission and Distribution	735,138	697,200
	General	97,581	95,658
	Construction Work in Progress	53,570	24,947
	TOTAL	1,135,442	1,065,091
	Less Accumulated Depreciation	214,891	199,723
	UTILITY PLANT - NET	920,551	865,368

CURRENT ASSETS:	Cash and Cash Equivalents	3,828	3,533
	Accounts Receivable, net of allowance for uncollectible accounts of $2,326 and $2,574, respectively	16,018	15,311
	Unbilled Revenues	8,659	7,273
	Materials and Supplies (at average cost)	6,177	5,358
	Prepayments	2,624	2,880
	TOTAL CURRENT ASSETS	37,306	34,355

OTHER ASSETS:	Operating Lease Right of Use Asset	3,826	4,503
	Preliminary Survey and Investigation Charges	2,806	3,540
	Regulatory Assets	90,046	100,738
	Non-utility Assets - Net	11,207	11,428
	Employee Benefit Plans	8,689	—
	Other	19	83
	TOTAL OTHER ASSETS	116,593	120,292
	TOTAL ASSETS	$1,074,450	$1,020,015

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:	Common Stock, No Par Value	$233,054	$221,919
	Retained Earnings	167,274	145,807
	TOTAL COMMON EQUITY	400,328	367,726
	Preferred Stock	2,084	2,084
	Long-term Debt	290,280	306,520
	TOTAL CAPITALIZATION	692,692	676,330

CURRENT	Current Portion of Long-term Debt	17,462	6,731
LIABILITIES:	Notes Payable	55,500	13,000
	Accounts Payable	24,847	21,125
	Accrued Taxes	12,162	8,621
	Accrued Interest	2,535	1,986
	Unearned Revenues and Advanced Service Fees	1,365	1,330
	Other	3,988	3,826
	TOTAL CURRENT LIABILITIES	117,859	56,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Customer Advances for Construction	21,382	23,529
	Lease Obligations	3,706	4,367
	Accumulated Deferred Income Taxes	77,783	69,500
	Employee Benefit Plans	—	11,290
	Regulatory Liabilities	46,734	49,431
	Other	919	1,086
	TOTAL OTHER LIABILITIES	150,524	159,203

CONTRIBUTIONS IN AID OF CONSTRUCTION		113,375	127,863
	TOTAL CAPITALIZATION AND LIABILITIES	$1,074,450	$1,020,015

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,429	$36,543	$38,425
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	27,475	26,799	20,838
Provision for Deferred Income Taxes	(5,334)	(10,989)	(13,490)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,387)	(1,505)	(2,503)
Cash Surrender Value of Life Insurance	401	(136)	(391)
Stock Compensation Expense	1,630	1,338	1,096
Gain on Sale of Subsidiary	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	(707)	(742)	(2,661)
Unbilled Revenues	(1,386)	(208)	118
Materials & Supplies	(819)	(246)	333
Prepayments	256	6	(519)
Accounts Payable	3,722	(9,318)	7,137
Accrued Taxes	3,541	(1,517)	2,503
Accrued Interest	549	(151)	106
Employee Benefit Plans	(4,266)	(2,645)	(1,377)
Unearned Revenue & Advanced Service Fees	35	75	44
Other Assets and Liabilities	454	(4,276)	3,696

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,361	33,028	53,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $927 in 2022, $1,148 in 2021 and $1,513 in 2020	(91,335)	(79,378)	(105,619)
Proceeds from Sale of Subsidiary	3,122	—	—

NET CASH USED IN INVESTING ACTIVITIES	(88,213)	(79,378)	(105,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,423)	(52,691)	(7,472)
Proceeds from Issuance of Long-term Debt	2,662	86,595	50,316
Net Short-term Bank Borrowings	42,500	11,000	(18,000)
Deferred Debt Issuance Expense	(624)	(994)	(148)
Common Stock Issuance Expense	(32)	—	(37)
Proceeds from Issuance of Common Stock	10,335	3,837	1,230
Payment of Common Dividends	(20,810)	(19,373)	(18,178)
Payment of Preferred Dividends	(120)	(120)	(120)
Construction Advances and Contributions-Net	659	11,225	8,578

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,147	39,479	16,169
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	295	(6,871)	(36,095)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,533	10,404	46,499
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,828	$3,533	$10,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,252	$4,750	$5,080
Long-term Debt Deobligation	$—	$64	$258
Non-Cash Consideration for Sale of Subsidiary	$2,100	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$9,251	$8,546	$7,644
Interest Capitalized	$927	$1,148	$1,513
Income Taxes	$3,230	$3,335	$2,509

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

 CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2022	2021
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2022 - 17,642; 2021 - 17,522	$233,054	$221,919

Retained Earnings	167,274	145,807
TOTAL COMMON EQUITY	$400,328	$367,726

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$252,269	$203,892
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	44,918	47,613
State Revolving Trust Notes, 2.00%-4.22%, due 2025-2038	9,200	7,510
Construction Loans, 0.00%	—	52,131
SUBTOTAL LONG-TERM DEBT	306,387	311,146
Add: Premium on Issuance of Long-term Debt	6,873	7,271
Less: Unamortized Debt Expense	(5,518)	(5,166)
Less: Current Portion of Long-term Debt	(17,462)	(6,731)
TOTAL LONG-TERM DEBT	$290,280	$306,520

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792

Net Income	—	$—	$38,425	$38,425
Dividend Reinvestment & Common Stock Purchase Plan	19	1,230	—	1,230
Restricted Stock Award - Net - Employees	16	851	—	851
Stock Award - Board Of Directors	4	245	—	245
Cash Dividends on Common Stock ($1.041 per share)	—	—	(18,178)	(18,178)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Expenses	—	—	(37)	(37)
Balance at December 31, 2020	17,473	$217,451	$128,757	$346,208

Net Income	—	$—	$36,543	$36,543
Dividend Reinvestment & Common Stock Purchase Plan	40	3,837	—	3,837
Restricted Stock Award - Net - Employees	6	350	—	350
Stock Award - Board Of Directors	3	281	—	281
Cash Dividends on Common Stock ($1.108 per share)	—	—	(19,373)	(19,373)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Balance at December 31, 2021	17,522	$221,919	$145,807	$367,726

Net Income	—	$—	$42,429	$42,429
Dividend Reinvestment & Common Stock Purchase Plan	114	10,335	—	10,335
Restricted Stock Award - Net - Employees	3	520	—	520
Stock Award - Board Of Directors	3	280	—	280
Cash Dividends on Common Stock ($1.1825 per share)	—	—	(20,810)	(20,810)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Expenses	—	—	(32)	(32)
Balance at December 31, 2022	17,642	$233,054	$167,274	$400,328

See Notes to Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments

(a) Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Twin Lakes Utilities, Inc. (Twin Lakes). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater.

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

(c) System of Accounts – The Company’s regulated utilities maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU and DEPSC.

(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America. Middlesex and certain of its subsidiaries, which account for 93% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.

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

Index

based on investment performance, discount rates and various other demographic factors related to the population participating in the Company’s retirement benefit plans, all of which can change significantly in future years. For more information on the Company’s Retirement Benefit Plans, see Note 7 – Employee Benefit Plans.

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2022, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2022, 2021 and 2020. These rates have been approved by the NJBPU or DEPSC:

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

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated with the utility plant direct costs over the underlying assets’ estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent

Index

respective regulatory rate order. The AFUDC rates for the years ended December 31, 2022, 2021 and 2020 for Middlesex and Tidewater are as follows:

	2022	2021	2020
Middlesex	6.35%	6.50%	6.50%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for doubtful accounts was $2.3 million and $2.6 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, bad debt expense was $0.5 million, $0.9 million and $1.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, write-offs were $0.7 million, $0.4 million and $0.5 million, respectively.

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

Non-regulated service contract revenues consist of base service fees as well as fees for additional billable services provided to customers. Fees are billed monthly and are due within 30 days after the invoice date. The Company considers the amounts billed to represent the value of these services provided to customers. These contracts expire at various times through 2032 and contain remaining performance obligations for which the Company expects to recognize revenue in the future. These contracts also contain customary termination provisions.

Substantially all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for doubtful accounts based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

Index

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2022	2021	2020
Regulated Tariff Sales
Residential	$84,950	$77,699	$76,798
Commercial	22,689	16,715	15,448
Industrial	11,152	8,990	9,512
Fire Protection	12,726	12,608	12,374
Wholesale	18,769	14,590	15,187
Non-Regulated Contract Operations	12,006	12,391	12,130
Total Revenue from Contracts with Customers	$162,292	$142,993	$141,449
Other Regulated Revenues	831	929	532
Other Non-Regulated Revenues	440	427	415
Inter-segment Elimination	(1,129)	(1,208)	(804)
Total Revenue	$162,434	$143,141	$141,592

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

(s) Coronavirus (COVID-19) Pandemic – In January 2023, the United States Secretary of Health and Human Services renewed the determination that a nationwide health emergency exists as a result of the COVID-19 Pandemic with an announced end to the declared health emergency on May 11, 2023. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally and areas the Company operated continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency Order ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

Index

The NJBPU and the DEPSC have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Neither jurisdiction has established a timetable or definitive formal procedures for seeking cost recovery. The Company’s allowance for doubtful accounts was increased for expected increases in accounts receivable write-offs due to the financial impact of COVID-19 on customers. The Company has not deferred any COVID-19 related incremental costs. We will continue to monitor the effects of COVID-19.

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

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. Since completion was not expected until mid-2023, in December 2021, the Company implemented an interim solution to meet the Notice requirements. The Park Avenue Wellfield Treatment Plant was temporarily taken off-line and alternate sources of supply were obtained. Simultaneously, the Company accelerated a portion of the enhanced treatment project to allow a restart of the Park Avenue Wellfield Treatment Plant ahead of historical higher water demand periods during the summer months.

In June 2022, a portion of the enhanced treatment process was completed, placed into service and is effectively treating the ground water in compliance with all state and federal drinking water standards.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which requires the Company to take whatever actions are necessary to achieve and maintain compliance with the Safe Drinking Water Act, N.J.S.A, 58:12A-1 et seq., and the Safe Drinking Water Act regulations N.J.A.C. 7:10-1 et seq., including applicable public notifications. The Company’s agreement to enter into an ACO avoided any further Notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022. The Company issued the public notifications in February 2023 and will continue to update and distribute public information as prescribed in the ACO. In addition, in accordance with the ACO:

●	On or before June 30, 2023, the Company shall complete the permanent construction of the Park Avenue Wellfield treatment upgrades, place the treatment upgrades into operation, and all water at the Park Avenue Wellfield Treatment Plant shall be treated to comply with the PFOA NJDEP standards.

●	The Company must perform required sample testing and reporting for PFOA subsequent to completion of the Park Avenue Wellfield treatment upgrades.

●	The Company shall submit to the NJDEP quarterly progress reports detailing the Company’s compliance with the ACO.

The Company’s failure to comply with the compliance schedule and/or progress reporting requirements of the ACO could lead to penalties up to $500 per day. In addition, the NJDEP could penalize the Company for other violations, if any, of the ACO.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has

Index

acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company had previously initiated a separate lawsuit against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

In January 2022, the Company filed a petition with the NJBPU seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice. The Company is currently awaiting a decision on this matter from the NJBPU.

(u) Sale of Subsidiary –– In January 2022, Middlesex closed on the DEPSC approved sale of 100% of the common stock of its subsidiary Tidewater Environmental Services, Inc. for $6.4 million in cash and other consideration, resulting in a $5.2 million pre-tax gain. The Company will continue to own and operate its regulated water utilities in Delaware as well as its non-regulated operations and maintenance contract business.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex - In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated regulated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest, pending final resolution of this matter, which is expected in the second quarter of 2023.

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

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its Distribution System Improvement Charge (DSIC) rate to zero effective April 1, 2021 and refunded approximately $1.0 million to customers primarily in the form of an account credit for DSIC revenue previously billed between April 1, 2020 and March 31, 2021. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between base rate proceedings.

Pinelands – In September 2022, Pinelands Water and Pinelands Wastewater filed separate petitions with the NJBPU seeking permission to increase base rates by approximately $0.6 million and $0.4 million per year, respectively. These requests were necessitated by capital infrastructure investments both companies have made, or have committed to make, and increased operations and maintenance costs. We cannot predict whether the NJBPU will ultimately approve, deny, or reduce the amount of the requests. A decision by the NJBPU in both matters is expected in the first quarter of 2023.

Index

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39%, effective January 1, 2023. Beginning in 2025 and thereafter, inflation based rate increases cannot exceed the lesser of the regional Consumer Price Index or, 3%. Inflation based increases are in addition to the threshold rate increases. This agreement expires on December 31, 2029.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC.   In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Pennsylvania Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Pennsylvania Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Pennsylvania Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Pennsylvania Court erred in failing to address Twin Lakes’ constitutional claims. The timing of the final decision by the Supreme Court of Pennsylvania and the final adjudication of this matter cannot be predicted at this time.

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

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2022	2021	Recovery Periods
Retirement Benefits	$9,214	$24,926	Various
Income Taxes	74,422	70,427	Various
Rate Cases, Tank Painting, and Other	6,410	5,385	2-10 years
Total	$90,046	$100,738

Retirement benefits include pension and other retirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations in excess of current funding, which the Company believes will be fully recovered in rates set by the regulatory authorities.

Index

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21%. The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. As of December 31, 2022 and 2021, the Company has recorded regulatory liabilities of $29.0 million and $30.4 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex and Pinelands customers became effective after 2017 and reflect the impact of the 2017 Tax Act on their revenue requirements.

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS, and, as of December 31, 2022 and 2021, the Company has recorded $0.0 and $3.0 million of related regulatory liabilities, respectively,

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2022 and 2021, the Company has approximately $17.7 million and $16.1 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Note 3 – Income Taxes

Income tax (benefit) expense differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2022	2021	2020
Income Tax at Statutory Rate	$9,590	$6,521	$7,204
Tax Effect of:
Utility Plant Related	(1,106)	(1,290)	(1,356)
Tangible Property Repairs	(6,767)	(12,281)	(11,298)
State Income Taxes – Net	1,296	1,499	1,364
Other	227	63	(33)
Total Income Tax Expense (Benefit)	$3,240	$(5,488)	$(4,119)

Index

Income tax expense (benefit) is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$425	$(8,247)	$(4,281)
State	1,381	1,467	2,598
Deferred:
Federal	1,242	933	(1,490)
State	260	431	(871)
Investment Tax Credits	(68)	(72)	(75)
Total Income Tax (Benefit) Expense	$3,240	$(5,488)	$(4,119)

As part of Middlesex’s March 2018 base water rate settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS (fully amortized as of March 31, 2022) as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property. This results in significant reductions in the Company’s effective income tax rate, current income tax expense (benefit) and deferred income tax expense (benefit).

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2022	2021
Utility Plant Related	$72,996	$65,107
Customer Advances	(3,568)	(3,595)
Employee Benefits	7,380	7,091
Investment Tax Credits	304	373
Other	671	524
Total Accumulated Deferred Income Taxes	$77,783	$69,500

The Company’s federal income tax returns for the tax years 2014 through 2017 were selected for examination by the IRS, which included the tax year in which the Company had adopted the final IRS tangible property regulations and changed its accounting method for the tax treatment of expenditures that qualified as deductible repairs. As a result of the audit examination, the Company agreed to certain modifications of its accounting method for expenditures that qualify as deductible repairs. In 2019, the Company paid $2.7 million in income taxes and $0.1 million in interest in connection with the conclusion of the 2014 through 2017 federal income tax return audits. The statutory review period for 2018 and prior federal income tax returns has now closed, and as such, in the third quarter of 2022 the Company reversed the December 31, 2021 income tax reserve provision and interest expense liability of $0.5 million and $0.2 million, respectively.

The statutory review periods for federal income tax returns for the years prior to 2019 have been closed. There are no unrecognized tax benefits resulting from prior period tax positions.

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

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
	2022	2021	2020
Untreated	$3.2	$3.3	$3.4
Treated	3.9	3.6	3.6
Total Costs	$7.1	$6.9	$7.0

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million for each of the years ended December 31, 2022, 2021 and 2020.

Information related to operating lease ROU assets is as follows:

	(In Millions)
	December 31,
	2022	2021
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.5)	(2.8)
Current ROU Asset	$3.8	$4.5

Index

The Company’s future minimum operating lease commitments as of December 31, 2022 are as follows:

(In Millions)
December 31, 2022
2023	0.8
2024	0.8
2025	0.8
2026	0.9
2027	0.9
Thereafter	1.8
Total Lease Payments	$6.0
Imputed Interest	(1.6)
Present Value of Lease Payments	4.4
Less Current Portion*	(0.7)
Non-Current Lease Liability	$3.7

*Included in Other Current Liabilities

Construction –The Company has projected to spend approximately $102 million in 2023, $86 million in 2024 and $78 million in 2025 on its construction program. The Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $16.8 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs and could be impacted if the effects of the COVID-19 pandemic continues for an extended period of time (for further discussion of the impact of COVID-19 on the Company, see Note 1(s) COVID-19). There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Index

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2022 and 2021 is summarized below:

	(Millions of Dollars)
	2022	2021
Average Amount Outstanding	$28.9	$23.7
Weighted Average Interest Rate	3.34%	1.12%
Notes Payable at Year-End	$55.5	$13.0
Weighted Average Interest Rate at Year-End	5.17%	1.04%

The Company maintains bank lines of credit aggregating $140.0 million.

	(Millions)
	As of December 31, 2022				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$15.0	$45.0	$60.0	Uncommitted	January 25, 2024
PNC Bank	39.5	28.5	68.0	Committed	January 31, 2024
CoBank, ACB (CoBank)	1.0	11.0	12.0	Committed	November 30, 2023
	$55.5	$84.5	$140.0

The Bank of America line of credit is renewed on an annual basis and was increased from $30 million to $60 million in January 2022.

The maturity dates for the Notes Payable as of December 31, 2022 are in January 2023 through March 2023 and are extendable at the discretion of the Company.

The interest rates for borrowings under the Bank of America and PNC Bank lines of credit are set using the Bloomberg Short-Term Bank Yield Index and adding a credit spread, which varies by financial institution. The interest rate for borrowings under the CoBank line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the Standard Overnight Financing Rate and adding a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $10.3 million under the Investment Plan during 2022. On March 1, 2023, the Company will begin offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 1, 2023, whichever event occurs first.  The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, 0.2 million shares remain registered with the United States Securities and Exchange Commission for the Investment Plan and available for potential issuance to participants. Middlesex has filed a

Index

petition with the NJBPU seeking to increase the number of authorized shares under the Investment Plan by 0.7 million shares.

The Company issues common shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.

The Company maintains a stock plan for its independent Directors as a component of outside members of the Board of Directors compensation. For the years ended December 31, 2022, 2021 and 2020, 2,664, 3,444 and 4,074 shares, respectively, of Middlesex common stock were granted and issued to the Company’s independent Directors under the plan. The maximum number of shares authorized for grant under the plan is 100,000, of which 46,461 shares remain available for future awards.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2022 and 2021, there were 120,000 shares of preferred stock authorized and less than 21,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

In May 2022, Middlesex repaid two outstanding NJIB construction loans by issuing First Mortgage Bonds (FMBs) to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

The NJIB has changed the SRF program for project funding priority ranking, the proportions of interest free loans and market interest rate loans and overall loan limits on interest free loan balances to investor-owned water utilities. These changes affect SRF projects for which the construction loan closes after September 2018. Under the new

Index

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

In May 2020, Middlesex received approval from the NJBPU to borrow up to $100 million, in one or more private placement transactions through December 31, 2023 to help fund Middlesex’s multi-year capital construction program. In connection with this approval:

●	In November 2021, Middlesex closed on a $19.5 million, 2.79% private placement of FMBs with a 2041 maturity date designated as Series 2021A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit.; and

●	In November 2020, Middlesex closed on a $40.0 million, 2.90% private placement of FMBs with a 2050 maturity date designated as Series 2020A. Proceeds were used to reduce the Company’s outstanding balances under its lines of credit and for the Company’s 2020 capital program.

In December 2021, Tidewater closed on the DEPSC approved $5.0 million Delaware SRF Program loan and began receiving disbursements in January 2022. Tidewater has borrowed $2.6 million under this loan with borrowing expected to continue through mid-2023. The final maturity date on the loan is 2044.

In September 2021, Tidewater completed its $20 million secured borrowing with CoBank, at an interest rate of 3.94% with a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

The aggregate annual principal repayment obligations for all long-term debt over the next five years and thereafter are shown below:

Year	(Millions of Dollars) Annual Maturities
2023	$17.5
2024	$7.4
2025	$6.9
2026	$6.7
2027	$6.4
Thereafter	$261.5

The weighted average interest rate on all long-term debt at December 31, 2022 and 2021 was 2.98% and 2.83%, respectively. Except for the FMB Series 2020 ($40.0 million), FMB Series 2021 ($65.0 million) and Amortizing Secured Notes ($44.9 million), all of the Company’s outstanding long-term debt has been issued through the NJEDA ($63.6 million), the NJIB SRF program ($83.7 million) and the Delaware SRF program ($9.2 million).

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Index

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2022, 2021 and 2020. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands, Except Per Share Amounts)
	2022		2021		2020
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$42,429	17,597	$36,543	17,492	$38,425	17,459
Preferred Dividend	(120)		(120)		(120)
Earnings Applicable to Common Stock	$42,309	17,597	$36,423	17,492	$38,305	17,459
Basic EPS	$2.40		$2.08		$2.19
Diluted:
Earnings Applicable to Common Stock	$42,309	17,597	$36,423	17,492	$38,305	17,459
$7.00 Series Dividend	67	115	67	115	67	115
Adjusted Earnings Applicable to Common Stock	$42,376	17,712	$36,490	17,607	$38,372	17,574
Diluted EPS	$2.39		$2.07		$2.18

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

	(Thousands of Dollars)
	At December 31,
	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$147,269	$138,756	$98,828	$107,781

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes”, “State Revolving Trust Notes”, “State Revolving Fund Bond” and “Construction Loans” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $159.1 million and $212.3 million at December 31, 2022 and 2021, respectively. Customer advances for construction have carrying amounts of $21.4 million and $23.5 million at December 31, 2022 and 2021, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Index

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2022 and 2021 was $79.4 million and $100.4 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2022 and 2021.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Change in Projected Benefit Obligation:
Beginning Balance	$113,710	$115,861	$49,396	$52,776
Service Cost	2,362	2,696	799	917
Interest Cost	3,042	2,706	1,325	1,236
Actuarial (Gain) Loss	(27,850)	(4,185)	(17,761)	(4,705)
Benefits Paid	(3,476)	(3,368)	(850)	(828)
Ending Balance	$87,788	$113,710	$32,909	$49,396

Index

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Change in Fair Value of Plan Assets:
Beginning Balance	$100,750	$88,921	$50,668	$44,892
Actual Return on Plan Assets	(14,346)	11,798	(6,639)	5,776
Employer Contributions	1,900	3,400	850	828
Benefits Paid	(3,476)	(3,369)	(850)	(828)
Ending Balance	$84,828	$100,750	$44,029	$50,668

Funded Status	$(2,960)	$(12,960)	$11,120	$1,272

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Amounts Recognized in the Consolidated
Balance Sheets consist of:
Current Liability	$529	$398	$—	$—
Noncurrent Liability (Asset)	2,431	12,562	(11,120)	(1,272)
Net Liability (Asset) Recognized	$2,960	$12,960	$(11,120)	$(1,272)

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Cost
Service Cost	$2,363	$2,696	$2,434	$799	$917	$993
Interest Cost	3,042	2,706	3,099	1,325	1,236	1,699
Expected Return on Plan Assets	(7,041)	(6,225)	(5,635)	(3,547)	(3,142)	(2,853)
Amortization of Net Actuarial Loss	1,673	2,868	2,059	—	527	1,352
Net Periodic Benefit Cost*	$37	$2,045	$1,957	$(1,423)	$(462)	$1,191

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2023 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss (Gain)	$658	$(191)

Index

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2022, 2021 and 2020, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2022	2021	2020	2022	2021	2020
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	4.98%	2.72%	2.37%	4.98%	2.72%	2.37%
Benefit Cost	2.72%	2.37%	3.12%	2.72%	2.37%	3.12%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2021 for the 2022 valuation).

For the 2022 valuation, costs and obligations for our Other Benefits Plan assumed a 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2022 with the annual rate of increase declining 0.5% per year for 2023-2028, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2029.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$435	$(334)
Effect on Projected Benefit Obligation	$4,239	$(3,448)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2023	$4,153	$1,262
2024	4,961	1,423
2025	5,349	1,550
2026	5,344	1,645
2027	5,437	1,699
2028-2032	28,483	9,363
Totals	$53,727	$16,942

Index

Benefit Plans Assets

The allocation of plan assets at December 31, 2022 and 2021 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2022	2021	Target	2022	2021	Target
Equity Securities	53.6%	59.6%	55%	55.2%	66.8%	43%
Debt Securities	40.9%	37.9%	38%	24.7%	30.7%	50%
Cash	3.9%	1.0%	2%	20.1%	2.5%	2%
Real Estate/Commodities	1.6%	1.5%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

Fair Value Measurements

Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

●	Level 1 – Inputs to the valuation methodology are unadjusted quoted market prices for identical assets or liabilities in accessible active markets.
●	Level 2 – Inputs to the valuation methodology that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. If the asset or liability has a specified contractual term, the Level 2 input must be observable for substantially the full term of the asset or liability.
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Index

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$71,559	$—	$—	$71,559
Money Market Funds	3,271	—	—	3,271
Common Equity Securities	9,998	—	—	9,998
Total Investments	$84,828	$—	$—	$84,828

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$87,687	$—	$—	$87,687
Money Market Funds	1,057	—	—	1,057
Common Equity Securities	12,006	—	—	12,006
Total Investments	$100,750	$—	$—	$100,750

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$23,660	$—	$—	$23,660
Money Market Funds	8,623	—	—	8,623
Agency/US/State/Municipal Debt	—	10,592	—	10,592
Other	1,154	—	—	1,154
Total Investments	$33,437	$10,592	$—	$44,029

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$33,844	$—	$—	$33,844
Money Market Funds	1,291	—	—	1,291
Agency/US/State/Municipal Debt	—	15,533	—	15,533
Total Investments	$35,135	$15,533	$—	$50,668

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $1.9 million in 2022 and expects to make approximately $2.0 million of cash contributions in 2023.

For the Other Benefits Plan, Middlesex made total cash contributions of $0.9 million in 2022 and expects to make approximately $0.9 million of cash contributions in 2023.

Index

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.7 million for each of the years ended December 31, 2022, 2021 and 2020.

Employees hired after March 31, 2007 are not eligible to participate in the Pension Plan and are generally eligible to participate in a discretionary profit sharing plan administered through the 401(k) plan. In December each year, the Board of Directors may approve that a stated percentage of eligible compensation be contributed to the account of the employee participant in the first quarter of the following year. For those employees still actively employed on December 31, 2022 or retired during the current year, the Company will fund a discretionary contribution of $0.9 million before April 1, 2023, which represents 5.0% of eligible 2022 compensation. For the years ended December 31, 2021 and 2020, the Company made qualifying discretionary contributions totaling $0.8 million and $0.7 million, respectively.

Stock-Based Compensation

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares of restricted stock issued under the plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under the plan is 300,000 shares, of which approximately 80% remain available for award.

The Company recognizes compensation expense at fair value for the plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.

The following table presents awarded but not yet vested share information for the plan:

	Shares(thousands)	Unearned Compensation (thousands)	Weighted Average Granted Price
Balance, January 1, 2020	97	1,706
Granted	16	982	$60.12
Vested	(27)	—
Amortization of Compensation expense	—	(851)
Balance, December 31, 2020	86	1,837
Granted	15	1,151	$79.02
Vested	(18)
Amortization of Compensation expense	—	(1,057)
Balance, December 31, 2021	83	1,931
Granted	11	1,151	$105.17
Vested	(17)	—
Amortization of Compensation expense	—	(1,350)
Balance, December 31, 2022	77	$1,732

Index

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2022	2021	2020
Revenues:
Regulated	$151,117	$131,531	$129,851
Non – Regulated	12,446	12,818	12,545
Inter-segment Elimination	(1,129)	(1,208)	(804)
Consolidated Revenues	$162,434	$143,141	$141,592

Operating Income:
Regulated	$44,257	$29,577	$34,043
Non – Regulated	3,076	3,634	3,377
Consolidated Operating Income	$47,333	$33,211	$37,420

Depreciation:
Regulated	$22,783	$20,897	$18,264
Non – Regulated	246	212	208
Consolidated Depreciation	$23,029	$21,109	$18,472

Other Income (Expense), Net:
Regulated	$7,898	$6,112	$4,605
Non – Regulated	279	279	130
Inter-segment Elimination	(474)	(433)	(356)
Consolidated Other Income (Expense), Net	$7,703	$5,958	$4,379

Interest Expense:
Regulated	$9,833	$8,529	$7,780
Non – Regulated	7	17	70
Inter-segment Elimination	(473)	(432)	(357)
Consolidated Interest Expense	$9,367	$8,114	$7,493

Income Taxes:
Regulated	$2,084	$(6,723)	$(5,139)
Non – Regulated	1,156	1,235	1,020
Consolidated Income Taxes	$3,240	$(5,488)	$(4,119)

Net Income:
Regulated	$40,229	$33,849	$35,951
Non – Regulated	2,200	2,694	2,474
Consolidated Net Income	$42,429	$36,543	$38,425

Capital Expenditures:
Regulated	$91,054	$79,195	$105,091
Non – Regulated	281	183	528
Total Capital Expenditures	$91,335	$79,378	$105,619

Index

	As of December 31, 2022	As of December 31, 2021
Assets:
Regulated	$1,079,180	$1,022,116
Non – Regulated	6,999	7,811
Inter-segment Elimination	(11,729)	(9,912)
Consolidated Assets	$1,074,450	$1,020,015

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2022 and 2021 is as follows:

	(Thousands of Dollars, Except per Share Data)
2022	1st	2nd	3rd	4th	Total

Operating Revenues	$36,196	$39,683	$47,732	$38,823	$162,434
Gain on Sale of Subsidiary	5,232	—	—	—	5,232
Operating Income	12,523	10,088	16,575	8,146	47,332
Net Income	12,100	8,868	14,291	7,169	42,428
Basic Earnings per Share	$0.69	$0.50	$0.81	$0.40	$2.40
Diluted Earnings per Share	$0.68	$0.50	$0.81	$0.40	$2.39
Common Dividend Per Share	$0.2900	$0.2900	$0.2900	$0.3125	$1.1825
High/Low Common Stock Price	$94.56/$121.10	$75.77/$108.27	$77.08/$96.19	$74.20/$95.82

2021	1st	2nd	3rd	4th	Total

Operating Revenues	$32,541	$36,701	$39,874	$34,025	$143,141
Operating Income	5,634	9,814	11,424	6,339	33,211
Net Income	6,907	10,923	11,476	7,237	36,543
Basic Earnings per Share	$0.39	$0.62	$0.65	$0.42	$2.08
Diluted Earnings per Share	$0.39	$0.62	$0.65	$0.41	$2.07
Common Dividend Per Share	$0.2725	$0.2725	$0.2725	$0.2900	$1.1075
High/Low Common Stock Price	$85.92/$67.09	$88.61/$77.31	$116.40/$81.02	$119.37/$98.12

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

Index

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2022. Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of December 31, 2022, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Middlesex’s independent registered public accounting firm (PCAOB ID 23) has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their report which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

February 24, 2023

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2022 and 2021.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2022.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2022 and 2021.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2022.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	February 24, 2023
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.5	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.
3.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.9(a)	Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12(a)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(b)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(c)	Change in Control Termination Agreement, dated as of March 1, 2012, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(t)10.12(d)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(e)	Change in Control Termination Agreement, dated as of March 17, 2014, between the Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(t)10.12(f)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and G. Christian Andreasen, filed as Exhibit 10.12(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(g)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Robert K. Fullagar, filed as Exhibit 10.12(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(h)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Georgia M. Simpson, filed as Exhibit 10.12(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13(a)	Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.14	Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.15	Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s for the year ended December 31, 2004.
10.16	Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.17(a)	Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10.17(b)	Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29,2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.18	Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.19	Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.22	Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.23	Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.24	Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.25	Prospectus Supplement, filed August 3, 2022, relating to the Middlesex Water Company Investment Plan.	333-266482
10.26(a)	Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(b)	Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.27(a)	Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.27(b)	Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.27(c)*	Amendment No. 2 ($60,000,000) to Uncommitted Loan Agreement, dated January 26, 2023, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.
10.28	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.29	Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.30	Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.31	Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.32	Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.33	Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.34	Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.35	Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.37	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.38	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.39	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.40	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.41	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.42	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.

Index

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.43	Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.44	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.45	Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.46	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.47	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document