Form 10-Q
period 2023-03-31
MIDDLESEX WATER CO
filed 2023-05-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2023: Common Stock, No Par Value: 17,681,092 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2023	2022

Operating Revenues	$38,156	$36,196

Operating Expenses:
Operations and Maintenance	20,257	19,139
Depreciation	5,986	5,622
Other Taxes	4,423	4,144

Total Operating Expenses	30,666	28,905

Gain on Sale of Subsidiary	—	5,232

Operating Income	7,490	12,523

Other Income (Expense):
Allowance for Funds Used During Construction	813	377
Other Income, net	898	1,379

Total Other Income, net	1,711	1,756

Interest Charges	2,595	1,850

Income before Income Taxes	6,606	12,429

Income Taxes	738	329

Net Income	5,868	12,100

Preferred Stock Dividend Requirements	30	30

Earnings Applicable to Common Stock	$5,838	$12,070

Earnings per share of Common Stock:
Basic	$0.33	$0.69
Diluted	$0.33	$0.68

Average Number of Common Shares Outstanding:
Basic	17,652	17,538
Diluted	17,767	17,653

See Notes to Condensed Consolidated Financial Statements

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2023	2022
UTILITY PLANT:	Water Production	$250,408	$249,153
	Transmission and Distribution	740,679	735,138
	General	98,201	97,581
	Construction Work in Progress	72,629	53,570
	TOTAL	1,161,917	1,135,442
	Less Accumulated Depreciation	219,924	214,891
	UTILITY PLANT - NET	941,993	920,551

CURRENT ASSETS:	Cash and Cash Equivalents	4,862	3,828
	Accounts Receivable, net of allowance for uncollectible accounts of $2,317 and $2,326, respectively	15,526	16,018
	Unbilled Revenues	8,660	8,659
	Materials and Supplies (at average cost)	6,559	6,177
	Prepayments	3,914	2,624
	TOTAL CURRENT ASSETS	39,521	37,306

OTHER ASSETS:	Operating Lease Right of Use Asset	3,662	3,826
	Preliminary Survey and Investigation Charges	2,809	2,806
	Regulatory Assets	90,203	90,046
	Non-utility Assets - Net	11,404	11,207
	Employee Benefit Plans	9,284	8,689
	Other	39	19
	TOTAL OTHER ASSETS	117,401	116,593
	TOTAL ASSETS	$1,098,915	$1,074,450

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$235,756	$233,054
	Retained Earnings	167,599	167,274
	TOTAL COMMON EQUITY	403,355	400,328
	Preferred Stock	2,084	2,084
	Long-term Debt	329,636	290,280
	TOTAL CAPITALIZATION	735,075	692,692

CURRENT	Current Portion of Long-term Debt	17,449	17,462
LIABILITIES:	Notes Payable	28,500	55,500
	Accounts Payable	27,623	24,847
	Accrued Taxes	15,996	12,162
	Accrued Interest	2,498	2,535
	Unearned Revenues and Advanced Service Fees	1,311	1,365
	Other	2,601	3,988
	TOTAL CURRENT LIABILITIES	95,978	117,859

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	22,297	21,382
	Lease Obligations	3,543	3,706
	Accumulated Deferred Income Taxes	79,048	77,783
	Regulatory Liabilities	47,032	46,734
	Other	837	919
	TOTAL OTHER LIABILITIES	152,757	150,524

CONTRIBUTIONS IN AID OF CONSTRUCTION		115,105	113,375
	TOTAL CAPITALIZATION AND LIABILITIES	$1,098,915	$1,074,450

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,868	$12,100
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,201	6,825
Provision for Deferred Income Taxes and Investment Tax Credits	(611)	(2,137)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(446)	(202)
Cash Surrender Value of Life Insurance	(102)	187
Stock Compensation Expense	360	267
Gain on Sale of Subsidiary	—	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	492	1,831
Unbilled Revenues	(1)	(875)
Materials & Supplies	(382)	(11)
Prepayments	(1,290)	306
Accounts Payable	2,776	(3,066)
Accrued Taxes	3,834	5,408
Accrued Interest	(37)	(26)
Employee Benefit Plans	(477)	(653)
Unearned Revenue & Advanced Service Fees	(54)	(10)
Other Assets and Liabilities	(1,161)	(737)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,970	13,975
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $367 in 2023, $175 in 2022	(24,515)	(16,631)
Proceeds from Sale of Subsidiary	—	3,122

NET CASH USED IN INVESTING ACTIVITIES	(24,515)	(13,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,553)	(1,228)
Proceeds from Issuance of Long-term Debt	40,972	1,250
Net Short-term Bank Borrowings	(27,000)	2,000
Deferred Debt Issuance Expense	(49)	(9)
Proceeds from Issuance of Common Stock	2,342	2,906
Payment of Common Dividends	(5,513)	(5,087)
Payment of Preferred Dividends	(30)	(30)
Construction Advances and Contributions-Net	410	(507)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,579	(705)
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,034	(239)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,828	3,533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,862	$3,294

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,234	$2,401
Non-Cash Consideration for Sale of a Subsidiary	$—	$2,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$2,812	$2,038
Interest Capitalized	$367	$175
Income Taxes	$—	$125

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2023	2022
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2023 - 17,671; 2022 - 17,642	$235,756	$233,054
Retained Earnings	167,599	167,274
TOTAL COMMON EQUITY	$403,355	$400,328

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$291,496	$252,269
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	44,244	44,918
State Revolving Trust Notes, 2.00%-4.22%, due 2025-2038	10,063	9,200
SUBTOTAL LONG-TERM DEBT	345,803	306,387
Add: Premium on Issuance of Long-term Debt	6,776	6,873
Less: Unamortized Debt Expense	(5,494)	(5,518)
Less: Current Portion of Long-term Debt	(17,449)	(17,462)
TOTAL LONG-TERM DEBT	$329,636	$290,280

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	—	—	12,100	12,100
Dividend Reinvestment & Common Stock Purchase Plan	29	2,906	—	2,906
Restricted Stock Award - Net - Employees	—	267	—	267
Cash Dividends on Common Stock ($0.2900 per share)	—	—	(5,087)	(5,087)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2022	17,551	$225,092	$152,790	$377,882

Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	5,868	5,868
Dividend Reinvestment & Common Stock Purchase Plan	29	2,342	—	2,342
Restricted Stock Award - Net - Employees	—	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,513)	(5,513)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2023	17,671	$235,756	$167,599	$403,355

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

The consolidated notes within the 2022 Annual Report on Form 10-K (the 2022 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows for the three month periods ended March 31, 2023 and 2022. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s December 31, 2022 audited financial statements included in the 2022 Form 10-K.

Recent Developments

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021. The NJDEP standard for PFOA was developed based on a Health-based Maximum Contaminant Level of 14 parts per trillion. Neither the NJDEP nor Middlesex had characterized this exceedance as an acute health threat. However, Middlesex was required by the regulation to notify its affected customers and complied in November 2021.

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Prior to 2023, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. At that time, the completion of enhanced treatment process was not expected until mid-2023. Consequently, in November 2021, the Company implemented an interim solution to meet the Notice requirements, which included putting the Park Avenue Wellfield Treatment Plant in off-line status and obtaining alternate sources of supply. Subsequently, in June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project that allowed a restart of the Park Avenue Wellfield Treatment Plant and it is effectively treating the ground water to ensure compliance with all state and federal drinking water standards.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which requires the Company to take whatever actions are necessary to achieve and maintain compliance with the Safe Drinking Water Act, N.J.S.A, 58:12A-1 et seq., and the Safe Drinking Water Act regulations N.J.A.C. 7:10-1 et seq., including applicable public notifications. The Company’s agreement to enter into an ACO avoided any further Notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022. As prescribed in the ACO, the Company will issue periodic public notifications until the ACO is closed. In addition, in accordance with the ACO:

Index

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

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company had previously initiated a separate lawsuit  against 3M seeking to hold 3M accountable for introduction of perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

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

The NJBPU and the Delaware Public Service Commission (DEPSC) have approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. Middlesex must file a petition with the NJBPU for cost recovery of COVID-19 related incremental costs by May 15, 2023. Delaware has not established a timetable or definitive formal procedures for seeking cost recovery. The Company has increased its allowance for doubtful accounts for higher accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – In December 2021, Middlesex’s base rate case was concluded, by negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the settlement, the Purchased Water Adjustment Clause (PWAC), which is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings, was reset to zero.

Index

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its PWAC tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest, pending final resolution of this matter, which is expected in the second quarter of 2023.

Pinelands – On April 12, 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Twin Lakes Utilities, Inc. (Twin Lakes) – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment so as not to surrender its constitutional rights would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex has subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution.

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock – During the three months ended March 31, 2023 and 2022, there were 29,810 common shares (approximately $2.3 million) and 29,485 common shares (approximately $2.9 million) respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan).

In April 2023, Middlesex received approval from the NJBPU to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described below in “Long-term Debt”, the NJBPU also approved the debt funding component of the financing plan.

Index

In March 2023, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 1, 2023, whichever event occurs first. The discount applies to all common stock purchases made under the Investment Plan, whether by optional cash payment or by dividend reinvestment.

In February 2023, Middlesex filed a petition with the NJBPU seeking to increase the number of authorized shares under the Investment Plan by 0.7 million shares. The Company expects a decision on the request during the second quarter of 2023.

Long-term Debt – Subject to regulatory approval, the Company periodically issues long-term debt to fund its investments in utility plant. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets. A portion of the borrowings under the New Jersey SRF is interest-free.

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

Although the Company’s has no current projects in the NJIB loan program, it is seeking to have several projects added to the qualified list in order to borrow under the NJIB loan program.

In April 2023, Middlesex received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.

In March 2023, Middlesex closed on a $40.0 million, 5.24% private placement of First Mortgage Bonds (FMBs) with a 2043 maturity date designated as Series 2023A. Proceeds were used to reduce the Company’s outstanding balances under its bank lines of credit.

Under the Delaware SRF Program, borrowers submit reimbursement requisitions during the construction period. Once the proceeds are received, Tidewater will record the debt obligation.

In April 2023, Tidewater closed on three DEPSC-approved Delaware SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. Each of these loans are for the construction of transmission mains. Tidewater expects to begin receiving disbursements in May 2023 and that the requisitions will continue through mid-2024.

In March 2023, the DEPSC approved Tidewater’s application to borrow up to $20.0 million from CoBank, ACB (CoBank) Tidewater expects to close on this loan in May 2023 with an interest rate of 5.71% and a 2033 maturity date and fully draw all funds by June 30, 2023. Proceeds from the loan will be used to pay off Tidewater’s outstanding balances under its bank lines of credit.

In November 2021, Tidewater received approval from the DEPSC to borrow up to $5.0 million under the Delaware SRF Program for construction of a one million gallon elevated storage tank. Tidewater closed on the $5.0 million loan at an interest rate of 2.0% in December 2021 and began receiving disbursements in January 2022. Through March 31, 2023, Tidewater has drawn a total of $3.6 million and expects that the requisitions will continue through the third quarter of 2023. The final maturity date on the loan is 2044.

Index

In April 2023, the NJBPU approved Pinelands Water and Pinelands Wastewater’s petitions for each company to borrow up to $4.9 million from CoBank through December 31, 2026. As allowed under the terms of the NJBPU approval, the Companies have opted to allocate the borrowing to a portion in 2023 and a portion prior to the expiration of the approval. For 2023, the companies will each borrow up to $3.0 million in one or more draws. The interest rate will be set on a fixed basis upon each draw. The term of each loan will be 20 years with monthly principal and interest payments. Proceeds will be used by the companies to pay off outstanding intercompany loans with Middlesex and to fund their future capital expenditures.

Fair Value of Financial Instruments – The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMBs and SRF Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar publicly traded issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the Bonds in the table below are classified as Level 2 measurements. The carrying amount and fair value of the Bonds were as follows:

(Thousands of Dollars)
	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$146,496	$137,983	$147,269	$138,756

It was not practicable to estimate their fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $199.3 million and $159.1 million at March 31, 2023 and December 31, 2022, respectively. Customer advances for construction have carrying amounts of $22.3 million and $21.4 million at March 31, 2023 and December 31, 2022, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2023		2022
Basic:	Income	Shares	Income	Shares
Net Income	$5,868	17,652	$12,100	17,538
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$5,838	17,652	$12,070	17,538

Basic EPS	$0.33		$0.69

Diluted:
Earnings Applicable to Common Stock	$5,838	17,652	$12,070	17,538
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$5,855	17,767	$12,087	17,653

Diluted EPS	$0.33		$0.68

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

Index

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2023	2022
Revenues:
Regulated	$34,953	$33,325
Non – Regulated	3,342	3,009
Inter-segment Elimination	(139)	(138)
Consolidated Revenues	$38,156	$36,196

Operating Income:
Regulated	$6,715	$11,705
Non – Regulated	775	818
Consolidated Operating Income	$7,490	$12,523

Net Income:
Regulated	$5,324	$11,513
Non – Regulated	544	587
Consolidated Net Income	$5,868	$12,100

Capital Expenditures:
Regulated	$24,465	$16,585
Non – Regulated	50	46
Total Capital Expenditures	$24,515	$16,631

	As of	As of
	March 31, 2023	December 31, 2022
Assets:
Regulated	$1,106,949	$1,079,180
Non – Regulated	7,490	6,999
Inter-segment Elimination	(15,524)	(11,729)
Consolidated Assets	$1,098,915	$1,074,450

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of March 31, 2023
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$5.0	$55.0	$60.0	Uncommitted	January 25, 2024
PNC Bank	22.5	$45.5	68.0	Committed	January 31, 2025
CoBank	1.0	11.0	12.0	Committed	November 30, 2023
	$28.5	$111.5	$140.0

The interest rates are set for borrowings under the Bank of America and PNC Bank lines of credit using the Bloomberg Short-Term Bank Yield Index and the Secured Overnight Financing Rate (SOFR), respectively, and then adding a specific financial institution credit spread. The interest rate for borrowings under the CoBank line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the SOFR and adding a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.

Index

The weighted average interest rate on the outstanding borrowings at March 31, 2023 under these credit lines is 5.65%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months
	March 31,
	2023	2022
Average Daily Amounts Outstanding	$54,561	$13,444
Weighted Average Interest Rates	5.52%	1.12%

The maturity dates for the $28.5 million outstanding as of March 31, 2023 are in April 2023 through June 2023 and were or are expected to be extended at the discretion of the Company.

Note 7 – Commitments and Contingent Liabilities

Water Supply – Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons a day (mgd). Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2023	2022

Treated	$1,383	$747
Untreated	802	811
Total Costs	$2,185	$1,558

Leases – The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

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

Index

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended March 31, 2023 and 2022, respectively

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	March 31, 2023	December 31, 2022
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.6)	(3.5)
Current ROU Asset	$3.7	$3.8

The Company’s future minimum operating lease commitments as of March 31, 2023 are as follows:

(In Millions)
2023	0.6
2024	0.8
2025	0.8
2026	0.9
2027	0.9
Thereafter	1.8
Total Lease Payments	$5.8
Imputed Interest	(1.7)
Present Value of Lease Payments	4.1
Less Current Portion*	(0.6)
Non-Current Lease Liability	$3.5

*Included in Other Current Liabilities

Construction – The Company has forecasted to spend approximately $111 million for its construction program in 2023. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $20.5 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued upward pressure on mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three -month periods ended March 31, 2023 and 2022, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $1.9 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.5 million in annual benefits to the retired participants.

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three month periods ended March 31, 2023 and 2022, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2023	2022	2023	2022

Service Cost	$388	$591	$98	$200
Interest Cost	1,067	761	402	331
Expected Return on Assets	(1,466)	(1,760)	(771)	(887)
Amortization of Unrecognized Losses	164	418	(48)	—
Net Periodic Benefit Cost (Benefit)*	$153	$10	$(319)	$(356)

* Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

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

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2023	2022
Regulated Tariff Sales
Residential	$19,004	$19,152
Commercial	5,379	4,427
Industrial	2,839	2,595
Fire Protection	3,104	3,120
Wholesale	4,553	3,964
Non-Regulated Contract Operations	3,229	2,900
Total Revenue from Contracts with Customers	$38,108	$36,158
Other Regulated Revenues	74	67
Other Non-Regulated Revenues	113	109
Inter-segment Elimination	(139)	(138)
Total Revenue	$38,156	$36,196

Index

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Index

Recent Developments

Pinelands’ Base Rate Increases Approved - On April 12, 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the New Jersey Board of Public Utilities (NJBPU) approved a combined $1.0 million increase in base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Financings

Middlesex - In April 2023, Middlesex received approval from the NJBPU to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025. Additionally, in April 2023, Middlesex received approval from the NJBPU to borrow up to $300.0 million from the New Jersey State Revolving Fund (SRF) Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company expects to issue equity and debt securities in a series of transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.

In March 2023, Middlesex closed on a $40.0 million, 5.24% private placement of First Mortgage Bonds (FMBs) with a 2043 maturity date designated as Series 2023A. Proceeds were used to reduce the Company’s outstanding balances under its bank lines of credit.

Tidewater - In April 2023, Tidewater closed on three Delaware Public Service Commission (DEPSC)-approved SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. Each of these SRF loans are for the construction of transmission mains. Tidewater expects to begin receiving disbursements in May 2023 and that the requisitions will continue through mid-2024.

In March 2023, the DEPSC approved Tidewater’s application to borrow up to $20.0 million from CoBank, ACB (CoBank). Tidewater expects to close on this loan in May 2023 with an expected interest rate of 5.71% and a 2033 maturity date and fully draw all funds by June 30, 2023. Proceeds from the loan will be used to pay off Tidewater’s outstanding balances under its bank lines of credit.

Pinelands - In April 2023, the NJBPU approved Pinelands Water and Pinelands Wastewater’s petitions for each company to borrow up to $4.9 million from CoBank through December 31, 2026. As allowed under the terms of the NJBPU approval, the companies have opted to allocate the borrowing to a portion in 2023 and a portion prior to the expiration of the approval. For 2023, the Companies will each borrow up to $3.0 million in one or more draws. The interest rate will be set on a fixed basis upon each draw. The term of each loan will be 20 years with monthly principal and interest payments. Proceeds will be used by the companies to pay off outstanding intercompany loans with Middlesex and to fund their future capital expenditures.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $111.0 million in 2023 in connection with projects that include, but are not limited to:

●	Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield located in South Plainfield, New Jersey to comply with new state water quality regulations relative to perfluoroalkyl substances (PFAS), and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;
●	Replacement of approximately 24,000 linear feet of cast iron 6" water main in the Borough of Carteret and the Port Reading section of Woodbridge, New Jersey;
●	Replacement of Company and customer owned lead and galvanized steel service lines;

Index

●	Interconnecting Tidewater’s Angola and Meadows Districts which will provide redundant capacity and storage for both districts;
●	Improvements to Pinelands Water’s Well Station #2; and
●	Various water main replacements and improvements.

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021.

Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. At that time, the completion of enhanced treatment process was not expected until mid-2023. Consequently, in November 2021, the Company implemented an interim solution to meet the Notice requirements.

Subsequently, in June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project that allowed a restart of the Park Avenue Wellfield Treatment Plant and it is effectively treating the ground water to ensure compliance with all state and federal drinking water standards.

In September 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP with respect to the Notice, which voided any further notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022 as required by the Notice. The Company must comply with several other requirements of the ACO or face penalties.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company has also initiated a separate lawsuit against 3M seeking to hold 3M accountable for introduction of PFAS, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are discussed in the Results of Operations section below. Unfavorable weather patterns may occur at any time, which can result in lower customer demand for water.

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2023 in a variety of categories. Additionally, the DEPSC issued an Order requiring Tidewater to reduce its base rates charged to general metered and private fire customers by 6%, effective for service rendered on and after September 1, 2022. These factors, among others, will likely require Middlesex and Tidewater to file for base rate increases in May 2023 and the second half of 2023, respectively.

Overall, organic residential customer growth continues in our Tidewater system but is impacted by the current and evolving macroeconomic market conditions relative to residential housing. Builders and developers in our Delaware service territory are experiencing longer home sales closing cycles due to supply chain constraints, which may be further affected by inflationary trends and the federal government’s ongoing efforts to mitigate inflation through increases in interest rates.

Index

The Company has projected to spend approximately $274 million for the 2023-2025 capital investment program, including approximately $22 million for PFAS-related treatment upgrades, $18 million for Lead and Copper Rule compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System and $8 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems.

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

Results of Operations – Three Months Ended March 31, 2023

	(In Thousands)
	Three Months Ended March 31,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$34,926	$3,229	$38,156	$33,296	$2,900	$36,196
Operations and maintenance expenses	17,930	2,327	20,257	17,179	1,960	19,139
Depreciation expense	5,921	65	5,986	5,563	59	5,622
Other taxes	4,360	63	4,423	4,081	63	4,144
Gain on Sale of Sunsidiary	—	—	—	5,232	—	5,232
Operating income	6,715	775	7,490	11,705	818	12,523

Other income, net	1,668	43	1,711	1,702	54	1,756
Interest expense	2,595	—	2,595	1,850	—	1,850
Income taxes	464	274	738	44	285	329
Net income	$5,324	$544	$5,868	$11,513	$587	$12,100

Index

Operating Revenues

Operating revenues for the three months ended March 31, 2023 increased $2.0 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased $2.2 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 and higher contract customer demand;
●	Tidewater System revenues decreased $0.5 million due to lower customer connection fees and lower revenue from a DEPSC-ordered 2022 rate deduction; and
●	Non-regulated revenues increased $0.3 million primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2023 increased $1.1 million from the same period in 2022 due to the following factors:

●	Higher customer demand for water and changes in water quality in our Middlesex system resulted in $0.8 million of increased variable production costs;
●	Labor costs rose by $0.2 million due to the effect of the 2022 mid-year market adjustment wage increases for our hourly workers;
●	Non-regulated operation and maintenance expense increased $0.4 million, primarily due to higher supplemental contract services;
●	Lower winter weather-related main break activity in our Middlesex system resulted in $0.5 million of reduced non-labor costs; and
●	All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended March 31, 2023 increased $0.4 million from the same period in 2022 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended March 31, 2023 increased $0.3 million from the same period in 2022 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

In January 2022, Middlesex closed on the sale of its regulated Delaware wastewater subsidiary and recognized the resulting gain of $5.2 million during the quarter ended March 31, 2022.

Other Income, net

Other Income, net for the three months ended March 31, 2023 decreased $0.1 million from the same period in 2022 due primarily to lower actuarially-determined retirement benefit plans non-service benefit offset by higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended March 31, 2023 increased $0.7 million from the same period in 2022 due to higher average debt outstanding and an increase in average short-term borrowing rates from 1.12% in the first quarter of 2022 to 5.52% in the first quarter of 2023.

Income Taxes

Income taxes for the three months ended March 31, 2023 increased by $0.4 million from the same period in 2022, primarily due to the expiration in 2022 of income tax benefits associated with the adoption of Internal Revenue Service tangible property regulations as Middlesex was required by the NJBPU to account for the benefit of adopting these regulations over 48 months beginning in 2018. Partially offsetting this increase was lower pre-tax income due to the gain on a the sale of a subsidiary in the three months ended March 31, 2022 and greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system.

Index

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2023 decreased $6.2 million as compared with the same period in 2022. Basic earnings per share were $0.33 and $0.69 for the three months ended March 31, 2023 and 2022, respectively. Diluted earnings per share were $0.33 and $0.68 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

Operating Cash Flows

For the three months ended March 31, 2023, cash flows from operating activities increased $2.0 million to $16.0 million. The increase in cash flows from operating activities primarily resulted from the timing of payments to vendors.

Investing Cash Flows

For the three months ended March 31, 2023, cash flows used in investing activities increased $11.0 million to $24.5 million due to increased utility plant expenditures in 2023 and cash received in January 2022 from the sale of Middlesex’s regulated wastewater subsidiary.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2023, cash flows from financing activities increased $10.3 million to $9.6 million. The increase in cash flows provided by financing activities is due to an increase in net borrowings.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2023 is currently estimated to be approximately $111 million. Through March 31, 2023 we have expended $25 million and expect to incur approximately $86 million for capital projects for the remainder of 2023.

We currently project that we may expend approximately $163 million for capital projects in 2024 and 2025. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

Index

To pay for our capital program for the remainder of 2023, we plan on utilizing some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of bank lines of credit established with multiple financial institutions. As of March 31, 2023, there was $111.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
●	Proceeds from long-term borrowing arrangements, including loans from the Delaware SRF Program, which provides cost-effective financing for projects that meet certain water quality-related and/or system improvement criteria (for further discussion on long-term borrowings, see Recent Developments – Financings above); and
●	Proceeds from the Investment Plan.

In March 2023, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering will continue until 200,000 shares are purchased at the discounted price or December 1, 2023, whichever event occurs first.

In order to fully fund the ongoing investment program in our utility plant infrastructure and maintain a balanced capital structure consistent with regulators’ expectations for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. As approved by the NJBPU, the Company is authorized to issue and sell up to 1.0 million shares of its common stock in one or more transactions through December 31, 2025.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2023 to 2059. Over the next twelve months, approximately $17.4 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2022 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On March 21, 2023, the United States District Court for the District of New Jersey issued an order remanding the case back to the Superior Court of New Jersey. Discovery is not yet underway in this matter.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits
Exhibits designated with a dagger (t) are management contracts or compensatory plans/
(t)10.12(i)	Change in Control Termination Agreement, dated as of April 28, 2023 between the Company and Robert J. Capko.
10.26(c)	Amendment to Loan Documents, dated March 17, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.
10.26(d)	Amendment to Loan Documents, dated April 5, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.
10.48	Bond Purchase Agreement, dated March 2, 2023, between New York Life Insurance Company and Affiliates and the Company (Series 2023A)
10.49	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.
10.50	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.
10.51	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.
31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2023