Form 10-Q
period 2023-06-30
MIDDLESEX WATER CO
filed 2023-07-28
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2023: Common Stock, No Par Value: 17,747,758 shares outstanding.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating Revenues	$42,801	$39,683	$80,957	$75,879

Operating Expenses:
Operations and Maintenance	21,204	19,557	41,462	38,695
Depreciation	6,184	5,670	12,170	11,292
Other Taxes	4,744	4,368	9,168	8,512

Total Operating Expenses	32,132	29,595	62,800	58,499

Gain on Sale of Subsidiary	—	—	—	5,232

Operating Income	10,669	10,088	18,157	22,612

Other Income:
Allowance for Funds Used During Construction	852	548	1,665	926
Other Income	1,290	1,396	2,188	2,773

Total Other Income	2,142	1,944	3,853	3,699

Interest Charges	3,251	2,369	5,846	4,219

Income before Income Taxes	9,560	9,663	16,164	22,092

Income Taxes Expense (Benefit)	(341)	795	397	1,124

Net Income	9,901	8,868	15,767	20,968

Preferred Stock Dividend Requirements	30	30	60	60

Earnings Applicable to Common Stock	$9,871	$8,838	$15,707	$20,908

Earnings per share of Common Stock:
Basic	$0.56	$0.50	$0.89	$1.19
Diluted	$0.55	$0.50	$0.88	$1.18

Average Number of
Common Shares Outstanding :
Basic	17,713	17,583	17,683	17,560
Diluted	17,828	17,698	17,798	17,675

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2023	2022
UTILITY PLANT:	Water Production	$287,871	$249,153
	Transmission and Distribution	768,138	735,138
	General	99,587	97,581
	Construction Work in Progress	36,792	53,570
	TOTAL	1,192,388	1,135,442
	Less Accumulated Depreciation	225,281	214,891
	UTILITY PLANT - NET	967,107	920,551

CURRENT ASSETS:	Cash and Cash Equivalents	4,377	3,828
	Accounts Receivable, net of allowance for uncollectible accounts of $1,889 and $2,326, respectively	15,230	16,018
	Unbilled Revenues	11,067	8,659
	Materials and Supplies (at average cost)	6,426	6,177
	Prepayments	3,470	2,624
	TOTAL CURRENT ASSETS	40,570	37,306

OTHER ASSETS:	Operating Lease Right of Use Asset	3,499	3,826
	Preliminary Survey and Investigation Charges	2,270	2,806
	Regulatory Assets	92,772	90,046
	Non-utility Assets - Net	11,449	11,207
	Employee Benefit Plans	9,898	8,689
	Other	21	19
	TOTAL OTHER ASSETS	119,909	116,593
	TOTAL ASSETS	$1,127,586	$1,074,450

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$239,545	233,054
	Retained Earnings	171,932	167,274
	TOTAL COMMON EQUITY	411,477	400,328
	Preferred Stock	2,084	2,084
	Long-term Debt	350,446	290,280
	TOTAL CAPITALIZATION	764,007	692,692

CURRENT	Current Portion of Long-term Debt	17,460	17,462
LIABILITIES:	Notes Payable	23,500	55,500
	Accounts Payable	28,265	24,847
	Accrued Taxes	10,339	12,162
	Accrued Interest	3,098	2,535
	Unearned Revenues and Advanced Service Fees	1,476	1,365
	Other	3,425	3,988
	TOTAL CURRENT LIABILITIES	87,563	117,859

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	21,032	21,382
	Lease Obligations	3,382	3,706
	Accumulated Deferred Income Taxes	85,196	77,783
	Regulatory Liabilities	47,400	46,734
	Other	758	919
	TOTAL OTHER LIABILITIES	157,768	150,524

CONTRIBUTIONS IN AID OF CONSTRUCTION		118,248	113,375
	TOTAL CAPITALIZATION AND LIABILITIES	$1,127,586	$1,074,450

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,767	$20,968
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,543	13,401
Provision for Deferred Income Taxes and Investment Tax Credits	(2,993)	(3,256)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,014)	(532)
Cash Surrender Value of Life Insurance	(207)	445
Stock Compensation Expense	1,366	909
Gain on Sale of Subsidiary	—	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	788	682
Unbilled Revenues	(2,408)	(3,016)
Materials & Supplies	(249)	(349)
Prepayments	(846)	(1,195)
Accounts Payable	3,418	3,124
Accrued Taxes	843	3,893
Accrued Interest	563	170
Employee Benefit Plans	(975)	(1,310)
Unearned Revenue & Advanced Service Fees	111	165
Other Assets and Liabilities	580	(2,006)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,287	26,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $651 in 2023 and $394 in 2022	(50,635)	(39,343)
Proceeds from Sale of Subsidiary	—	3,122

NET CASH USED IN INVESTING ACTIVITIES	(50,635)	(36,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,553)	(2,162)
Proceeds from Issuance of Long-term Debt	62,880	2,287
Net Short-term Bank Borrowings	(32,000)	14,500
Deferred Debt Issuance Expense	(107)	(82)
Proceeds from Issuance of Common Stock	5,745	7,039
Payment of Common Dividends	(11,049)	(10,184)
Payment of Preferred Dividends	(60)	(60)
Construction Advances and Contributions-Net	(959)	(1,191)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,897	10,147
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	549	787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,828	3,533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,377	$4,320

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,219	$4,321
Non-Cash Consideration for Sale of Subsidiary	$—	$2,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$5,491	$4,245
Interest Capitalized	$651	$394
Income Taxes	$260	$575

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2023	2022
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2023 - 17,729; 2022 - 17,642	$239,545	$233,054
Retained Earnings	171,932	167,274
TOTAL COMMON EQUITY	$411,477	$400,328

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$291,496	$252,269
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	63,571	44,918
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	11,645	9,200
SUBTOTAL LONG-TERM DEBT	366,712	306,387
Add: Premium on Issuance of Long-term Debt	6,675	6,873
Less: Unamortized Debt Expense	(5,481)	(5,518)
Less: Current Portion of Long-term Debt	(17,460)	(17,462)
TOTAL LONG-TERM DEBT	$350,446	$290,280

See Notes to Condensed Consolidated Financial Statements.

Index

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended June 30, 2022
Balance at April 1, 2022	17,551	$225,092	$152,790	$377,882
Net Income	—	—	8,868	8,868
Dividend Reinvestment & Common Stock Purchase Plan	47	4,134	—	4,134
Restricted Stock Award - Net - Employees	3	(469)	—	(469)
Restricted Stock Award - Board of Directors	3	280	—	280
Cash Dividends on Common Stock ($0.2900 per share)	—	—	(5,097)	(5,097)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2022	17,604	$229,037	$156,531	$385,568

For the Six Months Ended June 30, 2022
Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	—	—	20,968	20,968
Dividend Reinvestment & Common Stock Purchase Plan	76	7,039	—	7,039
Restricted Stock Award - Net - Employees	3	(201)	—	(201)
Restricted Stock Award - Board of Directors	3	280	—	280
Cash Dividends on Common Stock ($0.5800 per share)	—	—	(10,184)	(10,184)
Cash Dividends on Preferred Stock	—	—	(60)	(60)
Balance at June 30, 2022	17,604	$229,037	$156,531	$385,568

For the Three Months Ended June 30, 2023
Balance at April 1, 2023	17,671	$235,756	$167,599	$403,355
Net Income	—	—	9,901	9,901
Dividend Reinvestment & Common Stock Purchase Plan	46	3,402	—	3,402
Restricted Stock Award - Net - Employees	7	27	—	27
Restricted Stock Award - Board of Directors	5	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,538)	(5,538)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2023	17,729	$239,545	$171,932	$411,477

For the Six Months Ended June 30, 2023
Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	15,767	15,767
Dividend Reinvestment & Common Stock Purchase Plan	75	5,745	—	5,745
Restricted Stock Award - Net - Employees	7	386	—	386
Restricted Stock Award - Board of Directors	5	360	—	360
Cash Dividends on Common Stock ($0.6250 per share)	—	—	(11,049)	(11,049)
Cash Dividends on Preferred Stock	—	—	(60)	(60)
Balance at June 30, 2023	17,729	$239,545	$171,932	$411,477

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

The consolidated notes within the 2022 Annual Report on Form 10-K (the 2022 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of June 30, 2023, the results of operations for the three and six month periods ended June 30, 2023 and 2022 and cash flows for the six month periods ended June 30, 2023 and 2022. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s December 31, 2022 audited financial statements included in the 2022 Form 10-K.

Recent Developments

Middlesex President and Chief Executive Officer Retirement Announcement - On May 16, 2023, President and Chief Executive Officer, Dennis W. Doll announced a plan to retire upon turning age 65. Mr. Doll’s retirement is planned for the later of December 31, 2023 or, the date when a successor is duly named and effectively transitioned into the position. Mr. Doll will remain a member of the Middlesex Board of Directors (Board) through the expiration of his current term in May 2024. A search for Mr. Doll’s successor is being led by the Compensation Committee of the Board in collaboration with  a nationally-recognized executive search firm.

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

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Wellfield Treatment Plant to comply with the new standard prior to the regulation being enacted. At that time, the completion of enhanced treatment process was not expected until mid-2023. Consequently, in November 2021, the Company implemented an interim solution to meet the Notice requirements, which included putting the Park Avenue Wellfield Treatment Plant in off-line status and obtaining alternate sources of supply. In June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project that allowed a restart of the Park Avenue Wellfield Treatment Plant to ensure compliance with all state and federal drinking water standards.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which requires the Company to take whatever actions necessary to achieve and maintain compliance with the Safe Drinking Water Act, N.J.S.A, 58:12A-1 et seq., and the Safe Drinking Water Act regulations N.J.A.C. 7:10-1 et seq., including applicable public notifications. The Company’s agreement to enter into an ACO avoided any further Notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022. As prescribed in the ACO, the Company will issue periodic public notifications until the ACO is closed. In addition, in accordance with the ACO:

Index

●	On or before June 30, 2023, the Company was required to complete the permanent construction of the Park Avenue Wellfield treatment upgrades, place the treatment upgrades into operation, and treat all water at the Park Avenue Wellfield Treatment Plant so as to comply with the PFOA NJDEP standards.

●	The Company must perform required sample testing and reporting for PFOA subsequent to completion of the Park Avenue Wellfield treatment upgrades.

●	The Company shall submit to the NJDEP quarterly progress reports detailing the Company’s compliance with the ACO.

In June 2023, the Company completed the permanent construction of the Park Avenue Wellfield treatment upgrades, placed the treatment upgrades into operation, and the Company believes all water at the Park Avenue Wellfield Treatment Plant complies with the NJDEP PFOA standards. The Company believes it has complied with all current requirements of the ACO and is awaiting the NJDEP’s confirmation.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company had previously initiated a separate lawsuit against the claimed polluter, 3M, seeking to hold 3M accountable for the Company’s claim that 3M introduced perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility. A trial date is set for October 2, 2023 in the United States District Court for the District of New Jersey in Newark, New Jersey.

In January 2022, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking to establish a regulatory asset and deferred accounting treatment until its next base rate setting proceeding for all costs associated with the interim solution to comply with the Notice. The Company is currently awaiting a decision on this matter from the NJBPU.

Coronavirus (COVID-19) Pandemic – On May 11, 2023, the United States Department of Health and Human Services declared the end of the COVID-19 Pandemic nationwide health emergency. While the Company’s operations and capital construction program have not been materially disrupted to date from the pandemic, the COVID-19 impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future. In New Jersey, the declared COVID-19 State of Emergency ended in March 2022. In Delaware, the declared COVID-19 State of Emergency Order ended in July 2021.

The NJBPU has approved the tracking of COVID-19 related incremental costs for potential recovery in customer rates in future rate proceedings. In May 2023, Middlesex filed a petition to defer consideration of rate recovery of COVID-19 related incremental costs incurred until its next base rate case. The Company has increased its allowance for doubtful accounts for expected higher accounts receivable write-offs due to the financial impact of COVID-19 on customers. We will continue to monitor the effects of COVID-19 and evaluate its impact on the Company’s results of operations, financial condition and liquidity.

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Index

Note 2 – Rate and Regulatory Matters

Middlesex – In May 2023, Middlesex filed a petition with the NJBPU seeking permission to increase annual base water revenues by approximately $34 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to ensure proper maintenance, development and improvement of its utility assets to support continued regulatory compliance and overall quality of service. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

Replacement of Middlesex and Middlesex customer-owned lead service lines is required by the New Jersey Lead Service Line Replacement Law. In May 2023, Middlesex filed a petition seeking NJBPU approval of Middlesex’s proposed cost recovery of its Lead Service Line Replacement Plan and cost recovery of project costs associated with replacing Middlesex customer-owned lead service lines. Under this legislation, these costs would be recovered through future customer surcharges. Middlesex currently estimates that replacement of Middlesex and Middlesex customer-owned lead service lines will be approximately $57 million to $95 million over a nine-year period. We cannot predict when and whether the NJBPU will ultimately approve, deny, or amend this petition.

In May 2023, Middlesex filed a petition with the NJBPU seeking approval of a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. We cannot predict when and whether the NJBPU will ultimately approve, deny, or amend this petition.

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its Purchased Water Adjustment Clause tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated water utility. The increase, effective October 1, 2022, is on an interim basis and subject to refund with interest, pending final resolution of this matter, which is expected in the third quarter of 2023.

Pinelands – On April 12, 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in annual base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Twin Lakes Utilities, Inc. (Twin Lakes) – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex has subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. We are currently awaiting the Court’s decision.

Index

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock – During the six months ended June 30, 2023 and 2022, there were 75,764 common shares (approximately $5.7 million) and 76,547 common shares (approximately $7.0 million) respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan).

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

In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares.

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

Although the Company has no current projects in the NJIB loan program, it is seeking to have several projects added to the qualified list in order to borrow under the NJIB loan program.

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

Index

In March 2023, Middlesex closed on a $40.0 million, 5.24% private placement of First Mortgage Bonds (FMBs) with a 2043 maturity date designated as Series 2023A. Proceeds were used to reduce the Company’s outstanding balances under its bank lines of credit.

In May 2023, Tidewater closed on a $20.0 million loan from CoBank, ACB (CoBank) with an interest rate of 5.71% and a 2033 maturity date and fully drew all funds by June 30, 2023. Proceeds from the loan were used to pay off Tidewater’s outstanding balances under its bank lines of credit and for other general corporate purposes.

In April 2023, Tidewater closed on three Delaware Public Service Commission (DEPSC)-approved Delaware SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, relocation and/or interconnection of transmission mains. Tidewater has drawn a total of $1.3 million through June 30, 2023 and expects that the requisitions will continue through mid-2024.

In December 2021, Tidewater closed on a DEPSC-approved $5.0 million Delaware SRF loan at an interest rate of 2.0%. The loan was for construction of a one million gallon elevated storage tank. Through June 30, 2023, Tidewater has drawn a total of $4.2 million and expects that the requisitions will continue through the third quarter of 2023. The final maturity date on the loan is 2044.

Under the Delaware SRF Program, borrowers submit reimbursement requisitions during the construction period. As the proceeds are received from the requisitions, Tidewater records a corresponding debt obligation amount.

In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

Fair Value of Financial Instruments – The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of FMBs in the table below issued by Middlesex is based on quoted market prices for similar publicly traded issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the FMBs in the table below are classified as Level 2 measurements. The carrying amount and fair value of the FMBs were as follows:

(Thousands of Dollars)
	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$146,496	$141,748	$147,269	$138,756

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $220.2 million and $159.1 million at June 30, 2023 and December 31, 2022, respectively. Customer advances for construction have carrying amounts of $21.0 million and $21.4 million at June 30, 2023 and December 31, 2022, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2023		2022
Basic:	Income	Shares	Income	Shares
Net Income	$9,901	17,713	$8,868	17,583
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$9,871	17,713	$8,838	17,583

Basic EPS	$0.56		$0.50

Diluted:
Earnings Applicable to Common Stock	$9,871	17,713	$8,838	17,583
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$9,888	17,828	$8,855	17,698

Diluted EPS	$0.55		$0.50

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2023		2022
Basic:	Income	Shares	Income	Shares
Net Income	$15,767	17,683	$20,968	17,560
Preferred Dividend	(60)		(60)
Earnings Applicable to Common Stock	$15,707	17,683	$20,908	17,560

Basic EPS	$0.89		$1.19

Diluted:
Earnings Applicable to Common Stock	$15,707	17,683	$20,908	17,560
$7.00 Series Preferred Dividend	34	115	34	115
Adjusted Earnings Applicable to Common Stock	$15,741	17,798	$20,942	17,675

Diluted EPS	$0.88		$1.18

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

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2023	2022	2023	2022
Revenues:
Regulated	$39,909	$37,037	$74,862	$70,361
Non – Regulated	3,056	2,875	6,398	5,885
Inter-segment Elimination	(164)	(229)	(303)	(367)
Consolidated Revenues	$42,801	$39,683	$80,957	$75,879

Operating Income:
Regulated	$9,820	$9,336	$16,535	$21,043
Non – Regulated	849	752	1,622	1,569
Consolidated Operating Income	$10,669	$10,088	$18,157	$22,612

Net Income:
Regulated	$9,307	$8,314	$14,631	$19,814
Non – Regulated	594	554	1,136	1,154
Consolidated Net Income	$9,901	$8,868	$15,767	$20,968

Capital Expenditures:
Regulated	$26,114	$22,549	$50,579	$39,134
Non – Regulated	6	163	56	209
Total Capital Expenditures	$26,120	$22,712	$50,635	$39,343

	As of	As of
	June 30, 2023	December 31, 2022
Assets:
Regulated	$1,126,436	$1,079,180
Non – Regulated	7,677	6,999
Inter-segment Elimination	(6,527)	(11,729)
Consolidated Assets	$1,127,586	$1,074,450

Index

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of June 30, 2023
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$5.0	$55.0	$60.0	Uncommitted	January 25, 2024
PNC Bank	18.5	$49.5	68.0	Committed	July 31, 2025
CoBank	—	12.0	12.0	Committed	November 30, 2023
	$23.5	$116.5	$140.0

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

The weighted average interest rate on the outstanding borrowings at June 30, 2023 under these credit lines is 6.24%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Daily Amounts Outstanding	$24,220	$20,527	$36,848	$17,006
Weighted Average Interest Rates	6.09%	1.88%	5.75%	1.58%

The maturity dates for the $23.5 million outstanding as of June 30, 2023 are in July 2023 through September 2023 and were or are expected to be extended at the discretion of the Company.

Note 7 – Commitments and Contingent Liabilities

Water Supply – Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2023, which provides for an average purchase of 27 million gallons a day (mgd). The agreement renewal process is underway and a new agreement is expected to be in place prior to the expiration date of the existing agreement. Middlesex does not expect the agreement terms and conditions to vary. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex has an agreement with a non-affiliated regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3 mgd of treated water with provisions for additional purchases.

Tidewater contracts with the City of Dover, Delaware to purchase 15 million gallons of treated water annually.

Index

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Treated	$1,363	$785	$2,747	$1,531
Untreated	739	739	1,540	1,550
Total Costs	$2,102	$1,524	$4,287	$3,081

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended June 30, 2023 and 2022, respectively, and $0.4 million for each at this six months ended June 30, 2023 and 2022, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	June 30, 2023	December 31, 2022
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(3.8)	(3.5)
Current ROU Asset	$3.5	$3.8

Index

The Company’s future minimum operating lease commitments as of June 30, 2023 are as follows:

(In Millions)
2023	0.4
2024	0.8
2025	0.8
2026	0.9
2027	0.9
Thereafter	1.8
Total Lease Payments	$5.6
Imputed Interest	(1.6)
Present Value of Lease Payments	4.0
Less Current Portion*	(0.6)
Non-Current Lease Liability	$3.4

*Included in Other Current Liabilities

Construction – The Company has forecasted to spend approximately $101 million for its construction program in 2023. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $13 million in the future. The actual amount and timing of capital expenditures is dependent on the need for upgrade or replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued upward pressure on mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

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

Change in Control Agreements – The Company has Change in Control Agreements with its executive officers that provide compensation and benefits in the event of termination of employment under certain conditions in connection with a change in control of the Company.

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the six month periods ended June 30, 2023 and 2022, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $1.9 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.5 million in annual benefits to the retired participants.

Index

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the six month periods ended June 30, 2023 and 2022, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2023	2022	2023	2022

Service Cost	$388	$591	$98	$200
Interest Cost	1,067	761	402	331
Expected Return on Assets	(1,466)	(1,760)	(771)	(887)
Amortization of Unrecognized Losses	164	418	(48)	—
Net Periodic Benefit Cost (Benefit)*	$153	$10	$(319)	$(356)

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2023	2022	2023	2022
Service Cost	$776	$1,181	$196	$399
Interest Cost	2,134	1,521	804	663
Expected Return on Assets	(2,932)	(3,520)	(1,542)	(1,773)
Amortization of Unrecognized Losses	328	837	(96)	—
Net Periodic Benefit Cost (Benefit)*	$306	$19	$(638)	$(711)

*Service cost is included Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Regulated Tariff Sales
Residential	$22,653	$21,508	$41,657	$40,659
Commercial	6,249	5,203	11,627	9,630
Industrial	2,806	2,700	5,645	5,295
Fire Protection	3,145	3,173	6,249	6,294
Wholesale	4,968	4,297	9,521	8,260
Non-Regulated Contract Operations	2,942	2,765	6,172	5,665
Total Revenue from Contracts with Customers	$42,763	$39,646	$80,871	$75,803
Other Regulated Revenues	88	156	163	223
Other Non-Regulated Revenues	114	110	226	220
Inter-segment Elimination	(164)	(229)	(303)	(367)
Total Revenue	$42,801	$39,683	$80,957	$75,879

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

Index

Recent Developments

Middlesex Base Water Rate Increase Request - In May 2023, Middlesex filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission to increase annual base water revenues by approximately $34 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to ensure proper maintenance, development and improvement of its utility assets to support continued regulatory compliance and overall quality of service. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

Middlesex President and Chief Executive Officer Retirement Announcement – In May 2023, President and Chief Executive Officer (CEO), Dennis W. Doll announced a plan to retire upon turning age 65. Mr. Doll’s retirement is planned for the later of December 31, 2023 or, the date when a successor is duly named and effectively transitioned into the position. Mr. Doll will remain a member of the Middlesex Board of Directors (Board) through the expiration of his current term in May 2024. A search for Mr. Doll’s successor is being led by the Compensation Committee of the Board in collaboration with a nationally-recognized executive search firm.

Pinelands’ Base Rate Increases Approved - On April 12, 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in annual base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

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

In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares.

Tidewater - In April 2023, Tidewater closed on three Delaware Public Service Commission (DEPSC)-approved SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, relocation and/or interconnection of transmission mains. Tidewater has drawn a total of $1.3 million through June 30, 2023 and expects that the requisitions will continue through mid-2024.

In May 2023, Tidewater closed on a $20.0 million loan from CoBank, ACB (CoBank) with an interest rate of 5.71% and a 2033 maturity date. Proceeds from the loan were used to pay off Tidewater’s outstanding balances under its bank lines of credit and for other general corporate purposes.

Pinelands - In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds from the loans were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

Index

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $50 million in second half of 2023 in connection with projects that include, but are not limited to:

●	Completion of construction of a facility to provide an enhanced treatment process at the Company’s largest wellfield located in South Plainfield, New Jersey to comply with new state water quality regulations related to perfluoroalkyl substances (PFAS), and integrate surge protection to mitigate spikes in water pressures along with enhancements to corrosion control and chlorination processes;
●	Replacement of approximately 24,000 linear feet of cast iron 6" water main in the Borough of Carteret and the Port Reading section of Woodbridge, New Jersey;
●	Replacement of Company and customer owned lead and galvanized steel service lines;
●	Interconnecting Tidewater’s Angola and Meadows Districts which will provide redundant capacity and storage for both districts; and
●	Various water main replacements and improvements.

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

In June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project that allowed a restart of the Park Avenue Wellfield Treatment Plant to ensure compliance with all state and federal drinking water standards.

In September 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP with respect to the Notice, which voided any further notice regarding the fact that the permanent treatment solution was not in service by September 7, 2022 as required by the Notice.

In June 2023, the Company completed the permanent construction of the Park Avenue Wellfield treatment upgrades, placed the treatment upgrades into operation, and the Company believes all water at the Park Avenue Wellfield Treatment Plant complies with the NJDEP PFOA standards. The Company believes it has complied with all current requirements of the ACO and is awaiting the NJDEP’s confirmation.

In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The Company’s insurance provider has acknowledged coverage of potential liability which may result from these lawsuits. In May 2022, the Company impleaded 3M Company (3M) as a third-party defendant in one of these class action lawsuits. The Company had also initiated a separate lawsuit against the claimed polluter, 3M, seeking to hold 3M accountable for the Company’s claim that 3M introduced PFAS, which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility. A trial date is set for October 2, 2023 in the United States District Court for the District of New Jersey in Newark, New Jersey.

Index

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. These factors are discussed in the Results of Operations section below. Unfavorable weather patterns may occur at any time, which can result in lower customer demand for water.

Our investments in system infrastructure continue to grow significantly and our operating costs continue to increase in 2023 in a variety of categories. These factors led Middlesex to file for a base rate increase in May 2023. Tidewater has not yet determined the need to file for a base rate increase but continues to monitor its requirements for a rate filing in 2023.

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

The Company has projected to spend approximately $268 million for the 2023-2025 capital investment program, including approximately $22 million for PFAS-related treatment upgrades, $18 million for Lead and Copper Rule compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System and $8 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems.

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

The calendar year 2023 is a period of significant transition for the Company based on the items noted above and elsewhere in this document, including the transition of the CEO and other elements of the Company’s succession plan, various rate case and other regulatory proceedings and various construction and financing initiatives. The timing and extent of these matters, both individually and collectively, may impact financial results in 2023. No such items however, are expected to have a material adverse effect on revenues or earnings.

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

Index

Results of Operations – Three Months Ended June 30, 2023

	(In Thousands)
	Three Months Ended June 30,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$39,859	$2,942	$42,801	$36,918	$2,765	$39,683
Operations and maintenance expenses	19,243	1,961	21,204	17,667	1,890	19,557
Depreciation expense	6,119	65	6,184	5,608	62	5,670
Other taxes	4,677	67	4,744	4,307	61	4,368
Operating income	9,820	849	10,669	9,336	752	10,088

Other income, net	2,102	40	2,142	1,878	66	1,944
Interest expense (benefit)	3,251	—	3,251	2,370	(1)	2,369
Income taxes expense (benefit)	(636)	295	(341)	530	265	795
Net income	$9,307	$594	$9,901	$8,314	$554	$8,868

Operating Revenues

Operating revenues for the three months ended June 30, 2023 increased $3.1 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased $2.8 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 and higher contract customer demand;
●	Tidewater System revenues remained consistent due to higher demand and an increased customer base offset by lower new connection fees and lower revenue from a 2022 DEPSC-ordered rate deduction;
●	Pinelands revenues increased $0.1 million due to the implementation of a base rate increase effective April 15, 2023; and
●	Non-regulated revenues increased $0.2 million primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended June 30, 2023 increased $1.6 million from the same period in 2022 due to the following factors:

●	Higher demand for water and changes in water quality in our Middlesex system resulted in $1.1 million of increased variable production costs;
●	Labor costs rose by $0.4 million due to annual rate increases;
●	Non-regulated operation and maintenance expense increased $0.2 million, primarily due to higher supplemental contract services;
●	Lower weather-related main break activity in our Middlesex system resulting from milder weather during the winter months resulted in $0.2 million of decreased non-labor costs; and
●	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended June 30, 2023 increased $0.5 million from the same period in 2022 due to a higher level of utility plant in service.

Index

Other Taxes

Other taxes for the three months ended June 30, 2023 increased $0.4 million from the same period in 2022 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2023 increased $0.2 million from the same period in 2022 due primarily to higher Allowance for Funds Used During Construction resulting from a higher level of capital projects in progress.

Interest Charges

Interest charges for the three months ended June 30, 2023 increased $0.9 million from the same period in 2022 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income taxes for the three months ended June 30, 2023 decreased by $1.1 million from the same period in 2022, primarily associated with greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system and lower pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2023 increased $1.0 million as compared with the same period in 2022. Basic earnings per share were $0.56 and $0.50 for the three months ended June 30, 2023 and 2022, respectively. Diluted earnings per share were $0.55 and $0.50 for the three months ended June 30, 2023 and 2022, respectively.

Results of Operations – Six Months Ended June 30, 2023

	(In Thousands)
	Six Months Ended June 30,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$74,785	$6,172	$80,957	$70,214	$5,665	$75,879
Operations and maintenance expenses	37,173	4,289	41,462	34,845	3,850	38,695
Depreciation expense	12,039	131	12,170	11,171	121	11,292
Other taxes	9,038	130	9,168	8,387	125	8,512
Gain on Sale of Subsidiary	—	—	—	5,232	—	5,232
Operating income	16,535	1,622	18,157	21,043	1,569	22,612

Other income, net	3,770	83	3,853	3,565	134	3,699
Interest expense (benefit)	5,846	—	5,846	4,220	(1)	4,219
Income taxes expense (benefit)	(172)	569	397	574	550	1,124
Net income	$14,631	$1,136	$15,767	$19,814	$1,154	$20,968

Operating Revenues

Operating revenues for the six months ended June 30, 2023 increased $5.1 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased $5.0 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 and higher contract customer demand;

Index

●	Tidewater System revenues decreased $0.5 million due to lower new connection fees and lower revenue from a 2022 DEPSC-ordered rate deduction partially offset by higher demand and an increased customer base;
●	Non-regulated revenues increased $0.5 million due to higher supplemental contract services; and
●	Pinelands revenue increased $0.1 million due to the implementation of a base rate increase effective April 15, 2023.

Operation and Maintenance Expense

Operation and maintenance expenses for the six months ended June 30, 2023 increased $2.8 million from the same period in 2022 due to the following factors:

●	Higher demand for water resulted in $2.0 million of increased variable production costs;
●	Labor costs also increased by $0.6 million due to wage increases;
●	Non-regulated operation and maintenance expense increased $0.4 million, primarily due to higher supplemental contract services;
●	Lower weather-related main break activity in our Middlesex system during the winter months resulted in $0.7 million of decreased non-labor costs; and
●	All other operation and maintenance expense categories increased $0.5 million.

Depreciation

Depreciation expense for the six months ended June 30, 2023 increased $0.9 million from the same period in 2022 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the six months ended June 30, 2023 increased $0.7 million from the same period in 2022 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the six months ended June 30, 2023 increased $0.2 million from the same period in 2022 primarily due to higher AFUDC resulting from a higher level of capital projects in progress offset by lower actuarially-determined retirement benefit plans non-service benefit.

Interest Charges

Interest charges for the six months ended June 30, 2023 increased $1.6 million from the same period in 2022 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income taxes for the six months ended June 30, 2023 decreased by $0.7 million from the same period in 2022, primarily due to greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex system and lower pretax income due to gain on the sale of a subsidiary in 2022.

Net Income and Earnings Per Share

Net income for the six months ended June 30, 2023 decreased $5.2 million as compared with the same period in 2022. Basic earnings per share were $0.89 and $1.19 for the six months ended June 30, 2023 and 2022, respectively. Diluted earnings per share were $0.88 and $1.18 for the six months ended June 30, 2023 and 2022, respectively.

Index

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

Operating Cash Flows

For the six months ended June 30, 2023, cash flows from operating activities increased $2.4 million to $29.3 million. The increase in cash flows from operating activities primarily resulted from higher billings from the implementation of the final phase of the 2021 base rate case increase on January 1, 2023.

Investing Cash Flows

For the six months ended June 30, 2023, cash flows used in investing activities increased $14.4 million to $50.6 million due to increased utility plant expenditures in 2023 and cash received in January 2022 from the sale of Middlesex’s regulated wastewater subsidiary.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2023, cash flows from financing activities increased $11.8 million to $21.9 million. The increase in cash flows provided by financing activities is due to an increase in net borrowings.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2023 is currently estimated to be approximately $101 million. Through June 30, 2023, we have expended $50.6 million and expect to incur approximately $50 million for capital projects for the remainder of 2023.

We currently project that we may expend approximately $166 million for capital projects in 2024 and 2025. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program for the remainder of 2023, we plan on utilizing some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of bank lines of credit established with multiple financial institutions. As of June 30, 2023, there was $116.5 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
●	Proceeds from long-term borrowing arrangements, including loans from private placement, CoBank and the Delaware SRF Program, which provides cost-effective financing for projects that meet certain water quality-related and/or system improvement criteria (for further discussion on long-term borrowings, see Recent Developments – Financings above); and
●	Proceeds from sales of common stock under the Investment Plan.

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

In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares.

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

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On March 21, 2023, the United States District Court for the District of New Jersey issued an order remanding the case back to the Superior Court of New Jersey. Discovery is underway in this matter.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Index

Item 6.	Exhibits

10.26(e)	Amendment to Loan Documents, dated June 15, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2023