Form 10-K/A
period 2022-12-31
MIDDLESEX WATER CO
filed 2023-11-08
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Yes  ☑      No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022 was $1,505,071,215 based on the closing market price of $87.68 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant’s classes of common stock, as of February 24, 2023:

Common Stock, No par Value 17,642,147 shares outstanding

Documents Incorporated by Reference

Proxy Statement filed in connection with the Registrant’s Annual Meeting of Stockholders held on May 23, 2023, which was filed with the Securities and Exchange Commission within 120 days of the end of our 2022 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Explanatory Note

Middlesex Water Company (the Company) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this Form 10-K/A) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the SEC) on February 24, 2023 (the 2022 Form 10-K) to make certain changes described below.

In the 2022 Form 10-K, the Company indicated and reported that, based on its assessment at such time, its internal control over financial reporting was operating as designed and were effective. The 2022 Form 10-K included Baker Tilly US, LLP’s (Baker Tilly) Report of Independent Registered Public Accounting Firm dated February 24, 2023, that concluded “in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.”

Subsequent to the issuance of the Company’s 2022 Form 10-K, the Company’s independent registered public accounting firm, Baker Tilly, conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. On November 1, 2023, the Company determined, and Baker Tilly concurred, that the ITGCs deficiency and the resulting impact on other controls constitutes a material weakness in the Company’s internal control over financial reporting as of December 31, 2022. For a more detailed description of this material weakness, refer to Part II, Item 9A, “Controls and Procedures.”

Notwithstanding the newly identified material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believes that the financial statements contained in the 2022 Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A is being filed to (i) amend the Company’s Forward-Looking Statement, (ii) amend the Company’s risk factors included in Part I. Item 1A, (iii) replace Baker Tilly’s audit report with the revised audit report included in Part II, Item 8 to reflect the newly identified material weakness as of December 31, 2022, (iv) amend the Company’s disclosure on controls and procedures included in Part II, Item 9A, and (v) amend Part IV - Item 15 Exhibits and Financial Statement Schedules to replace Baker Tilly’s consent of independent registered public accounting firm with an updated consent of independent registered public accounting firm and include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Please note that the only changes to the 2022 Form 10-K are those related to the matters described herein and only in the Items listed above. Except as described above, no changes have been made to the 2022 Form 10-K, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the 2022 Form 10-K. In addition, in accordance with SEC rules, this Form 10-K/A includes an updated auditor consent as Exhibit 23.1 and updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31, 31.1, 32 and 32.1. Except for the foregoing changes, the information in this Form 10-K/A is as of February 24, 2023, the filing date of the original Form 10-K for the year ended December 31, 2022, and has not been updated for the events subsequent to that date other than as discussed above.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards;
-	weather variations and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and, or privatizations;
-	acts of war or terrorism;
-	cyber-attacks;
-	changes in the pace of housing development;
-	availability and cost of capital resources;
-	timely availability of materials and supplies for operations and for critical infrastructure projects;
-	effectiveness of internal control over financial reporting;
-	impact of the Novel Coronavirus (COVID-19) or other pandemic; and
-	other factors discussed elsewhere in this annual report.

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

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. During the fourth quarter of 2023, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes.  Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Although we are working towards implementing remediation measures prior to the end of 2023, until remediation measures are completed, tested and determined effective, we will not be able to conclude that the material weakness has been remediated. If we are unable to determine that our remediation measures are effective or otherwise remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affecting investor confidence in our financial statements and adversely impacting our stock price.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO. In our report dated February 24, 2023, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2022. Subsequent to February 24, 2023, a material weakness was identified in the Company’s internal control over financial reporting. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A:

There were ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes to applications and data in selected IT environments. As a result, automated and manual process controls dependent on those ITGCs were also not effective.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2006.

Philadelphia, Pennsylvania

February 24, 2023, except as to the effect of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting, which is dated November 8, 2023

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2022	2021	2020

Operating Revenues	$162,434	$143,141	$141,592

Operating Expenses:
Operations and Maintenance	79,096	73,671	70,796
Depreciation	23,029	21,109	18,472
Other Taxes	18,208	15,150	14,904

Total Operating Expenses	120,333	109,930	104,172

Gain on Sale of Subsidiary	5,232	-	-

Operating Income	47,333	33,211	37,420

Other Income (Expense):
Allowance for Funds Used During Construction	2,314	2,653	4,016
Other Income (Expense), net	5,389	3,305	363

Total Other Income, net	7,703	5,958	4,379

Interest Charges	9,367	8,114	7,493

Income before Income Taxes	45,669	31,055	34,306

Income Taxes	3,240	(5,488)	(4,119)

Net Income	42,429	36,543	38,425

Preferred Stock Dividend Requirements	120	120	120

Earnings Applicable to Common Stock	$42,309	$36,423	$38,305

Earnings per share of Common Stock:
Basic	$2.40	$2.08	$2.19
Diluted	$2.39	$2.07	$2.18

Average Number of
Common Shares Outstanding :
Basic	17,597	17,492	17,459
Diluted	17,712	17,607	17,574

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2022	2021
UTILITY PLANT:	Water Production	$249,153	$247,286
	Transmission and Distribution	735,138	697,200
	General	97,581	95,658
	Construction Work in Progress	53,570	24,947
	TOTAL	1,135,442	1,065,091
	Less Accumulated Depreciation	214,891	199,723
	UTILITY PLANT - NET	920,551	865,368

CURRENT ASSETS:	Cash and Cash Equivalents	3,828	3,533
	Accounts Receivable, net of allowance for uncollectible accounts of $2,326 and $2,574, respectively	16,018	15,311
	Unbilled Revenues	8,659	7,273
	Materials and Supplies (at average cost)	6,177	5,358
	Prepayments	2,624	2,880
	TOTAL CURRENT ASSETS	37,306	34,355

OTHER ASSETS:	Operating Lease Right of Use Asset	3,826	4,503
	Preliminary Survey and Investigation Charges	2,806	3,540
	Regulatory Assets	90,046	100,738
	Non-utility Assets - Net	11,207	11,428
	Employee Benefit Plans	8,689	-
	Other	19	83
	TOTAL OTHER ASSETS	116,593	120,292
	TOTAL ASSETS	$1,074,450	$1,020,015

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:	Common Stock, No Par Value	$233,054	$221,919
	Retained Earnings	167,274	145,807
	TOTAL COMMON EQUITY	400,328	367,726
	Preferred Stock	2,084	2,084
	Long-term Debt	290,280	306,520
	TOTAL CAPITALIZATION	692,692	676,330

CURRENT	Current Portion of Long-term Debt	17,462	6,731
LIABILITIES:	Notes Payable	55,500	13,000
	Accounts Payable	24,847	21,125
	Accrued Taxes	12,162	8,621
	Accrued Interest	2,535	1,986
	Unearned Revenues and Advanced Service Fees	1,365	1,330
	Other	3,988	3,826
	TOTAL CURRENT LIABILITIES	117,859	56,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Customer Advances for Construction	21,382	23,529
	Lease Obligations	3,706	4,367
	Accumulated Deferred Income Taxes	77,783	69,500
	Employee Benefit Plans	-	11,290
	Regulatory Liabilities	46,734	49,431
	Other	919	1,086
	TOTAL OTHER LIABILITIES	150,524	159,203

CONTRIBUTIONS IN AID OF CONSTRUCTION		113,375	127,863
	TOTAL CAPITALIZATION AND LIABILITIES	$1,074,450	$1,020,015

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,429	$36,543	$38,425
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	27,475	26,799	20,838
Provision for Deferred Income Taxes	(5,334)	(10,989)	(13,490)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,387)	(1,505)	(2,503)
Cash Surrender Value of Life Insurance	401	(136)	(391)
Stock Compensation Expense	1,630	1,338	1,096
Gain on Sale of Subsidiary	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	(707)	(742)	(2,661)
Unbilled Revenues	(1,386)	(208)	118
Materials & Supplies	(819)	(246)	333
Prepayments	256	6	(519)
Accounts Payable	3,722	(9,318)	7,137
Accrued Taxes	3,541	(1,517)	2,503
Accrued Interest	549	(151)	106
Employee Benefit Plans	(4,266)	(2,645)	(1,377)
Unearned Revenue & Advanced Service Fees	35	75	44
Other Assets and Liabilities	454	(4,276)	3,696

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,361	33,028	53,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $927 in 2022, $1,148 in 2021 and $1,513 in 2020	(91,335)	(79,378)	(105,619)
Proceeds from Sale of Subsidiary	3,122	-	-

NET CASH USED IN INVESTING ACTIVITIES	(88,213)	(79,378)	(105,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,423)	(52,691)	(7,472)
Proceeds from Issuance of Long-term Debt	2,662	86,595	50,316
Net Short-term Bank Borrowings	42,500	11,000	(18,000)
Deferred Debt Issuance Expense	(624)	(994)	(148)
Common Stock Issuance Expense	(32)	-	(37)
Proceeds from Issuance of Common Stock	10,335	3,837	1,230
Payment of Common Dividends	(20,810)	(19,373)	(18,178)
Payment of Preferred Dividends	(120)	(120)	(120)
Construction Advances and Contributions-Net	659	11,225	8,578

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,147	39,479	16,169
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	295	(6,871)	(36,095)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,533	10,404	46,499
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,828	$3,533	$10,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,252	$4,750	$5,080
Long-term Debt Deobligation	$-	$64	$258
Non-Cash Consideration for Sale of Subsidiary	$2,100	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$9,251	$8,546	$7,644
Interest Capitalized	$927	$1,148	$1,513
Income Taxes	$3,230	$3,335	$2,509

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

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$252,269	$203,892
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	44,918	47,613
State Revolving Trust Notes, 2.00%-4.22%, due 2025-2038	9,200	7,510
Construction Loans, 0.00%	-	52,131
SUBTOTAL LONG-TERM DEBT	306,387	311,146
Add: Premium on Issuance of Long-term Debt	6,873	7,271
Less: Unamortized Debt Expense	(5,518)	(5,166)
Less: Current Portion of Long-term Debt	(17,462)	(6,731)
TOTAL LONG-TERM DEBT	$290,280	$306,520

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2020	17,434	$215,125	$108,667	$323,792

Net Income	-	$-	$38,425	$38,425
Dividend Reinvestment & Common Stock Purchase Plan	19	1,230	-	1,230
Restricted Stock Award - Net - Employees	16	851	-	851
Stock Award - Board Of Directors	4	245	-	245
Cash Dividends on Common Stock ($1.041 per share)	-	-	(18,178)	(18,178)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Common Stock Expenses	-	-	(37)	(37)
Balance at December 31, 2020	17,473	$217,451	$128,757	$346,208

Net Income	-	$-	$36,543	$36,543
Dividend Reinvestment & Common Stock Purchase Plan	40	3,837	-	3,837
Restricted Stock Award - Net - Employees	6	350	-	350
Stock Award - Board Of Directors	3	281	-	281
Cash Dividends on Common Stock ($1.108 per share)	-	-	(19,373)	(19,373)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Balance at December 31, 2021	17,522	$221,919	$145,807	$367,726

Net Income	-	$-	$42,429	$42,429
Dividend Reinvestment & Common Stock Purchase Plan	114	10,335	-	10,335
Restricted Stock Award - Net - Employees	3	520	-	520
Stock Award - Board Of Directors	3	280	-	280
Cash Dividends on Common Stock ($1.1825 per share)	-	-	(20,810)	(20,810)
Cash Dividends on Preferred Stock	-	-	(120)	(120)
Common Stock Expenses	-	-	(32)	(32)
Balance at December 31, 2022	17,642	$233,054	$167,274	$400,328

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

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Change in Projected Benefit Obligation:
Beginning Balance	$113,710	$115,861	$49,396	$52,776
Service Cost	2,362	2,696	799	917
Interest Cost	3,042	2,706	1,325	1,236
Actuarial (Gain) Loss	(27,850)	(4,185)	(17,761)	(4,705)
Benefits Paid	(3,476)	(3,368)	(850)	(828)
Ending Balance	$87,788	$113,710	$32,909	$49,396

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Change in Fair Value of Plan Assets:
Beginning Balance	$100,750	$88,921	$50,668	$44,892
Actual Return on Plan Assets	(14,346)	11,798	(6,639)	5,776
Employer Contributions	1,900	3,400	850	828
Benefits Paid	(3,476)	(3,369)	(850)	(828)
Ending Balance	$84,828	$100,750	$44,029	$50,668

Funded Status	$(2,960)	$(12,960)	$11,120	$1,272

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	December 31,
	2022	2021	2022	2021
Amounts Recognized in the Consolidated
Balance Sheets consist of:
Current Liability	$529	$398	$-	$-
Noncurrent Liability (Asset)	2,431	12,562	(11,120)	(1,272)
Net Liability (Asset) Recognized	$2,960	$12,960	$(11,120)	$(1,272)

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Cost
Service Cost	$2,363	$2,696	$2,434	$799	$917	$993
Interest Cost	3,042	2,706	3,099	1,325	1,236	1,699
Expected Return on Plan Assets	(7,041)	(6,225)	(5,635)	(3,547)	(3,142)	(2,853)
Amortization of Net Actuarial Loss	1,673	2,868	2,059	-	527	1,352
Net Periodic Benefit Cost*	$37	$2,045	$1,957	$(1,423)	$(462)	$1,191

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$71,559	$-	$-	$71,559
Money Market Funds	3,271	-	-	3,271
Common Equity Securities	9,998	-	-	9,998
Total Investments	$84,828	$-	$-	$84,828

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$87,687	$-	$-	$87,687
Money Market Funds	1,057	-	-	1,057
Common Equity Securities	12,006	-	-	12,006
Total Investments	$100,750	$-	$-	$100,750

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$23,660	$-	$-	$23,660
Money Market Funds	8,623	-	-	8,623
Agency/US/State/Municipal Debt	-	10,592	-	10,592
Other	1,154	-	-	1,154
Total Investments	$33,437	$10,592	$-	$44,029

	(Thousands of Dollars)
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual Funds	$33,844	$-	$-	$33,844
Money Market Funds	1,291	-	-	1,291
Agency/US/State/Municipal Debt	-	15,533	-	15,533
Total Investments	$35,135	$15,533	$-	$50,668

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

The following table presents awarded but not yet vested share information for the plan:

	Shares(thousands)	Unearned Compensation (thousands)	Weighted Average Granted Price
Balance, January 1, 2020	97	1,706
Granted	16	982	$60.12
Vested	(27)	-
Amortization of Compensation expense	-	(851)
Balance, December 31, 2020	86	1,837
Granted	15	1,151	$79.02
Vested	(18)
Amortization of Compensation expense	-	(1,057)
Balance, December 31, 2021	83	1,931
Granted	11	1,151	$105.17
Vested	(17)	-
Amortization of Compensation expense	-	(1,350)
Balance, December 31, 2022	77	$1,732

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

	(Thousands of Dollars)
	Years Ended December 31,
Operations by Segments:	2022	2021	2020
Revenues:
Regulated	$151,117	$131,531	$129,851
Non – Regulated	12,446	12,818	12,545
Inter-segment Elimination	(1,129)	(1,208)	(804)
Consolidated Revenues	$162,434	$143,141	$141,592

Operating Income:
Regulated	$44,257	$29,577	$34,043
Non – Regulated	3,076	3,634	3,377
Consolidated Operating Income	$47,333	$33,211	$37,420

Depreciation:
Regulated	$22,783	$20,897	$18,264
Non – Regulated	246	212	208
Consolidated Depreciation	$23,029	$21,109	$18,472

Other Income (Expense), Net:
Regulated	$7,898	$6,112	$4,605
Non – Regulated	279	279	130
Inter-segment Elimination	(474)	(433)	(356)
Consolidated Other Income (Expense), Net	$7,703	$5,958	$4,379

Interest Expense:
Regulated	$9,833	$8,529	$7,780
Non – Regulated	7	17	70
Inter-segment Elimination	(473)	(432)	(357)
Consolidated Interest Expense	$9,367	$8,114	$7,493

Income Taxes:
Regulated	$2,084	$(6,723)	$(5,139)
Non – Regulated	1,156	1,235	1,020
Consolidated Income Taxes	$3,240	$(5,488)	$(4,119)

Net Income:
Regulated	$40,229	$33,849	$35,951
Non – Regulated	2,200	2,694	2,474
Consolidated Net Income	$42,429	$36,543	$38,425

Capital Expenditures:
Regulated	$91,054	$79,195	$105,091
Non – Regulated	281	183	528
Total Capital Expenditures	$91,335	$79,378	$105,619

	As of December 31, 2022	As of December 31, 2021
Assets:
Regulated	$1,079,180	$1,022,116
Non – Regulated	6,999	7,811
Inter-segment Elimination	(11,729)	(9,912)
Consolidated Assets	$1,074,450	$1,020,015

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2022 and 2021 is as follows:

	(Thousands of Dollars, Except per Share Data)
2022	1st	2nd	3rd	4th	Total

Operating Revenues	$36,196	$39,683	$47,732	$38,823	$162,434
Gain on Sale of Subsidiary	5,232	-	-	-	5,232
Operating Income	12,523	10,088	16,575	8,146	47,332
Net Income	12,100	8,868	14,291	7,169	42,428
Basic Earnings per Share	$0.69	$0.50	$0.81	$0.40	$2.40
Diluted Earnings per Share	$0.68	$0.50	$0.81	$0.40	$2.39
Common Dividend Per Share	$0.2900	$0.2900	$0.2900	$0.3125	$1.1825
High/Low Common Stock Price	$94.56/$121.10	$75.77/$108.27	$77.08/$96.19	$74.20/$95.82

2021	1st	2nd	3rd	4th	Total

Operating Revenues	$32,541	$36,701	$39,874	$34,025	$143,141
Operating Income	5,634	9,814	11,424	6,339	33,211
Net Income	6,907	10,923	11,476	7,237	36,543
Basic Earnings per Share	$0.39	$0.62	$0.65	$0.42	$2.08
Diluted Earnings per Share	$0.39	$0.62	$0.65	$0.41	$2.07
Common Dividend Per Share	$0.2725	$0.2725	$0.2725	$0.2900	$1.1075
High/Low Common Stock Price	$85.92/$67.09	$88.61/$77.31	$116.40/$81.02	$119.37/$98.12

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As the material weakness was recently determined to exist, remediation has not yet been completed, and, therefore, management has determined that such material weakness persists, including through all 2023 quarterly reporting periods to date.

(2) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13A-15(f) and 15d-15(f). Middlesex’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors of adequate preparation and fair presentation of the published financial statements.

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

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2022 which were included in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the SEC) on February 24, 2023 (the 2022 Form 10-K), the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, based on the assessment, management has concluded that they represent a material weakness in our internal control over financial reporting and that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Notwithstanding the newly identified material weakness referred to above, management, including our principal executive officer and principal financial officer, believe that the financial statements contained in the 2022 Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

We are committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to, enhancements to our ITGCs and automated auditing features of our IT systems as well increased monitoring of IT system changes made through certain user accounts. However, as the material weakness was recently determined to exist, remediation is still on-going.

While the Audit Committee of our Board of Directors and Company management will closely monitor the remediation efforts, until the remediation efforts discussed in this section, including any additional remediation efforts that our management identifies as necessary, are complete, tested and determined effective, we will not be able to conclude that the material weakness has been remediated.

Middlesex’s independent registered public accounting firm (PCAOB ID 23) has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their revised report dated as of November 8, 2023, which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

November 8, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	November 8, 2023
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 2023.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rober J. Capko
Rober J. Capko
Corporate Controller
(Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Vaughn L. McKoy
Vaughn L. McKoy
Director
By:	/s/ Ann L. Noble
Ann L. Noble
Director
By:	/s/ Walter G. Reinhard
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.5	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.
3.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Water Purchase Contract, dated as of September 25, 2003, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.9(a)	Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12(a)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Dennis W. Doll, filed as Exhibit 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(b)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(c)	Change in Control Termination Agreement, dated as of March 1, 2012, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(t)10.12(d)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(e)	Change in Control Termination Agreement, dated as of March 17, 2014, between the Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(t)10.12(f)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and G. Christian Andreasen, filed as Exhibit 10.12(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(g)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Robert K. Fullagar, filed as Exhibit 10.12(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(h)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Georgia M. Simpson, filed as Exhibit 10.12(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.13(a)	Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.14	Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.15	Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s for the year ended December 31, 2004.
10.16	Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.17(a)	Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10.17(b)	Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29,2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.18	Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.19	Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.20	Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.22	Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.23	Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.24	Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.25	Prospectus Supplement, filed August 3, 2022, relating to the Middlesex Water Company Investment Plan.	333-266482
10.26(a)	Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(b)	Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.27(a)	Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.27(b)	Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.27(c)	Amendment No. 2 ($60,000,000) to Uncommitted Loan Agreement, dated January 26, 2023, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.28	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.29	Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.30	Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.31	Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.32	Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.33	Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ, RR & SS), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.34	Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.35	Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.37	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.38	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.39	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.40	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.41	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.42	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.43	Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.44	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.45	Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.46	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.47	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
21	Middlesex Water Company Subsidiaries, filed as Exhibit 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
*101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document