Form 10-Q/A
period 2023-06-30
MIDDLESEX WATER CO
filed 2023-11-08
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No.1

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 28, 2023: Common Stock, No Par Value: 17,747,758 shares outstanding.

Explanatory Note

Middlesex Water Company (the Company) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this Form 10-Q/A) for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the SEC) on July 28, 2023 (the “June 30, 2023 Form 10-Q”) to make certain changes described below.

In the June 30, 2023 Form 10-Q, the Company indicated and reported that, based on its assessment at such time, its disclosure controls and procedures were effective.

Subsequent to the issuance of the Company’s June 30 Form 10-Q, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. On November 1, 2023, the Company determined, and Baker Tilly concurred, that the ITGCs deficiency and the resulting impact on other controls constitutes a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 and through the period covered by this report and that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. For a more detailed description of this material weakness, refer to Part I, Item 4, “Controls and Procedures.”

Notwithstanding the newly identified material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believes that the financial statements contained in the June 30, 2023 Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Please note that the only changes to the June 30, 2023 Form 10-Q are those related to the matters described herein and only in the Items listed above. Except as described above, no changes have been made to the June 30, 2023 Form 10-Q, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the June 30, 2023 Form 10-Q. In addition, in accordance with SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing changes, the information in this Form 10-Q/A is as of July 28, 2023, the filing date of the original Form 10-Q for the quarterly period ended June 30, 2023, and has not been updated for the events subsequent to that date other than as discussed above.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended June 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, based on the assessment, management has concluded that they represent a material weakness in our internal control over financial reporting and that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

Notwithstanding the newly identified material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believe that the financial statements contained in the originally- filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

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

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on 10-K/A for the year ended December 31, 2022 (filed November 8, 2023).

Item 6.	Exhibits

Exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in the previous filing columns following the description of such exhibits.

10.26(e)	Amendment to Loan Documents, dated June 15, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

*31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Schema Document

*101.CAL	Inline XBRL Calculation Linkbase Document

*101.DEF	Inline XBRL Definition Linkbase Document

*101.LAB	Inline XBRL Labels Linkbase Document

*101.PRE	Inline XBRL Presentation Linkbase Document

*104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date:   November 8, 2023

3