Form 10-Q
period 2023-09-30
MIDDLESEX WATER CO
filed 2023-11-09
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 2023: Common Stock, No Par Value: 17,806,696 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating Revenues	$46,715	$47,732	$127,672	$123,611

Operating Expenses:
Operations and Maintenance	22,581	20,312	64,042	59,007
Depreciation	6,376	5,814	18,546	17,107
Other Taxes	4,936	5,031	14,104	13,543

Total Operating Expenses	33,893	31,157	96,692	89,657

Gain on Sale of Subsidiary	—	—	—	5,232

Operating Income	12,822	16,575	30,980	39,186

Other Income (Expense):
Allowance for Funds Used During Construction	496	627	2,162	1,553
Other Income (Expense), net	936	1,412	3,124	4,185

Total Other Income, net	1,432	2,039	5,286	5,738

Interest Charges	3,518	2,355	9,364	6,574

Income before Income Taxes	10,736	16,259	26,902	38,350

Income Taxes	746	1,968	1,143	3,092

Net Income	9,990	14,291	25,759	35,258

Preferred Stock Dividend Requirements	30	30	90	90

Earnings Applicable to Common Stock	$9,960	$14,261	$25,669	$35,168

Earnings per share of Common Stock:
Basic	$0.56	$0.81	$1.45	$2.00
Diluted	$0.56	$0.80	$1.44	$1.99

Average Number of
Common Shares Outstanding :
Basic	17,758	17,628	17,708	17,583
Diluted	17,873	17,743	17,823	17,698

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2023	2022
UTILITY PLANT:	Water Production	$299,187	$249,153
	Transmission and Distribution	784,194	735,138
	General	99,933	97,581
	Construction Work in Progress	32,308	53,570
	TOTAL	1,215,622	1,135,442
	Less Accumulated Depreciation	230,124	214,891
	UTILITY PLANT - NET	985,498	920,551

CURRENT ASSETS:	Cash and Cash Equivalents	2,970	3,828
	Accounts Receivable, net of allowance for uncollectible accounts of $2,055 and $2,326, respectively	18,990	16,018
	Litigation Settlement Receivable	93,163	—
	Unbilled Revenues	11,316	8,659
	Materials and Supplies (at average cost)	6,405	6,177
	Prepayments	2,918	2,624
	TOTAL CURRENT ASSETS	135,762	37,306

OTHER ASSETS:	Operating Lease Right of Use Asset	3,338	3,826
	Preliminary Survey and Investigation Charges	2,372	2,806
	Regulatory Assets	94,485	90,046
	Non-utility Assets - Net	11,383	11,207
	Employee Benefit Plans	10,527	8,689
	Other	51	19
	TOTAL OTHER ASSETS	122,156	116,593
	TOTAL ASSETS	$1,243,416	$1,074,450

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$243,250	233,054
	Retained Earnings	176,333	167,274
	TOTAL COMMON EQUITY	419,583	400,328
	Preferred Stock	2,084	2,084
	Long-term Debt	354,276	290,280
	TOTAL CAPITALIZATION	775,943	692,692

CURRENT	Current Portion of Long-term Debt	7,444	17,462
LIABILITIES:	Notes Payable	42,250	55,500
	Accounts Payable	28,604	24,847
	Litigation Settlement Payable	27,949	—
	Accrued Taxes	8,143	12,162
	Accrued Interest	2,546	2,535
	Unearned Revenues and Advanced Service Fees	1,459	1,365
	Other	2,908	3,988
	TOTAL CURRENT LIABILITIES	121,303	117,859

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	21,464	21,382
	Lease Obligations	3,221	3,706
	Accumulated Deferred Income Taxes	87,763	77,783
	Regulatory Liabilities	112,815	46,734
	Other	681	919
	TOTAL OTHER LIABILITIES	225,944	150,524

CONTRIBUTIONS IN AID OF CONSTRUCTION		120,226	113,375
	TOTAL CAPITALIZATION AND LIABILITIES	$1,243,416	$1,074,450

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,759	$35,258
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	22,106	20,135
Provision for Deferred Income Taxes and Investment Tax Credits	(4,685)	(4,312)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,300)	(914)
Cash Surrender Value of Life Insurance	(144)	474
Stock Compensation Expense	1,790	1,270
Gain on Sale of Subsidiary	—	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	(2,972)	(2,770)
Unbilled Revenues	(2,657)	(3,749)
Materials and Supplies	(228)	(434)
Prepayments	(294)	(789)
Accounts Payable	3,757	4,748
Accrued Taxes	(4,019)	3,964
Accrued Interest	11	188
Employee Benefit Plans	(1,487)	(1,973)
Unearned Revenue and Advanced Service Fees	94	146
Other Assets and Liabilities	4,255	(1,769)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,986	44,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $862 in 2023 and $639 in 2022	(73,074)	(65,939)
Proceeds from Sale of Subsiary	—	3,122

NET CASH USED IN INVESTING ACTIVITIES	(73,074)	(62,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(16,460)	(6,397)
Proceeds from Issuance of Long-term Debt	70,640	2,663
Net Short-term Bank Borrowings	(13,250)	27,500
Deferred Debt Issuance Expense	(123)	(612)
Common Stock Issuance Expense	(10)	(25)
Payment of Grantee Witholding Taxes in Exchange for Restricted Stock	(619)	—
Proceeds from Issuance of Common Stock	9,025	10,064
Payment of Common Dividends	(16,600)	(15,298)
Payment of Preferred Dividends	(90)	(90)
Construction Advances and Contributions-Net	(283)	146

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,230	17,951
NET CHANGES IN CASH AND CASH EQUIVALENTS	(858)	(625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,828	3,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,970	$2,908

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,954	$5,705
Non-Cash Consideration for Sale of Subsidiary	$—	$2,100
Litigation Settlement Receivable	$93,163	$—
Litigation Settlement Payable	$27,949	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$9,589	$6,793
Interest Capitalized	$862	$639
Income Taxes	$2,716	$2,125

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2023	2022
Common Stock, No Par Value:
Shares Authorized - 40,000
Shares Outstanding - 2023 - 17,771; 2022 - 17,642	$243,250	$233,054

Retained Earnings	176,333	167,274
TOTAL COMMON EQUITY	$419,583	$400,328

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2023-2059	$278,374	$252,269
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	70,396	44,918
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	11,797	9,200
SUBTOTAL LONG-TERM DEBT	360,567	306,387
Add: Premium on Issuance of Long-term Debt	6,577	6,873
Less: Unamortized Debt Expense	(5,424)	(5,518)
Less: Current Portion of Long-term Debt	(7,444)	(17,462)
TOTAL LONG-TERM DEBT	$354,276	$290,280

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

For the Three Months Ended September 30, 2022
Balance at July 1, 2022	17,604	$229,037	$156,530	$385,567
Net Income	—	—	14,291	14,291
Middlesex Water Company Invesment Plan	34	3,025	—	3,025
Restricted Stock Award - Net - Employees	—	361	—	361
Cash Dividends on Common Stock ($0.2900 per share)	—	—	(5,114)	(5,114)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(25)	(25)
Balance at September 30, 2022	17,638	$232,423	$165,652	$398,075

For the Nine Months Ended September 30, 2022
Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726
Net Income	—	—	35,258	35,258
Middlesex Water Company Invesment Plan	110	10,064	—	10,064
Restricted Stock Award - Net - Employees	3	160	—	160
Stock Award - Board of Directors	3	280	—	280
Cash Dividends on Common Stock ($0.8700 per share)	—	—	(15,298)	(15,298)
Cash Dividends on Preferred Stock	—	—	(90)	(90)
Common Stock Expenses	—	—	(25)	(25)
Balance at September 30, 2022	17,638	$232,423	$165,652	$398,075

For the Three Months Ended September 30, 2023
Balance at July 1, 2023	17,729	$239,545	$171,932	$411,477
Net Income	—	—	9,990	9,990
Middlesex Water Company Invesment Plan	42	3,281	—	3,281
Restricted Stock Award - Net - Employees	—	424	—	424
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,549)	(5,549)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(10)	(10)
Balance at September 30, 2023	17,771	$243,250	$176,333	$419,583

For the Nine Months Ended September 30, 2023
Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	25,759	25,759
Middlesex Water Company Invesment Plan	117	9,025	—	9,025
Restricted Stock Award - Net - Employees	7	811	—	811
Stock Award - Board of Directors	5	360	—	360
Cash Dividends on Common Stock ($0.9375 per share)	—	—	(16,600)	(16,600)
Cash Dividends on Preferred Stock	—	—	(90)	(90)
Common Stock Expenses	—	—	(10)	(10)
Balance at September 30, 2023	17,771	$243,250	$176,333	$419,583

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

The consolidated notes within the 2022 Annual Report on Form 10-K/A (the 2022 Form 10-K/A) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of September 30, 2023, the results of operations for the three and nine month periods ended September 30, 2023 and 2022 and cash flows for the nine month periods ended September 30, 2023 and 2022. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s December 31, 2022 audited financial statements included in the 2022 Form 10-K/A.

Recent Developments

Middlesex President and Chief Executive Officer Retirement Announcement - On May 16, 2023, President and Chief Executive Officer, Dennis W. Doll announced a plan to retire upon turning age 65. Mr. Doll’s retirement is planned for the later of December 31, 2023 or, the date when a successor is duly named and effectively transitioned into the position. Mr. Doll will remain Chairman of the Middlesex Board of Directors (Board) through the expiration of his current term in May 2024. A search for Mr. Doll’s successor is being led by the Compensation Committee of the Board in collaboration with a nationally-recognized executive search firm.

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021. Middlesex was required by the regulation to notify its affected customers and complied within the required Notice period in November 2021.

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Consequently, in November 2021, the Company implemented an interim solution to meet the Notice requirements, which included putting the Park Avenue Wellfield Treatment Plant in off-line status and obtaining alternate sources of supply. In June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project based on engineering analysis that allowed a restart of the Park Avenue Wellfield Treatment Plant to ensure continued compliance with all state and federal drinking water standards.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which required the Company to take whatever actions necessary to achieve and maintain compliance with applicable regulations. As prescribed in the ACO, the Company was to issue periodic public notifications until the ACO was closed.

In June 2023, the Company completed the permanent construction of the entire Park Avenue Wellfield treatment upgrades and placed the upgrades into operation in full compliance with the NJDEP PFOA standards. The Company received confirmation from the NJDEP that it has complied with all requirements of the ACO and consequently, the ACO has been closed.

The Company had previously initiated a lawsuit against 3M Company (3M), in connection with the Company’s claim that 3M introduced perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

On August 29, 2023, Middlesex and 3M executed a settlement agreement (the Settlement Agreement) to resolve the lawsuit. The Settlement Agreement provides that:

●	3M will pay Middlesex $93.2 million in two installments, one payment of $23.3 million in December 2023 and one payment of $69.9 million in July 2024. Middlesex is obligated to pay 30% of the proceeds received to its lawyers as legal fees, or $27.9 million in total;
●	Middlesex anticipates its receipt of the Settlement Agreement payments will have the effect of mitigating future increases in customer rates, the determination of which are based, in part, on Middlesex’s investments in utility infrastructure. For additional details, see “Item 1. Business – Regulation - Regulation of Rates and Services” in Middlesex’s 2022 Form 10-K;
●	Middlesex, by nature of its status as a U.S. water purveyor impacted by PFAS, was automatically included in a Multi-District Litigation Settlement before the United States District Court for the District of South Carolina in which 3M and other companies (Non-3M Companies) are participants. Middlesex agreed as part of this settlement to remain a member of the plaintiff class in order to be eligible to obtain future additional compensation from 3M and the Non-3M Companies for the remediation of its water treatment facilities; and
●	Middlesex and 3M agreed to enter into a joint mediation, scheduled for November 2023, to resolve two PFOA-related class action lawsuits against Middlesex seeking restitution for medical, water replacement and other claimed related costs. Both Middlesex and 3M are defendants in these lawsuits. These lawsuits remain in the early stages of the legal process and their ultimate resolution cannot be predicted at this time.

It is the Company’s intent that any financial benefit which may result from the Settlement Agreement, net of any litigation costs to Middlesex, will ultimately inure to the benefit of the Middlesex customers in the form of mitigating future customer rate increases. As such, the anticipated net Settlement Agreement proceeds of $65.2 million have been recorded as a Regulatory Liability in the Company’s September 30, 2023 Consolidated Balance Sheet.

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

Note 2 – Rate and Regulatory Matters

Middlesex – In May 2023, Middlesex filed a petition with the NJBPU seeking permission to increase annual base water revenues by approximately $34 million. The request was necessitated predominantly by capital infrastructure investments Middlesex has made, or has committed to make, to upgrade or replace utility assets to support continued regulatory compliance and overall quality of service. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition.

Replacement of Middlesex and Middlesex customer-owned lead service lines is required by the New Jersey Lead Service Line Replacement Law. In May 2023, Middlesex filed a petition seeking NJBPU approval of Middlesex’s proposed cost recovery of its Lead Service Line Replacement Plan and cost recovery of project costs associated with replacing Middlesex customer-owned lead service lines. Under this legislation, these costs would be recovered through future customer surcharges. Middlesex currently estimates that replacement of Middlesex and Middlesex customer-owned lead service lines will be approximately $46 million to $77 million over a nine-year period. A decision in this matter is expected in the fourth quarter of 2023. We cannot predict if the NJBPU will ultimately approve, deny, or amend this petition.

In May 2023, Middlesex filed a petition with the NJBPU seeking approval of a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. This petition was approved by the NJBPU in October 2023 and will result in future rate increases for future DSIC qualifying projects.

In September 2022, the NJBPU approved Middlesex's Emergency Relief Motion to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional costs of $2.7 million for the purchase of treated water from a non-affiliated water utility. A PWAC is a rate mechanism that allows for recovery of increased purchased water costs between base rate case filings. The increase, effective October 1, 2022, was on an interim basis and subject to refund with interest, pending final resolution of this matter, which the NJBPU provided in August 2023. In connection with the full recovery of the $2.7 million of additional costs, Middlesex reset its PWAC rate to zero in October 2023.

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

Note 3 – Capitalization

Common Stock – During the nine months ended September 30, 2023 and 2022, there were 118,501 common shares (approximately $9.0 million) and 110,614 common shares (approximately $10.0 million) respectively, issued under the Middlesex Water Company Investment Plan (the Investment Plan).

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

In April 2023, Tidewater closed on three Delaware Public Service Commission (DEPSC)-approved Delaware SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has drawn a total of $1.5 million through September 30, 2023 and expects that the requisitions will continue through mid-2025.

In December 2021, Tidewater closed on a DEPSC-approved $5.0 million Delaware SRF loan at an interest rate of 2.0%. The loan was for construction of a one million gallon elevated storage tank. Through September 30, 2023, Tidewater has drawn a total of $4.2 million and expects that the requisitions will continue through the first quarter of 2024. The final maturity date on the loan is 2044.

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

(Thousands of Dollars)
	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$133,374	$123,235	$147,269	$138,756

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt). The carrying amount of these instruments was $227.2 million and $159.1 million at September 30, 2023 and December 31, 2022, respectively. Customer advances for construction have carrying amounts of $21.5 million and $21.4 million at September 30, 2023 and December 31, 2022, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2023		2022
Basic:	Income	Shares	Income	Shares
Net Income	$9,990	17,758	$14,291	17,628
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$9,960	17,758	$14,261	17,628

Basic EPS	$0.56		$0.81

Diluted:
Earnings Applicable to Common Stock	$9,960	17,758	$14,261	17,628
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$9,977	17,873	$14,278	17,743

Diluted EPS	$0.56		$0.80

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2023		2022
Basic:	Income	Shares	Income	Shares
Net Income	$25,759	17,708	$35,258	17,583
Preferred Dividend	(90)		(90)
Earnings Applicable to Common Stock	$25,669	17,708	$35,168	17,583

Basic EPS	$1.45		$2.00

Diluted:
Earnings Applicable to Common Stock	$25,669	17,708	$35,168	17,583
$7.00 Series Preferred Dividend	51	115	51	115
Adjusted Earnings Applicable to Common Stock	$25,720	17,823	$35,219	17,698

Diluted EPS	$1.44		$1.99

Note 5 – Business Segment Data

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware. This segment also includes regulated wastewater systems in New Jersey and Delaware. The Company is subject to regulations as to its rates, services and other matters by New Jersey and Delaware with respect to utility services within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware. Inter-segment transactions relating to operational costs are treated as pass-through expenses. Finance charges on inter-segment loan activities are based on interest rates that are below what would normally be charged by a third-party lender.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2023	2022	2023	2022
Revenues:
Regulated	$43,763	$44,861	$118,625	$115,222
Non – Regulated	3,251	3,431	9,649	9,316
Inter-segment Elimination	(299)	(560)	(602)	(927)
Consolidated Revenues	$46,715	$47,732	$127,672	$123,611

Operating Income:
Regulated	$12,008	$15,750	$28,543	$36,793
Non – Regulated	814	825	2,437	2,393
Consolidated Operating Income	$12,822	$16,575	$30,980	$39,186

Net Income:
Regulated	$9,384	$13,683	$24,017	$33,496
Non – Regulated	606	608	1,742	1,762
Consolidated Net Income	$9,990	$14,291	$25,759	$35,258

Capital Expenditures:
Regulated	$22,415	$26,588	$72,994	$65,722
Non – Regulated	24	8	80	217
Total Capital Expenditures	$22,439	$26,596	$73,074	$65,939

	As of	As of
	September 30, 2023	December 31, 2022
Assets:
Regulated	$1,241,123	$1,079,180
Non – Regulated	7,382	6,999
Inter-segment Elimination	(5,089)	(11,729)
Consolidated Assets	$1,243,416	$1,074,450

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of September 30, 2023
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$4.0	$56.0	$60.0	Uncommitted	January 25, 2024
PNC Bank	35.3	$32.7	68.0	Committed	July 31, 2025
CoBank	3.0	9.0	12.0	Committed	May 20, 2026
	$42.3	$97.7	$140.0

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

The weighted average interest rate on the outstanding borrowings at September 30, 2023 under these credit lines is 6.51%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Daily Amounts Outstanding	$25,015	$33,750	$32,860	$22,648
Weighted Average Interest Rates	6.37%	3.34%	5.89%	2.48%

The maturity dates for the $42.3 million outstanding as of September 30, 2023 were in October 2023 and continue through December 2023 and were or are expected to be extended at the discretion of the Company.

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

Tidewater contracts with the City of Dover, Delaware to purchase 15 million gallons of treated water annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Treated	$1,607	$936	$4,353	$2,467
Untreated	812	835	2,352	2,384
Total Costs	$2,419	$1,771	$6,705	$4,851

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2023 and 2022, respectively, and $0.6 million for each of the nine months ended September 30, 2023 and 2022, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	September 30, 2023	December 31, 2022
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.0)	(3.5)
Current ROU Asset	$3.3	$3.8

The Company’s future minimum operating lease commitments as of September 30, 2023 are as follows:

(In Millions)
2023	$0.2
2024	0.8
2025	0.8
2026	0.9
2027	0.9
Thereafter	1.8
Total Lease Payments	$5.4
Imputed Interest	(1.6)
Present Value of Lease Payments	3.8
Less Current Portion*	(0.6)
Non-Current Lease Liability	$3.2

*Included in Other Current Liabilities

Construction – The Company has forecasted to spend approximately $96 million for its construction program in 2023. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $8 million in the future. The actual amount and timing of capital expenditures is dependent on the need for upgrade or replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued upward pressure on mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter – In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. For further discussion of this matter, see Note 1 - Regulatory Notice of Non-Compliance.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the nine month periods ended September 30, 2023 and 2022, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $1.9 million over the remainder of the current year. The Company also maintains an unfunded supplemental retirement benefit plan for certain active and retired Company officers and currently pays $0.5 million in annual benefits to the retired participants.

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the nine month periods ended September 30, 2023 and 2022, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2023	2022	2023	2022

Service Cost	$388	$591	$98	$200
Interest Cost	1,067	761	402	331
Expected Return on Assets	(1,466)	(1,760)	(771)	(887)
Amortization of Unrecognized Losses	164	418	(48)	—
Net Periodic Benefit Cost (Benefit)*	$153	$10	$(319)	$(356)

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2023	2022	2023	2022
Service Cost	$1,163	$1,772	$293	$599
Interest Cost	3,202	2,282	1,206	994
Expected Return on Assets	(4,399)	(5,281)	(2,312)	(2,660)
Amortization of Unrecognized Losses	493	1,255	(143)	—
Net Periodic Benefit Cost (Benefit)*	$459	$28	$(956)	$(1,067)

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Regulated Tariff Sales
Residential	$25,070	$25,108	$66,726	$65,767
Commercial	6,926	7,167	18,553	16,796
Industrial	3,396	3,208	9,041	8,504
Fire Protection	3,203	3,248	9,453	9,541
Wholesale	4,958	5,644	14,479	13,905
Non-Regulated Contract Operations	3,137	3,321	9,309	8,986
Total Revenue from Contracts with Customers	$46,690	$47,696	$127,561	$123,499
Other Regulated Revenues	210	486	373	709
Other Non-Regulated Revenues	114	110	340	330
Inter-segment Elimination	(299)	(560)	(602)	(927)
Total Revenue	$46,715	$47,732	$127,672	$123,611

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including Amendment No. 1 to such Annual Report on Form 10-K.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 59,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,500 customers in Kent and Sussex Counties through various operations and maintenance contracts.

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

Middlesex President and Chief Executive Officer Retirement Announcement – In May 2023, President and Chief Executive Officer (CEO), Dennis W. Doll announced a plan to retire upon turning age 65. Mr. Doll’s retirement is planned for the later of December 31, 2023 or, the date when a successor is duly named and effectively transitioned into the position. Mr. Doll will remain Chairman of the Middlesex Board of Directors (Board) through the expiration of his current term in May 2024. A search for Mr. Doll’s successor is being led by the Compensation Committee of the Board in collaboration with a nationally-recognized executive search firm.

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

In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Middlesex Water Company Investment Plan (the Investment Plan) by 0.7 million shares.

Tidewater - In April 2023, Tidewater closed on three Delaware Public Service Commission (DEPSC)-approved SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has drawn a total of $1.5 million through September 30, 2023 and expects that the requisitions will continue through mid-2025.

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

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $23 million in the last quarter of 2023 in connection with projects that include, but are not limited to:

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

Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021. Middlesex was required by the regulation to notify its affected customers and complied within the required Notice period in November 2021.

The Notice further required the Company to take any action necessary to comply with the new standard by September 7, 2022. Consequently, in November 2021, the Company implemented an interim solution to meet the Notice requirements, which included putting the Park Avenue Wellfield Treatment Plant in off-line status and obtaining alternate sources of supply. In June 2022, the Company accelerated the in-service date for a portion of the enhanced treatment project based on engineering analysis that allowed a restart of the Park Avenue Wellfield Treatment Plant to ensure continued compliance with all state and federal drinking water standards.

On September 13, 2022, the Company entered into an Administrative Consent Order (ACO) with the NJDEP, which required the Company to take whatever actions necessary to achieve and maintain compliance with applicable regulations. As prescribed in the ACO, the Company was to issue periodic public notifications until the ACO was closed.

In June 2023, the Company completed the permanent construction of the entire Park Avenue Wellfield treatment upgrades and placed the upgrades into operation in full compliance with the NJDEP PFOA standards. The Company received confirmation from the NJDEP that it has complied with all requirements of the ACO and consequently, the ACO has been closed.

The Company had previously initiated a lawsuit against 3M Company (3M), seeking to hold 3M accountable for the Company’s claim that 3M introduced perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Wellfield facility.

On August 29, 2023, Middlesex and 3M executed a settlement agreement (the Settlement Agreement) to resolve Middlesex’s lawsuit against 3M. The Settlement Agreement provides that:

●	3M will pay Middlesex $93.2 million in two installments, one payment of $23.3 million in December 2023 ($23.3 million) and one payment of $69.9 million in July 2024. Middlesex is obligated to pay 30% of the proceeds received to its lawyers as legal fees, or $27.9 million in total;
●	Middlesex anticipates its receipt of the Settlement Proceeds will have the effect of mitigating future increases in customer rates, the determination of which are based, in part, on Middlesex’s investments in utility infrastructure. For additional details, see “Item 1. Business – Regulation - Regulation of Rates and Services” in Middlesex’s 2022 Form 10-K;
●	Middlesex, by nature of its status as a U.S. water purveyor impacted by PFAS, was automatically included in a Multi-District Litigation Settlement before the United States District Court for the District of South Carolina in which 3M and other companies (Non-3M Companies) are participants. Middlesex agreed as part of this settlement to remain a member of the plaintiff class in order to be eligible to obtain future additional compensation from 3M and the Non-3M Companies for the remediation of its water treatment facilities; and
●	Middlesex and 3M agreed to enter into a joint mediation, scheduled for November 2023, to resolve two PFOA-related class action lawsuits against Middlesex seeking restitution for medical, water replacement and other claimed related costs. Both Middlesex and 3M are defendants in these lawsuits. These lawsuits remain in the early stages of the legal process and their ultimate resolution cannot be predicted at this time.

It is the Company’s intent that any financial benefit which may result from the Settlement Agreement, net of any litigation costs to Middlesex, will ultimately inure to the benefit of the Middlesex customers in the form of mitigating future customer rate increases. As such, the anticipated net Settlement Agreement proceeds of $65.2 million have been recorded as a Regulatory Liability in the Company’s September 30, 2023 Consolidated Balance Sheet.

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

The Company has projected to spend approximately $277 million for the 2023-2025 capital investment program, including approximately $18 million for PFAS-related treatment upgrades, $9 million for Lead and Copper Rule compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System and $4 million for construction of elevated storage tanks in our Tidewater and Middlesex Systems.

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

Results of Operations – Three Months Ended September 30, 2023

	(In Thousands)
	Three Months Ended September 30,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$43,578	$3,137	$46,715	$44,411	$3,321	$47,732
Operations and maintenance expenses	20,376	2,205	22,581	17,935	2,377	20,312
Depreciation expense	6,311	65	6,376	5,754	60	5,814
Other taxes	4,883	53	4,936	4,972	59	5,031
Operating income	$12,008	$814	$12,822	$15,750	$825	$16,575

Other income, net	1,354	78	1,432	1,967	72	2,039
Interest expense	3,518	—	3,518	2,355	—	2,355
Income taxes	460	286	746	1,679	289	1,968
Net income	$9,384	$606	$9,990	$13,683	$608	$14,291

Operating Revenues

Operating revenues for the three months ended September 30, 2023 decreased $1.0 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues decreased $0.2 million due to lower customer demand offset somewhat by the implementation of the final phase of the 2021 base rate case increase on January 1, 2023;

●	Tidewater System revenues decreased $0.7 million due to lower customer demand and lower revenue from a 2022 DEPSC-ordered rate reduction partially offset by an increase in customers; and
●	All other revenue categories decreased $0.1 million.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended September 30, 2023 increased $2.3 million from the same period in 2022 due to the following factors:

●	Higher purchased water costs and water treatment costs in our Middlesex system resulted in increased production costs of $1.4 million;
●	Outside service costs rose by $0.4 million primarily due to production instrumentation calibration activities; and
●	All other operation and maintenance expense categories increased $0.5 million.

Depreciation

Depreciation expense for the three months ended September 30, 2023 increased $0.6 million from the same period in 2022 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the three months ended September 30, 2023 decreased $0.1 million from the same period in 2022 primarily due to lower revenue related taxes on decreased revenues in our Middlesex System.

Other Income, net

Other Income, net for the three months ended September 30, 2023 decreased $0.6 million from the same period in 2022 due primarily to lower actuarially-determined retirement benefit plans non-service benefit and lower Allowance for Funds Used During Construction (AFUDC) resulting from a lower level of capital projects in progress.

Interest Charges

Interest charges for the three months ended September 30, 2023 increased $1.2 million from the same period in 2022 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income taxes for the three months ended September 30, 2023 decreased by $1.2 million from the same period in 2022, primarily due to greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System and lower pre-tax income.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2023 decreased $4.3 million as compared with the same period in 2022. Basic earnings per share were $0.56 and $0.81 for the three months ended September 30, 2023 and 2022, respectively. Diluted earnings per share were $0.56 and $0.80 for the three months ended September 30, 2023 and 2022, respectively.

Results of Operations – Nine Months Ended September 30, 2023

	(In Thousands)
	Nine Months Ended September 30,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$118,363	$9,309	$127,672	$114,625	$8,986	$123,611
Operations and maintenance expenses	57,548	6,494	64,042	52,780	6,227	59,007
Depreciation expense	18,350	196	18,546	16,925	182	17,107
Other taxes	13,922	182	14,104	13,359	184	13,543
Gain on Sale of Subsidiary	—	—	—	5,232	—	5,232
Operating income	28,543	2,437	30,980	36,793	2,393	39,186

Other income, net	5,126	160	5,286	5,531	207	5,738
Interest expense (benefit)	9,364	—	9,364	6,575	(1)	6,574
Income taxes	288	855	1,143	2,253	839	3,092
Net income	$24,017	$1,742	$25,759	$33,496	$1,762	$35,258

Operating Revenues

Operating revenues for the nine months ended September 30, 2023 increased $4.1 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased $4.9 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 offset somewhat by lower customer demand;
●	Tidewater System revenues decreased $1.2 million due to lower new connection fees and lower revenue from a 2022 DEPSC-ordered rate reduction partially offset by an increase in customers; and
●	Non-regulated revenues increased $0.3 million due to higher supplemental contract services; and
●	Pinelands revenue increased $0.1 million due to the implementation of a base rate increase effective April 15, 2023.

Operation and Maintenance Expense

Operation and maintenance expenses for the nine months ended September 30, 2023 increased $5.0 million from the same period in 2022 due to the following factors:

●	Higher purchased water costs and water treatment costs in our Middlesex system resulted in increased production costs of $3.4 million;
●	Labor costs also increased by $0.7 million due to wage increases;
●	Outside service costs rose by $0.7 million primarily due to production instrumentation calibration activities;
●	Business insurance costs increased $0.4 million due to higher policy premiums;
●	Lower weather-related main break activity in our Middlesex system during the winter months resulted in $0.8 million of decreased non-labor costs;
●	Non-regulated operation and maintenance expense increased $0.3 million due to higher supplemental contract services; and
●	All other operation and maintenance expense categories increased $0.3 million.

Depreciation

Depreciation expense for the nine months ended September 30, 2023 increased $1.4 million from the same period in 2022 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the nine months ended September 30, 2023 increased $0.6 million from the same period in 2022 primarily due to higher revenue related taxes on increased revenues in our Middlesex System.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the nine months ended September 30, 2023 decreased $0.5 million from the same period in 2022 primarily due to lower actuarially-determined retirement benefit plans non-service benefit partially offset by higher AFUDC resulting from a lower level of capital projects in progress.

Interest Charges

Interest charges for the nine months ended September 30, 2023 increased $2.8 million from the same period in 2022 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income taxes for the nine months ended September 30, 2023 decreased by $1.9 million from the same period in 2022, primarily due to greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System and lower pretax income due to gain on the sale of a subsidiary in 2022.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2023 decreased $9.5 million as compared with the same period in 2022. Basic earnings per share were $1.45 and $2.00 for the nine months ended September 30, 2023 and 2022, respectively. Diluted earnings per share were $1.44 and $1.99 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2023, cash flows from operating activities decreased $4.3 million to $40.0 million. The decrease in cash flows from operating activities primarily resulted from lower net income and higher interest and tax payments.

Investing Cash Flows

For the nine months ended September 30, 2023, cash flows used in investing activities increased $10.3 million to $73.1 million due to increased utility plant expenditures in 2023 and cash received in January 2022 from the sale of Middlesex’s regulated wastewater subsidiary.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2023, cash flows from financing activities increased $14.3 million to $32.2 million. The increase in cash flows provided by financing activities is due to an increase in net borrowings partially offset by increased common stock dividend payments and lower proceeds from the issuance of common stock under the Investment Plan.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program.

The capital investment program for 2023 is currently estimated to be approximately $96 million. Through September 30, 2023, we have expended $73.1 million and expect to incur approximately $23 million for capital projects for the remainder of 2023.

We currently project that we may expend approximately $181 million for capital projects in 2024 and 2025. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program for the remainder of 2023, we plan on utilizing some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of bank lines of credit established with multiple financial institutions. As of September 30, 2023, there was $97.8 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
●	Proceeds from long-term borrowing arrangements, including loans from private placement, CoBank and the Delaware SRF Program, which provides cost-effective financing for projects that meet certain water quality-related and/or system improvement criteria (for further discussion on long-term borrowings, see Recent Developments – Financings above); and
●	Proceeds from sales of common stock under the Investment Plan.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended September 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, based on the assessment, management has concluded that they represent a material weakness in our internal control over financial reporting and that the Company’s internal control over financial reporting was not effective as of September 30, 2023.

Notwithstanding the newly identified material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believe that the financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

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

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – On March 21, 2023, the United States District Court for the District of New Jersey issued an order remanding the case back to the Superior Court of New Jersey. Discovery is underway in this matter. On August 29, 2023 the Company executed a settlement agreement with 3M Company to resolve a lawsuit related to perfluoroalkyl substances. For additional information see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Notice of Non-Compliance.”

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 (filed November 8, 2023).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

10.17(c)	Promissory Note and Supplement, dated May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB.

10.17(d)	Sixth Amendment to Promissory Note and Supplement, dated as of May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB.

10.53	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Water Company and CoBank, ACB.

10.54	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Wastewater Company and CoBank, ACB.

10.55*	Settlement Agreement, dated as of August 28, 2023 between Middlesex Water Company and 3M Company

31.1	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Certain portions of this exhibit that constitute confidential information have been omitted in accordance with Regulation S-K, Item 601(b)(10)(iv) because it is both (i) not material and (ii) is the type of information the Company treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023