Form 10-K
period 2023-12-31
MIDDLESEX WATER CO
filed 2024-03-01
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023 was $1,395,620,526 based on the closing market price of $80.66 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 29, 2024:

Common Stock, No par Value 17,821,670 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2024, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2023 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

Middlesex System

Located in New Jersey, the Middlesex System provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County and under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 66% of our 2023 consolidated operating revenues.

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

Middlesex provides water service to approximately 300 customers in Cumberland County, New Jersey. This system is referred to as the Fortescue System, and is not physically interconnected with the Middlesex System. The Fortescue System produced less than 0.1% of our 2023 consolidated operating revenues.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 59,000 retail customers for residential, commercial and fire protection purposes in over 470 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 25% of our 2023 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a 10-year agreement, which expires in December 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 4% of our 2023 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2023 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers and one municipal wastewater system in Burlington County, New Jersey. Pinelands Wastewater produced approximately 1% of our 2023 consolidated operating revenues.

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

USA produced approximately 2% of our 2023 consolidated operating revenues.

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 4,300 service connections under 31 separate contracts. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 1% of our 2023 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2023	2022	2021

Operating Revenues	$166,274	$162,434	$143,141

Operating Income	$39,223	$47,333	$33,211

Net Income	$31,524	$42,429	$36,543

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2023	2022	2021

Residential	52.1%	52.3%	54.3%
Commercial	14.4	14.0	11.7
Industrial	7.0	6.9	6.3
Fire Protection	7.6	7.8	8.8
Contract Sales	11.5	11.6	10.2
Contract Operations	7.4	7.4	8.6
Other	0.0	0.0	0.1
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System and Fortescue System are not interconnected with the Middlesex System or each other. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System produced approximately 13.8 billion gallons in 2023 from:

●	The Carl J. Olsen Surface Water Treatment Plant (CJO Plant)-10.7 billion gallons;
●	Twenty-seven Company-owned wells (ground water)-2.0 billion gallons; and
●	The balance purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2026. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases.

In November 2021, Middlesex temporarily ceased pumping from its Company-owned wells at the Park Avenue Wellfield Treatment Plant (Park Avenue Plant) in South Plainfield, New Jersey and alternate sources of supply were obtained in order to comply with new State of New Jersey water quality regulations relative to poly- and perfluoroalkyl substances, collectively referred to as PFAS, that became effective in 2021.

Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Plant to meet the expected PFAS water quality standards anticipated to be enacted by the State of New Jersey, which at that time were unknown as to their timing and extent. In June 2022, a portion of the enhanced treatment process was completed, placed into service and effectively treated the ground water in compliance with all state and federal drinking water standards. In June 2023, the Company completed the permanent construction of the entire Park Avenue Plant treatment upgrades and placed the upgrades into operation in full compliance with the new State of New Jersey PFAS water quality regulations.

The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.

The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated by the New Jersey Water Supply Authority (NJWSA). Middlesex is under contract with the NJWSA, which expires November 30, 2048, and provides for average purchases of 27.0 mgd, with a peak up to 47.0 mgd, of untreated water from the Delaware & Raritan Canal, augmented by the Round Valley/Spruce Run Reservoir System. The untreated surface water is pumped to, and treated at, the CJO Plant.

Water supply to customers of the Fortescue System is derived from two wells, which produced approximately 6.7 million gallons in 2023.

Tidewater System

Our Tidewater System produced approximately 2.9 billion gallons in 2023, primarily from 175 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual purchases of up to 60.0 million gallons of treated water from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 470 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 134.7 million gallons in 2023. The aggregate pumping capacity of the four wells is 2.2 mgd.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 94.8 million gallons in 2023.

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

Workforce

As of December 31, 2023, the Company had 355 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive.

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

Diversity, Equity & Inclusion (DEI)

The Company is committed to DEI based upon our belief that embracing DEI is consistent with our Company culture and benefits all stakeholders by maintaining a workforce with a variety of skills and perspectives as a result of their diverse backgrounds and experiences. The Company remains a signatory to CEO Action for Diversity and Inclusion, a business led initiative which encourages companies to cultivate environments that support dialogue on DEI, implement and expand bias education and training and engage boards of directors in the development and evaluation of inclusion and diversity strategies.

The Company is focused on recruitment and/or development of both external and internal candidates so that all prospective and current employees are provided an opportunity to advance their careers. We are intentional in our efforts to attract candidates from historically marginalized groups and seek a diverse pool of candidates for apprenticeships and internship opportunities. Statements on DEI and our Human Rights Policy can be found on our website. We continue to monitor the results of our DEI efforts and continually explore opportunities to further engage our employees and customers.

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

In addition, our issuances of equity securities are subject to the prior approval of the NJBPU and require registration with the United States Securities and Exchange Commission. Our issuances of long-term debt securities are subject to the prior approval of the respective state Public Utility Commissions.

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

Middlesex Rate Matters

In February 2024, Middlesex’s petition to the NJBPU, filed in May 2023, seeking permission to increase its base water rates was concluded, based on a negotiated settlement that is expected to increase annual operating revenues by $15.4 million effective March 1, 2024.  The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%.  Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. Net proceeds from the settlement of Middlesex’s 3M Company (3M) lawsuit were used to recover costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. The rate case settlement will result in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction in the March 31, 2024 balance sheet.  The Company will also record in the first quarter of 2024 the recovery of $0.7 million and $2.4 million of prior year depreciation and carrying costs, respectively, as well as the recovery of $1.4 million of prior year costs which were associated with the interim solution to comply with the Notice, all of which were approved in the rate case settlement.

For further information on the 3M settlement agreement, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Notice of Non-Compliance and Regulatory Matters.

In January 2024, the NJBPU approved Middlesex’s petition for the proposed cost recovery of its Lead Service Line Replacement (LSLR) Plan and cost recovery of project costs associated with replacing Middlesex customer-owned lead service lines. Replacement of Middlesex and Middlesex customer-owned lead service lines is required by the New Jersey LSLR Law. Under this legislation, the costs associated with replacing customer-owned lead service lines are recoverable through future customer surcharges. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional base rate case filings. The current estimates for replacement of Middlesex and Middlesex customer-owned lead service lines are approximately $46 million to $77 million over a nine-year period.

In October 2023, the NJBPU approved Middlesex’s petition for a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. Middlesex is authorized to recover DSIC revenues up to five percent (5%) of total revenues established in Middlesex’s 2021 base rate proceeding, or approximately $5.5 million. Semi-annually, beginning in April 2024, the Company must file for a change in its DSIC rate seeking recovery for DSIC-eligible investments made during the period. DSIC rates remain in effect until Middlesex’s next base rate case increase subsequent to the March 1, 2024 increase. Under the terms of the Foundational Filing, the Company is required to file a base rate petition before November 2026.

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

In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the PWAC was reset to zero.

Tidewater Rate Matters

In December 2023, the DEPSC approved Tidewater’s application to implement a new DSIC. Effective January 1, 2024, Tidewater implemented a DSIC rate of 3.71%, which is expected to generate revenue of approximately $1.3 million annually. A Delaware DISC is subject to a semi-annual reset with an overall maximum rate of 7.5%.

In October 2023, the DEPSC issued an Order that made a temporary base rate reduction permanent. The initial DEPSC order required Tidewater to reduce its base rates charged to general metered and private fire customers by 6.0%, effective for service rendered on and after September 1, 2022. The rate reduction was ordered as a result of Tidewater earning in excess of its authorized return, and resulted in reduced annual revenues of approximately $2.1 million in 2023.

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

Pinelands Rate Matters

In April 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in annual base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Southern Shores Rate Matters

Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39%, effective January 1, 2023. Beginning in 2025 and thereafter, inflation-based rate increases cannot exceed the lesser of the regional Consumer Price Index or, 3%. Inflation based increases are in addition to the threshold rate increases. This agreement expires on December 31, 2029.

Future Rate Filings

Management monitors the need for rate relief for our regulated entities on an ongoing basis. When capital improvements and/or increases in operation, maintenance or other costs indicate a need for rate relief, base rate increase requests are filed with the respective Public Utility Commissions.

Regulatory Service Matters

Twin Lakes Utilities, LLC (Twin Lakes) provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the

United States Constitution. On January 18, 2024, the District Court issued an Order dismissing Middlesex’s Complaint without addressing the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. On January 31, 2024, Middlesex filed a Notice of Appeal of the District Court’s decision with the United States Court of Appeals for the Third Circuit.

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

In September 2021, the NJDEP issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Plant in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021. Middlesex was required by the regulation to notify its affected customers and complied within the required Notice period in November 2021.

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

In June 2023, the Company completed the permanent construction of the entire Park Avenue Plant treatment upgrades and placed the upgrades into operation in full compliance with the NJDEP PFOA standards. In October 2023, the Company received confirmation from the NJDEP that it has complied with all requirements of the ACO and consequently, the ACO has been closed.

In addition to the enhanced groundwater treatment process for PFOA, we treat the groundwater supplies in our Middlesex System with chlorination for primary disinfection purposes and use air stripping for removal of volatile organic compounds.

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

Treatment of groundwater in the Pinelands Water and Fortescue Systems (primary disinfection only) is performed at individual well sites.

Treatment of wastewater in the Pinelands Wastewater System includes the use of rotating biological contactors.

The NJDEP and DEDPH monitor our activities and review the results of water quality tests that are performed for adherence to applicable regulations. Other applicable regulations include the Lead, Copper and Lead Service Line Rules, the Federal Surface Water Treatment Rule and the Federal Total Coliform Rule and regulations for maximum contaminant levels established for various volatile organic compounds.

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

Management

In May 2023, President and Chief Executive Officer, Dennis W. Doll announced a plan to retire upon turning age 65. On January 23, 2024, the Company named Nadine Leslie as its new President and Chief Executive Officer effective March 1, 2024.  Ms. Leslie will also be appointed to the Board of Directors effective March 1, 2024. Mr. Doll will remain Chairman of the Company’s Board of Directors through the expiration of his current term as a Director as of the May 21, 2024 Annual Meeting of Shareholders.

This table lists information concerning our executive management team in 2023:

Name	Age	Principal Position(s)
Dennis W. Doll	65	President, Chief Executive Officer and Chairman of the Board of Directors
A. Bruce O’Connor	65	Senior Vice President, Treasurer and Chief Financial Officer
G. Christian Andreasen, Jr.	64	Vice President-Enterprise Engineering
Robert K. Fullagar	57	Vice President-Operations
Lorrie B. Ginegaw	48	Vice President-Human Resources
Jay L. Kooper	51	Vice President-General Counsel and Secretary
Georgia M. Simpson	50	Vice President-Information Technology and Chief Technology Officer
Bernadette M. Sohler	63	Vice President-Corporate Affairs
Bruce E. Patrick	55	President-Tidewater
Robert J. Capko	50	Corporate Controller and Principal Accounting Officer

Dennis W. Doll – Mr. Doll joined the Company as Executive Vice President in November 2004 and was named President and Chief Executive Officer, and a Director of Middlesex, effective January 1, 2006.  In May 2010, he was elected Chairman of the Board, also serving as Chairman of the Boards of the Company’s subsidiary companies. He is a Past President of the National Association of Water Companies and past Chairman of the Board of the New Jersey Utilities Association, representing the state’s electric, gas, water and telecommunications industries. He is a past Chairman of the Board of The Water Research Foundation where he continues to serve as a non-Trustee member of the Audit Committee. He has also served as a Director and member of the Executive Committee of the Board of Directors of the American Water Works Association. He presently serves as Treasurer and member of the Board of Trustees of Court Appointed Special Advocates of Middlesex County, NJ serving the needs of children living in foster care.

A. Bruce O’Connor – Mr. O’Connor, a Certified Public Accountant, joined the Company in 1990 and was named Vice President and Chief Financial Officer in 1996 and Treasurer in 2014. On January 1, 2019, Mr. O’Connor was appointed Senior Vice President of Middlesex. Mr. O’Connor is also the principal financial officer and a Director of all Middlesex subsidiaries.

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

Robert K. Fullagar – Mr. Fullagar, a licensed professional engineer, joined the Company in 1997, was named Assistant Vice President-Operations in January 2019 and promoted to Vice President-Operations in July 2019. He is President and a Director of USA-PA, USA and Twin Lakes. Mr. Fullagar serves as Sector Chair of the New Jersey Infrastructure Advisory Committee and is a Member of the NJDEP’s Licensed Operator Advisory Committee.

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

Jay L. Kooper – Mr. Kooper joined the Company in 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts.  Mr. Kooper serves as a volunteer director on selected non-profit utility industry-related Boards including the National Association of Water Companies (current Director and Chairman of the New Jersey Chapter) and the New Jersey State Bar Association’s Public Utility Law Section (current Consultor and Past Chairman) and on other non-profit boards based in New Jersey, including as President of Temple B’Nai Abraham in Livingston, New Jersey and as a Director of the Crohn’s and Colitis Foundation’s New Jersey Chapter.

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

Bernadette M. Sohler – Ms. Sohler joined the Company in 1994 after having served in several marketing and public relations management positions in the financial services industry. She was named Director of Communications in 2004 and promoted to Vice President-Corporate Affairs in March 2007 and also serves as Vice President of USA. Ms. Sohler is a volunteer director on area Chambers of Commerce and several other non-profit Boards supporting public safety and the arts. She is a past director of the National Association of Water Companies and former Chair of the New Jersey Utilities Association’s Communications Committee.

Bruce E. Patrick – Mr. Patrick, a licensed professional engineer, joined Tidewater in February 2002 as Vice President of Engineering. He was promoted to Vice President and General Manager in April 2012, Executive Vice President in April 2023, and President in December 2023. Mr. Patrick has extensive experience in regulatory compliance, permitting, planning and design. Prior to joining Tidewater, he served as Kent County, Delaware Public Works Director and County Engineer where he had overall responsibility for the County’s regional wastewater facilities. Mr. Patrick also held prior positions with the Delaware Department of Natural Resources and Environmental Control as well as the Delaware Division of Public Health.

Robert J. Capko – Mr. Capko, a Certified Public Accountant, joined the Company in 2009 as Corporate Controller. On March 28, 2023, Mr. Capko was appointed Principal Accounting Officer of Middlesex. Mr. Capko is also a Director and Treasurer of Tidewater and White Marsh and Controller of USA, USA-PA, Pinelands Water and Pinelands Wastewater. Prior to joining Middlesex, Mr. Capko was an Audit Senior Manager with Deloitte & Touche LLP, with a focus on publicly traded regulated utilities including several regulated public utility clients subject to the jurisdiction of the NJBPU.

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

Regulatory Risks

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without petitioning the appropriate Public Utility Commissions. If these agencies modify, delay or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs without degrading service quality.

The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first petitioning the NJBPU and navigating a lengthy administrative process. Similarly, the DEPSC regulates our public utility companies in Delaware. We cannot provide assurance as to when we will request approval for any such matter, nor can we predict whether these Public Utility Commissions will approve, deny or reduce the amount of such requests.

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

Government environmental regulatory agencies’ regulations relating to water quality require us to perform expanded types of testing to ensure our water meets state and federal water quality requirements. We are subject to USEPA regulations under the Federal Safe Drinking Water Act and under the Federal Clean Water Act regarding wastewater services. Regulations under the Safe Drinking Water Act include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar NJDEP regulations for our New Jersey water systems. The NJDEP and DEDPH monitor our activities and review the results of water quality tests we perform for adherence to applicable regulations. In addition, Government Environmental Regulatory Agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

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

We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $226 million for capital projects through 2026. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise capital for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny our petition to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets.

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

Market factors can adversely affect the rate of return on assets held in trusts to satisfy our future postretirement benefit obligations, as well as negatively affect interest rates, which impacts the discount rates used in the determination of our postretirement benefit actuarial valuations. In addition, changes in demographics, such as increases in life expectancy assumptions, can increase future postretirement benefit obligations. Any negative impact to these factors, either individually or a combination thereof, may have a material adverse effect on our financial condition and results of operations.

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

We identified material weaknesses in our internal controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. During the fourth quarter of 2023, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes.  Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. In December 2023, management implemented various auditing and monitoring solutions that provide greater transparency into changes made within our IT systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes. Due to the timing of implementing the solutions, the controls implemented did not operate over a sufficient time period to adequately test and validate the remediation and reassess other ITGCs, which may require further remediation actions. In addition, there were ineffective controls related to income tax accounting for a non-routine transaction, which management has identified as a material weakness in internal controls over financial reporting.

Therefore, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Until remediation measures are completed, fully tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. If we are unable to determine that our remediation measures are effective or otherwise remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affecting investor confidence in our financial statements and adversely impacting our stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Program

The Company’s cybersecurity program is an integral element of the Company's overarching strategic plan. The robustness of the cybersecurity initiatives directly impact the realization of the Company's mission, vision, and goals. Aligned with the National Institute of Standards and Technology Cyber Security Framework, the Company employs a comprehensive "defense-in-depth" strategy, deploying multiple security measures to safeguard its operational environment and data integrity systems.

The Company continually evaluates and refines its cybersecurity program in response to key factors such as evolving threat landscapes, program maturation, gap analysis, and guidance from external security consultants. The Company’s cybersecurity program relies on three key pillars: People, Process and Technology (PPT) to deliver a robust cybersecurity program. The cybersecurity program includes various aspects of PPT, including, but not limited to:

●	Technology: Encryption, threat management, backups, monitoring, investigative support utilizing artificial intelligence embedded tools;

●	Identity and Access Control Management Tools: Multi-factor authentication, monitoring and alerting of privilege account access;

●	Cybersecurity Processes: Vulnerability scanning, penetration testing, and periodic assessments conducted by external security consultants;

●	Incident Response Training: Regularly assessed incident response preparedness through various incident response and disaster recovery exercises; and

●	Cyber Risk Awareness and Training: Frequent simulation exercises to heighten awareness of cybersecurity threats and educate our user community on preventative measures and reporting protocols. All employees participate in required periodic training with respect to cybersecurity risk and risk mitigation.

Our Chief Technology Officer (CTO), with over 25 years of experience in various disciplines of information technology, oversees the cybersecurity program. Reporting to the Chief Executive Officer, the CTO provides regular briefs to the Board of Directors (the Board) and executive management, informing them about prevention, detection, mitigation, and remediation of cybersecurity incidents, as well as ongoing risks and threats.

In our industry, the continuous functioning of information systems is of the utmost importance. Leveraging information technology systems, we collect, process and safeguard sensitive data and utilize automated tools to operate our plants.

Identified as a critical risk factor, cybersecurity threats encompass potential hazards such as malicious code, employee misconduct, advanced persistent threats, fraud, and phishing attacks. These risks have the potential to lead to information technology system failures, threat to water supply, or compromise of sensitive information.

Our cybersecurity program aims to protect the uninterrupted availability of critical information technology resources. Regular assessments, conducted both internally and by third parties, evaluate our program against industry standards, including the National Institute of Standards and Technology Cybersecurity Standard and the Risk Management Framework.

Although we have not experienced cybersecurity breaches or incidents that have significantly impacted our financial condition, results of operations, or business strategy, the effectiveness of our measures to prevent, detect, mitigate, or recover is based on currently known threats and recovery methods. There is no guarantee that cybersecurity breaches or incidents will not impact our business operations, strategy, financial condition, or operations.

The ever-evolving landscape of cybersecurity threats introduces ongoing challenges. The Company recognizes the increasing frequency and sophistication of these threats. Despite implementing measures to secure operational and technology systems and fostering a culture of continuous improvement, the dynamic nature of cyber-attacks and vulnerabilities implies that these defenses may not be foolproof.

Cybersecurity Risk Management Program and Strategy

Cybersecurity risk management strategy is an integral component of our operations and our overall risk management process. Recognizing the dynamic nature of cybersecurity threats, we have implemented a comprehensive risk management program that aims to identify, assess, and mitigate potential risks. Our strategy involves a proactive approach, incorporating preventative measures, continuous monitoring, and adaptive response mechanisms. We prioritize the safeguarding of our operational network environment, sensitive data, including confidential business information and personal details of our customers and employees. Regular assessments conducted both internally and by third parties ensure our cybersecurity program aligns with industry standards. In addition to a dedicated cybersecurity team, we employ a defense-in-depth strategy, utilizing multiple security measures to protect our information technology system. Collaboration with third-party experts, industry peers and ongoing training initiatives ensures our cybersecurity strategy remains robust and responsive to evolving threats. We understand the importance of maintaining a vigilant and adaptive stance in the ever-evolving landscape of cybersecurity to safeguard our business operations, financial stability, and as a direct result, our overall success.

Key elements of our cybersecurity risk mitigation approach are comprised of:

●	A dedicated cybersecurity team;

●	Collaboration with a third-party managed detection and response company for 24/7 monitoring and response;

●	Cybersecurity insurance to cover a portion of losses and damages resulting from cyber-attacks or security breaches;

●	An incident response team that is comprised of various departments required for an effective response;

●	Conducting periodic drills and exercises, including industry collaborations and participation from the executive team;

●	Continuous information security awareness training and phishing simulation exercises;

●	Regular security assessments to address evolving risks and threats;

●	Deployment of automation solutions to strengthen detection and response capabilities; and

●	Utilizing services offered by the United States Department of Homeland Security to assist with resiliency planning.

Third-Party Relationships

The Company utilizes partners and third-party service providers to help deliver safe and reliable water and wastewater services across its regulated operations. In connection with these relationships, we perform due diligence, cyber risk scoring, cybersecurity related contractual obligations, and periodic reviews of third-party control environments to ensure alignment with the Company's risk exposure, business requirements, and risk tolerances.

We extend our cybersecurity focus to third-party service providers by evaluating and monitoring their cybersecurity risks. High-risk vendors undergo continuous monitoring, and we maintain contractual agreements that mandate our third-party providers’ commitment to managing cybersecurity risks, providing incident notifications, and being subject to cybersecurity audits.

Cybersecurity Governance

The Corporate Governance and Nominating Committee of the Board is tasked with overseeing cybersecurity risk. Management, including the CTO, provides regular reports to the Board covering aspects such as risks, threats, the evolving threat landscape, enhancements to the cybersecurity program, and the preparedness of internal responses.

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

The CJO Plant includes chemical storage and chemical feed equipment, two dual rapid mixing basins, four upflow clarifiers which are also called superpulsators, three ozone contactors, twelve rapid filters containing gravel, sand and anthracite for water treatment and a steel washwater tank. The CJO Plant also includes a computerized Supervisory Control and Data Acquisitions system to monitor and control the CJO Plant and the water supply and distribution system in the Middlesex System. There is a State of New Jersey certified on-site laboratory capable of performing bacteriological, chemical, process control and advanced instrumental chemical sampling and analysis. The firm design capacity of the CJO Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

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

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison and a 2 million gallon reservoir at the Park Avenue Plant.

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

Tidewater System

The Tidewater System is comprised of 85 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 917 miles of transmission and distribution mains. Storage facilities include 48 tanks, with an aggregate capacity of 9.9 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.

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

Fortescue System

The Fortescue System includes two well sites, which are located in Downe Township, Cumberland County, New Jersey. Water is transported to its customers through our 4.2 mile distribution system.

USA-PA, USA and White Marsh

Our non-regulated subsidiaries, namely USA-PA, USA and White Marsh, do not own utility plant property.

ITEM 3.	LEGAL PROCEEDINGS.

In September 2021, the NJDEP issued a Notice to Middlesex based on self-reporting by Middlesex that the level of PFOA in water treated at its Park Avenue Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and the Company complied in due course. Water currently being delivered to customers is in compliance with all USEPA and NJDEP drinking water standards, including the newly established water quality standard for PFOA.

In 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs. These lawsuits are in the early stages of the legal process and their ultimate resolution cannot be predicted at this time. The following summarizes the legal complaints brought against Middlesex related to this matter:

Vera et al. v. Middlesex Water Company - On October 29, 2021, a complaint was filed in the Superior Court of New Jersey, Middlesex County seeking restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) court-supervised medical monitoring/testing going forward. On November 19, 2021, a first amended complaint was filed together with motions for Class Certification and Injunctive Relief. On December 17, 2021, the parties entered into a Stipulation where it was agreed that Plaintiff’s motion for injunctive relief would be withdrawn. On February 16, 2022, Middlesex filed a Motion To Dismiss Plaintiffs’ complaint for: (1) failure to include an indispensable party, 3M, whom Middlesex claims is the source of the PFOA in the Company’s wells; and (2) failure to state legally cognizable claims in support of all of the counts set forth in the complaint. Plaintiff’s motion for Class Certification and further discovery was postponed pending the outcome of Middlesex’s Motion To Dismiss. On April 21, 2022, the Judge granted Vera’s Motion for Class Certification and granted in part and denied in part Middlesex’s Motion to Dismiss. On May 4, 2022, the Company impleaded 3M as a third-party defendant in this lawsuit.  On July 6, 2022, the Company filed a Motion to Remove this case from New Jersey Superior Court to the United States District Court for the District of New Jersey. Vera challenged Middlesex’s Motion To Remove at the United States District Court for the District of New Jersey in an attempt to remand the case back to the Superior Court of New Jersey. On March 21, 2023, the United States District Court for the District of New Jersey issued an order remanding the case back to the Superior Court of New Jersey. Discovery is underway in this matter. On August 29, 2023, the Company executed a settlement agreement with 3M to resolve a lawsuit related to perfluoroalkyl substances in which Middlesex and 3M agreed to enter into joint mediation to resolve this and another PFOA-related class action lawsuit against Middlesex and 3M seeking restitution for medical, water replacement and other claimed related costs. A mediation session among the parties was held on November 17, 2023. The Superior Court of New Jersey has set a deadline of February 29, 2024 for the parties to submit a final settlement agreement with the Court should the parties be able to reach a settlement.

Lonsk et al. v. Middlesex Water Company and 3M Company - On November 9, 2021, a complaint was filed in the United States District Court, District of New Jersey seeking Class Certification and restitution, equitable and injunctive relief for the costs of (1) seeking medical advice; (2) installing home water filters; (3) purchasing bottled water; and (4) all other claimed related costs. On December 23, 2021, the parties agreed to postpone the filing date of Middlesex’s and 3M’s answers to the complaint to January 14, 2022 at the earliest. This filing date was subsequently further postponed to March 1, 2022. On March 4, 2022, Middlesex filed a Motion to Dismiss Plaintiffs’ complaint. On April 15, 2022, Plaintiffs filed an Amended Complaint. On July 7, 2022, this case was reassigned to a new trial judge at the United States District Court for the District of New Jersey. On October 31, 2022, the trial judge in this matter dismissed Middlesex’s and 3M’s motions to dismiss the Plaintiffs’ complaint and Middlesex and 3M filed answers to Plaintiffs’ amended complaint on November 21, 2022. On August 29, 2023 the Company executed a settlement agreement with 3M to resolve a lawsuit related to perfluoroalkyl substances in which Middlesex and 3M agreed to enter into a joint mediation, scheduled for November 2023, to resolve this and another PFOA-related class action lawsuit against Middlesex and 3M seeking restitution for medical, water replacement and other claimed related costs. Discovery in this case is currently underway and continues. A mediation session among the parties was held on November 17, 2023. The Superior Court of New jersey has set a deadline of March 4, 2024 for the parties to submit a final settlement agreement with the Court should the parties be able to reach a settlement.

For further discussion of the 3M settlement and the case above, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Notice of Non-Compliance.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2023, there were 1,717 holders of record.

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

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. Currently, 0.7 million shares remain registered with the SEC and available for issuance to participants under the Investment Plan. The Company raised approximately $12.1 million through the issuance of shares under the Investment Plan during 2023.

On March 1, 2023, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering ended December 1, 2023.  The discount applied to all common stock purchases made under the Investment Plan during that time period, whether by optional cash payment or by dividend reinvestment.

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares issued in connection with this plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under this plan is 0.3 million shares, of which approximately 75% remain available for future issuance.

The Company maintains a stock plan for its independent members of the Board of Directors as a component of their compensation. In 2023, shares of the Company’s common stock valued at $0.4 million were granted and issued to the Independent Directors. The maximum number of shares authorized for grant under this plan is 0.1 million. Approximately 42% of the authorized shares remain available for future issuance.

Set forth below is a graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2018. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the S&P 500 Stock Index and a Peer Group*

$250
$225
$200
$175
$150
$125
$100
2018
2019
2020
2021
2022
2023
Middlesex Water Company
S&P 500
Peer Group

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Global Water Resources Inc, SJW Corp., York Water Company and Middlesex.

	2018	2019	2020	2021	2022	2023
Middlesex Water Company	100.00	121.14	140.27	235.68	156.10	132.41
S&P 500 Stock Index	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	123.86	126.00	164.71	148.74	127.88

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Our Fortescue System provides water services in Downe Township, New Jersey. Our other New Jersey subsidiaries, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), provide water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey.

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 59,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,300 customers in Kent and Sussex Counties through various operations and maintenance contracts.

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

Middlesex President and Chief Executive Officer Retirement Announcement and Replacement

In May 2023, President and Chief Executive Officer, Dennis W. Doll announced a plan to retire upon turning age 65. On January 23, 2024, the Company named Nadine Leslie as its new President and Chief Executive Officer effective March 1, 2024.  Ms. Leslie will also be appointed to the Board of Directors effective March 1, 2024. Mr. Doll will remain Chairman of the Company’s Board of Directors through the expiration of his current term as a Director as of the May 21, 2024 Annual Meeting of Shareholders.

Regulatory Notice of Non-Compliance

In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant (Park Avenue Plant) in South Plainfield, New Jersey exceeded a standard promulgated in a NJDEP regulation that became effective in 2021. Middlesex was required by the regulation to notify its affected customers and complied within the required Notice period in November 2021.

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

In June 2023, the Company completed the permanent construction of the entire Park Avenue Plant treatment upgrades and placed the upgrades into operation in full compliance with the NJDEP PFOA standards. In October 2023, the Company received confirmation from the NJDEP that it has complied with all requirements of the ACO and consequently, the ACO has been closed.

The Company had previously initiated a lawsuit against 3M Company (3M), in connection with the Company’s claim that 3M introduced perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Plant.

On August 29, 2023, Middlesex and 3M executed a settlement agreement (the Settlement Agreement) to resolve the lawsuit. The Settlement Agreement provides that:

●	3M will pay $93.2 million in two installments, one payment of $23.3 million received in December 2023 and one payment of $69.9 million in July 2024. Middlesex is obligated to pay 30% of the proceeds received plus reimbursable out-of-pocket legal expenses to its lawyers as legal fees, or $29.5 million in total;

●	Proceeds received from the Settlement Agreement are being used to mitigate the impact of the increase in Middlesex’s customer rates approved by the NJBPU and to be implemented March 1, 2024 (for further discussion of Middlesex’s base rate increase, see Rates, Middlesex below);

●	Middlesex, by nature of its status as a U.S. water purveyor impacted by PFAS, was automatically included in a Multi-District Litigation Settlement before the United States District Court for the District of South Carolina in which 3M and other companies (Non-3M Companies) are participants. Middlesex agreed as part of the Settlement Agreement to remain a member of the plaintiff class in order to be eligible to obtain future additional compensation from 3M and the Non-3M Companies for any future remediation which may be required of its water treatment facilities; and

●	Middlesex and 3M agreed to enter into a joint mediation, which occurred in November 2023, to resolve two PFOA-related class action lawsuits against Middlesex seeking restitution for medical, water replacement and other claimed related costs. Both Middlesex and 3M are defendants in these lawsuits. These lawsuits remain in the legal process and their ultimate resolution is not known at this time.

Capital Construction Program

The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $75 million in 2024 in connection with this plan for projects that include, but are not limited to:

●	Replacement of approximately 17,200 linear feet of cast iron 6" water main in the Port Reading and Carteret sections of Woodbridge, New Jersey;
●	Replacement of control room and electrical distribution equipment at our The Carl J. Olsen Surface Water Treatment Plant (CJO Plant);
●	Supply and storage improvements and installation of emergency generators at several of our Tidewater facilities;
●	Construction of residual removal equipment and chemical feed improvements, pumps and a surge mitigation tank as well as other improvements and upgrades at our Park Avenue Plant;
●	Upgrades and improvements to our Enterprise Resource Planning System; and
●	Various water main replacements and improvements.

Strategy for Growth

Our strategy for profitable growth is focused on the following key areas:

●	Invest in projects, products and services that complement our core water and wastewater competencies;
●	Timely and adequate recovery of infrastructure investments and other costs to maintain service quality;
●	Prudent acquisitions of investor and municipally-owned water and wastewater utilities; and
●	Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk profile.

Rates

Middlesex - In February 2024, Middlesex’s petition to the NJBPU, filed in May 2023, seeking permission to increase its base water rates was concluded, based on a negotiated settlement that is expected to increase annual operating revenues by $15.4 million effective March 1, 2024.  The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%.  Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service.  Net proceeds from the 3M Settlement Agreement were used to recover costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. The rate case settlement will result in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction in the March 31, 2024 balance sheet.  The Company will also record in the first quarter of 2024 the recovery of $0.7 million and $2.4 million of prior year depreciation and carrying costs, respectively, as well as the recovery of $1.4 million of prior year costs which were associated with the interim solution to comply with the Notice, all of which were approved in the rate case settlement. For further information on the 3M Settlement Agreement, see Regulatory Notice of Non-Compliance above.

In January 2024, the NJBPU approved Middlesex’s petition for the proposed cost recovery of its Lead Service Line Replacement (LSLR) Plan and cost recovery of project costs associated with replacing Middlesex customer-owned lead service lines. Replacement of Middlesex and Middlesex customer-owned lead service lines is required by the New Jersey LSLR Law. Under this legislation, the costs associated with replacing customer-owned lead service lines are recoverable through future customer surcharges. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional base rate case filings. The current estimates for replacement of Middlesex and Middlesex customer-owned lead service lines are approximately $46 million to $77 million over a nine-year period.

In October 2023, the NJBPU approved Middlesex’s petition for a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. Middlesex is authorized to recover DSIC revenues up to five percent (5%) of total revenues established in Middlesex’s 2021 base rate proceeding, or approximately $5.5 million. Semi-annually, beginning in April 2024, the Company must file for a change in its DSIC rate seeking recovery for DSIC-eligible investments made during the period. DSIC rates remain in effect until Middlesex’s next base rate case increase subsequent to the March 1, 2024 increase. Under the terms of the Foundational filing, the Company is required to file a base rate petition before November 2026.

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

In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the PWAC was reset to zero.

Tidewater - In December 2023, the DEPSC approved Tidewater’s application to implement a new DSIC. Effective January 1, 2024, Tidewater implemented a DSIC rate of 3.71%, which is expected to generate revenue of approximately $1.3 million annually. A Delaware DISC is subject to a semi-annual reset with an overall maximum rate of 7.5%.

In October 2023, the DEPSC issued an Order that made a temporary base rate reduction permanent. The initial DEPSC order required Tidewater to reduce its base rates charged to general metered and private fire customers by 6.0%, effective for service rendered on and after September 1, 2022. The rate reduction was ordered as a result of Tidewater earning in excess of its authorized return, and resulted in reduced annual revenues of approximately $2.1 million in 2023.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and refunded approximately $1.0 million to customers primarily in the form of an account credit for DSIC revenue previously billed between April 1, 2020 and March 31, 2021.

Pinelands - In April 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in annual base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39% effective January 1, 2023. Beginning in 2025 and thereafter, inflation-based rate increases cannot exceed the lesser of the regional Consumer Price Index or 3%. Inflation based increases are in addition to the threshold rate increases. The agreement expires on December 31, 2029.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2024. As operating costs are anticipated to increase in 2024 in a variety of categories, we continue to implement plans to further streamline operations and further reduce, and mitigate increases in, operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2024 and 2025 in a variety of categories. These factors, among others, may require base rate increase requests filings by Tidewater, Pinelands Water and Pinelands Wastewater later in 2024.

Overall, organic residential customer growth continues in our Tidewater system (approximately 4% in 2023). However, current and evolving economic market conditions may challenge that growth.

Builders and developers in Tidewater’s service areas are experiencing lower home starts and longer home sales closing cycles due to supply chain issues, which may be further affected by inflationary trends on housing construction materials and mortgage interest rates.

The Company has projected to spend approximately $226 million for the 2024-2026 capital investment program, including approximately $15 million for replacement of a thirty inch main in our Middlesex System, $9 million for LSLR compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $6 million for evaluation of PFAS treatment at our CJO Plant and $7 million for control room and electrical distribution equipment at our CJO Plant.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 93%, 93% and 91% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and approximately 92%, 93% and 93% of net income for the years ended December 31, 2023, 2022 and 2021, respectively . The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2023 as Compared to 2022

	(In Millions)
	Years Ended December 31,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$154.0	$12.3	$166.3	$150.6	$11.8	$162.4
Operations and maintenance expenses	74.8	8.4	83.2	70.8	8.3	79.1
Depreciation expense	24.9	0.3	25.2	22.8	0.2	23.0
Other taxes	18.5	0.2	18.7	18.0	0.2	18.2
Gain on Sale of Subsidiary	—	—	—	5.2	—	5.2
Operating income	35.8	3.4	39.2	44.2	3.1	47.3

Other income (expense), net	6.3	0.2	6.5	7.4	0.3	7.7
Interest expense	13.1	—	13.1	9.4	—	9.4
Income taxes	(0.1)	1.1	1.0	2.0	1.2	3.2
Net income	$29.1	$2.5	$31.6	$40.2	$2.2	$42.4

Operating Revenues

Operating revenues for the year ended December 31, 2023 increased $3.8 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased by $4.2 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 and the PWAC rate increase offset by lower weather-driven demand across all customer classes (for further discussion of Middlesex’s 2021 base and PWAC rate increases, see Rates, Middlesex above);
●	Tidewater System revenues decreased by $0.9 million due to a DEPSC ordered rate reduction in September 2022, lower customer connection fees and lower weather-driven customer demand partially offset by an increase in customers (for further information on the Tidewater rate reduction, see Rates, Tidewater above);
●	Pinelands System revenues increased $0.2 million due to the implementation of a base rate increase effective April 15, 2023 (for further discussion of Pinelands 2023 base rate increase, see Rates, Pinelands above) ; and
●	Non-regulated revenues increased $0.3 million, primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2023 increased $4.0 million from the same period in 2022 due to the following factors:

●	Variable production costs increased $2.9 million primarily due to weather-driven changes in water quality and higher chemical prices;
●	Outside service costs rose by $0.9 million primarily due to production instrumentation calibration activities;
●	Labor cost increased $0.7 million due to wage increases;
●	Bad debt expense increased $0.4 million due to higher anticipated customer receivable write-offs;
●	Non-regulated expenses increased $0.2 million due to additional billable supplemental service expenses;
●	Lower weather-related main break activity in our Middlesex System during the winter months resulted in $0.8 million of decreased non-labor costs; and
●	All other operation and maintenance expense categories decreased $0.3 million.

Depreciation

Depreciation expense for the year ended December 31, 2023 increased $2.2 million from the same period in 2022 due to a higher level of utility plant in service.

Other Taxes

Other taxes for the year ended December 31, 2023 increased $0.5 million from the same period in 2022 primarily due to higher revenue related taxes on increased revenues in our Middlesex system.

Gain on Sale of Subsidiary

Middlesex recognized a $5.2 million gain on the sale of its regulated Delaware wastewater subsidiary in January 2022.

Other Income, net

Other Income, net for the year ended December 31, 2023 decreased $1.2 million from the same period in 2022 primarily due to lower actuarially-determined retirement benefit plans non-service benefit.

Interest Charges

Interest charges for the year ended December 31, 2023 increased $3.8 million from the same period in 2022 due to higher average debt outstanding and higher average interest rates in 2023 as compared to 2022.

Income Taxes

Income taxes for the year ended December 31, 2023 decreased by $2.2 million from the same period in 2022, primarily due to greater income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System and lower pretax income due to gain on the sale of a subsidiary in 2022.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2023 decreased $10.9 million as compared with the same period in 2022. Basic earnings per share were $1.77 and $2.40 for the years ended December 31, 2023 and 2022, respectively. Diluted earnings per share were $1.76 and $2.39 for the years ended December 31, 2023 and 2022, respectively.

Results of Operations for 2022 as Compared to 2021

	(In Millions)
	Years Ended December 31,
	2022			2021
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$150.6	$11.8	$162.4	$130.8	$12.3	$143.1
Operations and maintenance expenses	70.8	8.3	79.1	65.4	8.3	73.7
Depreciation expense	22.8	0.2	23.0	20.9	0.2	21.1
Other taxes	18.0	0.2	18.2	14.9	0.2	15.1
Gain on Sale of Subsidiary	5.2	—	5.2	—	—	—
Operating income	44.2	3.1	47.3	29.6	3.6	33.2

Other income (expense), net	7.4	0.3	7.7	5.6	0.3	5.9
Interest expense	9.4	—	9.4	8.1	—	8.1
Income taxes	2.0	1.2	3.2	(6.7)	1.2	(5.5)
Net income	$40.2	$2.2	$42.4	$33.8	$2.7	$36.5

Operating Revenues

Operating revenues for the year ended December 31, 2022 increased $19.3 million from the same period in 2021 due to the following factors:

●	Middlesex System revenues increased by $21.6 million due to the approved 2022 base rate and PWAC rate increases and higher weather driven demand across all customer classes (for further discussion of Middlesex’s 2021 base rate and PWAC rate increases see Rates, Middlesex above);
●	Tidewater System revenues increased $0.9 million due to additional customers and a one-time customer credit issued in 2021 partially offset by a DEPSC ordered 2022 rate reduction (for further information on the one-time credit and rate reduction, see Rates, Tidewater above);
●	The sale of our regulated Delaware wastewater subsidiary in January 2022 reduced revenues by $2.7 million;
●	Non-regulated revenues decreased $0.4 million, primarily due to lower supplemental contract services; and
●	All other revenue categories decreased $0.1 million.

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

Other Income, net

Other Income, net for the year ended December 31, 2022 increased $1.8 million from the same period in 2021 primarily due to higher actuarially-determined retirement benefit plans non-service benefit partially offset by lower AFUDC resulting from a reduced level of capital projects under construction.

Interest Charges

Interest charges for the year ended December 31, 2022 increased $1.3 million from the same period in 2021 due to higher average debt outstanding and higher average interest rates in 2022 as compared to 2021 .

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

Net Income and Earnings Per Share

Net income for the year ended December 31, 2022 increased $5.9 million as compared with the same period in 2021. Basic earnings per share were $2.40 and $2.08 for the years ended December 31, 2022 and 2021, respectively. Diluted earnings per share were $2.39 and $2.07 for the years ended December 31, 2022 and 2021, respectively (for further discussion of Middlesex’s 2022 rate increase, see Rates, Middlesex above).

Liquidity and Capital Resources

Cash Flows from Operating Activities

Cash flows from operating activities are largely influenced by four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.

For the year ended December 31, 2023, cash flows from operating activities decreased $8.6 million to $52.8 million. The decrease in cash flows from operating activities primarily resulted from lower net income and higher interest payments.

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

Cash Flows from Investing Activities

For the year ended December 31, 2023, cash flows used in investing activities increased $2.0 million to $90.2 million, which was attributable to cash received from the sale of Middlesex’s regulated wastewater subsidiary in January 2022 partially offset by lower utility plant expenditures.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2023, cash flows provided by financing activities increased $8.8 million to $36.0 million. The increase in cash flows provided by financing activities is due to an increase in net borrowings and higher proceeds from the issuance of common stock under the Investment Plan partially offset by increased common stock dividend payments.

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

The table below summarizes our estimated capital expenditures for the years 2024-2026.

	(Millions)
	2024	2025	2026	2024-2026
Distribution/Network System	$43	$55	$50	$148
Production System	23	18	11	52
Information Technology (IT) Systems	3	2	3	8
Other	6	6	6	18
Total Estimated Capital Expenditures	$75	$81	$70	$226

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

●	Distribution/Network System - Includes projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and the RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with RENEW, we expect to spend approximately $11 million in each of 2024 and 2025, and $12 million in 2026.
●	Production System - Includes projects associated with our treatment plants, including approximately $2.0 million of expenditures for PFAS treatment upgrades and $6.8 million for replacement of existing motor control center and electrical distribution equipment in our Middlesex system, and $3.6 million of various treatment projects in our Tidewater system in 2024.
●	Information Technology (IT) Systems - Includes further upgrade of our enterprise resource planning system and hardware and software purchases for other IT systems.
●	Other - Includes purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to field and inventory management facilities in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program in 2024, we estimate we will utilize some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of available lines of credit with several financial institutions. As of December 31, 2023, $42.8 million was outstanding under these lines of credit (see discussion under “Sources of Liquidity-Short-term Debt” below);
●	Proceeds from the Delaware State Revolving Fund (SRF) Program. SRF programs provide low cost financing for projects meeting certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);
●	Proceeds from other long-term borrowings (see discussion under “Sources of Liquidity-Long-term Debt” below); and
●	Proceeds from common stock sales through the Middlesex Water Company Investment Plan (the Investment Plan) (see discussion under “Sources of Liquidity-Common Stock” below).

Sources of Liquidity

Short-term Debt - In January 2022, the Company increased available lines of credit from $110 million to $140 million. The outstanding borrowings under the credit lines at December 31, 2023 were $42.8 million, at a weighted average interest rate of 6.50%.

The weighted average daily amounts of borrowings outstanding under the credit lines and the weighted average interest rates on those amounts were $35.7 million and $28.9 million at 6.13% and 3.34 % for the years ended December 31, 2023 and 2022, respectively.

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

Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) and submit requisitions for cost reimbursements over the life of the construction period. When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. As a result of revised project funding priority ranking for the NJIB SRF Program, the Company has no current projects in the NJIB SRF program. However, it is seeking to have Middlesex’s LSLR Project added to the qualified list in order to borrow under the NJIB SRF program.

Under the Delaware SRF program, borrowers typically 1) enter into a long-term note agreement for a term not to exceed twenty years, 2) submit requisitions for cost reimbursements during the construction period for up to two years after the agreement is executed and 3) as the proceeds are received from the requisitions, Tidewater records a corresponding debt obligation amount.

In April 2023, Middlesex received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company may issue debt securities in a series of one or more transaction offerings to help fund Middlesex’s multi-year capital construction program.

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

In April 2023, Tidewater closed on three DEPSC-approved Delaware SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has drawn a total of $6.1 million through December 31, 2023 and expects that the requisitions will continue through mid-2025.

In December 2021, Tidewater closed on a DEPSC-approved $5.0 million Delaware SRF loan at an interest rate of 2.0%. The loan was for construction of a one million gallon elevated storage tank. Through December 31, 2023, Tidewater has drawn a total of $4.8 million and expects that the requisitions will continue through the first quarter of 2024. The final maturity date on the loan is 2044.

In September 2021, Tidewater completed its $20 million secured borrowing with CoBank, at an interest rate of 3.94% and a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its bank lines of credit.

In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants

Common Stock - The Company issues shares of its common stock in connection with the Investment Plan, a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $12.1 million through the issuance of shares under the Investment Plan during 2023. In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares. Currently, 0.7 million shares remain registered with the United States Securities and Exchange Commission and available for issuance to participants under the Investment Plan. On March 1, 2023, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering ended December 1, 2023.  The discount applied to all common stock purchases made under the Investment Plan during that time period, whether by optional cash payment or by dividend reinvestment.

In order to fully fund the ongoing capital investment program and maintain a balanced capital structure required for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, the timing and the sales method of the common stock is dependent on the timing of the construction expenditures, the level of additional debt financing and financial market conditions. Common stock offerings will occur as needed to maintain a balanced capital structure as we continue on a parallel path with future debt offerings.

In April 2023, Middlesex received approval from the NJBPU to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described above in “Long-term Debt”, the NJBPU also approved the debt funding component of the financing plan.

Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commercial commitments. Some result in direct obligations on the Company’s balance sheet while others are commitments, some firm and some based on uncertainties, which are disclosed in the Company’s consolidated financial statements.

The table below presents our known contractual obligations for the periods specified as of December 31, 2023.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$365	$8	$15	$14	$328
Note Payable	43	43	—	—	—
Interest on Long-Term Debt	260	12	24	23	201
Purchased Water Contracts	97	7	11	7	72
Commercial Office Leases	6	1	2	2	1
TOTAL	$771	$71	$52	$46	$602

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2023, the Company contributed $1.3 million to its retirement benefit plans and expects to contribute approximately $1.8 million in 2024.

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

The primary assumptions used for determining future retirement benefit plans’ obligations and costs, which are reviewed and revised as needed each year, are as follows:

●	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
●	Compensation Increase - based on management projected future employee compensation increases;
●	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
●	Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP-2021); and
●	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2023 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	4.79%	4.79%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2023 valuation, costs and obligations for our Other Benefits Plan assumed an 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2024 with the annual rate of increase declining 0.5% per year for 2025-2030, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2030.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(9,903)	$(604)
Discount Rate 1% Decrease	12,086	992

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(3,440)	$(552)
Discount Rate 1% Decrease	4,286	180
Healthcare Cost Trend Rate 1% Increase	3,264	499
Healthcare Cost Trend Rate 1% Decrease	(2,676)	(696)

Recent Accounting Standards

See Note 1(r) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2024 to 2059. Over the next twelve months, approximately $7.8 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A:

There were ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, automated and manual process controls dependent on those ITGCs were also not effective.

There were ineffective controls related to income tax accounting for a non-routine transaction.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Tax Accounting for Non-Routine Transaction

Critical Audit Matter Description

As described in Notes 1 and 2 to the consolidated financial statements, the Company executed a non-routine litigation settlement agreement in 2023. Management estimated and recorded the income tax effects of this non-routine transaction.

We identified management’s assessment, accounting and financial statement presentation and disclosure of income taxes for this non-routine transaction as a critical audit matter. Auditing management’s assessment, accounting, presentation and disclosure required a high degree of judgment and subjectivity and the use of individuals with specialized knowledge.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Testing the effectiveness of controls relating to income taxes, including controls over the determination of the accounting and presentation for the non-routine transaction.
▪	Testing management’s process for determining the accounting for income taxes. Due to the non-routine nature of the transaction, we evaluated the appropriateness of the facts and circumstances relating to the transaction and the applicable tax regulations and financial reporting requirements.
▪	Utilizing internal tax specialists to assist in evaluating the appropriateness of the income tax accounting impact from the significant non-routine transaction and in assessing the presentation and disclosure in the consolidated financial statements.
▪	Evaluating whether the amounts and assumptions used in the calculation were reasonable.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2006.

Philadelphia, Pennsylvania

February 29, 2024

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2023	2022	2021

Operating Revenues	$166,274	$162,434	$143,141

Operating Expenses:
Operations and Maintenance	83,113	79,096	73,671
Depreciation	25,194	23,029	21,109
Other Taxes	18,744	18,208	15,150

Total Operating Expenses	127,051	120,333	109,930

Gain on Sale of Subsidiary	—	5,232	—

Operating Income	39,223	47,333	33,211

Other Income (Expense):
Allowance for Funds Used During Construction	2,433	2,314	2,653
Other Income (Expense), net	4,052	5,389	3,305

Total Other Income, net	6,485	7,703	5,958

Interest Charges	13,143	9,367	8,114

Income before Income Taxes	32,565	45,669	31,055

Income Taxes	1,041	3,240	(5,488)

Net Income	31,524	42,429	36,543

Preferred Stock Dividend Requirements	120	120	120

Earnings Applicable to Common Stock	$31,404	$42,309	$36,423

Earnings per share of Common Stock:
Basic	$1.77	$2.40	$2.08
Diluted	$1.76	$2.39	$2.07

Average Number of
Common Shares Outstanding :
Basic	17,732	17,597	17,492
Diluted	17,847	17,712	17,607

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2023	2022
UTILITY PLANT:	Water Production	$303,791	$249,153
	Transmission and Distribution	809,862	735,138
	General	100,593	97,581
	Construction Work in Progress	19,636	53,570
	TOTAL	1,233,882	1,135,442
	Less Accumulated Depreciation	235,540	214,891
	UTILITY PLANT - NET	998,342	920,551

CURRENT ASSETS:	Cash and Cash Equivalents	2,390	3,828
	Accounts Receivable, net of allowance for uncollectible accounts of $2,137 and $2,326, respectively	18,172	16,018
	Litigation Settlement Receivable	69,872	—
	Unbilled Revenues	9,297	8,659
	Materials and Supplies (at average cost)	6,972	6,177
	Prepayments	1,833	2,624
	TOTAL CURRENT ASSETS	108,536	37,306

OTHER ASSETS:	Operating Lease Right of Use Asset	3,185	3,826
	Preliminary Survey and Investigation Charges	1,932	2,806
	Regulatory Assets	90,694	90,046
	Non-utility Assets - Net	11,522	11,207
	Employee Benefit Plans	21,779	8,689
	Other	62	19
	TOTAL OTHER ASSETS	129,174	116,593
	TOTAL ASSETS	$1,236,052	$1,074,450

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$246,764	$233,054
	Retained Earnings	176,227	167,274
	TOTAL COMMON EQUITY	422,991	400,328
	Preferred Stock	2,084	2,084
	Long-term Debt	358,153	290,280
	TOTAL CAPITALIZATION	783,228	692,692

CURRENT	Current Portion of Long-term Debt	7,740	17,462
LIABILITIES:	Notes Payable	42,750	55,500
	Accounts Payable	27,618	24,847
	Litigation Settlement Payable	6,237	—
	Accrued Taxes	10,535	12,162
	Accrued Interest	3,138	2,535
	Unearned Revenues and Advanced Service Fees	1,390	1,365
	Other	4,421	3,988
	TOTAL CURRENT LIABILITIES	103,829	117,859

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Customer Advances for Construction	21,313	21,382
	Lease Obligations	3,063	3,706
	Accumulated Deferred Income Taxes	88,736	77,783
	Regulatory Liabilities	113,021	46,734
	Other	592	919
	TOTAL OTHER LIABILITIES	226,725	150,524

CONTRIBUTIONS IN AID OF CONSTRUCTION		122,270	113,375
	TOTAL CAPITALIZATION AND LIABILITIES	$1,236,052	$1,074,450

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,524	$42,429	$36,543
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,442	27,475	26,799
Provision for Deferred Income Taxes	(5,599)	(5,334)	(10,989)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,458)	(1,387)	(1,505)
Cash Surrender Value of Life Insurance	(300)	401	(136)
Stock Compensation Expense	2,214	1,630	1,338
Gain on Sale of Subsidiary	—	(5,232)	—
Changes in Assets and Liabilities:
Accounts Receivable	(2,154)	(707)	(742)
Unbilled Revenues	(638)	(1,386)	(208)
Materials & Supplies	(795)	(819)	(246)
Prepayments	791	256	6
Accounts Payable	2,771	3,722	(9,318)
Accrued Taxes	(1,627)	3,541	(1,517)
Accrued Interest	603	549	(151)
Employee Benefit Plans	(1,340)	(4,266)	(2,645)
Unearned Revenue & Advanced Service Fees	25	35	75
Other Assets and Liabilities	(677)	454	(4,276)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,782	61,361	33,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $975 in 2023, $927 in 2022 and $1,148 in 2021	(90,179)	(91,335)	(79,378)
Proceeds from Sale of Subsidiary	—	3,122	—

NET CASH USED IN INVESTING ACTIVITIES	(90,179)	(88,213)	(79,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(17,463)	(7,423)	(52,691)
Proceeds from Issuance of Long-term Debt	75,812	2,662	86,595
Net Short-term Bank Borrowings	(12,750)	42,500	11,000
Deferred Debt Issuance Expense	(131)	(624)	(994)
Common Stock Issuance Expense	(10)	(32)	—
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(619)	—	—
Proceeds from Issuance of Common Stock	12,115	10,335	3,837
Payment of Common Dividends	(22,441)	(20,810)	(19,373)
Payment of Preferred Dividends	(120)	(120)	(120)
Construction Advances and Contributions-Net	1,566	659	11,225

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,959	27,147	39,479
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,438)	295	(6,871)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,828	3,533	10,404
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,390	$3,828	$3,533

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$7,259	$6,252	$4,750
Long-term Debt Deobligation	$—	$—	$64
Non-Cash Consideration for Sale of Subsidiary	$—	$2,100	$—
Litigation Settlement Receivable	$69,872	$—	$—
Litigation Settlement Payable	$6,237	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$12,762	$9,251	$8,546
Interest Capitalized	$975	$927	$1,148
Income Taxes	$2,962	$3,230	$3,335

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

 CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2023	2022
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2023 - 17,821; 2022 - 17,642	$246,764	$233,054

Retained Earnings	176,227	167,274
TOTAL COMMON EQUITY	$422,991	$400,328

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2024-2059	$278,374	$252,269
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	69,724	44,918
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	16,638	9,200
SUBTOTAL LONG-TERM DEBT	364,736	306,387
Add: Premium on Issuance of Long-term Debt	6,529	6,873
Less: Unamortized Debt Expense	(5,372)	(5,518)
Less: Current Portion of Long-term Debt	(7,740)	(17,462)
TOTAL LONG-TERM DEBT	$358,153	$290,280

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2021	17,473	$217,451	$128,757	$346,208

Net Income	—	$—	$36,543	$36,543
Dividend Reinvestment & Common Stock Purchase Plan	40	3,837	—	3,837
Restricted Stock Award - Net - Employees	6	350	—	350
Stock Award - Board Of Directors	3	281	—	281
Cash Dividends on Common Stock ($1.108 per share)	—	—	(19,373)	(19,373)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Balance at December 31, 2021	17,522	$221,919	$145,807	$367,726

Net Income	—	$—	$42,429	$42,429
Dividend Reinvestment & Common Stock Purchase Plan	114	10,335	—	10,335
Restricted Stock Award - Net - Employees	3	520	—	520
Stock Award - Board Of Directors	3	280	—	280
Cash Dividends on Common Stock ($1.1825 per share)	—	—	(20,810)	(20,810)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Issuance Expenses	—	—	(32)	(32)
Balance at December 31, 2022	17,642	$233,054	$167,274	$400,328

Net Income	—	$—	$31,524	$31,524
Dividend Reinvestment & Common Stock Purchase Plan	167	12,115	—	12,115
Restricted Stock Award - Net - Employees	7	1,235	—	1,235
Stock Award - Board Of Directors	5	360	—	360
Cash Dividends on Common Stock ($1.2625 per share)	—	—	(22,441)	(22,441)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Issuance Expenses	—	—	(10)	(10)
Balance at December 31, 2023	17,821	$246,764	$176,227	$422,991

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and minor replacements and in maintaining the properties is charged to the appropriate expense accounts. At December 31, 2023, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2023, 2022, and 2021. These rates have been approved by the NJBPU or DEPSC:

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

	2023	2022	2021
Middlesex	6.35%	6.35%	6.50%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for doubtful accounts was $2.1 million and $2.3 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, bad debt expense was $1.0 million, $0.5 million and $0.9 million, respectively. For the years ended December 31, 2023, 2022 and 2021, write-offs were $1.2 million, $0.7 million and $0.4 million, respectively.

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

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2023	2022	2021
Regulated Tariff Sales
Residential	$86,581	$84,950	$77,699
Commercial	23,945	22,689	16,715
Industrial	11,586	11,152	8,990
Fire Protection	12,582	12,726	12,608
Wholesale	19,117	18,769	14,590
Non-Regulated Contract Operations	12,320	12,006	12,391
Total Revenue from Contracts with Customers	$166,131	$162,292	$142,993
Other Regulated Revenues	806	831	929
Other Non-Regulated Revenues	453	440	427
Inter-segment Elimination	(1,116)	(1,129)	(1,208)
Total Revenue	$166,274	$162,434	$143,141

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

(s) Regulatory Notice of Non-Compliance – In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued a Notice of Non-Compliance (Notice) to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Wellfield Treatment Plant (Park Avenue Plant) in South Plainfield, New Jersey exceeded a NJDEP standard that became effective in 2021.

Prior to 2021, the Company began design for construction of an enhanced treatment process at the Park Avenue Plant to comply with the new standard prior to the regulation being enacted. Since completion was not expected until mid-2023, the Company implemented an interim solution to meet the Notice requirements.

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

In June 2023, the Company completed the permanent construction of the entire Park Avenue Plant treatment upgrades and placed the upgrades into operation in full compliance with the NJDEP PFOA standards. In October 2023, the Company received confirmation from the NJDEP that it has complied with all requirements of the ACO and consequently, the ACO has been closed.

The Company had previously initiated a lawsuit against 3M Company (3M), in connection with the Company’s claim that 3M introduced perfluoroalkyl substances (commonly known as “PFAS”), which include PFOA, into the Company’s water supply at its Park Avenue Plant.

On August 29, 2023, Middlesex and 3M executed a settlement agreement (the Settlement Agreement) to resolve the lawsuit. The Settlement Agreement provides that:

●	3M will pay $93.2 million in two installments, one payment of $23.3 million received in December 2023 and one payment of $69.9 million in July 2024. Middlesex is obligated to pay 30% of the proceeds received plus reimbursable out-of-pocket legal expenses to its lawyers as legal fees, or $29.5 million in total;

●	Proceeds received from the Settlement Agreement are being used to mitigate the impact of the increase in Middlesex’s customer rates approved by the NJBPU, which is to be implemented March 1, 2024 (for further discussion of Middlesex’s base rate increase, see Note 2, Rate Matters, Middlesex below);

●	Middlesex, by nature of its status as a U.S. water purveyor impacted by PFAS, was automatically included in a Multi-District Litigation Settlement before the United States District Court for the District of South Carolina in which 3M and other companies (Non-3M Companies) are participants. Middlesex agreed as part of the Settlement Agreement to remain a member of the plaintiff class in order to be eligible to obtain future additional compensation from 3M and the Non-3M Companies for any future remediation which may be required of its water treatment facilities; and

●	Middlesex and 3M agreed to enter into a joint mediation which occurred November 2023, to resolve two PFOA-related class action lawsuits against Middlesex seeking restitution for medical, water replacement and other claimed related costs. Both Middlesex and 3M are defendants in these lawsuits. These lawsuits remain in the legal process and their ultimate resolution is not known at this time.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex – In February 2024, Middlesex’s petition to the NJBPU, filed in May 2023, seeking permission to increase its base water rates was concluded, based on a negotiated settlement that is expected to increase annual operating revenues by $15.4 million effective March 1, 2024.  The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%.  Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service.  Net proceeds from the 3M Settlement Agreement were used to recover costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs.

The rate case settlement will result in the reclassification of $48.3 million from Regulatory Liabilities to CIAC in the March 31, 2024 balance sheet.  The Company will also record in the first quarter of 2024 the recovery of $0.7 million and $2.4 million of prior year depreciation and carrying costs, respectively, as well as the recovery of $1.4 million of prior year costs which were associated with the interim solution to comply with the Notice, all of which were approved in the rate case settlement. For further information on the 3M Settlement Agreement, see Note 1(s) - Regulatory Notice of Non-Compliance above.

In January 2024, the NJBPU approved Middlesex’s petition for the proposed cost recovery of its Lead Service Line Replacement (LSLR) Plan and cost recovery of project costs associated with replacing Middlesex customer-owned lead service lines. Replacement of Middlesex and Middlesex customer-owned lead service lines is required by the New Jersey LSLR Law. Under this legislation, the costs associated with replacing customer-owned lead service lines are recoverable through future customer surcharges. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional base rate case filings. The current estimates for replacement of Middlesex and Middlesex customer-owned lead service lines are approximately $46 million to $77 million over a nine-year period.

In October 2023, the NJBPU approved Middlesex’s petition for a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between base rate proceedings. Middlesex is authorized to recover DSIC revenues up to five percent (5%) of total revenues established in Middlesex’s 2021 base rate proceeding, or approximately $5.5 million. Semi-annually, beginning in April 2024, the Company must file for a change in its DSIC rate seeking recovery for DSIC-eligible investments made during the period. DSIC rates remain in effect until Middlesex’s next base rate case increase subsequent to the March 1, 2024 increase. Under the terms of the Foundational Filing, the Company is required to file a base rate petition before October 2026.

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

In December 2021, Middlesex’s petition to the NJBPU seeking permission to increase its base water rates was concluded, based on a negotiated settlement, resulting in an expected increase in annual operating revenues of $27.7 million. The approved tariff rates were designed to recover increased operating costs, as well as a return on invested capital of $513.5 million, based on an authorized return on common equity of 9.6%. The increase was implemented in two phases with $20.7 million of the increase effective January 1, 2022 and the remaining $7.0 million effective January 1, 2023. As part of the negotiated settlement, the PWAC was reset to zero.

Tidewater – In December 2023, the DEPSC approved Tidewater’s application to implement a new DSIC. Effective January 1, 2024, Tidewater implemented a DSIC rate of 3.71%, which is expected to generate revenue of approximately $1.3 million annually. A Delaware DISC is subject to a semi-annual reset with an overall maximum rate of 7.5%.

In October 2023, the DEPSC issued an Order that made a temporary base rate reduction permanent. The initial DEPSC order required Tidewater to reduce its base rates charged to general metered and private fire customers by 6.0%, effective for service rendered on and after September 1, 2022. The rate reduction was ordered as a result of Tidewater earning in excess of its authorized return, and resulted in reduced annual revenues of approximately $2.1 million in 2023.

In March 2021, Tidewater was notified by the DEPSC that it had determined Tidewater’s earned rate of return exceeded the rate of return authorized by the DEPSC. Consequently, Tidewater reset its DSIC rate to zero effective April 1, 2021 and refunded approximately $1.0 million to customers primarily in the form of an account credit for DSIC revenue previously billed between April 1, 2020 and March 31, 2021.

Pinelands – In April 2023, Pinelands Water and Pinelands Wastewater concluded their base rate case matters when the NJBPU approved a combined $1.0 million increase in annual base rates, effective April 15, 2023. The requests were necessitated by capital infrastructure investments the companies have made as well as increased operations and maintenance costs.

Southern Shores - Effective January 1, 2020, the DEPSC approved the renewal of a multi-year agreement for water service to a 2,200 unit condominium community we serve in Sussex County, Delaware.  Under the agreement, current rates were to remain in effect until December 31, 2024, unless there are unanticipated capital expenditures or regulatory related changes in operating expenses exceeding certain thresholds during this time period. In 2022, capital expenditures did exceed the established threshold and rates were increased by 5.39%, effective January 1, 2023. Beginning in 2025 and thereafter, inflation-based rate increases cannot exceed the lesser of the regional Consumer Price Index or, 3%. Inflation based increases are in addition to the threshold rate increases. This agreement expires on December 31, 2029.

Twin Lakes Utilities, Inc. (Twin Lakes) - Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. On January 18, 2024, the District Court issued an Order dismissing Middlesex’s Complaint without addressing the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. On January 31, 2024, Middlesex filed a Notice of Appeal of the District Court’s decision with the United States Court of Appeals for the Third Circuit. We are currently awaiting the Court’s decision.

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

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. These items are detailed as follows:

	(Thousands of Dollars)
	December 31,		Remaining
Regulatory Assets	2023	2022	Recovery Periods
Retirement Benefits	$—	$9,214	Various
Income Taxes	84,419	74,422	Various
Rate Cases, Tank Painting, and Other	6,275	6,410	2-10 years
Total	$90,694	$90,046

Retirement benefits include pension and other retirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations in excess of current funding (regulatory asset) or less than current funding (regulatory liability, which was $1.5 million as of December 31, 2023), which the Company believes will be fully recovered or refunded in rates set by the regulatory authorities.

The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

The net proceeds available to Middlesex from the 3M Settlement Agreement, after excluding legal fees, $63.6 million, were recorded as a regulatory liability, as of December 31, 2023. For further information on the 3M Settlement Agreement, see Rates, Note 1(s) - Regulatory Notice of Non-Compliance and Rate Matters, Middlesex above.

The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21%. The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. As of December 31, 2023 and 2022, the Company has recorded regulatory liabilities of $28.2 million and $29.0 million, respectively for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex and Pinelands customers became effective after 2017 and reflect the impact of the 2017 Tax Act on their revenue requirements.

The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under generally accepted accounting principles and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2023 and 2022, the Company has approximately $19.7 million and $17.7 million, respectively, of expected costs of removal recovered currently in rates in excess of actual costs incurred as regulatory liabilities.

Note 3 – Income Taxes

Income tax expense (benefit) differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(Thousands of Dollars)
	Years Ended December 31,
	2023	2022	2021
Income Tax at Statutory Rate	$6,839	$9,590	$6,521
Tax Effect of:
Utility Plant Related	(1,495)	(1,106)	(1,290)
Tangible Property Repairs	(5,475)	(6,767)	(12,281)
State Income Taxes – Net	1,117	1,296	1,499
Other	55	227	63
Total Income Tax Expense (Benefit)	$1,041	$3,240	$(5,488)

Income tax expense (benefit) is comprised of the following:

	(Thousands of Dollars)
	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$2,952	$425	$(8,247)
State	1,066	1,381	1,467
Deferred:
Federal	(3,261)	1,242	933
State	348	260	431
Investment Tax Credits	(64)	(68)	(72)
Total Income Tax Expense (Benefit)	$1,041	$3,240	$(5,488)

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(Thousands of Dollars)
	December 31,
	2023	2022
Utility Plant Related	$84,330	$72,996
Customer Advances	(3,546)	(3,568)
Employee Benefits	7,100	7,380
Investment Tax Credits	240	304
Other	612	671
Total Accumulated Deferred Income Taxes	$88,736	$77,783

Note 4 - Commitments and Contingent Liabilities

Water Supply – Middlesex’s agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water expires November 30, 2048. NJSWA provides for an average purchase of 27.0 million gallons a day (mgd), with a peak up to 47.0 mgd. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated NJBPU-regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases if needed.

Tidewater contracts with the City of Dover, Delaware to purchase treated water of up to 60.0 million gallons annually.

Purchased water costs are shown below:

	(Millions of Dollars)
	Years Ended December 31,
	2023	2022	2021
Untreated	$3.2	$3.2	$3.3
Treated	5.3	3.9	3.6
Total Costs	$8.5	$7.1	$6.9

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million for each of the years ended December 31, 2023, 2022 and 2021.

Information related to operating lease ROU assets is as follows:

	(In Millions)
	December 31,
	2023	2022
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.1)	(3.5)
Current ROU Asset	$3.2	$3.8

The Company’s future minimum operating lease commitments as of December 31, 2023 are as follows:

(In Millions)
December 31, 2023
2024	0.8
2025	0.8
2026	0.9
2027	0.9
2028	0.9
Thereafter	0.9
Total Lease Payments	$5.2
Imputed Interest	(1.5)
Present Value of Lease Payments	3.7
Less Current Portion*	(0.6)
Non-Current Lease Liability	$3.1

*Included in Other Current Liabilities

Construction –The Company has projected to spend approximately $75 million in 2024, $81 million in 2025 and $70 million in 2026 on its construction program. As of December 31, 2023, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $6.7 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. There is no assurance that projected customer growth and residential new home construction and sales will occur.

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

PFOA Matter - In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. Middlesex and 3M agreed to enter into a joint mediation on these lawsuits (for further discussion of this matter, see Note 1(s) Regulatory Notice of Non-Compliance).

Change in Control Agreements – The Company has Change in Control Agreements with its executive officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2023 and 2022 is summarized below:

	(In Millions)
	2023	2022
Average Amount Outstanding	$35.7	$28.9
Weighted Average Interest Rate	6.13%	3.34%
Notes Payable at Year-End	$42.8	$55.5
Weighted Average Interest Rate at Year-End	6.50%	5.17%

The Company maintains bank lines of credit aggregating $140.0 million.

	(In Millions)
	As of December 31, 2023				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 24, 2025
PNC Bank	39.8	28.2	68.0	Committed	January 31, 2026
CoBank, ACB (CoBank)	3.0	9.0	12.0	Committed	May 20, 2026
	$42.8	$97.2	$140.0

The maturity dates for the Notes Payable as of December 31, 2023 are extendable at the discretion of the Company.

The interest rates are set for borrowings under the Bank of America and PNC Bank lines of credit using the Secured Overnight Financing Rate (SOFR) and then adding a specific financial institution credit spread. The interest rate for borrowings under the CoBank line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the SOFR and adding a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.

Note 6 - Capitalization

All the transactions discussed below related to the issuance of securities were approved by either the NJBPU or DEPSC, except where otherwise noted.

Common Stock

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $12.1 million under the Investment Plan during 2023.    On March 1, 2023, the Company began offering shares of its common stock for purchase at a 3% discount to participants in the Investment Plan. The discount offering ended December 1, 2023.  The discount applied to all common stock purchases made under the Investment Plan during that time period, whether by optional cash payment or by dividend reinvestment. Since the inception of the Investment Plan and its predecessor plan, the Company has periodically replenished the level of authorized shares in the plans. In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares. Currently, 0.7 million shares remain registered with the United States Securities and Exchange Commission and available for issuance to participants under the Investment Plan.

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

The Company maintains a stock plan for its independent Directors as a component of outside members of the Board of Directors compensation. For the years ended December 31, 2023, 2022 and 2021, 4,608, 2,664 and 3,444 shares, respectively, of Middlesex common stock were granted and issued to the Company’s independent Directors under the plan. The maximum number of shares authorized for grant under the plan is 100,000, of which 41,853 shares remain available for future awards.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2023 and 2022, there were 120,000 shares of preferred stock authorized and less than 21,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

Under the New Jersey SRF program, borrowers first enter into a construction loan agreement with the New Jersey Infrastructure Bank (NJIB) at a below market interest rate. When construction on the qualifying project is substantially complete, NJIB will coordinate the conversion of the construction loan into a long-term securitized loan with a portion of the principal balance having a stated interest rate of zero percent (0%) and a portion of the principal balance at a market interest rate at the time of closing using the credit rating of the State of New Jersey. As a result of revised project funding priority ranking for the NJIB SRF Program, the Company has no current projects in the NJIB SRF program. However, it is seeking to have Middlesex’s LSLR Project added to the qualified list in order to borrow under the NJIB SRF program.

Under the Delaware SRF program, borrowers 1) enter into a long-term note agreement for a term not to exceed twenty years, 2) submit requisitions for cost reimbursements during the construction period for up to two years after the agreement is executed and 3) as the proceeds are received from the requisitions, borrowers record a corresponding debt obligation amount.

In April 2023, Middlesex received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company may issue debt securities in a series of one or more transaction offerings to help fund Middlesex’s multi-year capital construction program.

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

In April 2023, Tidewater closed on three DEPSC-approved Delaware SRF loans totaling $10.2 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has drawn a total of $6.1 million through December 31, 2023 and expects that the requisitions will continue through mid-2025.

In December 2021, Tidewater closed on a DEPSC-approved $5.0 million Delaware SRF loan at an interest rate of 2.0%. The loan was for construction of a one million gallon elevated storage tank. Through December 31, 2023, Tidewater has drawn a total of $4.8 million and expects that the requisitions will continue through the first quarter of 2024. The final maturity date on the loan is 2044.

In September 2021, Tidewater completed its $20 million secured borrowing with CoBank, at an interest rate of 3.94% and a 2046 maturity date. Proceeds from the loan were used to pay off its outstanding balances under its lines of credit.

In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

The aggregate annual principal repayment obligations as of December 31, 2023 for all long-term debt over the next five years and thereafter are shown below:

Year	(Millions of Dollars) Annual Maturities

2024	$7.7
2025	$7.6
2026	$7.4
2027	$7.2
2028	$6.9
Thereafter	$327.9

The weighted average interest rate on all long-term debt at December 31, 2023 and 2022 was 3.65% and 2.98%, respectively.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2023, 2022 and 2021. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands, Except Per Share Amounts)
	2023		2022		2021
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$31,524	17,732	$42,429	17,597	$36,543	17,492
Preferred Dividend	(120)		(120)		(120)
Earnings Applicable to Common Stock	$31,404	17,732	$42,309	17,597	$36,423	17,492
Basic EPS	$1.77		$2.40		$2.08
Diluted:
Earnings Applicable to Common Stock	$31,404	17,732	$42,309	17,597	$36,423	17,492
Convertible Preferred $7.00 Series Dividend	67	115	67	115	67	115
Adjusted Earnings Applicable to Common Stock	$31,471	17,847	$42,376	17,712	$36,490	17,607
Diluted EPS	$1.76		$2.39		$2.07

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

	(Thousands of Dollars)
	At December 31,
	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$133,374	$131,745	$147,269	$138,756

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $231.3 million and $159.1 million at December 31, 2023 and 2022, respectively. Customer advances for construction have carrying amounts of $21.3 million and $21.4 million at December 31, 2023 and 2022, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2023 and 2022 was $83.7 million and $79.4 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2023 and 2022.

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2023	2022	2023	2022
Change in Projected Benefit Obligation:
Beginning Balance	$87,788	$113,710	$32,909	$49,396
Service Cost	1,551	2,362	391	799
Interest Cost	4,270	3,042	1,608	1,325
Actuarial (Gain) Loss	1,966	(27,850)	(5,968)	(17,761)
Benefits Paid	(3,722)	(3,476)	(940)	(850)
Ending Balance	$91,853	$87,788	$28,000	$32,909

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2023	2022	2023	2022
Change in Fair Value of Plan Assets:
Beginning Balance	$84,828	$100,750	$44,029	$50,668
Actual Return on Plan Assets	10,840	(14,346)	4,323	(6,639)
Employer Contributions	400	1,900	940	850
Benefits Paid	(3,722)	(3,476)	(940)	(850)
Ending Balance	$92,346	$84,828	$48,352	$44,029

Funded Status	$494	$(2,960)	$20,352	$11,120

	(Thousands of Dollars)
	Pension Plan		Other Benefits Plan
	As of December 31,
	2023	2022	2023	2022
Amounts Recognized in the Consolidated
Balance Sheets consist of:
Current Liability	$933	$529	$—	$—
Noncurrent Liability (Asset)	(1,427)	2,431	(20,352)	(11,120)
Net Liability (Asset) Recognized	$(494)	$2,960	$(20,352)	$(11,120)

	(Thousands of Dollars)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit Cost
Service Cost	$1,551	$2,362	$2,696	$391	$799	$917
Interest Cost	4,270	3,042	2,706	1,608	1,325	1,236
Expected Return on Plan Assets	(5,865)	(7,041)	(6,225)	(3,082)	(3,547)	(3,142)
Amortization of Net Actuarial Loss (Gain)	658	1,674	2,868	(191)	—	527
Net Periodic Benefit Cost*	$614	$37	$2,045	$(1,274)	$(1,423)	$(462)

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income (Expense), net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2024 are as follows:

	(Thousands of Dollars)
	Pension Plan	Other Benefits Plan
Actuarial Loss (Gain)	$153	$(1,098)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2023, 2022 and 2021, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	4.79%	4.98%	2.72%	4.79%	4.98%	2.72%
Benefit Cost	4.98%	2.72%	2.37%	4.98%	2.72%	2.37%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2021).

For the 2023 valuation, costs and obligations for our Other Benefits Plan assumed a 7.5% annual rate of increase in the per capita cost of covered healthcare benefits in 2023 with the annual rate of increase declining 0.5% per year for 2024-2029, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 4.5% by year 2030.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(Thousands of Dollars)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$308	$(246)
Effect on Projected Benefit Obligation	$3,264	$(2,676)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(Thousands of Dollars)
Year	Pension Plan	Other Benefits Plan
2024	$5,078	$1,181
2025	5,457	1,310
2026	5,444	1,377
2027	5,522	1,417
2028	5,638	1,445
2029-2033	29,349	8,104
Totals	$56,488	$14,834

Benefit Plans Assets

The allocation of plan assets at December 31, 2023 and 2022 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2023	2022	Target	2023	2022	Target
Equity Securities	58.1%	53.6%	55%	60.9%	55.2%	43%
Debt Securities	39.6%	40.9%	38%	36.1%	24.7%	50%
Cash	0.7%	3.9%	2%	3.0%	20.1%	2%
Real Estate/Commodities	1.6%	1.6%	5%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual Funds	$71,236	$—	$—	$71,236
Money Market Funds	663	—	—	663
Common Equity Securities	12,544	—	—	12,544
Corporate Bonds	5,091	—	—	5,091
Agency/US Debt	1,854	—	—	1,854
Sovereign/Non-US Debt	958	—	—	958
Total Investments	$92,346	$—	$—	$92,346

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$71,559	$—	$—	$71,559
Money Market Funds	3,271	—	—	3,271
Common Equity Securities	9,998	—	—	9,998
Total Investments	$84,828	$—	$—	$84,828

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(Thousands of Dollars)
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual Funds	$29,437	$—	$—	$29,437
Money Market Funds	1,429	—	—	1,429
Agency/US/State/Municipal Debt	—	17,486	—	17,486
Total Investments	$30,866	$17,486	$—	$48,352

	(Thousands of Dollars)
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual Funds	$23,660	$—	$—	$23,660
Money Market Funds	8,623	—	—	8,623
Agency/US/State/Municipal Debt	—	10,592	—	10,592
Other	1,154	—	—	1,154
Total Investments	$33,437	$10,592	$—	$44,029

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $0.4 million in 2023 and expects to make cash contributions of approximately $0.9 million in 2024.

For the Other Benefits Plan, Middlesex made cash contributions of $0.9 million in 2023 and expects to make approximately $0.9 million of cash contributions in 2024.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees with more than 1,000 hours of service. Under the terms of the Plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Employees hired after March 31, 2007 are not eligible to participate in the Pension Plan and are generally eligible to participate in a discretionary profit sharing plan administered through the 401(k) plan. In December each year, the Board of Directors may approve that a stated percentage of eligible compensation be contributed to the account of the employee participant in the first quarter of the following year. For those employees still actively employed on December 31, 2023 or retired during the current year, the Company will fund a discretionary contribution of $0.9 million before April 1, 2024, which represents 5.0% of eligible 2023 compensation. For the years ended December 31, 2022 and 2021, the Company made qualifying discretionary contributions totaling $0.9 million and $0.8 million, respectively.

Stock-Based Compensation

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares of restricted stock issued under the plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under the plan is 300,000 shares, of which approximately 75% remain available for issuance.

The Company recognizes compensation expense at fair value for the plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.

The following table presents awarded but not yet vested share information for the plan:

	Shares(thousands)	Unearned Compensation (thousands)	Weighted Average Granted Price
Balance, January 1, 2021	86	$1,837
Granted	15	1,151	$79.02
Vested	(18)	—
Amortization of Compensation expense	—	(1,057)
Balance, December 31, 2021	83	1,931
Granted	11	1,151	$105.17
Vested	(17)
Amortization of Compensation expense	—	(1,350)
Balance, December 31, 2022	77	1,732
Granted	15	1,165	$77.63
Vested	(18)	—
Amortization of Compensation expense	—	(1,854)
Balance, December 31, 2023	74	$1,043

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

	(Thousands of Dollars)
	Years Ended December 31,
Operation by Segments	2023	2022	2021
Revenues:
Regulated	$154,617	$151,117	$131,531
Non – Regulated	12,773	12,446	12,818
Inter-segment Elimination	(1,116)	(1,129)	(1,208)
Consolidated Revenues	$166,274	$162,434	$143,141

Operating Income:
Regulated	$35,820	$44,257	$29,577
Non – Regulated	3,403	3,076	3,634
Consolidated Operating Income	$39,223	$47,333	$33,211

Depreciation:
Regulated	$24,931	$22,783	$20,897
Non – Regulated	263	246	212
Consolidated Depreciation	$25,194	$23,029	$21,109

Other Income, Net:
Regulated	$6,637	$7,898	$6,112
Non – Regulated	214	279	279
Inter-segment Elimination	(366)	(474)	(433)
Consolidated Other Income, Net	$6,485	$7,703	$5,958

Interest Expense:
Regulated	$13,508	$9,833	$8,529
Non – Regulated	—	7	17
Inter-segment Elimination	(365)	(473)	(432)
Consolidated Interest Expense	$13,143	$9,367	$8,114

Income Taxes:
Regulated	$(146)	$2,084	$(6,723)
Non – Regulated	1,187	1,156	1,235
Consolidated Income Taxes	$1,041	$3,240	$(5,488)

Net Income:
Regulated	$29,094	$40,229	$33,849
Non – Regulated	2,430	2,200	2,694
Consolidated Net Income	$31,524	$42,429	$36,543

Capital Expenditures:
Regulated	$90,047	$91,054	$79,195
Non – Regulated	132	281	183
Total Capital Expenditures	$90,179	$91,335	$79,378

	(Thousands of Dollars)
	As of	As of
	December 31, 2023	December 31, 2022
Assets:
Regulated	1,235,549	$1,079,180
Non – Regulated	8,068	6,999
Inter-segment Elimination	(7,565)	(11,729)
Consolidated Assets	$1,236,052	$1,074,450

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2023 and 2022 is as follows:

	(Thousands of Dollars, Except per Share Data)
2023	1st	2nd	3rd	4th	Total

Operating Revenues	$38,156	$42,801	$46,715	$38,602	$166,274
Operating Income	7,490	10,669	12,822	8,242	39,223
Net Income	5,868	9,901	9,990	5,765	31,524
Basic Earnings per Share	$0.33	$0.56	$0.56	$0.32	$1.77
Diluted Earnings per Share	$0.33	$0.55	$0.56	$0.32	$1.76
Common Dividend Per Share	$0.3125	$0.3125	$0.3125	$0.3250	$1.2625
High/Low Common Stock Price	$72.64/$90.56	$66.51/$84.38	$65.37/$84.35	$61.34/$73.47

2022	1st	2nd	3rd	4th	Total

Operating Revenues	$36,196	$39,683	$47,732	$38,823	$162,434
Gain on Sale of Subsidiary	5,232	—	—	—	5,232
Operating Income	12,523	10,088	16,575	8,147	47,333
Net Income	12,100	8,868	14,291	7,170	42,429
Basic Earnings per Share	$0.69	$0.50	$0.81	$0.40	$2.40
Diluted Earnings per Share	$0.68	$0.50	$0.81	$0.40	$2.39
Common Dividend Per Share	$0.2900	$0.2900	$0.2900	$0.3125	$1.1825
High/Low Common Stock Price	$94.56/$121.10	$75.77/$108.27	$77.08/$96.19	$74.20/$95.82

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the year ended December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that:

a)	The following changes in internal control over financial reporting occurred during the year ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting:

In December 2023, management implemented various auditing and monitoring solutions that provide greater transparency into changes made within our information technology (IT) systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes.

b)	Our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As the IT material weakness was recently determined to exist, the remediation actions described in paragraph (1) a) above were completed in December 2023. However, the implemented controls did not operate over a sufficient time period to adequately test and validate the remediation and reassess other information technology general controls (ITGCs), which may require further remediation actions.

In addition, there were ineffective internal controls related to income tax accounting for a non-routine transaction.

Management has determined that such material weaknesses exist as of December 31, 2023.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Middlesex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2022 which were included in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the United States Securities and Exchange Commission on February 24, 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s ITGCs in the areas of user access and change management over certain IT systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. It has therefore been concluded that automated and manual process controls dependent on ITGCs were not effective. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis. As the material weakness was recently determined to exist, certain remediation actions were completed in December 2023. Various auditing and monitoring solutions have been implemented that provide greater transparency into changes made within our IT systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes. Due to the timing of the implementation of the solutions, the controls implemented did not operate over a sufficient time period to adequately test and validate the remediation and reassess other ITGCs, which may require further remediation actions.

In addition, there were ineffective internal controls related to income tax accounting for a non-routine transaction.

Management has determined that such material weaknesses exist as of December 31, 2023.

Notwithstanding the identified material weakness referred to above, management, including our principal executive officer and principal financial officer, believe that the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

While the Audit Committee of our Board of Directors and Company management will closely monitor the remediation efforts, until the remediation efforts discussed in this section are complete, tested and determined effective, we will not be able to conclude that the material weakness has been remediated.

Middlesex’s independent registered public accounting firm (PCAOB ID 23) has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report dated as of February 29, 2024, which is included herein.

/s/ Dennis W. Doll	/s/ A. Bruce O’Connor
Dennis W. Doll	A. Bruce O’Connor
President and	Senior Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

Iselin, New Jersey

February 29, 2024

ITEM 9B.	OTHER INFORMATION.

(a)	None.

(b)	Insider Trading Arrangements and Policies - During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K."

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information for Middlesex Water Company is included in Middlesex Water Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2023 and 2022.

Consolidated Statements of Income for each of the three years in the period ended

December 31, 2023.

Consolidated Statements of Cash Flows for each of the three years in the period ended

December 31, 2023.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2023 and 2022.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2023.

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

MIDDLESEX WATER COMPANY

By:	/s/ Dennis W. Doll
Dennis W. Doll
President and Chief Executive Officer
Date:	February 29, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

By:	/s/ A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert J. Capko
Robert J. Capko
Corporate Controller
(Principal Accounting Officer)

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Vaughn L. McKoy
Vaughn L. McKoy
Director
By:	/s/ Ann L. Noble
Ann L. Noble
Director
By:	/s/ Walter G. Reinhard
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.5	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.
3.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
*10.6	Water Purchase Contract, dated as of October 24, 2023, between the Company and the New Jersey Water Supply Authority.
10.7	Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.9(a)	Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12	Employment Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 23, 2024.
(t)10.12(a)	Change in Control Termination Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated January 23, 2024.
(t)10.12(b)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and A. Bruce O’Connor, filed as Exhibit 10.13(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(c)	Change in Control Termination Agreement, dated as of March 1, 2012, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.13(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(t)10.12(d)	Change in Control Termination Agreement, dated as of January 1, 2009, between the Company and Bernadette M. Sohler, filed as Exhibit 10.13(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(t)10.12(e)	Change in Control Termination Agreement, dated as of March 17, 2014, between the Company and Jay L. Kooper, filed as Exhibit 10.12(g) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(t)10.12(f)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and G. Christian Andreasen, filed as Exhibit 10.12(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(g)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Robert K. Fullagar, filed as Exhibit 10.12(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.12(h)	Change in Control Termination Agreement, dated as of July 1, 2019, between the Company and Georgia M. Simpson, filed as Exhibit 10.12(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)10.12(i)	Change in Control Termination Agreement, dated as of April 28, 2023 between the Company and Robert J. Capko, filed as Exhibit 10.12(i) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)	Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.14	Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.15	Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.16	Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.17(a)	Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.17(b)	Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.17(c)	Promissory Note and Supplement, dated May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.17(d)	Sixth Amendment to Promissory Note and Supplement, dated as of May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.18	Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.19	Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.20	Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.22	Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.23	Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.24	Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.25	Prospectus Supplement, filed August 3, 2022, relating to the Middlesex Water Company Investment Plan.	333-266482
10.25(a)	Prospectus Supplement, filed July 25, 2023, relating to the Middlesex Water Company Investment Plan.	333-266482
10.26(a)	Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(b)	Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(c)	Amendment to Loan Documents, dated March 17, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A. filed as Exhibit 10.26(c) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.26(d)	Amendment to Loan Documents, dated April 5, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(d) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.26(e)	Amendment to Loan Documents, dated June 15, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(e) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
*10.26(f)	Amendment to Loan Documents, dated January 29, 2024, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.
10.27(a)	Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.27(b)	Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.27(c)	Amendment No. 2 ($60,000,000) to Uncommitted Loan Agreement, dated January 26, 2023, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A. filed as Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.27(d)	Amendment No. 3 ($60,000,000) to Uncommitted Loan Agreement, dated January 25, 2024, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.
10.28	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.29	Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.30	Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.31	Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.32	Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.33	Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ]), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.34	Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.35	Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.37	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.38	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.39	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.40	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.41	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.42	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.
10.43	Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.44	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.45	Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.46	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.47	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.48	Bond Purchase Agreement, dated March 2, 2023, between New York Life Insurance Company and Affiliates and the Company (Series 2023A) filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.49	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.50	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.51	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.52	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Water Company and CoBank, ACB, filed as Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.53	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Wastewater Company and CoBank, ACB, filed as Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.54	Settlement Agreement, dated as of August 28, 2023, between Middlesex Water Company and 3M Company, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.55	Consulting Agreement, dated March 1, 2024, between the Company and Dennis W. Doll, filed as Exhibit 99.4 of the Company’s Current Report on Form 8-K dated January 23, 2024.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*19	Middlesex Water Company Insider Trading Policy.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Dennis W. Doll pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Dennis W. Doll pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C.§1350.
*97	Middlesex Water Company Incentive-Based Award Clawback Policy.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document