Form 10-Q
period 2024-03-31
MIDDLESEX WATER CO
filed 2024-05-08
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☑ No☐

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2024: Common Stock, No Par Value: 17,828,604 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2024	2023

Operating Revenues	$40,524	$38,156

Operating Expenses:
Operations and Maintenance	20,465	20,257
Depreciation	5,396	5,986
Other Taxes	4,798	4,423

Total Operating Expenses	30,659	30,666

Operating Income	9,865	7,490

Other Income:
Allowance for Funds Used During Construction	176	813
Other Income, net	5,189	898

Total Other Income, net	5,365	1,711

Interest Charges	3,269	2,595

Income before Income Taxes	11,961	6,606

Income Taxes	1,279	738

Net Income	10,682	5,868

Preferred Stock Dividend Requirements	30	30

Earnings Applicable to Common Stock	$10,652	$5,838

Earnings per share of Common Stock:
Basic	$0.60	$0.33
Diluted	$0.59	$0.33

Average Number of Common Shares Outstanding:
Basic	17,819	17,652
Diluted	17,934	17,767

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2024	2023
UTILITY PLANT:	Water Production	$306,884	$303,791
	Transmission and Distribution	816,933	809,862
	General	101,047	100,593
	Construction Work in Progress	24,056	19,636
	TOTAL	1,248,920	1,233,882
	Less Accumulated Depreciation	239,630	235,540
	UTILITY PLANT - NET	1,009,290	998,342

CURRENT ASSETS:	Cash and Cash Equivalents	2,855	2,390
	Accounts Receivable, net of allowance for credit losses of $2,134 and $2,137, respectively	15,732	18,172
	Litigation Settlement Receivable	69,872	69,872
	Unbilled Revenues	11,312	9,297
	Materials and Supplies (at average cost)	7,072	6,972
	Prepayments	4,371	1,833
	TOTAL CURRENT ASSETS	111,214	108,536

OTHER ASSETS:	Operating Lease Right of Use Asset	3,027	3,185
	Preliminary Survey and Investigation Charges	1,952	1,932
	Regulatory Assets	90,046	90,694
	Non-utility Assets - Net	11,780	11,522
	Employee Benefit Plans	22,757	21,779
	Other	39	62
	TOTAL OTHER ASSETS	129,601	129,174
	TOTAL ASSETS	$1,250,105	$1,236,052

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$246,551	$246,764
	Retained Earnings	181,141	176,227
	TOTAL COMMON EQUITY	427,692	422,991
	Preferred Stock	2,084	2,084
	Long-term Debt	356,960	358,153
	TOTAL CAPITALIZATION	786,736	783,228

CURRENT	Current Portion of Long-term Debt	7,831	7,740
LIABILITIES:	Notes Payable	58,000	42,750
	Accounts Payable	23,243	27,618
	Litigation Settlement Payable	6,237	6,237
	Accrued Taxes	14,719	10,535
	Accrued Interest	2,650	3,138
	Unearned Revenues and Advanced Service Fees	1,365	1,390
	Other	3,111	4,421
	TOTAL CURRENT LIABILITIES	117,156	103,829

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	21,091	21,313
	Lease Obligations	2,904	3,063
	Accumulated Deferred Income Taxes	89,693	88,736
	Regulatory Liabilities	57,818	113,021
	Other	498	592
	TOTAL OTHER LIABILITIES	172,004	226,725

CONTRIBUTIONS IN AID OF CONSTRUCTION		174,209	122,270
	TOTAL CAPITALIZATION AND LIABILITIES	$1,250,105	$1,236,052

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,682	$5,868
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,979	7,201
Provision for Deferred Income Taxes and Investment Tax Credits	1,382	(611)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(102)	(446)
Cash Surrender Value of Life Insurance	(113)	(102)
Stock Compensation Expense	(465)	360
Changes in Assets and Liabilities:
Accounts Receivable	2,440	492
Unbilled Revenues	(2,015)	(1)
Materials & Supplies	(100)	(382)
Prepayments	(2,538)	(1,290)
Accounts Payable	(4,375)	2,776
Accrued Taxes	4,184	3,834
Accrued Interest	(488)	(37)
Employee Benefit Plans	(867)	(477)
Unearned Revenue & Advanced Service Fees	(25)	(54)
Recovered Costs - Litigation Settlement	(6,027)	—
Other Assets and Liabilities	(900)	(1,161)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,652	15,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $74 in 2024, $367 in 2023	(14,389)	(24,515)

NET CASH USED IN INVESTING ACTIVITIES	(14,389)	(24,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,539)	(1,553)
Proceeds from Issuance of Long-term Debt	425	40,972
Net Short-term Bank Borrowings (Payments)	15,250	(27,000)
Deferred Debt Issuance Expense	—	(49)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(868)	—
Proceeds from Issuance of Common Stock	252	2,342
Payment of Common Dividends	(5,738)	(5,513)
Payment of Preferred Dividends	(30)	(30)
Construction Advances and Contributions-Net	450	410

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,202	9,579
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	465	1,034
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,390	3,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,855	$4,862

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$2,143	$2,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the 3 Months for:
Interest	$3,943	$2,812
Interest Capitalized	$74	$367

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2024	2023
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2024 - 17,814; 2023 - 17,821	$246,551	$246,764
Retained Earnings	181,141	176,227
TOTAL COMMON EQUITY	$427,692	$422,991

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2024-2059	$277,619	$278,374
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	69,049	69,724
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	16,954	16,638
SUBTOTAL LONG-TERM DEBT	363,622	364,736
Add: Premium on Issuance of Long-term Debt	6,481	6,529
Less: Unamortized Debt Expense	(5,312)	(5,372)
Less: Current Portion of Long-term Debt	(7,831)	(7,740)
TOTAL LONG-TERM DEBT	$356,960	$358,153

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	5,868	5,868
Dividend Reinvestment & Common Stock Purchase Plan	29	2,342	—	2,342
Restricted Stock Award - Net - Employees	—	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,513)	(5,513)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2023	17,671	$235,756	$167,599	$403,355

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Dividend Reinvestment & Common Stock Purchase Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

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

The consolidated notes within the 2023 Annual Report on Form 10-K (the 2023 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the financial position as of March 31, 2024, the results of operations for the three month periods ended March 31, 2024 and 2023 and cash flows for the three month periods ended March 31, 2024 and 2023. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s December 31, 2023 audited financial statements included in the 2023 Form 10-K.

Recent Developments

United States Environmental Protection Agency (USEPA) Issues Final Perfluoroalkyl Substances (PFAS) Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs.

Beginning in April 2029, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to reduce levels of these PFAS compounds in their drinking water and must provide notification to the public of the violation.

In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is currently performing preliminary engineering studies to ensure that effective PFAS treatment approaches are implemented.

Recent Accounting Guidance

There is no new adopted or proposed accounting guidance that the Company is aware of that could have a material impact on the Company’s financial statements.

Note 2 – Rate and Regulatory Matters

Middlesex – The approval by the New Jersey Board of Public Utilities (NJBPU) in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced PFAS, which includes Perfluorooctanoic Acid (PFOA), into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provides that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction on the March 31, 2024 balance sheet. The Company also recognized for the quarter ended March 31, 2024 the recovery of $0.9 million for depreciation and $3.2 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $1.4 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex expects to submit a customer surcharge filing with the NJBPU in July 2024 to recover costs incurred replacing Middlesex customer-owned lead service lines. The surcharge is for costs to be incurred through June 2024 and is required to be reset every six months over the life of the LSLR Plan. The current estimates for replacement of Middlesex and Middlesex customer-owned lead service lines under the LSLR Plan are approximately $46 million to $77 million over a nine-year period. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional base rate case filings.

As allowed under its NJBPU approved Distribution System Improvement Charge (DSIC) Foundation Filing, in April 2024, Middlesex filed a petition with the NJBPU, seeking to establish a DSIC tariff rate that would result in $0.5 million of annual revenues. The tariff rate, if approved, would apply to General Service customers and would be based on meter size. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

Tidewater - In December 2023, the Delaware Public Service Commission (DEPSC) approved Tidewater’s application to implement a new DSIC. Effective January 1, 2024, Tidewater implemented a DSIC rate of 3.71%, which is expected to generate revenue of approximately $1.3 million annually. A Delaware DISC is subject to a semi-annual reset with an overall maximum rate of 7.5%.

Twin Lakes Utilities, Inc. (Twin Lakes) – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex has subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania (US District Court) to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. On January 18, 2024, the US District Court issued a decision dismissing Middlesex’s complaint without addressing Middlesex’s claims on the merits. On January 31, 2024, Middlesex filed a Notice of Appeal of the US District Court’s decision with the United States Court of Appeals for the Third Circuit (Third Circuit Court). The Third Circuit Court has issued a briefing schedule that will extend into July 2024 and it is expected that oral arguments will be scheduled before a three-judge panel of the Third Circuit Court following the completion of the briefing schedule.

The financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock – During the three months ended March 31, 2024 and 2023, there were 4,775 common shares (approximately $0.3 million) and 29,810 common shares (approximately $2.3 million) respectively, issued under the Middlesex Water Company Investment Plan.

Middlesex has received approval from the NJBPU to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described below in “Long-term Debt”, the NJBPU also approved the debt funding component of the financing plan.

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

Middlesex has received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.

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

In April 2024, the DEPSC approved four Tidewater Delaware SRF loans totaling $6.6 million. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater expects to close on these loans in the 2nd quarter of 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

Separately, Tidewater has three active construction projects funded by prior year Delaware SRF loans totaling $13.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has drawn a total of $9.7 million through March 31, 2024 and expects that the requisitions will continue through mid-2025.

Fair Value of Financial Instruments – The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of First Mortgage Bonds (FMBs) and SRF Bonds (collectively, the Bonds) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable and the FMBs in the table below are classified as Level 2 measurements. The carrying amount and fair value of the FMBs were as follows:

(Thousands of Dollars)
	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$132,619	$129,092	$133,374	$131,745

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $231.0 million and $231.3 million at March 31, 2024 and December 31, 2023, respectively. Customer advances for construction have carrying amounts of $21.1 million and $21.3 million at March 31, 2024 and December 31, 2023, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2024		2023
Basic:	Income	Shares	Income	Shares
Net Income	$10,682	17,819	$5,868	17,652
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$10,652	17,819	$5,838	17,652

Basic EPS	$0.60		$0.33

Diluted:
Earnings Applicable to Common Stock	$10,652	17,819	$5,838	17,652
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$10,669	17,934	$5,855	17,767

Diluted EPS	$0.59		$0.33

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

	(In Thousands)
	Three Months Ended
	March 31,
Operations by Segments:	2024	2023
Revenues:
Regulated	$37,465	$34,953
Non – Regulated	3,204	3,342
Inter-segment Elimination	(145)	(139)
Consolidated Revenues	$40,524	$38,156

Operating Income:
Regulated	$8,999	$6,715
Non – Regulated	866	775
Consolidated Operating Income	$9,865	$7,490

Net Income:
Regulated	$10,049	$5,324
Non – Regulated	633	544
Consolidated Net Income	$10,682	$5,868

Capital Expenditures:
Regulated	$14,376	$24,465
Non – Regulated	13	50
Total Capital Expenditures	$14,389	$24,515

	As of	As of
	March 31, 2024	December 31, 2023
Assets:
Regulated	$1,247,041	$1,235,549
Non – Regulated	8,264	8,068
Inter-segment Elimination	(5,200)	(7,565)
Consolidated Assets	$1,250,105	$1,236,052

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of March 31, 2024
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 24, 2025
PNC Bank	51.0	$17.0	68.0	Committed	January 31, 2026
CoBank, ACB	7.0	5.0	12.0	Committed	May 20, 2026
	$58.0	$82.0	$140.0

The interest rates are set for borrowings under the Bank of America and PNC Bank lines of credit using the Secured Overnight Financing Rate (SOFR) and then adding a specific financial institution credit spread. The interest rate for borrowings under the CoBank, ACB (CoBank) line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the SOFR and adding a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.

The weighted average interest rate on the outstanding borrowings at March 31, 2024 under these credit lines is 6.46%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	Three Months Ended
	March 31,
	2024	2023
Average Daily Amounts Outstanding	$49,992	$54,561
Weighted Average Interest Rates	6.42%	5.52%

All borrowings outstanding under the lines of credit as of March 31, 2024 mature daily and are currently being rolled over on a daily basis.

Note 7 – Commitments and Contingent Liabilities

Water Supply – Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2048. This agreement with the NJWSA provides for an average purchase of 27 million gallons a day (mgd). with a peak up to 47.0 mgd. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

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

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2024	2023

Treated	$909	$1,383
Untreated	850	802
Total Costs	$1,759	$2,185

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended March 31, 2024 and 2023, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	March 31, 2024	December 31, 2023
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.3)	(4.1)
Current ROU Asset	$3.0	$3.2

The Company’s future minimum operating lease commitments as of March 31, 2024 are as follows:

(In Millions)
2024	$0.6
2025	0.8
2026	0.9
2027	0.9
2028	0.9
Thereafter	0.9
Total Lease Payments	$5.0
Imputed Interest	(1.5)
Present Value of Lease Payments	3.5
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.9

*Included in Other Current Liabilities

Construction – The Company expects to spend approximately $78 million for its construction program in 2024. The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $14 million in the future. The actual amount and timing of capital expenditures is dependent on the need for upgrade or replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued upward pressure on mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter – In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. Middlesex and 3M agreed to enter into a joint mediation on these lawsuits and their ultimate resolution is not known at this time. For further information on the 3M Settlement Agreement, see Note 2, Rate and Regulatory Matters, Middlesex.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three month periods ended March 31, 2024 and 2023, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three month periods ended March 31, 2024 and 2023, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2024	2023	2024	2023

Service Cost	$318	$388	$80	$98
Interest Cost	1,070	1,067	328	402
Expected Return on Assets	(1,580)	(1,466)	(846)	(771)
Amortization of Unrecognized Losses	38	164	(275)	(48)
Net Periodic Benefit Cost (Benefit)*	$(154)	$153	$(713)	$(319)

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

Substantially all of the amounts included in operating revenues and accounts receivable are from contracts with customers. The Company records its allowance for credit losses based on historical write-offs combined with an evaluation of current economic conditions within its service territories.

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2024	2023
Regulated Tariff Sales
Residential	$20,331	$19,004
Commercial	5,976	5,379
Industrial	3,133	2,839
Fire Protection	3,292	3,104
Wholesale	4,673	4,553
Non-Regulated Contract Operations	3,088	3,229
Total Revenue from Contracts with Customers	$40,493	$38,108
Other Regulated Revenues	60	74
Other Non-Regulated Revenues	116	113
Inter-segment Elimination	(145)	(139)
Total Revenue	$40,524	$38,156

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of quality water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards and compliance with related legal and regulatory requirements;
-	weather variations, including climate variability, and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	cyber-attacks;
-	changes in the pace of new housing development;
-	availability and cost of capital resources;
-	timely availability of materials and supplies for operations and critical infrastructure projects;
-	effectiveness of internal control over financial reporting;
-	impact of pandemics; and
-	other factors discussed elsewhere in this report.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 60,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,300 households in Kent and Sussex Counties through various operations and maintenance contracts.

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

Recent Developments

Middlesex Base Water Rate Increase Approval - The approval by the New Jersey Board of Public Utilities (NJBPU) in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced Perfluoroalkyl Substances (PFAS), which includes Perfluorooctanoic Acid, into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provides that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction on the March 31, 2024 balance sheet. The Company also recognized for the quarter ended March 31, 2024 the recovery of $0.9 million for depreciation and $3.2 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $1.4 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

Middlesex Distribution System Improvement Charge (DSIC) - As allowed under its NJBPU approved Distribution System Improvement Charge (DSIC) Foundation Filing, in April 2024, Middlesex filed a petition with the NJBPU, seeking to establish a DSIC tariff rate that would result in $0.5 million of annual revenues. The tariff rate, if approved, would apply to General Service customers and would be based on meter size. We cannot predict when and whether the NJBPU will ultimately approve, deny, or reduce the amount of the request.

Tidewater DSIC- In December 2023, the Delaware Public Service Commission (DEPSC) approved Tidewater’s application to implement a new DSIC. Effective January 1, 2024, Tidewater implemented a DSIC rate of 3.71%, which is expected to generate revenue of approximately $1.3 million annually. A Delaware DISC is subject to a semi-annual reset with an overall maximum rate of 7.5%.

United States Environmental Protection Agency (USEPA) Issues Final PFAS Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations, effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs.

Beginning in April 2029, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to reduce levels of these PFAS compounds in their drinking water and must provide notification to the public of the violation.

In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is currently performing preliminary engineering studies to ensure that effective PFAS treatment approaches are implemented.

Financings

Tidewater – In April 2024, the DEPSC approved four Tidewater Delaware State Revolving Fund (SRF) loans totaling $6.6 million. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater expects to close on these loans in the 2nd quarter of 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $78 million in 2024 in connection with projects that include, but are not limited to:

●	Replacement of approximately 17,000 linear feet of cast iron 6" water main in the Port Reading and Carteret sections of Woodbridge, New Jersey;
●	Replacement of control room and electrical distribution equipment at our Carl J. Olsen Surface Water Treatment Plant (CJO Plant);
●	Supply and storage improvements and installation of emergency generators at several of our Tidewater Delaware facilities;
●	Construction of residual removal equipment and chemical feed improvements, pumps and a surge mitigation tank as well as other improvements and upgrades at our Park Avenue Plant;
●	Upgrades and improvements to our Enterprise Resource Planning System; and
●	Various water main replacements and improvements.

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

We continue to make investments in system infrastructure and our operating costs continue to increase in 2024 in a variety of categories. These factors, among others, may require base rate increase request filings for Tidewater, Pinelands Water and Pinelands Wastewater later in 2024.

Overall, organic residential customer growth continues in our Tidewater system (approximately 4% in 2023). However, current and evolving economic market conditions may challenge that growth.

The Company has projected to spend approximately $226 million for the 2024-2026 capital investment program, including approximately $15 million for replacement of a thirty inch main in our Middlesex System, $9 million for Lead Service Line Replacement compliance in the Middlesex System, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $6 million for evaluation of PFAS treatment at our CJO Plant and $7 million for control room and electrical distribution equipment at our CJO Plant.

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

Results of Operations – Three Months Ended March 31, 2024

	(In Thousands)
	Three Months Ended March 31,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$37,436	$3,088	$40,524	$34,926	$3,230	$38,156
Operations and maintenance expenses	18,364	2,101	20,465	17,930	2,327	20,257
Depreciation expense	5,329	67	5,396	5,921	65	5,986
Other taxes	4,744	54	4,798	4,360	63	4,423
Operating income	$8,999	$866	$9,865	$6,715	$775	$7,490

Other income, net	5,306	59	5,365	1,668	43	1,711
Interest charges	3,269	—	3,269	2,595	—	2,595
Income taxes	987	292	1,279	464	274	738
Net income	$10,049	$633	$10,682	$5,324	$544	$5,868

Operating Revenues

Operating revenues for the three months ended March 31, 2024 increased $2.4 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased $1.6 million due to the approved base rate increase effective March 1, 2024 and higher commercial and industrial customer billings; and
●	Tidewater System revenues increased $0.8 million due to increased customers and higher customer demand.

Operation and Maintenance Expense

Operation and maintenance expenses for the three months ended March 31, 2024 increased $0.2 million from the same period in 2023 due to the following factors:

●	An enhanced water treatment process at Middlesex’s Park Avenue Plant resulted in $0.4 million of increased costs;
●	Labor and employee benefit cost increased $1.1 million due to wage and 401k Plan contribution increases and executive management transition costs;
●	Outside professional support service costs for legal, finance and regulatory matters rose by $0.2 million;
●	Recovery of prior year water treatment operating costs at the Park Avenue Plant and amortization of proceeds from the 3M Settlement Agreement reduced costs $1.6 million. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including certain prior year operating expenses, from the proceeds from the 3M Settlement Agreement. For further information on the 3M Settlement Agreement and Middlesex’s 2023 base rate matter, see Note 2, Rate and Regulatory Matters, Middlesex; and
●	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation expense for the three months ended March 31, 2024 decreased $0.6 million from the same period in 2023 due to the recovery of prior year depreciation related to upgrades at Middlesex’s Park Avenue Plant partially offset by a higher level of utility plant in service. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including deprecation, from the proceeds from the 3M Settlement Agreement. For further information on the 3M Settlement Agreement and Middlesex’s 2023 base rate matter, see Note 2, Rate and Regulatory Matters, Middlesex.

Other Taxes

Other taxes for the three months ended March 31, 2024 increased $0.4 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenues in our Middlesex System and higher payroll related taxes on increased labor costs in our Middlesex System.

Other Income, net

Other Income, net for the three months ended March 31, 2024 increased $3.7 million from the same period in 2023 due primarily to the recovery of carrying costs on the PFAS treatment upgrades at Middlesex’s Park Avenue Plant and higher actuarially-determined retirement benefit plans non-service benefit. Lower Allowance for Funds Used During Construction resulting from a lower level of capital projects in progress partially offset these increases. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including carrying costs, from the proceeds from the 3M Settlement Agreement. For further information on the 3M Settlement Agreement and Middlesex’s 2023 base rate matter, see Note 2, Rate and Regulatory Matters, Middlesex.

Interest Charges

Interest charges for the three months ended March 31, 2024 increased $0.7 million from the same period in 2023 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income taxes for the three months ended March 31, 2024 increased by $0.5 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement. For further information on the 3M Settlement Agreement and Middlesex’s 2023 base rate matter, see Note 2, Rate and Regulatory Matters, Middlesex.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2024 increased $4.8 million as compared with the same period in 2023. Basic earnings per share were $0.60 and $0.33 for the three months ended March 31, 2024 and 2023, respectively. Diluted earnings per share were $0.59 and $0.33 for the three months ended March 31, 2024 and 2023, respectively

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2024, cash flows from operating activities decreased $9.3 million to $6.7 million. The decrease in cash flows from operating activities primarily resulted from timing of vendor payments and higher interest payments.

Investing Cash Flows

For the three months ended March 31, 2024, cash flows used in investing activities decreased $10.1 million to $14.4 million due to decreased utility plant expenditures in 2024.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2024, cash flows from financing activities decreased $1.4 million to $8.2 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (Investment Plan) offset by higher net borrowings.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. See below for a more detailed discussion regarding the funding of our capital program for the current year.

The capital investment program for 2024 is currently estimated to be approximately $78 million. Through March 31, 2024, we have expended $14.4 million and expect to incur approximately $64 million for capital projects for the remainder of 2024.

We currently project that we may expend approximately $149 million for capital projects in 2025 and 2026. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To pay for our capital program for the remainder of 2024, we plan on utilizing some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of bank lines of credit established with multiple financial institutions. As of March 31, 2024, there was $82.0 million of available credit under these lines (for further discussion on Company lines of credit, see Note 6 – Short Term Borrowings);
●	Proceeds from long-term borrowing arrangements, including loans from private placement, CoBank, ACB and/or the Delaware SRF Program, which provides cost-effective financing for projects that meet certain water quality-related and/or system improvement criteria (for further discussion on long-term borrowings, see Recent Developments – Financings above); and
●	Proceeds from sales of common stock under the Investment Plan; and
●	Proceeds from 3M Settlement Agreement. For further information on the 3M Settlement Agreement, see Note 2, Rate and Regulatory Matters, Middlesex.

Middlesex has received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.

In April 2024, the DEPSC approved four Tidewater Delaware SRF loans totaling $6.6 million. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater expects to close on these loans in the 2nd quarter of 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended March 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, based on the assessment, management has concluded that they represent a material weakness in our internal control over financial reporting and that the Company’s internal control over financial reporting was not effective as of March 31, 2024.

Notwithstanding the material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believe that the financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

We are committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to, enhancements to our ITGCs and automated auditing features of our IT systems as well increased monitoring of IT system changes made through certain user accounts. Since the material weakness was first identified, Management has implemented various auditing and monitoring solutions that provide greater transparency into changes made within our information technology (IT) systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes. We expect to implement additional internal controls during the second quarter of 2024 to further remediate the material weakness.

The Audit Committee of our Board of Directors and Company Management will continue to closely monitor the remediation efforts discussed in this section, including any additional remediation efforts that our Management identifies as necessary. When they are completed, tested and determined effective, we will be able to conclude that the material weakness has been remediated.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company – The deadline of February 29, 2024 set by the Superior Court of New Jersey for the parties to submit a final settlement agreement with the Court was cancelled to allow the parties additional time to reach a settlement.

Lonsk et al. v. Middlesex Water Company and 3M Company - The deadline of March 4, 2024 set by the Superior Court of New Jersey for the parties to submit a final settlement agreement with the Court was cancelled to allow the parties additional time to reach a settlement.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
Exhibits designated with a dagger (t) are management contracts or compensatory plans.

(t)10.12	Employment Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 23, 2024.

(t)10.12(a)	Change in Control Termination Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated January 23, 2024.

10.12	Consulting Agreement, dated March 1, 2024, between the Company and Dennis W. Doll, filed as Exhibit 99.4 of the Company’s Current Report on Form 8-K dated January 23, 2024.

31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by A. Bruce O’Connor pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by A. Bruce O’Connor pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/A. Bruce O’Connor
A. Bruce O’Connor
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2024