Form 10-Q
period 2024-06-30
MIDDLESEX WATER CO
filed 2024-07-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2024: Common Stock, No Par Value: 17,829,778 shares outstanding.

MIDDLESEX WATER COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating Revenues	$49,146	$42,801	$89,670	$80,957

Operating Expenses:
Operations and Maintenance	21,825	21,204	42,290	41,462
Depreciation	6,305	6,184	11,701	12,170
Other Taxes	5,701	4,744	10,499	9,168

Total Operating Expenses	33,831	32,132	64,490	62,800

Operating Income	15,315	10,669	25,180	18,157

Other Income:
Allowance for Funds Used During Construction	257	852	433	1,665
Other Income, net	2,399	1,290	7,588	2,188

Total Other Income, net	2,656	2,142	8,021	3,853

Interest Charges	4,041	3,251	7,310	5,846

Income before Income Taxes	13,930	9,560	25,891	16,164

Income Taxes	3,384	(341)	4,663	397

Net Income	10,546	9,901	21,228	15,767

Preferred Stock Dividend Requirements	30	30	60	60

Earnings Applicable to Common Stock	$10,516	$9,871	$21,168	$15,707

Earnings per share of Common Stock:
Basic	$0.59	$0.56	$1.19	$0.89
Diluted	$0.59	$0.55	$1.18	$0.88

Average Number of
Common Shares Outstanding :
Basic	17,829	17,713	17,824	17,683
Diluted	17,944	17,828	17,939	17,798

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2024	2023
UTILITY PLANT:	Water Production	$307,173	$303,791
	Transmission and Distribution	825,223	809,862
	General	102,149	100,593
	Construction Work in Progress	29,703	19,636
	TOTAL	1,264,248	1,233,882
	Less Accumulated Depreciation	244,102	235,540
	UTILITY PLANT - NET	1,020,146	998,342

CURRENT ASSETS:	Cash and Cash Equivalents	8,025	2,390
	Accounts Receivable, net of allowance for credit losses of $2,135 and $2,137, respectively in 2024 and 2023	20,173	18,172
	Litigation Settlement Receivable	69,872	69,872
	Unbilled Revenues	12,530	9,297
	Materials and Supplies (at average cost)	6,477	6,972
	Prepayments	3,925	1,833
	TOTAL CURRENT ASSETS	121,002	108,536

OTHER ASSETS:	Operating Lease Right of Use Asset	2,872	3,185
	Preliminary Survey and Investigation Charges	1,968	1,932
	Regulatory Assets	91,066	90,694
	Non-utility Assets - Net	11,771	11,522
	Employee Benefit Plans	25,763	21,779
	Other	51	62
	TOTAL OTHER ASSETS	133,491	129,174
	TOTAL ASSETS	$1,274,639	$1,236,052

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$247,014	$246,764
	Retained Earnings	185,864	176,227
	TOTAL COMMON EQUITY	432,878	422,991
	Preferred Stock	2,084	2,084
	Long-term Debt	355,975	358,153
	TOTAL CAPITALIZATION	790,937	783,228

CURRENT	Current Portion of Long-term Debt	7,968	7,740
LIABILITIES:	Notes Payable	72,250	42,750
	Accounts Payable	25,222	27,618
	Litigation Settlement Payable	6,237	6,237
	Accrued Taxes	14,241	10,535
	Accrued Interest	3,252	3,138
	Unearned Revenues and Advanced Service Fees	1,689	1,390
	Other	4,124	4,421
	TOTAL CURRENT LIABILITIES	134,983	103,829

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	21,145	21,313
	Lease Obligations	2,747	3,063
	Accumulated Deferred Income Taxes	91,800	88,736
	Regulatory Liabilities	55,203	113,021
	Other	420	592
	TOTAL OTHER LIABILITIES	171,315	226,725

CONTRIBUTIONS IN AID OF CONSTRUCTION		177,404	122,270
	TOTAL CAPITALIZATION AND LIABILITIES	$1,274,639	$1,236,052

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,228	$15,767
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,008	14,543
Provision for Deferred Income Taxes and Investment Tax Credits	1,722	(2,993)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(253)	(1,014)
Cash Surrender Value of Life Insurance	(199)	(207)
Stock Compensation Expense	1,072	1,366
Changes in Assets and Liabilities:
Accounts Receivable	(2,001)	788
Unbilled Revenues	(3,233)	(2,408)
Materials & Supplies	495	(249)
Prepayments	(2,092)	(846)
Accounts Payable	(2,396)	3,418
Accrued Taxes	3,706	843
Accrued Interest	114	563
Employee Benefit Plans	(4,457)	(975)
Unearned Revenue & Advanced Service Fees	299	111
Recovered Costs-Environmental Litigation Settlement	(8,003)	—
Other Assets and Liabilities	(1,131)	580

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,879	29,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $180 in 2024 and $651 in 2023	(28,737)	(50,635)

NET CASH USED IN INVESTING ACTIVITIES	(28,737)	(50,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,493)	(2,553)
Proceeds from Issuance of Long-term Debt	561	62,880
Net Short-term Bank Borrowings	29,500	(32,000)
Deferred Debt Issuance Expense	(41)	(107)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(1,328)	—
Proceeds from Issuance of Common Stock	505	5,745
Payment of Common Dividends	(11,531)	(11,049)
Payment of Preferred Dividends	(60)	(60)
Construction Advances and Contributions-Net	1,380	(959)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,493	21,897
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,635	549
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,390	3,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,025	$4,377

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,461	$4,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Period for:
Interest	$7,417	$5,491
Interest Capitalized	$180	$651
Income Taxes	$752	$260

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2024	2023
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2024 - 17,829; 2023 - 17,821	$247,014	$246,764
Retained Earnings	185,864	176,227
TOTAL COMMON EQUITY	$432,878	$422,991

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 20
Convertible:
Shares Outstanding, $7.00 Series - 10	$1,005	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$2,084	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2024-2059	$277,619	$278,374
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	68,342	69,724
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	16,843	16,638
SUBTOTAL LONG-TERM DEBT	362,804	364,736
Add: Premium on Issuance of Long-term Debt	6,432	6,529
Less: Unamortized Debt Expense	(5,293)	(5,372)
Less: Current Portion of Long-term Debt	(7,968)	(7,740)
TOTAL LONG-TERM DEBT	$355,975	$358,153

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	5,868	5,868
Dividend Reinvestment & Common Stock Purchase Plan	29	2,342	—	2,342
Restricted Stock Award - Net - Employees	—	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,513)	(5,513)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2023	17,671	$235,756	$167,599	$403,355

Net Income	—	—	9,901	9,901
Dividend Reinvestment & Common Stock Purchase Plan	46	3,402	—	3,402
Restricted Stock Award - Net - Employees	7	27	—	27
Restricted Stock Award - Board of Directors	5	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,538)	(5,538)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2023	17,729	$239,545	$171,932	$411,477

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Dividend Reinvestment & Common Stock Purchase Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

Net Income	—	—	10,546	10,546
Dividend Reinvestment & Common Stock Purchase Plan	5	253	—	253
Restricted Stock Award - Net - Employees	3	(187)	—	(187)
Restricted Stock Award - Board of Directors	7	397	—	397
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,793)	(5,793)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2024	17,829	$247,014	$185,864	$432,878

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

The consolidated notes within the 2023 Annual Report on Form 10-K (the 2023 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the Company’s financial position as of June 30, 2024, the results of operations for the three and six month periods ended June 30, 2024 and 2023 and cash flows for the six month periods ended June 30, 2024 and 2023. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s December 31, 2023 audited financial statements included in the 2023 Form 10-K.

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

Recent Accounting Guidance

The recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2024 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-07 “Improvements to Reportable Segment Disclosures”	The ASU requires disclosure of significant segment expenses, extends certain annual disclosures to interim periods, and additional qualitative disclosures regarding the chief operating decision maker.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2024. Early adoption is permitted.	Retrospective	The Company is currently evaluating the requirements of ASU 2023-07.
ASU 2023-09 “Improvements to Income Tax Disclosures”	The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2023-09.

Note 2 – Rate and Regulatory Matters

Middlesex – The approval by the New Jersey Board of Public Utilities (NJBPU) in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced PFAS, which includes Perfluorooctanoic Acid (PFOA), into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provides that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction from the December 31, 2023 balance sheet. In 2024, the Company also recognized the recovery of $0.9 million for depreciation and $4.1 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $1.4 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex submitted a customer surcharge filing with the NJBPU in July 2024 to recover costs incurred replacing Middlesex customer-owned lead service lines. The surcharge is for $1.2 million of costs incurred through June 2024, which are expected to be recovered between September 2024 and February 2025. The surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

In May 2024, the NJBPU approved a Distribution System Improvement Charge (DSIC) rate, effective May 26, 2024, that is expected to result in $0.5 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between general rate case proceedings.

Tidewater - Effective July 1, 2024, Tidewater increased its Delaware Public Service Commission (DEPSC)-approved DSIC rate, which is expected to generate revenue of approximately $1.6 million annually.

In July 2024, Tidewater filed a petition seeking DEPSC approval of deferred accounting treatment for costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Through June 30, 2024, Tidewater has spent $0.3 million, included in Operations and Maintenance Expense, and expects to spend approximately $2.1 million through September 30, 2024.

In addition, in July 2024, Tidewater provided the DEPSC a notice of intent to file a general rate case application in the third quarter 2024.

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

Note 3 – Capitalization

Common Stock – During the six months ended June 30, 2024 and 2023, there were 9,683 common shares (approximately $0.5 million) and 75,764 common shares (approximately $5.7 million) respectively, issued under the Middlesex Water Company Investment Plan.

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

In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with expected maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has not drawn down on these loans as of June 30, 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

In July 2024, Tidewater received a commitment for a $2.2 million Delaware SRF loan with a 0.0% interest rate. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. If and when approval is received from the DEPSC, Tidewater expects to close on this loan and draw down on it in 2024.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through June 30, 2024 and expects that the requisitions will continue through late 2024.

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

(Thousands of Dollars)
	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$132,619	$129,574	$133,374	$131,745

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $230.2 million and $231.3 million at June 30, 2024 and December 31, 2023, respectively. Customer advances for construction have carrying amounts of $21.1 million and $21.3 million at June 30, 2024 and December 31, 2023, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2024		2023
Basic:	Income	Shares	Income	Shares
Net Income	$10,546	17,829	$9,901	17,713
Preferred Dividend	(30)		(30)
Earnings Applicable to Common Stock	$10,516	17,829	$9,871	17,713

Basic EPS	$0.59		$0.56

Diluted:
Earnings Applicable to Common Stock	$10,516	17,829	$9,871	17,713
$7.00 Series Preferred Dividend	17	115	17	115
Adjusted Earnings Applicable to Common Stock	$10,533	17,944	$9,888	17,828

Diluted EPS	$0.59		$0.55

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2024		2023
Basic:	Income	Shares	Income	Shares
Net Income	$21,228	17,824	$15,767	17,683
Preferred Dividend	(60)		(60)
Earnings Applicable to Common Stock	$21,168	17,824	$15,707	17,683

Basic EPS	$1.19		$0.89

Diluted:
Earnings Applicable to Common Stock	$21,168	17,824	$15,707	17,683
$7.00 Series Preferred Dividend	34	115	34	115
Adjusted Earnings Applicable to Common Stock	$21,202	17,939	$15,741	17,798

Diluted EPS	$1.18		$0.88

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

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operations by Segments:	2024	2023	2024	2023
Revenues:
Regulated	$45,966	$39,909	$83,431	$74,862
Non – Regulated	3,410	3,056	6,614	6,398
Inter-segment Elimination	(230)	(164)	(375)	(303)
Consolidated Revenues	$49,146	$42,801	$89,670	$80,957

Operating Income:
Regulated	$14,314	$9,820	$23,315	$16,535
Non – Regulated	1,001	849	1,865	1,622
Consolidated Operating Income	$15,315	$10,669	$25,180	$18,157

Net Income:
Regulated	$9,826	$9,307	$19,877	$14,631
Non – Regulated	720	594	1,351	1,136
Consolidated Net Income	$10,546	$9,901	$21,228	$15,767

Capital Expenditures:
Regulated	$14,325	$26,114	$28,701	$50,579
Non – Regulated	23	6	36	56
Total Capital Expenditures	$14,348	$26,120	$28,737	$50,635

	As of	As of
	June 30, 2024	December 31, 2023
Assets:
Regulated	$1,272,096	$1,235,549
Non – Regulated	9,645	8,068
Inter-segment Elimination	(7,102)	(7,565)
Consolidated Assets	$1,274,639	$1,236,052

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of June 30, 2024
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$10.0	$50.0	$60.0	Uncommitted	January 24, 2025
PNC Bank	54.8	$13.2	68.0	Committed	January 31, 2026
CoBank, ACB	7.5	4.5	12.0	Committed	May 20, 2026
	$72.3	$67.7	$140.0

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

The $10.0 million outstanding from Bank of America as of June 30, 2024 matured in July 2024. The borrowings outstanding under the PNC Bank and CoBank, ACB lines of credit as of June 30, 2024 mature daily and are being rolled over on a daily basis. The proceeds of $63.6 million received in July 2024 from the Company’s 3M Settlement Agreement were used to reduce borrowings under its lines of credit. See Note 2 for additional details.

The weighted average interest rate on the outstanding borrowings at June 30, 2024 under these credit lines is 6.51%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Daily Amounts Outstanding	$62,934	$24,220	$56,463	$36,848
Weighted Average Interest Rates	6.43%	6.09%	6.42%	5.75%

Note 7 – Commitments and Contingent Liabilities

Water Supply – Middlesex has an agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water through November 30, 2048. This agreement with the NJWSA provides for an average purchase of 27 million gallons a day (mgd) with a peak up to 47.0 mgd. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.

Middlesex also has an agreement with a non-affiliated NJBPU-regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2026, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases if needed.

Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 60.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Treated	$992	$1,363	$1,901	$2,747
Untreated	861	739	1,711	1,540
Total Costs	$1,853	$2,102	$3,612	$4,287

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.4 million for each of the six months ended June 30, 2024 and 2023, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	June 30, 2024	December 31, 2023
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.4)	(4.1)
ROU Asset	$2.9	$3.2

The Company’s future minimum operating lease commitments as of June 30, 2024 are as follows:

(In Millions)
2024	$0.4
2025	0.8
2026	0.9
2027	0.9
2028	0.9
Thereafter	0.9
Total Lease Payments	$4.8
Imputed Interest	(1.5)
Present Value of Lease Payments	3.3
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.7

*Included in Other Current Liabilities

Construction – The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $13 million in the future. The actual amount and timing of capital expenditures is dependent on the need for upgrade or replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued higher mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter – In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. Middlesex and 3M agreed to enter into a joint mediation on these lawsuits and their ultimate resolution is not known at this time. See Note 2 for additional details.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For the three and six month periods ended June 30, 2024, the Company made cash contributions to the Pension Plan of $2.0 million. For the three and six month periods ended June 30, 2023, the Company did not make cash contributions to the Pension Plan. The Company does not expect to make any additional cash contributions to the Pension Plan over the remainder of the current year.

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the six month periods ended June 30, 2024 and 2023, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2024	2023	2024	2023

Service Cost	$318	$388	$80	$98
Interest Cost	1,070	1,067	328	402
Expected Return on Assets	(1,580)	(1,466)	(846)	(771)
Amortization of Unrecognized Losses	38	164	(275)	(48)
Net Periodic (Benefit) Cost*	$(154)	$153	$(713)	$(319)

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2024	2023	2024	2023
Service Cost	$635	$776	$160	$196
Interest Cost	2,140	2,134	657	804
Expected Return on Assets	(3,161)	(2,932)	(1,692)	(1,542)
Amortization of Unrecognized Losses	76	328	(549)	(96)
Net Periodic (Benefit) Cost*	$(310)	$306	$(1,424)	$(638)

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Regulated Tariff Sales
Residential	$24,736	$22,653	$45,066	$41,657
Commercial	8,584	6,249	14,559	11,627
Industrial	3,639	2,806	6,773	5,645
Fire Protection	3,656	3,145	6,948	6,249
Wholesale	5,208	4,968	9,880	9,521
Non-Regulated Contract Operations	3,293	2,942	6,381	6,172
Total Revenue from Contracts with Customers	$49,116	$42,763	$89,607	$80,871
Other Regulated Revenues	143	88	205	163
Other Non-Regulated Revenues	117	114	233	226
Inter-segment Elimination	(230)	(164)	(375)	(303)
Total Revenue	$49,146	$42,801	$89,670	$80,957

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

Overview

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of collecting, treating and distributing water for domestic, commercial, municipal, industrial and fire protection purposes. We operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and provide regulated wastewater services in New Jersey. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater service we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All municipal or commercial entities whose utility operations are managed by these entities, however, are subject to environmental regulation at the federal and state levels.

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

Recent Developments

Middlesex Chief Financial Officer Retirement and Succession Announcement – On June 10, 2024, the Company named Mohammed G. Zerhouni as its new Senior Vice President, Chief Financial Officer and Treasurer effective June 24, 2024. Mr. Zerhouni joined Middlesex following a comprehensive search for a successor to former Senior Vice President, Treasurer and Chief Financial Officer, A. Bruce O’Connor.

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

Middlesex Distribution System Improvement Charge (DSIC) - In May 2024, the NJBPU approved a DSIC rate, effective May 26, 2024, that is expected to result in $0.5 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between general rate case proceedings.

Tidewater DSIC - Effective July 1, 2024, Tidewater increased its Delaware Public Service Commission (DEPSC)-approved DSIC rate, which is expected to generate revenue of approximately $1.6 million annually.

Tidewater Deferred Accounting Treatment Petition for Lead Service Line Inventory Costs - In July 2024, Tidewater filed a petition seeking DEPSC approval of deferred accounting treatment for costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Through June 30, 2024, Tidewater has spent $0.3 million, included in Operations and Maintenance Expense, and expects to spend approximately $2.1 million through September 30, 2024.

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

In anticipation of these new USEPA standards, in 2023, the Company began, and continues, implementing its strategy to meet these lower MCLs for Regulated PFAS and is currently performing preliminary engineering studies to ensure that effective PFAS treatment approaches are implemented.

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The 2024 projects include, but are not limited to:

●	Replacement of approximately 17,000 linear feet of cast iron 6" water main with ductile iron 8” water main in Woodbridge, New Jersey;
●	Replacement of control room and electrical distribution equipment at our Carl J. Olsen Surface Water Treatment Plant (CJO Plant);
●	Supply and storage improvements and installation of emergency generators at several of our Tidewater facilities;
●	Upgrades and improvements to our Enterprise Resource Planning System; and
●	Various water main replacements and improvements.

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

We continue to make investments in system infrastructure and our operating costs continue to increase in 2024 in a variety of categories. These factors, among others, will require a base rate increase request filing for Tidewater in the third quarter of 2024 and may require base rate increase request filings for Pinelands Water and Pinelands Wastewater in the near term.

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

Results of Operations – Three Months Ended June 30, 2024

	(In Thousands)
	Three Months Ended June 30,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$45,853	$3,293	$49,146	$39,859	$2,942	$42,801
Operations and Maintenance Expense	19,660	2,165	21,825	19,243	1,961	21,204
Depreciation	6,239	66	6,305	6,119	65	6,184
Other Taxes	5,640	61	5,701	4,677	67	4,744
Operating Income	$14,314	$1,001	$15,315	$9,820	$849	$10,669

Other Income, net	2,606	50	2,656	2,102	40	2,142
Interest Charges	4,041	—	4,041	3,251	—	3,251
Income Taxes Expense (Benefit)	3,053	331	3,384	(636)	295	(341)
Net Income	$9,826	$720	$10,546	$9,307	$594	$9,901

Operating Revenues

Operating revenues for the three months ended June 30, 2024 increased $6.3 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased $5.2 million due to the approved base rate increase effective March 1, 2024 and higher commercial and industrial customer billings;
●	Tidewater System revenues increased $0.6 million due to customer growth and higher customer demand;
●	Non-regulated revenues increased $0.4 million, primarily due to higher supplemental contract services; and
●	Pinelands revenues increased $0.1 million due to scheduled rate increases resulting from Pinelands 2023 base rate increase.

Operations and Maintenance Expense

Operations and Maintenance Expense for the three months ended June 30, 2024 increased $0.6 million from the same period in 2023 due to the following factors:

●	An enhanced water treatment process at Middlesex’s Park Avenue Plant resulted in $0.4 million of increased costs;
●	Labor costs increased $0.4 million due to wage increases;
●	Tidewater lead service line inventory compliance costs increased costs by $0.3 million. See Note 2 for additional details;
●	Outside professional support service costs for legal, finance and regulatory matters rose by $0.1 million;
●	Amortization of proceeds from the 3M Company (3M) settlement agreement (Settlement Agreement) reduced costs $0.8 million. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including certain prior year operating expenses, from the proceeds of the 3M Settlement Agreement between Middlesex and 3M to resolve a lawsuit Middlesex previously initiated claiming 3M introduced PFAS into the Company’s water supply for its Park Avenue Wellfield. See Note 2 for additional details; and
●	All other operation and maintenance expense categories increased $0.2 million.

Depreciation

Depreciation expense for the three months ended June 30, 2024 increased $0.1 million from the same period in 2023 due to additional utility plant in service.

Other Taxes

Other Taxes for the three months ended June 30, 2024 increased $1.0 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenues in our Middlesex System and higher payroll related taxes on increased labor costs in our Middlesex System.

Other Income, net

Other Income, net for the three months ended June 30, 2024 increased $0.5 million from the same period in 2023 due primarily to the recovery of carrying costs on the PFAS treatment at Middlesex’s Park Avenue Plant and higher actuarially-determined retirement benefit plans non-service benefit. Lower Allowance for Funds Used During Construction resulting from a lower level of capital projects in progress partially offset these increases. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including carrying costs, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Interest Charges

Interest Charges for the three months ended June 30, 2024 increased $0.8 million from the same period in 2023 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income Taxes for the three months ended June 30, 2024 increased by $3.7 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement recognized in the current period. See Note 2 for additional details.

Results of Operations – Six Months Ended June 30, 2024

	(In Thousands)
	Six Months Ended June 30,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$83,289	$6,381	$89,670	$74,785	$6,172	$80,957
Operations and Maintenance Expense	38,023	4,267	42,290	37,173	4,289	41,462
Depreciation	11,568	133	11,701	12,039	131	12,170
Other Taxes	10,383	116	10,499	9,038	130	9,168
Operating Income	23,315	1,865	25,180	16,535	1,622	18,157

Other Income, net	7,912	109	8,021	3,770	83	3,853
Interest Charges	7,310	—	7,310	5,846	—	5,846
Income Taxes Expense (Benefit)	4,040	623	4,663	(172)	569	397
Net Income	$19,877	$1,351	$21,228	$14,631	$1,136	$15,767

Operating Revenues

Operating Revenues for the six months ended June 30, 2024 increased $8.7 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased $6.8 million due to the approved base rate increase effective March 1, 2024 and higher commercial and industrial customer billings;
●	Tidewater System revenues increased $1.4 million due to customer growth and higher customer demand;
●	Pinelands revenues increased $0.2 million due to scheduled rate increases resulting from Pinelands 2023 base rate increase;

●	Non-regulated revenues increased $0.2 million, primarily due to higher supplemental contract services; and
●	All other revenue categories increased $0.1 million.

Operations and Maintenance Expense

Operations and Maintenance Expense for the six months ended June 30, 2024 increased $0.8 million from the same period in 2023 due to the following factors:

●	Labor and employee benefit cost increased $1.4 million due to compensation and 401k Plan contribution increases;
●	An enhanced water treatment process at Middlesex’s Park Avenue Plant resulted in $0.8 million of increased costs;
●	Outside professional support service costs for legal, finance and regulatory matters rose by $0.3 million;
●	Tidewater lead service line inventory compliance costs increased costs by $0.3 million. See Note 2 for additional details;
●	Higher business insurance premiums increased costs by $0.3 million;
●	Recovery of prior year water treatment operating costs at the Park Avenue Plant and amortization of proceeds from the 3M Settlement Agreement reduced costs $2.4 million. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including certain prior year operating expenses, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details; and
●	All other operation and maintenance expense categories increased $0.1 million.

Depreciation

Depreciation for the six months ended June 30 decreased $0.5 million from the same period in 2023 due to the recovery of prior year depreciation related to upgrades at Middlesex’s Park Avenue Plant partially offset by additional utility plant in service. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including deprecation, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Other Taxes

Other Taxes for the six months ended June 30, 2024 increased $1.3 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenues in our Middlesex System and higher payroll related taxes on increased labor costs in our Middlesex System.

Other Income, net

Other Income, net for the six months ended June 30, 2024 increased $4.2 million from the same period in 2023 due primarily to the recovery of carrying costs on the PFAS treatment upgrades at Middlesex’s Park Avenue Plant and higher actuarially-determined retirement benefit plans non-service benefit. Lower Allowance for Funds Used During Construction resulting from a lower level of capital projects in progress partially offset these increases. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including carrying costs, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Interest Charges

Interest Charges for the six months ended June 30, 2024 increased $1.5 million from the same period in 2023 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income Taxes for the six months ended June 30, 2024 increased by $4.3 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement recognized in the current period. See Note 2 for additional details.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2024, cash flows from operating activities decreased $11.4 million to $17.9 million. The decrease in cash flows from operating activities primarily resulted from accrued recovered costs from Middlesex’s 3M Settlement, timing of vendor payments and higher interest payments partially offset by the impact of Middlesex’s approved base rate increase effective March 1, 2024.

Investing Cash Flows

For the six months ended June 30, 2024, cash flows used in investing activities decreased $21.9 million to $28.7 million due to decreased utility plant expenditures in 2024.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended June 30 , 2024, cash flows from financing activities decreased $5.4 million to $16.5 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and lower net borrowings.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. In addition, in July 2024, we received proceeds of $63.6 million from the 3M Settlement Agreement, which were used to pay down our lines of credit outstanding balance to further support the funding of our capital program.

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

In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with expected maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Each project has its own construction timetable with the last spending set to occur in 2026.

In July 2024, Tidewater received a commitment for a $2.2 million Delaware SRF loan with a 0.0% interest rate. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. After approval is received from the DEPSC, Tidewater expects to close on this loan in September 2024 and draw down the full amount in the fourth quarter of 2024.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2024 to 2059. Over the next twelve months, approximately $8.0 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings, would not have a material effect on our earnings.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended June 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. These ineffective controls create a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, based on the assessment, management has concluded that they represent a material weakness in our internal control over financial reporting and that the Company’s internal control over financial reporting was not effective as of June 30, 2024.

Notwithstanding the material weakness referred to above, Management, including our Principal Executive Officer and Principal Financial Officer, believe that the financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America.

We are committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to, enhancements to our ITGCs and automated auditing features of our IT systems as well as increased monitoring of IT system changes made through certain user accounts. Since the material weakness was first identified, Management has implemented various auditing and monitoring solutions that provide greater transparency into changes made within our information technology (IT) systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes. We have completed the design of and implemented additional controls to remediate the ITGC material weakness and are currently testing the operating effectiveness of these controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
Exhibits designated with a dagger (t) are management contracts or compensatory plans.

(t)10.13	Employment Agreement, dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 10, 2024.

(t)10.14	Change in Control Termination Agreement, dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 10, 2024.

10.55	Financing Agreement (Minos Conaway Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

10.56	Financing Agreement (Kendale Road Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

10.57	Financing Agreement (Bethany Bay Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

10.58	Financing Agreement (DelDOT – Lochmeath), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: July 31, 2024