Form 10-Q
period 2024-09-30
MIDDLESEX WATER CO
filed 2024-10-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2024: Common Stock, No Par Value: 17,855,200 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating Revenues	$55,100	$46,715	$144,770	$127,672

Operating Expenses:
Operations and Maintenance	25,359	22,581	67,649	64,042
Depreciation	6,309	6,376	18,010	18,546
Other Taxes	5,931	4,936	16,430	14,104

Total Operating Expenses	37,599	33,893	102,089	96,692

Operating Income	17,501	12,822	42,681	30,980

Other Income:
Allowance for Funds Used During Construction	354	496	787	2,162
Other Income, net	1,614	936	9,202	3,124

Total Other Income, net	1,968	1,432	9,989	5,286

Interest Charges	3,411	3,518	10,721	9,364

Income before Income Taxes	16,058	10,736	41,949	26,902

Income Taxes	1,739	746	6,402	1,143

Net Income	14,319	9,990	35,547	25,759

Preferred Stock Dividend Requirements	29	30	89	90

Earnings Applicable to Common Stock	$14,290	$9,960	$35,458	$25,669

Earnings per share of Common Stock:
Basic	$0.80	$0.56	$1.99	$1.45
Diluted	$0.80	$0.56	$1.98	$1.44

Average Number of
Common Shares Outstanding :
Basic	17,838	17,758	17,828	17,708
Diluted	17,952	17,873	17,943	17,823

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		September 30,	December 31,
ASSETS		2024	2023
UTILITY PLANT:	Water Production	$310,661	$303,791
	Transmission and Distribution	837,233	809,862
	General	104,103	100,593
	Construction Work in Progress	34,995	19,636
	TOTAL	1,286,992	1,233,882
	Less Accumulated Depreciation	249,266	235,540
	UTILITY PLANT - NET	1,037,726	998,342

CURRENT ASSETS:	Cash and Cash Equivalents	6,344	2,390
	Accounts Receivable, net of allowance for credit losses of $2,424 and $2,137, respectively in 2024 and 2023	22,703	18,172
	Litigation Settlement Receivable	—	69,872
	Unbilled Revenues	13,418	9,297
	Materials and Supplies (at average cost)	6,550	6,972
	Prepayments	3,131	1,833
	TOTAL CURRENT ASSETS	52,146	108,536

OTHER ASSETS:	Operating Lease Right of Use Asset	2,718	3,185
	Preliminary Survey and Investigation Charges	2,018	1,932
	Regulatory Assets	96,302	90,694
	Non-utility Assets - Net	11,854	11,584
	Employee Benefit Plans	26,851	21,779
	TOTAL OTHER ASSETS	139,743	129,174
	TOTAL ASSETS	$1,229,615	$1,236,052

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$247,576	$246,764
	Retained Earnings	194,359	176,227
	TOTAL COMMON EQUITY	441,935	422,991
	Preferred Stock	1,889	2,084
	Long-term Debt	352,282	358,153
	TOTAL CAPITALIZATION	796,106	783,228

CURRENT	Current Portion of Long-term Debt	7,745	7,740
LIABILITIES:	Notes Payable	17,500	42,750
	Accounts Payable	32,355	27,618
	Litigation Settlement Payable	—	6,237
	Accrued Taxes	13,408	10,535
	Accrued Interest	2,396	3,138
	Unearned Revenues and Advanced Service Fees	1,555	1,390
	Other	4,953	4,421
	TOTAL CURRENT LIABILITIES	79,912	103,829

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Customer Advances for Construction	21,542	21,313
	Lease Obligations	2,589	3,063
	Accumulated Deferred Income Taxes	95,413	88,736
	Regulatory Liabilities	53,920	113,021
	Other	437	592
	TOTAL OTHER LIABILITIES	173,901	226,725

CONTRIBUTIONS IN AID OF CONSTRUCTION		179,696	122,270
	TOTAL CAPITALIZATION AND LIABILITIES	$1,229,615	$1,236,052

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,547	$25,759
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,231	22,106
Provision for Deferred Income Taxes and Investment Tax Credits	408	(4,685)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(465)	(1,300)
Cash Surrender Value of Life Insurance	(318)	(144)
Stock Compensation Expense	1,227	1,790
Changes in Assets and Liabilities:
Accounts Receivable	(4,531)	(2,972)
Unbilled Revenues	(4,121)	(2,657)
Materials and Supplies	422	(228)
Prepayments	(1,298)	(294)
Accounts Payable	4,737	3,757
Accrued Taxes	2,873	(4,019)
Accrued Interest	(742)	11
Employee Benefit Plans	(5,781)	(1,487)
Unearned Revenue and Advanced Service Fees	165	94
Receovered Costs-Litigation Settlement	(8,774)	—
Other Assets and Liabilities	(2,245)	4,255

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,335	39,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $322 in 2024 and $862 in 2023	(49,480)	(73,074)

NET CASH USED IN INVESTING ACTIVITIES	(49,480)	(73,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,438)	(16,460)
Proceeds from Issuance of Long-term Debt	592	70,640
Net Short-term Bank Borrowings	(25,250)	(13,250)
Proceeds from Litigation Settlement, net	63,635	—
Deferred Debt Issuance Expense	(54)	(123)
Common Stock Issuance Expense	—	(10)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(1,350)	(619)
Proceeds from Issuance of Common Stock	740	9,025
Payment of Common Dividends	(17,326)	(16,600)
Payment of Preferred Dividends	(89)	(90)
Construction Advances and Contributions-Net	1,639	(283)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,099	32,230
NET CHANGES IN CASH AND CASH EQUIVALENTS	3,954	(858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,390	3,828
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,344	$2,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$6,959	$5,954
Litigation Settlement Receivable	$(6,237)	$93,163
Litigation Settlement Payable	$(6,237)	$27,949
Conversion of Preferred Stock into Common Stock	$194	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$11,695	$9,589
Interest Capitalized	$322	$862
Income Taxes	$2,413	$2,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	September 30,	December 31,
	2024	2023
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2024 - 17,855; 2023 - 17,821	$247,576	$246,764

Retained Earnings	194,359	176,227
TOTAL COMMON EQUITY	$441,935	$422,991

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2024-19; 2023-21
Convertible:
Shares Outstanding, $7.00 Series - 2024-8; 2023-10	$810	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,889	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2026-2059	$274,602	$278,374
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	67,616	69,724
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	16,671	16,638
SUBTOTAL LONG-TERM DEBT	358,889	364,736
Add: Premium on Issuance of Long-term Debt	6,386	6,529
Less: Unamortized Debt Expense	(5,248)	(5,372)
Less: Current Portion of Long-term Debt	(7,745)	(7,740)
TOTAL LONG-TERM DEBT	$352,282	$358,153

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328
Net Income	—	—	5,868	5,868
Middlesex Water Company Invesment Plan	29	2,342	—	2,342
Restricted Stock Award - Net - Employees	—	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,513)	(5,513)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2023	17,671	$235,756	$167,599	$403,355

Net Income	—	—	9,901	9,901
Middlesex Water Company Invesment Plan	46	3,402	—	3,402
Restricted Stock Award - Net - Employees	7	27	—	27
Restricted Stock Award - Board of Directors	5	360	—	360
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,538)	(5,538)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2023	17,729	$239,545	$171,932	$411,477

Net Income	—	—	9,990	9,990
Middlesex Water Company Invesment Plan	42	3,281	—	3,281
Restricted Stock Award - Net - Employees	—	424	—	424
Cash Dividends on Common Stock ($0.3125 per share)	—	—	(5,549)	(5,549)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Common Stock Expenses	—	—	(10)	(10)
Balance at September 30, 2023	17,771	$243,250	$176,333	$419,583

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Middlesex Water Company Invesment Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

Net Income	—	—	10,546	10,546
Middlesex Water Company Invesment Plan	5	253	—	253
Restricted Stock Award - Net - Employees	3	(187)	—	(187)
Restricted Stock Award - Board of Directors	7	397	—	397
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,793)	(5,793)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2024	17,829	$247,014	$185,864	$432,878

Net Income	—	—	14,319	14,319
Middlesex Water Company Invesment Plan	4	235	—	182
Restricted Stock Award - Net - Employees	—	133	—	186
Conversion of $7.00 Series Cumulative Convertible Stock	22	194	—	194
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,795)	(5,795)
Cash Dividends on Preferred Stock	—	—	(29)	(29)
Balance at September 30, 2024	17,855	$247,576	$194,359	$441,935

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

The consolidated notes within the 2023 Annual Report on Form 10-K (the 2023 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to present fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine month periods ended September 30, 2024 and 2023 and cash flows for the nine month periods ended September 30, 2024 and 2023. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s December 31, 2023 audited financial statements included in the 2023 Form 10-K.

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

Recent Accounting Guidance

The recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2024 are as follows:

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

Note 2 – Rate and Regulatory Matters

Middlesex – The approval by the New Jersey Board of Public Utilities (NJBPU) in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced PFAS, which includes Perfluorooctanoic Acid (PFOA), into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provides that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction from the December 31, 2023 balance sheet. In 2024, the Company also recognized the recovery of $0.9 million for depreciation and $4.1 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $1.8 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex submitted a customer surcharge filing with the NJBPU in July 2024 to recover costs incurred replacing Middlesex customer-owned lead service lines. The surcharge is for $1.4 million of costs incurred through June 2024, which are expected to be recovered between September 2024 and February 2025. The surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

In October 2024, Middlesex filed a second Distribution System Improvement Charge (DSIC) rate application that is expected to result in $1.1 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between general rate case proceedings.

In October 2024, Middlesex filed a petition with the NJBPU seeking approval to set a Purchased Water Adjustment Clause tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU.

Tidewater - In September 2024, the Delaware Public Service Commission (DEPSC) approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Through September 30, 2024, Tidewater has spent $1.7 million, which is included in Regulatory Assets and will be recovered through a surcharge mechanism.

In August 2024, Tidewater filed an application with the DEPSC to increase its general rates for water service. In the application, Tidewater seeks an overall increase in annual operating revenue of $10.3 million or 25.66% over current revenue. The request for rate increases will allow Tidewater to recover prudently incurred investments made in the last ten years to support continued regulatory compliance, enhance water quality, service reliability, security and resiliency of the water utility infrastructure assets. Effective October 30, 2024, Tidewater received approval of the DEPSC to suspend its DSIC rate and implement an interim rate increase, which is expected to result in approximately $2.5 million of annual revenues, subject to refund pending the outcome of the rate case application.

Twin Lakes Utilities, Inc. (Twin Lakes) – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. Pursuant to the Pennsylvania Public Utility Code, Twin Lakes filed a petition requesting the Pennsylvania Public Utilities Commission (PAPUC) to order the acquisition of Twin Lakes by a capable public utility. The PAPUC assigned an Administrative Law Judge (ALJ) to adjudicate the matter and submit a recommended decision (Recommended Decision) to the PAPUC. As part of this legal proceeding the PAPUC also issued an Order in January 2021 appointing a large Pennsylvania based investor-owned water utility as the receiver (the Receiver Utility) of the Twin Lakes system until the petition is fully adjudicated by the PAPUC. In November 2021, the PAPUC issued an Order affirming the ALJ’s Recommended Decision, ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. Twin Lakes immediately filed a Petition For Review (PFR) with the Commonwealth Court of Pennsylvania (the Commonwealth Court) seeking reversal and vacation of the escrow requirement on the grounds that it violates the Pennsylvania Public Utility Code as well as the United States Constitution. In addition, Twin Lakes filed an emergency petition for stay of the PAPUC Order pending the Commonwealth Court’s review of the merits arguments contained in Twin Lakes’ PFR. In December 2021, the Commonwealth Court granted Twin Lakes’ emergency petition, pending its review. In August 2022, the Commonwealth Court issued an opinion upholding PAPUC’s November 2021 Order in its entirety. In September 2022, Twin Lakes filed a Petition For Allowance of Appeal (Appeal Petition) to the Supreme Court of Pennsylvania seeking reversal of the Commonwealth Court’s decision to uphold the escrow requirement on the grounds that the Commonwealth Court erred in failing to address Twin Lakes’ claims that because the $1.7 million escrow requirement placed on Middlesex violated Middlesex’s constitutional rights, Middlesex’s refusal to submit this escrow payment would jeopardize the relief Twin Lakes was otherwise entitled to in the appointment of the Receiver Utility. In March 2023, the Supreme Court of Pennsylvania issued a decision denying Twin Lakes’ Appeal Petition without addressing this claim on the merits. As a result of the Pennsylvania Courts’ failure to address Twin Lakes’ claim, Middlesex subsequently filed a Complaint with the United States District Court for the Middle District of Pennsylvania (US District Court) to address the issue of whether the PAPUC’s Order violated Middlesex’s rights under the United States Constitution. On January 18, 2024, the US District Court issued a decision dismissing Middlesex’s complaint without addressing Middlesex’s claims on the merits. On January 31, 2024, Middlesex filed a Notice of Appeal of the US District Court’s decision with the United States Court of Appeals for the Third Circuit (Third Circuit Court). Briefing before the Third Circuit Court is complete and a three-judge panel will issue a written decision based on the briefs without scheduling any oral arguments. The decision is expected to be issued in the first half of 2025. The estimated loss recorded by the Company related to this matter, the financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Note 3 – Capitalization

Common Stock – During the nine months ended September 30, 2024 and 2023, there were 13,498 common shares (approximately $0.7 million) and 118,501 common shares (approximately $9.0 million) respectively, issued under the Middlesex Water Company Investment Plan.

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

In the third quarter of 2024, 1,849 shares of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 22,188 shares (approximately $0.2 million) of common stock.

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

In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with expected maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down less than $0.1 million on these loans as of September 30, 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with expected maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater expects to draw down on this loan in the fourth quarter of 2024.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through September 30, 2024 and expects that the requisitions will continue through the second quarter of 2025.

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

(Thousands of Dollars)
	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$129,602	$127,760	$133,374	$131,745

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $229.3 million and $231.3 million at September 30, 2024 and December 31, 2023, respectively. Customer advances for construction have carrying amounts of $21.5 million and $21.3 million at September 30, 2024 and December 31, 2023, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2024		2023
Basic:	Income	Shares	Income	Shares
Net Income	$14,319	17,838	$9,990	17,758
Preferred Dividend	(29)		(30)
Earnings Applicable to Common Stock	$14,290	17,838	$9,960	17,758

Basic EPS	$0.80		$0.56

Diluted:
Earnings Applicable to Common Stock	$14,290	17,838	$9,960	17,758
$7.00 Series Preferred Dividend	17	114	17	115
Adjusted Earnings Applicable to Common Stock	$14,307	17,952	$9,977	17,873

Diluted EPS	$0.80		$0.56

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2024		2023
Basic:	Income	Shares	Income	Shares
Net Income	$35,547	17,828	$25,759	17,708
Preferred Dividend	(89)		(90)
Earnings Applicable to Common Stock	$35,458	17,828	$25,669	17,708

Basic EPS	$1.99		$1.45

Diluted:
Earnings Applicable to Common Stock	$35,458	17,828	$25,669	17,708
$7.00 Series Preferred Dividend	50	115	51	115
Adjusted Earnings Applicable to Common Stock	$35,508	17,943	$25,720	17,823

Diluted EPS	$1.98		$1.44

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

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operations by Segments:	2024	2023	2024	2023
Revenues:
Regulated	$52,252	$43,763	$135,682	$118,625
Non – Regulated	3,325	3,251	9,940	9,649
Inter-segment Elimination	(477)	(299)	(852)	(602)
Consolidated Revenues	$55,100	$46,715	$144,770	$127,672

Operating Income:
Regulated	$16,673	$12,008	$39,990	$28,543
Non – Regulated	828	814	2,691	2,437
Consolidated Operating Income	$17,501	$12,822	$42,681	$30,980

Net Income:
Regulated	$13,697	$9,384	$33,576	$24,017
Non – Regulated	622	606	1,971	1,742
Consolidated Net Income	$14,319	$9,990	$35,547	$25,759

Capital Expenditures:
Regulated	$20,743	$22,415	$49,444	$72,994
Non – Regulated	—	24	36	80
Total Capital Expenditures	$20,743	$22,439	$49,480	$73,074

	As of	As of
	September 30, 2024	December 31, 2023
Assets:
Regulated	$1,236,131	$1,235,549
Non – Regulated	9,525	8,068
Inter-segment Elimination	(16,041)	(7,565)
Consolidated Assets	$1,229,615	$1,236,052

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of September 30, 2024
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 24, 2025
PNC Bank	17.5	$50.5	68.0	Committed	January 31, 2026
CoBank, ACB	—	12.0	12.0	Committed	May 20, 2026
	$17.5	$122.5	$140.0

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

The borrowings outstanding under the PNC Bank lines of credit as of September 30, 2024 mature daily and are being rolled over on a daily basis.

The weighted average interest rate on the outstanding borrowings at September 30, 2024 under these credit lines is 5.94%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Daily Amounts Outstanding	$23,476	$25,015	$44,620	$32,860
Weighted Average Interest Rates	6.41%	6.37%	6.42%	5.89%

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

Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 60.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Treated	$796	$1,607	$2,697	$4,353
Untreated	611	812	2,322	2,352
Total Costs	$1,407	$2,419	$5,019	$6,705

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.6 million for each of the nine months ended September 30, 2024 and 2023, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	September 30, 2024	December 31, 2023
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.6)	(4.1)
ROU Asset	$2.7	$3.2

The Company’s future minimum operating lease commitments as of September 30, 2024 are as follows:

(In Millions)
2024	$0.2
2025	0.8
2026	0.9
2027	0.9
2028	0.9
Thereafter	0.9
Total Lease Payments	$4.6
Imputed Interest	(1.4)
Present Value of Lease Payments	3.2
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.6

*Included in Other Current Liabilities

Construction – The Company has entered into several construction contracts that, in the aggregate, obligate expenditure of an estimated $14.5 million in the future. The actual amount and timing of capital expenditures is dependent on the need for upgrade or replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs. With continued higher mortgage interest rates, as well as other financial market uncertainties, there is no assurance that projected customer growth and residential new home construction and sales will occur.

PFOA Matter – In November 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water replacement and other related costs and economic damages. Middlesex and 3M agreed to enter into a joint mediation on these lawsuits. On August 30, 2024, the parties to the two PFOA-related class action lawsuits entered into a signed Settlement Term Sheet (Term Sheet) to resolve both matters. The parties are in the process of memorializing the settlement into a Settlement Agreement that is expected to be completed in the fourth quarter of 2024. The Company does not believe that the Term Sheet nor the anticipated Settlement Agreement, once executed, will have any material financial or operational impact to Middlesex. See Note 2 for additional details.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s defined benefit pension plan (Pension Plan) covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but do participate in a defined contribution plan that provides for a potential annual contribution in an amount at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For the three month period ended September 30, 2024, the Company did not make cash contributions to the Pension Plan. For the nine month period ended September 30, 2024, the Company contributed $2.0 million to the Pension Plan. For the three and nine month periods ended September 30, 2023, the Company did not make cash contributions to the Pension Plan. The Company does not expect to make any additional cash contributions to the Pension Plan over the remainder of the current year.

Other Postretirement Benefits – The Company’s retirement plan other than pensions (Other Benefits Plan) covers substantially all currently eligible retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the nine month periods ended September 30, 2024 and 2023, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $0.9 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2024	2023	2024	2023

Service Cost	$318	$388	$80	$98
Interest Cost	1,070	1,067	328	402
Expected Return on Assets	(1,580)	(1,466)	(846)	(771)
Amortization of Unrecognized Losses	38	164	(275)	(48)
Net Periodic (Benefit) Cost*	$(154)	$153	$(713)	$(319)

	(In Thousands)
	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2024	2023	2024	2023
Service Cost	$953	$1,163	$240	$293
Interest Cost	3,210	3,202	985	1,206
Expected Return on Assets	(4,741)	(4,399)	(2,538)	(2,312)
Amortization of Unrecognized Losses	114	493	(824)	(143)
Net Periodic (Benefit) Cost*	$(464)	$459	$(2,137)	$(956)

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Regulated Tariff Sales
Residential	$28,889	$25,070	$73,955	$66,726
Commercial	9,693	6,926	24,252	18,553
Industrial	3,799	3,396	10,573	9,041
Fire Protection	3,641	3,203	10,589	9,453
Wholesale	5,839	4,958	15,720	14,479
Non-Regulated Contract Operations	3,208	3,137	9,588	9,309
Total Revenue from Contracts with Customers	$55,069	$46,690	$144,677	$127,561
Other Regulated Revenues	391	210	595	373
Other Non-Regulated Revenues	117	114	350	340
Inter-segment Elimination	(477)	(299)	(852)	(602)
Total Revenue	$55,100	$46,715	$144,770	$127,672

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 61,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,300 households in Kent and Sussex Counties through various operations and maintenance contracts.

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

Recent Developments

Middlesex Base Rate Increase Approval - In February 2024, the New Jersey Board of Public Utilities (NJBPU) approved the negotiated settlement which is expected to increase annual operating revenues by $15.4 million effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service.

Middlesex Distribution System Improvement Charge (DSIC) - In October 2024, Middlesex filed a second DSIC rate application that is expected to result in $1.1 million of annual revenues. A DSIC is a rate-mechanism that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements made between general rate case proceedings.

Middlesex Purchase Water Adjustment Clause (PWAC)- In October 2024, Middlesex filed a petition with the NJBPU seeking approval to set a PWAC tariff rate to recover additional costs of $0.6 million for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU.

Tidewater Lead Service Line Inventory Costs Recovery - In September 2024, the Delaware Public Service Commission (DEPSC) approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Through September 30, 2024, Tidewater has spent $1.7 million, which is included in Regulatory Assets and will be recovered through a surcharge mechanism.

Tidewater Base Water Rate Increase Application - In August 2024, Tidewater filed an application with the DEPSC to increase its general rates for water service. In the application, Tidewater seeks an overall increase in annual operating revenue of $10.3 million or 25.66% over current revenue. The request for rate increases will allow Tidewater to recover prudently incurred investments made in the last ten years to support continued regulatory compliance, enhance water quality, service reliability, security and resiliency of the water utility infrastructure assets. Effective October 30, 2024, Tidewater received approval of the DEPSC to suspend its DSIC rate and implement an interim rate increase, which is expected to result in approximately $2.5 million of annual revenues, subject to refund pending the outcome of the rate case application.

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

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The 2024 projects include, but are not limited to:

●	Replacement of approximately 17,000 linear feet of cast iron 6" water main with ductile iron 8” water main in Woodbridge, New Jersey;
●	Replacement of control room and electrical distribution equipment at our Carl J. Olsen Surface Water Treatment Plant (CJO Plant) in Edison, New Jersey;
●	Supply and storage improvements and installation of emergency generators at several of our Tidewater facilities;
●	Upgrades and improvements to our Enterprise Resource Planning System; and
●	Various water main replacements and improvements.

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

We continue to make investments in system infrastructure and our operating costs continue to increase in 2024 in a variety of categories. These factors, among others, required a base rate increase request filing for Tidewater in the third quarter of 2024 and will likely require a base rate increase request filing for Middlesex in 2025.

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

Results of Operations – Three Months Ended September 30, 2024

	(In Thousands)
	Three Months Ended September 30,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$51,892	$3,208	$55,100	$43,578	$3,137	$46,715
Operations and Maintenance Expense	23,092	2,267	25,359	20,376	2,205	22,581
Depreciation	6,245	64	6,309	6,311	65	6,376
Other Taxes	5,882	49	5,931	4,883	53	4,936
Operating Income	$16,673	$828	$17,501	$12,008	$814	$12,822

Other Income, net	1,892	76	1,968	1,354	78	1,432
Interest Charges	3,411	—	3,411	3,518	—	3,518
Income Taxes Expense	1,457	282	1,739	460	286	746
Net Income	$13,697	$622	$14,319	$9,384	$606	$9,990

Operating Revenues

Operating revenues for the three months ended September 30, 2024 increased $8.4 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased $6.1 million due to the approved base rate increase effective March 1, 2024 and increased weather-driven customer demand;
●	Tidewater System revenues increased $2.1 million due to customer growth and increased weather-driven customer demand;
●	Pinelands revenues increased $0.1 million due to increased weather-driven customer water demand and scheduled rate increases resulting from Pinelands’ 2023 base rate increases; and
●	Non-regulated revenues increased $0.1 million, primarily due to higher supplemental contract services.

Operations and Maintenance Expense

Operations and Maintenance Expense for the three months ended September 30, 2024 increased $2.8 million from the same period in 2023 due to increased legal, financial and regulatory matter costs, an enhanced water treatment process at Middlesex’s Park Avenue Plant, increased labor costs due to annual wage increases and higher energy and chemical costs due to increased water demand.

Depreciation

Depreciation expense for the three months ended September 30, 2024 decreased $0.1 million from the same period in 2023 due to less average utility plant in service during the quarter. The conclusion of Middlesex’s 2023 base rate increase request allowed proceeds from the 3M Settlement Agreement to reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades. See Note 2 for additional details.

Other Taxes

Other Taxes for the three months ended September 30, 2024 increased $1.0 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenues in our Middlesex System and higher payroll related taxes on increased labor costs.

Other Income, net

Other Income, net for the three months ended September 30, 2024 increased $0.5 million from the same period in 2023 due primarily to higher actuarially-determined retirement benefit plans non-service benefit. Lower Allowance for Funds Used During Construction resulting from a lower level of capital projects in progress partially offset these increases. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including carrying costs, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Interest Charges

Interest Charges for the three months ended September 30, 2024 decreased $0.1 million from the same period in 2023 due to lower average debt outstanding.

Income Taxes

Income Taxes for the three months ended September 30, 2024 increased by $1.0 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement recognized in the current period. See Note 2 for additional details.

Results of Operations – Nine Months Ended September 30, 2024

	(In Thousands)
	Nine Months Ended September 30,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$135,181	$9,589	$144,770	$118,363	$9,309	$127,672
Operations and Maintenance Expense	61,115	6,534	67,649	57,548	6,494	64,042
Depreciation	17,812	198	18,010	18,350	196	18,546
Other Taxes	16,264	166	16,430	13,922	182	14,104
Operating Income	39,990	2,691	42,681	28,543	2,437	30,980

Other Income, net	9,804	185	9,989	5,126	160	5,286
Interest Charges	10,721	—	10,721	9,364	—	9,364
Income Taxes Expense	5,497	905	6,402	288	855	1,143
Net Income	$33,576	$1,971	$35,547	$24,017	$1,742	$25,759

Operating Revenues

Operating Revenues for the nine months ended September 30, 2024 increased $17.1 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased $12.9 million due to the approved base rate increase effective March 1, 2024, increased weather-driven customer demand and higher commercial and industrial customer billings;
●	Tidewater System revenues increased $3.5 million due to customer growth and increased weather-driven customer demand;
●	Pinelands revenues increased $0.4 million due to scheduled rate increases resulting from Pinelands’ 2023 base rate increase and increased weather-driven water customer demand; and
●	Non-regulated revenues increased $0.3 million, primarily due to higher supplemental contract services.

Operations and Maintenance Expense

Operations and Maintenance Expense for the nine months ended September 30, 2024 increased $3.6 million from the same period in 2023 due to increased legal, financial and regulatory matter costs, an enhanced water treatment process at Middlesex’s Park Avenue Plant, increased labor costs due to annual wage increases and higher energy costs due to increased water demand.

Depreciation

Depreciation for the nine months ended September 30, 2024 decreased $0.5 million from the same period in 2023 due to the recovery of prior year depreciation related to upgrades at Middlesex’s Park Avenue Plant partially offset by additional utility plant in service. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including depreciation, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Other Taxes

Other Taxes for the nine months ended September 30, 2024 increased $2.3 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenues in Middlesex and higher payroll related taxes on increased labor costs.

Other Income, net

Other Income, net for the nine months ended September 30, 2024 increased $4.7 million from the same period in 2023 due primarily to the recovery of carrying costs on the PFAS treatment upgrades at Middlesex’s Park Avenue Plant and higher actuarially-determined retirement benefit plans non-service benefit. Lower Allowance for Funds Used During Construction resulting from a lower level of capital projects in progress partially offset these increases. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including carrying costs, from the proceeds from the 3M Settlement Agreement. See Note 2 for additional details.

Interest Charges

Interest Charges for the nine months ended September 30, 2024 increased $1.4 million from the same period in 2023 due to higher average debt outstanding and an increase in average borrowing rates.

Income Taxes

Income Taxes for the nine months ended September 30, 2024 increased by $5.3 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement recognized in the current period. See Note 2 for additional details.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2024, cash flows from operating activities decreased $2.7 million to $37.3 million. The decrease in cash flows from operating activities primarily resulted from accrued recovered costs from Middlesex’s 3M Settlement, increases in customer receivables and unbilled revenues and higher interest payments partially offset by the impact of Middlesex’s approved base rate increase effective March 1, 2024.

Investing Cash Flows

For the nine months ended September 30, 2024, cash flows used in investing activities decreased $23.6 million to $49.5 million due to decreased utility plant expenditures in 2024.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the nine months ended September 30, 2024, cash flows from financing activities decreased $16.1 million to $16.1 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and long-term debt offset by proceeds received from a litigation settlement.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Investment Plan and proceeds from sales offerings to the public of our common stock. In addition, in July 2024, we received net proceeds of $63.6 million from the 3M Settlement Agreement, which were used to pay down our lines of credit outstanding balance to further support the funding of our capital program.

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

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater expects to draw down on this loan in the fourth quarter of 2024.

In order to fully fund the ongoing investment program in our utility plant infrastructure and maintain a balanced capital structure consistent with regulators’ expectations for a regulated water utility, Middlesex may offer for sale additional shares of its common stock. The amount, timing and method of sale of common stock is dependent on the timing of construction expenditures, the level of additional debt financing and financial market conditions. As approved by the NJBPU, the Company is authorized to issue and sell up to 1.0 million shares of its common stock in one or more transactions through December 31, 2025.

Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2025 to 2059. Over the next twelve months, approximately $7.7 million of the current portion of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on our earnings.

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

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer for the quarter ended September 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting and that our disclosure controls and procedures were effective as of September 30, 2024.

In 2023, the Company’s independent registered public accounting firm, Baker Tilly US, LLP (Baker Tilly), conducted a routine internal quality review of its integrated audit of the Company’s 2022 consolidated financial statements and internal control over financial reporting as of December 31, 2022. As a result of this review, Baker Tilly re-examined the Company’s information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Certain of those controls were found to be deficient because of a lack of sufficient IT control processes designed to prevent or detect unauthorized changes in applications and data in selected IT environments. These ineffective controls created a possibility that material misstatements in financial reporting processes and financial statement accounts in our consolidated financial statements would not be prevented or detected on a timely basis and, therefore, based on the assessment, management concluded that they represented a material weakness in our internal control over financial reporting that continued to exist as of June 30, 2024. This material weakness did not result in any material misstatements to the Company’s financial statements.

Our remediation process for the material weakness noted above included, but was not limited to, enhancements to our ITGCs and automated auditing features of our IT systems as well as increased monitoring of IT system changes made through certain user accounts. Since the material weakness was first identified, Management implemented various auditing and monitoring solutions that provide greater transparency into changes made within our IT systems. These control solutions are supported by a timely review process that focuses on the proper authorization and approval of IT system changes. As of September 30, 2024, we have completed the design, implementation and testing of the additional controls to remediate the ITGC material weakness and have concluded that the controls were operating effectively and the material weakness has been remediated.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

PFOA Regulatory Notice of Non-Compliance

Vera et al. v. Middlesex Water Company and Lonsk et al. v. Middlesex Water Company and 3M Company – On August 30, 2024, the parties to the Vera et al. v. Middlesex Water Company and Lonsk et al v. Middlesex Water Company litigations entered into a signed Settlement Term Sheet (Term Sheet) in a step towards resolution of both matters. The parties are in the process of memorializing the settlement into a Settlement Agreement that is expected to be completed by the parties in the Fourth Quarter of 2024. The Company does not believe that the Term Sheet and the anticipated Settlement Agreement, once executed, will have any material financial or operational impact to Middlesex.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

10.59	Financing Agreement (Lead and Copper Rule Service Lines Field Verifications Project), dated September 27, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)