Form 10-K
period 2024-12-31
MIDDLESEX WATER CO
filed 2025-02-28
CIK 66004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(Address o f principal executive offices, including zip code)

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

Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2024 was $906,502,416 based on the closing market price of $52.26 per share on the NASDAQ Global Select Market.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 26, 2025:

Common Stock, No par Value 17,887,454 shares outstanding

Documents Incorporated by Reference

Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 20, 2025, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2024 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MIDDLESEX WATER COMPANY

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Middlesex Water Company (the Company) intends that these statements be covered by the safe harbors created under those laws. They include, but are not limited to statements as to:

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

The terms “the Company,” “we,” “our,” and “us” collectively refer to Middlesex Water Company (Middlesex) and its subsidiaries, including Tidewater Utilities, Inc. (Tidewater) and Tidewater’s wholly-owned subsidiaries, Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh). The Company’s other subsidiaries are Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA) and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA).

Overview

Middlesex was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems primarily in New Jersey and Delaware. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients primarily in New Jersey and Delaware. Across our regulated utility systems, we serve approximately 128,000 customers. We operate water and wastewater systems under unregulated contracts for governmental entities and private entities.

Our principal executive offices are located at 485C Route 1 South, Suite 400, Iselin, New Jersey 08830. Our telephone number is (732) 634-1500. Our website address is www.middlesexwater.com. Information contained on our website is not part of this Annual Report on Form 10-K. We make available, free of charge through our website, reports and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the SEC). We also periodically provide certain information for investors on our website, and our investor relations website, investors.middlesexwater.com. This includes press releases and other information about dividends on the Company’s equity securities.

Middlesex System

Located in New Jersey, the Middlesex System provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County and under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 67% of our 2024 consolidated operating revenues.

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

The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of over 200,000. Contract sales to the Townships of Edison and Marlboro, the City of Rahway and the Old Bridge Municipal Utilities Authority are supplemental to the water systems owned and operated by these customers. Middlesex is the primary source of water for the Borough of Highland Park and the Township of East Brunswick.

Tidewater System

Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 62,000 retail customers for residential, commercial and fire protection purposes in over 480 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 24% of our 2024 consolidated operating revenues.

USA-PA

USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a ten-year agreement, which expires in December 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 3% of our 2024 consolidated operating revenues.

Pinelands Systems

Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2024 consolidated operating revenues.

Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers and one municipal wastewater system in Burlington County, New Jersey. Pinelands Wastewater produced approximately 1% of our 2024 consolidated operating revenues.

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

USA produced approximately 3% of our 2024 consolidated operating revenues.

White Marsh

White Marsh operates or maintains water and/or wastewater systems that serve approximately 4,300 service connections under 28 separate contracts, primarily in New Castle, Kent and Sussex Counties, Delaware. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 1% of our 2024 consolidated operating revenues.

Financial Information

Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2024	2023	2022

Operating Revenues	$191,877	$166,274	$162,434

Operating Income	$53,210	$39,223	$47,333

Net Income	$44,351	$31,524	$42,429

Operating revenues were earned from the following sources:

	Years Ended December 31,
	2024	2023	2022

Residential	51.0%	52.1%	52.3%
Commercial	16.6	14.4	14.0
Industrial	7.2	7.0	6.9
Fire Protection	7.4	7.6	7.8
Contract Sales	11.0	11.5	11.6
Contract Operations	6.8	7.4	7.4
Total	100.0%	100.0%	100.0%

Water Supplies and Contracts

Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System is not interconnected with the Middlesex System. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System

Our Middlesex System produced approximately 14.3 billion gallons in 2024 from:

●	The Carl J. Olsen Surface Water Treatment Plant (CJO Plant)-10.3 billion gallons;
●	Company-owned wells (ground water)-2.9 billion gallons; and
●	The balance purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2026. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases.

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

Tidewater System

Our Tidewater System, together with our wholly-owned subsidiary, Southern Shores, produced approximately 3.3 billion gallons in 2024, primarily from 172 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual purchases of up to 75.0 million gallons of treated water from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 480 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.

Pinelands Water System

Water supply to our Pinelands Water System is derived from four wells which produced approximately 141.1 million gallons in 2024. The aggregate pumping capacity of the four wells is 2.2 mgd.

Wastewater Facilities

Pinelands Wastewater System

The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 92.6 million gallons in 2024.

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

Workforce

As of December 31, 2024, the Company had 360 employees. None of our employees is subject to a collective bargaining agreement. We believe our employee relations are positive.

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

Safety

The Company has implemented safety programs and management practices designed to promote a culture of safety to protect its employees. This includes required trainings for employees, as well as specific qualifications and certifications for certain operational employees. All employees have been empowered to report, and immediately stop work which, in their personal judgement, is unsafe or is not consistent with our safety policies and procedures. They can take this action without fear of reprisal.

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

Belonging & Inclusion

The Company is committed to fostering a workplace where employees feel valued, respected, and empowered to contribute their unique perspectives. The Company is focused on recruitment and/or development of both external and internal candidates so that all prospective and current employees are provided an opportunity to advance their careers. Statements on belonging and inclusion can be found on our website and are not part of this Annual Report on Form 10-K.

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

Regulation

Our rates charged to customers for utility services, the quality of the services we provide and certain other matters are regulated by the state public utility commissions in the states where we operate, including the NJBPU and the DEPSC (collectively, the Public Utility Commissions).

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

Middlesex Rate Matters

The approval by the NJBPU in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced Perfluoroalkyl Substances (PFAS) into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provided that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction from the December 31, 2023 balance sheet. In 2024, the Company also recognized the recovery of $0.9 million for depreciation and $4.1 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $2.6 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex is currently recovering $1.2 million of costs for replacing customer-owned lead service lines incurred through June 2024, which are being recovered between September 2024 and February 2025. Costs of $0.6 million for replacing customer-owned lead service lines incurred between July 2024 through December 2024 will be recovered beginning in March 2025 through August 2025. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

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

In May 2024, the NJBPU approved a DSIC rate, effective May 26, 2024, that is expected to result in $0.5 million of annual revenue. In November 2024, the NJBPU approved a DSIC rate, effective November 26, 2024, that is expected to result in an additional $0.6 million of annual revenue. Middlesex expects to file for an additional DSIC rate increase in April 2025.

In February 2025, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The new PWAC rate will be effective March 1, 2025.

Tidewater Rate Matters

In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through December 31, 2024, Tidewater has spent $1.8 million, which is included in Regulatory Assets.

In August 2024, Tidewater filed an application with the DEPSC to increase its general rates for water service. In the application, Tidewater seeks an overall increase in annual operating revenue of $10.3 million or 25.66% over current revenue. The request for rate increases will allow Tidewater to recover prudently incurred investments made in the last ten years to support continued regulatory compliance, enhanced water quality, service reliability, security and resiliency of the water utility infrastructure assets. Effective October 30, 2024, Tidewater received approval of the DEPSC to suspend its DSIC rate and implement an interim rate increase, which is expected to result in approximately $2.5 million of annual revenues, subject to refund pending the outcome of the rate case application.

In February 2025, Tidewater and the Town of Ocean View, Delaware’s (Ocean View) joint application of Tidewater’s purchase of all of the rights, title, and interest in the water utility assets of Ocean View for $4.6 million was approved by the DEPSC. Ocean View serves approximately 900 customers in Sussex County, Delaware. Tidewater currently provides water service to most residents of Ocean View other that the 900 customers currently served by Ocean View. Closing on this purchase is expected by April 2025.

Southern Shores Rate Matters

Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029 .  Under the agreement, rates are increased when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain thresholds. In 2024, capital expenditures did exceed the established threshold. In addition, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%.

Regulatory Service Matters

Twin Lakes Utilities, Inc. (Twin Lakes) – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In January 2021, the Pennsylvania Public Utility Commission (PAPUC) appointed a large Pennsylvania based investor-owned utility as the receiver (the Receiver Utility) of the Twin Lakes system. In November 2021, the PAPUC issued an Order ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. In January 2025, the United States Court of Appeals for the Third Circuit (Third Circuit Court) upheld the PAPUC Order. Following the Third Circuit Court’s decision, Middlesex will not pursue further litigation in the federal courts and intends to submit the required escrow payment to complete the Receiver Utility’s acquisition of the Twin Lakes system. The estimated loss recorded by the Company related to this matter, and the financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

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

Treatment of groundwater in the Pinelands Water System (primary disinfection only) is performed at individual well sites.

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

Management

Upon the retirements of President and Chief Executive Officer Dennis W. Doll, and Senior Vice President, Treasurer and Chief Financial Officer Bruce O’Connor, the Company named Nadine Leslie its new President and Chief Executive Officer effective March 1, 2024 and Mohammed G. Zerhouni its new Senior Vice President, Chief Financial Officer and Treasurer effective June 24, 2024.  Ms. Leslie was also appointed to the Board of Directors effective March 1, 2024.

In December 2024, the Company named Gregory Sorensen its new Vice President and Chief Operating Officer. His responsibilities include water and wastewater operations, capital program planning and delivery, safety and security, sustainability, and growth initiatives.

This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Nadine Leslie	61	President, Chief Executive Officer and Director
Mohammed G. Zerhouni	49	Senior Vice President, Chief Financial Officer and Treasurer
Gregory Sorensen	54	Vice President and Chief Operating Officer
Robert K. Fullagar	58	President – New Jersey Operations
Lorrie B. Ginegaw	49	Vice President - Human Resources
Jay L. Kooper	52	Vice President - General Counsel and Secretary
Georgia M. Simpson	51	Vice President -Information Technology and Chief Technology Officer
Bruce E. Patrick	56	President- Delaware Operations
Brian Hague	52	Vice President - Communications and Corporate Affairs
Robert J. Capko	51	Corporate Controller and Principal Accounting Officer

Nadine Leslie – Ms. Leslie joined the Company as President and Chief Executive Officer in March 2024. Ms. Leslie is an accomplished leader with more than 25 years of domestic and international experience in the Water Industry. She previously served as Chief Executive Officer of Suez North America from 2019 to 2022. Ms. Leslie holds a Bachelor of Science degree in civil engineering from the Faculte des Sciences in Haiti and completed an internship/scholarship program in urban planning at La Cambre University in Belgium. Ms. Leslie currently serves as a Director on the Board of Directors of Provident Financial Services, Inc. (since June 2021) and Syensqo SA/NV (since December 2023).

Mohammed G. Zerhouni – Mr. Zerhouni, a Certified Public Accountant, joined the Company in June 2024 as Senior Vice President, Chief Financial Officer and Treasurer. He was most recently the Senior Vice President of Finance and Principal Accounting Officer of SJW Group. Prior to joining SJW Group, he was the Chief Financial Officer for Veolia North America’s regulated utility business. Mr. Zerhouni served in various roles of increasing responsibility up to Senior Manager in the audit practice of PricewaterhouseCoopers LLP. Mr. Zerhouni attended Franklin University, where he received a Bachelor of Science in Accounting and a Masters in Business Administration.

Gregory Sorensen - Mr. Sorensen joined the Company in December 2024 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Sorensen served as President, West Region at Liberty Utilities where he led a team of 800 professionals delivering safe and reliable water, wastewater, and electric service in Arizona, California, Texas and Chile.  At Liberty, Mr. Sorensen had nearly 20 years of progressive leadership roles including in accounting, customer service, engineering, operations and general management.  Before joining Liberty, Mr. Sorensen worked in various roles in accounting and finance for an international call center company in Arizona and in public accounting in North Carolina and Georgia, where he maintains his Certified Public Accountant license.  Mr. Sorensen attended Wake Forest University where he received a Bachelor of Science in Accounting.

Robert K. Fullagar – Mr. Fullagar, a licensed professional engineer, joined the Company in 1997, was named Assistant Vice President-Operations in January 2019 and promoted to Vice President-Operations in July 2019. In

February 2025, Mr. Fullagar was promoted to President-New Jersey Operations. Mr. Fullagar attended the New Jersey Institute of Technology, where he received a Bachelor of Science Degree in Civil Engineering. Mr. Fullagar serves as Sector Chair of the New Jersey Infrastructure Advisory Committee and is a Member of the NJDEP’s Licensed Operator Advisory Committee.

Lorrie B. Ginegaw – Ms. Ginegaw joined Tidewater in 2004 and in 2007 was promoted to Director of Human Resources for Middlesex. In March 2012, Ms. Ginegaw was named Vice President-Human Resources. Prior to joining the Company, Ms. Ginegaw worked in various human resources positions in the healthcare and transportation/logistics industries and is a Society for Human Resource Management Certified Professional. Ms. Ginegaw attended Wichita State University, where she received a Bachelor of Arts in Field Studies, Business and Psychology, and Wilmington University, where she received a Master’s in Business Administration. Ms. Ginegaw serves as a volunteer director on the Board of the New Jersey Utilities Association.

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

Georgia M. Simpson – Ms. Simpson joined the Company in 2009, was named Assistant Vice President-Information Technology in January 2019 and promoted to Vice President- Information Technology in July 2019. In April 2022, Ms. Simpson was named Chief Technology Officer. Prior to joining the Company, Ms. Simpson held various Information Technology positions and has gained an extensive array of technical and business computer certifications.  Ms. Simpson graduated from Monroe College in New York with a Bachelor’s Degree in Information Systems. Ms. Simpson serves as a member of the Delaware Cyber Security Advisory Council, the Society for Information Management, New Jersey chapter and the Project Management Institute, New Jersey chapter.

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

Brian Hague – Mr. Hague joined the Company in February 2025 as Vice President, Communications and Corporate Affairs.  For more than 20 years, Mr. Hague has held numerous management positions in both the public and private sectors, most recently as Director of Government Affairs & Communications at American Dream.  Mr. Hague holds a Bachelor of Arts degree from Rutgers University and is, and has been, a board member for various state and local business associations, advocacy groups, and non-profit organizations.

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

Our ability to meet current and future water demands of our customers depends on the availability of an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and/or surface water. Freezing weather may also contribute to water transmission interruptions caused by water main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability. These factors may adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions, heightened levels of rainfall and temperatures during the typically warmer months that are cooler than normal may result in decreased customer demand for water services and can adversely affect our revenue and earnings.

Our water sources or water service provided to customers may become contaminated by naturally-occurring or man-made compounds and events. This may cause disruption in services and impose operational and regulatory enforcement costs upon us to restore the water to required levels of quality as well as may damage our reputation and cause private litigation claims against us.

Our sources of water or water in our distribution systems have in the past and in the future may again become contaminated by naturally-occurring or man-made compounds or other contaminants. In the event that any portion of our water supply sources or water distribution systems is contaminated, we may need to interrupt service to our customers until we are able to remediate the contamination or substitute the flow of water from an uncontaminated water source through existing interconnections with other water purveyors or through our transmission and distribution systems, where possible. We may also incur significant costs in treating any contaminated water, or remediating the effects on our treatment and distribution systems, through the use of our current treatment facilities, or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water supply in a cost-effective manner, may reduce our revenues or increase our expenses and make us less profitable.

We may be unable to recover costs associated with treating water supplies through rates or, recovery of these costs may not occur in a timely manner. In addition, we could be subject to claims for damages arising from government enforcement actions or legal actions arising out of interruption of service or actual or perceived human exposure to contaminants in our drinking water and water supplies. Such costs could adversely affect our financial results.

Contamination of the water supply or the water service provided to our customers could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation, which are inherently subject to uncertainties and are potentially subject to unfavorable regulatory and/or legal actions. Previously, claims have been brought against us alleging our customers received contaminated water. Negative impacts to our profitability and/or our reputation may occur even if we are not responsible for the contamination or the consequences arising out of human exposure to contamination or hazardous substances in the water supplies. Pending or future claims against us could have a material adverse impact on our financial condition, results of operations and cash flows.

The necessity for ongoing physical and technological security has resulted, and may continue to result, in increased operating costs.

Because of physical and technological threats to the health and security of the United States of America, we employ physical and technological security measures to guard against such threats and have implemented procedures to review and modify security measures. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. We have incurred, and will continue to incur, costs for security measures in efforts to protect against such risks.

Climate variability may cause weather volatility in the future, which may impact water usage and related revenue or, may require additional expenditures to reduce risk associated with any increasing storm, flood, drought or other weather occurrences.

Increased climate variability may cause increased precipitation and flooding, increased frequency and severity of storms and droughts and other weather events, any of which may result in degradation of water quality, decreases in available water supply, changes in water usage patterns and disruptions in service. Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the NJBPU or the DEPSC would authorize recovery of such costs, in whole or in part.

Regulatory Risks

Our revenue and earnings depend on the rates we charge our customers. We cannot raise utility rates in our regulated businesses without petitioning and receiving approval from the appropriate Public Utility Commissions. If these agencies modify, delay or deny our petition, our revenues will not increase and our earnings will decline unless we are able to reduce costs without degrading service quality.

The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers without first petitioning the NJBPU for approval and navigating a lengthy administrative process. Similarly, the DEPSC regulates our public utility companies in Delaware. We cannot provide assurance as to when we will request approval for any such matter, nor can we predict whether these Public Utility Commissions will approve, deny or reduce the amount of such requests.

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

Government environmental regulatory agencies’ regulations relating to water quality require us to perform additional testing to ensure our water meets state and federal water quality requirements. We are subject to USEPA regulations under the Federal Safe Drinking Water Act and under the Federal Clean Water Act regarding wastewater services. Regulations under the Safe Drinking Water Act include the Lead and Copper Rule, the maximum contaminant levels established for various volatile organic compounds, the Federal Surface Water Treatment Rule and the Total Coliform Rule. There are also similar NJDEP regulations for our New Jersey water systems. The NJDEP and DEDPH monitor our activities and review the results of water quality tests we perform for adherence to applicable regulations. In addition, Government Environmental Regulatory Agencies are continually reviewing regulations governing the limits of certain organic compounds found in the water as byproducts of treatment.

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

We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $387 million for capital projects through 2027. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise capital for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny our petition to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets and have a material adverse effect on our financial condition and results of operations.

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

USA-PA and USA operate and maintain water and wastewater systems for three New Jersey municipalities under 10-year contracts expiring in 2028, 2030 and 2032, respectively. These contracts do not protect us against incurring costs in excess of revenues we earn pursuant to the contracts. There can be no assurance we will not experience losses resulting from these contracts. Losses under these contracts, or our failure or inability to perform or renew such agreements, may have a material adverse effect on our financial condition and results of operations.

Capital market conditions and key assumptions may adversely impact the value of our postretirement benefit plan assets and liabilities.

Market factors can adversely affect (1) the rate of return on assets held in trusts to satisfy our future postretirement benefit obligations and (2) interest rates. Reduced rates of return can increase the level of contributions required by us to satisfy future postretirement benefit obligations. Changes in interest rates impact the discount rates used in the determination of our postretirement benefit actuarial valuations. In addition, changes in demographics, such as increases in life expectancy assumptions, can increase future postretirement benefit obligations. Any negative impact to these factors, either individually or a combination thereof, may have a material adverse effect on our financial condition and results of operations.

An element of our growth strategy is the acquisition of water and wastewater assets, operations, contracts or companies. Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and/or operation of additional water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities that meet our risk and reward profile and reaching mutually agreeable terms with acquisition candidates or contract parties. Acquisitions may result in dilution in the value of our equity securities, incurrence of debt and contingent liabilities and fluctuations in financial results. In addition, identifying suitable opportunities, negotiating terms, and integrating operations may require management attention without any assurance of achieving a projected outcome. Even if an acquisition is successfully consummated, or we enter into an agreement to operate additional water or wastewater systems, the assets, operations, contracts or companies we acquire may not achieve the projected revenues and profitability.

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

We believe cash generated from operations and, if necessary, borrowings under existing credit facilities, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to attempt to refinance our obligations or sell additional equity.

No assurance can be given that any refinancing or sale of equity will be possible when needed, or that we will be able to negotiate favorable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

The current concentration of our business in central New Jersey and in Delaware makes us susceptible to adverse developments in local regulatory, economic, demographic, competitive and weather conditions.

Our Middlesex System provides water services to customers located primarily in eastern Middlesex County, New Jersey. Water service is provided under wholesale contracts to the Townships of Edison, East Brunswick and Marlboro, the Borough of Highland Park, the Old Bridge Municipal Utilities Authority and the City of Rahway. We also provide water services to customers in the State of Delaware. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in a relatively concentrated geographic area. A change in any of these conditions could make it more costly for us to conduct our business or reduce the revenue earned in conducting our business.

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

Cybersecurity Program

The Company’s cybersecurity program is an integral element of the Company's overarching strategic plan and risk management system. The robustness of the cybersecurity initiatives directly impact the realization of the Company's mission, vision, and goals. Aligned with the National Institute of Standards and Technology Cyber Security Framework, the Company employs a comprehensive "defense-in-depth" strategy, deploying multiple security measures to safeguard its operational environment and data integrity systems.

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

Cybersecurity Governance

The Corporate Governance and Nominating Committee of the Board is tasked with serving as the Board of Director’s primary body to oversee management’s risk identification, management and mitigation strategies related to, among other risks, information technology, cybersecurity and data security risks. Management, including the CTO, provides regular reports to the Board covering aspects such as risks, threats, the evolving threat landscape, enhancements to the cybersecurity program, and the preparedness of internal responses.

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

The design capacity of the CJO Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 85 mgd.

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

In New Jersey, we own the properties on which the Middlesex System’s 27 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We own our operations center located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building, 16,500 square foot maintenance facility and a 1.96 acre equipment and materials storage and staging yard. We lease 29,036 square feet of commercial office space adjacent to the Ronson Road complex. The leased space, which is under contract through December 2029, houses our corporate administrative functions including executive, accounting, communications, customer service and billing, engineering, human resources, information technology and legal.

Tidewater System

The Tidewater System is comprised of 85 production plants that vary in pumping capacity from 46,000 gallons per day to 4.4 mgd. Water is transported to our customers through 938 miles of transmission and distribution mains. Storage facilities include 48 tanks, with an aggregate capacity of 9.9 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.

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

In September 2021, the NJDEP issued a Notice to Middlesex based on self-reporting by Middlesex that the level of Perfluorooctanoic Acid (PFOA) in water treated at its Park Avenue Plant in New Jersey exceeded a recently promulgated NJDEP standard effective in 2021. Neither the NJDEP nor Middlesex characterized this exceedance as an acute health emergency. However, Middlesex was required to notify its affected customers and the Company complied in due course. Water currently being delivered to customers is in compliance with all USEPA and NJDEP drinking water standards, including the newly established water quality standard for PFOA.

In 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs. On August 30, 2024, the parties to the Vera et al. v. Middlesex Water Company and Lonsk et al v. Middlesex Water Company litigations entered into a signed Settlement Term Sheet (Term Sheet) in a step towards resolution of both matters. The parties are in the process of memorializing the settlement into a Settlement Agreement that is expected to be completed by the parties in the first quarter of 2025. The Company does not believe that the Term Sheet and the anticipated Settlement Agreement, once executed, will have any material financial or operational impact to Middlesex.

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

The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2024, there were 1,631 holders of record.

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

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares issued in connection with this plan are subject to forfeiture by the employee in the event of termination of employment for any reason within five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under this plan is 0.3 million shares, of which approximately 70% remain available for future issuance as of December 31, 2024.

The Company maintains a stock plan for its independent members of the Board of Directors as a component of their compensation. In 2024, shares of the Company’s common stock valued at $0.4 million were granted and issued to the Independent Directors. The maximum number of shares authorized for grant under this plan is 0.1 million. Approximately 34% of the authorized shares remain available for future issuance as of December 31, 2024.

The conversion feature of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock allows each security holder to convert one convertible preferred share for twelve shares of the Company's common stock. In 2024, 4,275 shares of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 51,300 shares (approximately $0.4 million) of the Company’s common stock.

Set forth below is a graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2019. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Middlesex Water Company, the S&P 500 Stock Index and a Peer Group*

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Middlesex Water Company
S&P 500
Peer Group

* Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Global Water Resources Inc, SJW Corp., York Water Company and Middlesex.

	2019	2020	2021	2022	2023	2024
Middlesex Water Company	100.00	115.79	194.55	128.86	109.30	89.61
S&P 500 Stock Index	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	101.73	132.98	120.09	103.25	91.21

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Operations

Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of providing an essential water utility service for domestic, commercial, municipal, industrial and fire protection purposes. We operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware and also provide regulated wastewater services in New Jersey. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater services we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All municipal or commercial entities whose utility operations are managed by these entities however, are subject to environmental regulation at the federal and state levels.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC (Southern Shores), provide water services to approximately 61,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,300 customers in Kent and Sussex Counties through various operations and maintenance contracts.

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

Management Update

Upon the retirements of President and Chief Executive Officer Dennis W. Doll, and Senior Vice President, Treasurer and Chief Financial Officer A. Bruce O’Connor, the Company named Nadine Leslie its new President and Chief Executive Officer effective March 1, 2024 and Mohammed G. Zerhouni its new Senior Vice President,

Treasurer and Chief Financial Officer effective June 24, 2024.  Ms. Leslie was also appointed to the Board of Directors effective March 1, 2024.

In December 2024, the Company named Gregory Sorensen its new Vice President and Chief Operating Officer. His responsibilities include water and wastewater operations, capital program planning and delivery, safety and security, sustainability, and growth initiatives.

Tidewater Acquisition of the Water Utility Assets of the Town of Ocean View, Delaware

In February 2025, Tidewater and the Town of Ocean View, Delaware’s (Ocean View) joint application for Tidewater’s purchase of all of the rights, title, and interest in the water utility assets of Ocean View for $4.6 million was approved by the Delaware Public Service Commission (DEPSC). Ocean View serves approximately 900 customers in Sussex County, Delaware. Tidewater currently provides water service to most residents of Ocean View other that the 900 customers currently served by Ocean View. Closing on this purchase is expected by April 2025.

United States Environmental Protection Agency (USEPA) Issues Final Perfluoroalkyl (PFAS) Regulations

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

Capital Construction Program

The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve the current and future generations of water and wastewater customers. The Company plans to invest approximately $93 million in 2025 in connection with this plan for projects that include, but are not limited to:

●	Replacement of 19,550 linear feet of cast iron main in Woodbridge Township in our Middlesex System;
●	Construction of new elevated water tanks in Delaware; and
●	Various water main replacements and improvements.

Strategy for Growth

Our strategy for selective and sustainable growth is focused on the following key areas:

●	Invest in our utility infrastructure to build system resiliency and meet compliance requirements;
●	Timely and adequate recovery of infrastructure investments and other costs to maintain and continually improve service quality;
●	Selective acquisitions of investor and municipally-owned water and wastewater utilities; and
●	Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk profile.

Rates

Middlesex - The approval by the NJBPU in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced Perfluoroalkyl Substances (PFAS) into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provided that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction from the December 31, 2023 balance sheet. In 2024, the Company also recognized the recovery of $0.9 million for depreciation and $4.1 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $2.6 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex is currently recovering $1.2 million of costs for replacing customer-owned lead service lines incurred through June 2024, which are being recovered between September 2024 and February 2025. Costs of $0.6 million for replacing customer-owned lead service lines incurred between July 2024 through December 2024 will be recovered beginning in March 2025 through August 2025. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

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

In May 2024, the NJBPU approved a DSIC rate, effective May 26, 2024, that is expected to result in $0.5 million of annual revenue. In November 2024, the NJBPU approved a DSIC rate, effective November 26, 2024, that is expected to result in an additional $0.6 million of annual revenue. Middlesex expects to file for an additional DSIC rate increase in April 2025.

In February 2025, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The new PWAC rate will be effective March 1, 2025.

Tidewater - In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through December 31, 2024, Tidewater has spent $1.8 million, which is included in Regulatory Assets.

In August 2024, Tidewater filed an application with the DEPSC to increase its general rates for water service. In the application, Tidewater seeks an overall increase in annual operating revenue of $10.3 million or 25.66% over current revenue. The request for rate increases will allow Tidewater to recover prudently incurred investments made in the last ten years to support continued regulatory compliance, enhanced water quality, service reliability, security and resiliency of the water utility infrastructure assets. Effective October 30, 2024, Tidewater received approval of the DEPSC to suspend its DSIC rate and implement an interim rate increase, which is expected to result in approximately $2.5 million of annual revenues, subject to refund pending the outcome of the rate case application.

Southern Shores - Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029.  Under the agreement, rates are increased when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain thresholds. In 2024, capital expenditures did exceed the established threshold. In addition, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2025. As operating costs are anticipated to increase in 2025 in a variety of categories, we continue to implement plans to further streamline operations and further reduce and mitigate increases in operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2025 and 2026 in a variety of categories. These factors, among others, may require a base rate increase request by Middlesex in mid 2025.

Overall, organic residential customer growth continues in our Tidewater system (approximately 3.5% in 2024).

The Company has projected to spend approximately $387 million for the 2025-2027 capital investment program, including approximately $105 million for upgrading our Carl J. Olson Surface Water Treatment Plant (CJO Plant) to integrate PFAS removal from source water, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $15 million for replacement of a transmission main in Metuchen in our Middlesex System and $12 million for elevated storage tanks in our Tidewater System.

Operating Results by Segment

The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 93% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and approximately 94%, 92% and 93% of net income for the years ended December 31, 2024, 2023 and 2022, respectively. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated- USA, USA-PA, and White Marsh.

Results of Operations for 2024 as Compared to 2023

	(In Millions)
	Years Ended December 31,
	2024			2023
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$178.8	$13.1	$191.9	$154.0	$12.3	$166.3
Operations and maintenance expenses	83.5	8.9	92.4	74.8	8.4	83.2
Depreciation expense	24.2	0.2	24.4	24.9	0.3	25.2
Other taxes	21.6	0.3	21.9	18.5	0.2	18.7
Operating income	49.5	3.7	53.2	35.8	3.4	39.2

Other income, net	11.8	0.3	12.1	6.3	0.2	6.5
Interest expense	14.0	—	14.0	13.1	—	13.1
Income taxes	5.7	1.2	6.9	(0.1)	1.1	1.0
Net income	$41.6	$2.8	$44.4	$29.1	$2.5	$31.6

Operating Revenues

Operating revenues for the year ended December 31, 2024 increased $25.6 million from the same period in 2023 due to the following factors:

●	Middlesex System revenues increased by $19.9 million due to the base rate case increase on March 1, 2024, increased weather-driven customer demand, higher commercial and industrial customer billing and the implementation of the 2024 DSIC mechanism;
●	Tidewater System revenues increased by $4.5 million due to customer growth and higher weather-driven customer demand;
●	Pinelands System revenues increased $0.5 million due to scheduled rate increases from Pinelands 2023 NJBPU Order and increased weather-driven customer demand; and
●	Non-regulated revenues increased $0.7 million, primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2024 increased $9.2 million from the same period in 2023 due to increased legal, financial and regulatory matter costs, increased labor costs due to annual wage increases, an enhanced water treatment process at Middlesex’s Park Avenue Plant, and higher energy costs due to increased water demand.

Depreciation

Depreciation expense for the year ended December 31, 2024 decreased $0.8 million from the same period in 2023 due to recovery of prior year depreciation related to upgrades at the Park Avenue Plant partially offset by a higher level of utility plant in service. The conclusion of Middlesex’s base rate increase request allowed proceeds from the 3M Settlement Agreement to reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades (for further discussion of the 3M Settlement Agreement, see Rates, Middlesex above).

Other Taxes

Other taxes for the year ended December 31, 2024 increased $3.1 million from the same period in 2023 primarily due to higher gross receipts taxes on higher revenue in Middlesex and higher payroll related taxes on increased labor costs.

Other Income, net

Other Income, net for the year ended December 31, 2024 increased $5.6 million from the same period in 2023 primarily due to the recovery of carrying costs on the PFAS treatment upgrades at the Park Avenue Plant and higher actuarially-determined retirement benefit plans non-service benefit offset by lower allowance for funds used during construction on capital projects in construction.

Interest Charges

Interest charges for the year ended December 31, 2024 increased $0.9 million from the same period in 2023 due to higher average debt outstanding and higher average interest rates.

Income Taxes

Income taxes for the year ended December 31, 2024 increased by $5.9 million from the same period in 2023, primarily due to higher pre-tax income and lower income tax benefits associated with decreased repair expenditures on tangible property in the Middlesex System offset by the recovery of income taxes on the taxable portion of the proceeds from the 3M Settlement Agreement.

Results of Operations for 2023 as Compared to 2022

	(In Millions)
	Years Ended December 31,
	2023			2022
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$154.0	$12.3	$166.3	$150.6	$11.8	$162.4
Operations and maintenance expenses	74.8	8.4	83.2	70.8	8.3	79.1
Depreciation expense	24.9	0.3	25.2	22.8	0.2	23.0
Other taxes	18.5	0.2	18.7	18.0	0.2	18.2
Gain on sale of subsidiary	—	—	—	5.2	—	5.2
Operating income	35.8	3.4	39.2	44.2	3.1	47.3

Other income (expense), net	6.3	0.2	6.5	7.4	0.3	7.7
Interest expense	13.1	—	13.1	9.4	—	9.4
Income taxes	(0.1)	1.1	1.0	2.0	1.2	3.2
Net income	$29.1	$2.5	$31.6	$40.2	$2.2	$42.4

Operating Revenues

Operating revenues for the year ended December 31, 2023 increased $3.8 million from the same period in 2022 due to the following factors:

●	Middlesex System revenues increased by $4.2 million due to the implementation of the final phase of the 2021 base rate case increase on January 1, 2023 and the PWAC rate increase offset by lower weather-driven demand across all customer classes;
●	Tidewater System revenues decreased by $0.9 million due to a DEPSC ordered rate reduction in September 2022, lower customer connection fees and lower weather-driven customer demand partially offset by an increase in customers;
●	Pinelands System revenues increased $0.2 million due to the implementation of a base rate increase effective April 15, 2023; and
●	Non-regulated revenues increased $0.5 million, primarily due to higher supplemental contract services.

Operation and Maintenance Expense

Operation and maintenance expenses for the year ended December 31, 2023 increased $4.0 million from the same period in 2022 due to increased variable production costs due to weather-driven changes in water quality and higher chemical prices, higher outside service costs due to production instrumentation calibration activities, increases in labor costs due to wage increases and higher bad debt expense due to higher anticipated customer receivable write-offs. Partially offsetting these increases was lower weather-related main break activity in our Middlesex System during the winter months.

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

For the year ended December 31, 2024, cash flows from operating activities increased $5.9 million to $58.7 million. The increase in cash flows from operating activities primarily resulted from the impact of higher weather-driven customer demand and Middlesex’s approved base rate increase effective March 1, 2024.

Increases in certain operating costs impact our liquidity and capital resources. We continually monitor the need for timely rate filing to minimize the lag between the time we experience increased operating costs and capital expenditures and the time we receive appropriate rate relief. .

Cash Flows from Investing Activities

For the year ended December 31, 2024, cash flows used in investing activities decreased $15.6 million to $74.6 million due to decreased utility plant expenditures in 2024. In 2023, the Company had significant utility plant expenditures for the construction of a facility to provide an enhanced treatment process at the Company’s Park Avenue Plant to comply with new state water quality regulations relative to PFAS.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Cash Flows from Financing Activities

For the year ended December 31, 2024, cash flows from financing activities decreased $18.2 million to $17.7 million. The decrease in cash flows provided by financing activities is due to lower proceeds from the issuance of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and long-term debt offset by proceeds received from a litigation settlement.

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

The table below summarizes our estimated capital expenditures for the years 2025-2027.

	(In Millions)
	2025	2026	2027	2025-2027
Distribution/Network System	$56	$70	$62	$188
Production System	27	53	89	169
Information Technology (IT) Systems	3	5	2	10
Other	7	5	8	20
Total Estimated Capital Expenditures	$93	$133	$161	$387

Our estimated capital expenditures for the items listed above are primarily comprised of the following:

●	Distribution/Network System - Includes projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and the RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with RENEW, we expect to spend approximately $11 million in each of 2025 and 2026, and $12 million in 2027. Also, we plan to replace a transmission main in Metuchen in our Middlesex System for approximately $8 million and $7 million in 2026 and 2027, respectively. In addition, we expect to invest $2 million and $10 million in 2025 and 2026, respectively, for elevated storage tanks in our Tidewater System.
●	Production System - Includes projects associated with our treatment plants, including approximately $3 million, $25 million and $77 million of expenditures in 2025, 2026 and 2027, respectively to install PFAS treatment at our CJO Plant.
●	Information Technology (IT) Systems - Includes further upgrade of our enterprise resource planning system and hardware and software purchases for other IT systems, including approximately $2 million in both 2026 and 2027 for upgrades of our customer information system.
●	Other - Includes purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to field and inventory management facilities in Iselin, New Jersey.

The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.

To fund our capital program in 2025, we estimate we will utilize some or all of the following:

●	Internally generated funds;
●	Short-term borrowings, as needed, through $140 million of available lines of credit with several financial institutions. As of December 31, 2024, $23.0 million was outstanding under these lines of credit (see discussion under “Sources of Liquidity-Short-term Debt” below);
●	Proceeds from the Delaware State Revolving Fund (SRF) Program. SRF programs provide lower cost financing for projects meeting certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);
●	Proceeds from other long-term borrowings (see discussion under “Sources of Liquidity-Long-term Debt” below); and
●	Proceeds from common stock sales through the Investment Plan and proceeds from sales to the public of our common stock when market conditions are favorable (see discussion under “Sources of Liquidity-Common Stock” below).

Sources of Liquidity

Short-term Debt - The Company has available lines of credit of $140 million. The outstanding borrowings under the credit lines at December 31, 2024 were $23.0 million, at a weighted average interest rate of 5.63%.

The weighted average daily amounts of borrowings outstanding under the credit lines and the weighted average interest rates on those amounts were $38.7 million and $35.7 million at 6.33% and 6.13% for the years ended December 31, 2024 and 2023, respectively.

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

Middlesex has received approval from the NJBPU to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025. The Company expects to issue debt securities in a series of one or more transaction offerings to help fund Middlesex’s multi -year capital construction program.

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with an expected maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of December 31, 2024.

In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with expected maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down less than $0.1 million on these loans as of December 31, 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

Tidewater also has two active construction projects funded by Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one-million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through December 31, 2024 and expects that the requisitions will continue through the second quarter of 2025.

In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank, ACB (CoBank) amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

In May 2023, Tidewater closed on a $20.0 million loan from CoBank with an interest rate of 5.71% and a 2033 maturity date and fully drew all funds by June 30, 2023. Proceeds from the loan were used to pay off Tidewater’s outstanding balances under its bank lines of credit and for other general corporate purposes.

In April 2023, Tidewater closed on two DEPSC-approved Delaware SRF loans totaling $6.9 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has fully drawn on these loans.

In March 2023, Middlesex closed on a $40.0 million, 5.24% private placement of First Mortgage Bonds (FMBs) with a 2043 maturity date designated as Series 2023A. Proceeds were used to reduce the Company’s outstanding balances under its bank lines of credit.

In May 2022, Middlesex repaid its two outstanding New Jersey Infrastructure Bank (NJIB) construction loans by issuing FMBs to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants.

Common Stock - The Company issues shares of its common stock in connection with the Investment Plan, a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $1.0 million through the issuance of shares under the Investment Plan during 2024. In May 2023, Middlesex received approval from the NJBPU to increase the number of authorized shares under the Investment Plan by 0.7 million shares. Currently, 0.7 million shares remain registered with the United States Securities and Exchange Commission and available for issuance to participants under the Investment Plan.

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

The table below presents our known contractual obligations for the periods specified as of December 31, 2024.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$359	$8	$15	$14	$322
Note Payable	23	23	—	—	—
Interest on Long-Term Debt	247	12	23	22	190
Purchased Water Contracts	90	7	8	7	68
Commercial Office Leases	5	1	2	2	—
TOTAL	$724	$51	$48	$45	$580

The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2024, the Company contributed $3.7 million to its retirement benefit plans and expects to contribute approximately $1.8 million in 2025.

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

The primary assumptions used for determining future retirement benefit plans’ obligations and costs, which are reviewed and revised as needed each year, are as follows:

●	Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
●	Compensation Increase - based on management projected future employee compensation increases;
●	Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
●	Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Fully Generational, IRS Adjusted, Mortality Improvement Scale MP-2021); and
●	Healthcare Cost Trend Rate - based on management projected future healthcare costs.

The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2024 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	5.47%	5.49%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	7.00%	7.00%

For the 2024 valuation, costs and obligations for our Other Benefits Plan assumed an 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2025 with the annual rate of increase declining 0.15% per year for 2026-2045, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5.0% by year 2045.

The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(8,940)	$(38)
Discount Rate 1% Decrease	10,814	1,338

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(3,299)	$(454)
Discount Rate 1% Decrease	4,075	551
Healthcare Cost Trend Rate 1% Increase	3,434	673
Healthcare Cost Trend Rate 1% Decrease	(2,824)	(549)

Recent Accounting Standards

See Note 1(q) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2026 to 2059. Over the next twelve months, approximately $7.7 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings. Fixed rate long-term debt and variable rate short-term debt agreements were not entered into for trading purposes.

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

The Company's retirement benefit plan assets are exposed to the market price variations of debt and equity securities. Changes to the Company's retirement benefit plan assets’ value can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our exposure to market price risk in our retirement benefit plan assets is managed through our ability to recover retirement benefit plan costs through customer rates. There were no material changes to our primary market risk exposures or how such exposures are managed in 2024 nor are there expected to be in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlesex Water Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and consolidated statements of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We have served as the Company's auditor since 2006.

Philadelphia, Pennsylvania

February 28, 2025

 MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Years Ended December 31,
	2024	2023	2022

Operating Revenues	$191,877	$166,274	$162,434

Operating Expenses:
Operations and Maintenance	92,363	83,113	79,096
Depreciation	24,430	25,194	23,029
Other Taxes	21,874	18,744	18,208

Total Operating Expenses	138,667	127,051	120,333

Gain on Sale of Subsidiary	—	—	5,232

Operating Income	53,210	39,223	47,333

Other Income:
Allowance for Funds Used During Construction	1,254	2,433	2,314
Other Income, net	10,815	4,052	5,389

Total Other Income, net	12,069	6,485	7,703

Interest Charges	14,023	13,143	9,367

Income before Income Taxes	51,256	32,565	45,669

Income Taxes	6,905	1,041	3,240

Net Income	44,351	31,524	42,429

Preferred Stock Dividend Requirements	112	120	120

Earnings Applicable to Common Stock	$44,239	$31,404	$42,309

Earnings per share of Common Stock:
Basic	$2.48	$1.77	$2.40
Diluted	$2.47	$1.76	$2.39

Average Number of
Common Shares Outstanding :
Basic	17,842	17,732	17,597
Diluted	17,946	17,847	17,712

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

		December 31,	December 31,
ASSETS		2024	2023
UTILITY PLANT:	Water Production	$314,924	$303,791
	Transmission and Distribution	855,497	809,862
	General	105,167	100,593
	Construction Work in Progress	34,209	19,636
	TOTAL	1,309,797	1,233,882
	Less Accumulated Depreciation	254,425	235,540
	UTILITY PLANT - NET	1,055,372	998,342

CURRENT ASSETS:	Cash and Cash Equivalents	4,226	2,390
	Accounts Receivable, net of allowance for credit losses of $2,695 and $2,137, respectively in 2024 and 2023	18,842	18,172
	Litigation Settlement Receivable	—	69,872
	Unbilled Revenues	10,764	9,297
	Materials and Supplies (at average cost)	6,719	6,972
	Prepayments	2,422	1,833
	TOTAL CURRENT ASSETS	42,973	108,536

OTHER ASSETS:	Operating Lease Right of Use Asset	2,567	3,185
	Regulatory Assets	101,783	90,694
	Non-utility Assets - Net	11,760	11,522
	Employee Benefit Plans	36,856	21,779
	Other	3,863	1,994
	TOTAL OTHER ASSETS	156,829	129,174
	TOTAL ASSETS	$1,255,174	$1,236,052

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value	$248,202	$246,764
	Retained Earnings	197,061	176,227
	TOTAL COMMON STOCKHOLDERS’ EQUITY	445,263	422,991
	Preferred Stock	1,635	2,084
	Long-term Debt	352,822	358,153
	TOTAL CAPITALIZATION	799,720	783,228

CURRENT	Current Portion of Long-term Debt	7,711	7,740
LIABILITIES:	Notes Payable	23,000	42,750
	Accounts Payable	28,050	27,618
	Litigation Settlement Payable	—	6,237
	Accrued Taxes	11,976	10,535
	Accrued Interest	2,916	3,138
	Unearned Revenues and Advanced Service Fees	1,476	1,390
	Other	7,759	4,421
	TOTAL CURRENT LIABILITIES	82,888	103,829

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Advances for Construction	22,629	21,313
	Lease Obligations	2,432	3,063
	Accumulated Deferred Income Taxes	101,235	88,736
	Regulatory Liabilities	64,557	113,021
	Other	344	592
	TOTAL OTHER LIABILITIES	191,197	226,725

CONTRIBUTIONS IN AID OF CONSTRUCTION		181,369	122,270
	TOTAL CAPITALIZATION AND LIABILITIES	$1,255,174	$1,236,052

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,351	$31,524	$42,429
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	28,038	29,442	27,475
Provision for Deferred Income Taxes and Investment Tax Credits	(1,605)	(5,599)	(5,334)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(743)	(1,458)	(1,387)
Cash Surrender Value of Life Insurance	(308)	(300)	401
Stock Compensation Expense	1,537	2,214	1,630
Gain on Sale of Subsidiary	—	—	(5,232)
Changes in Assets and Liabilities:
Accounts Receivable	(670)	(2,154)	(707)
Unbilled Revenues	(1,467)	(638)	(1,386)
Materials and Supplies	253	(795)	(819)
Prepayments	(589)	791	256
Accounts Payable	2,574	2,771	3,722
Accrued Taxes	1,441	(1,627)	3,541
Accrued Interest	(222)	603	549
Employee Benefit Plans	(3,696)	(1,340)	(4,266)
Unearned Revenue and Advanced Service Fees	86	25	35
Recovered Costs Litigation Settlement	(9,031)	—	—
Other Assets and Liabilities	(1,219)	(677)	454

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,730	52,782	61,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $511 in 2024, $975 in 2023 and $927 in 2022	(74,622)	(90,179)	(91,335)
Proceeds from Sale of Subsidiary	—	—	3,122

NET CASH USED IN INVESTING ACTIVITIES	(74,622)	(90,179)	(88,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,646)	(17,463)	(7,423)
Proceeds from Issuance of Long-term Debt	2,296	75,812	2,662
Net Short-term Bank Borrowings	(19,750)	(12,750)	42,500
Proceeds from Litigation Settlement, net	63,635	—	—
Deferred Debt Issuance Expense	(54)	(131)	(624)
Common Stock Issuance Expense	—	(10)	(32)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(1,468)	(619)	—
Proceeds from Issuance of Common Stock	974	12,115	10,335
Payment of Common Dividends	(23,408)	(22,441)	(20,810)
Payment of Preferred Dividends	(109)	(120)	(120)
Construction Advances and Contributions-Net	3,258	1,566	659

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,728	35,959	27,147
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,836	(1,438)	295
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,390	3,828	3,533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,226	$2,390	$3,828

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$8,968	$7,259	$6,252
Accrued Payables for Utility Plant	$8,109	$10,251	$7,066
Non-Cash Consideration for Sale of Subsidiary	$—	$—	$2,100
Litigation Settlement Receivable	$(6,237)	$69,872	$—
Litigation Settlement Payable	$(6,237)	$6,237	$—
Conversion of Preferred Stock Into Common Stock	$449	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	$14,485	$12,762	$9,251
Interest Capitalized	$511	$975	$927
Income Taxes	$3,169	$2,962	$3,230

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

 CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(In thousands)

	December 31,	December 31,
	2024	2023
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2024 - 17,887; 2023 - 17,821	$248,202	$246,764

Retained Earnings	197,061	176,227
TOTAL COMMON STOCKHOLDERS’ EQUITY	$445,263	$422,991

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2024 - 16; 2023 - 20
Convertible:
Shares Outstanding, $7.00 Series - 2024 - 5; 2023 - 10	$556	$1,005
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,635	$2,084

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2026-2059	$274,602	$278,374
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	66,889	69,724
State Revolving Trust Notes, 0.00%-4.03%, due 2025-2047	17,895	16,638
SUBTOTAL LONG-TERM DEBT	359,386	364,736
Add: Premium on Issuance of Long-term Debt	6,339	6,529
Less: Unamortized Debt Expense	(5,192)	(5,372)
Less: Current Portion of Long-term Debt	(7,711)	(7,740)
TOTAL LONG-TERM DEBT	$352,822	$358,153

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2022	17,522	$221,919	$145,807	$367,726

Net Income	—	$—	$42,429	$42,429
Dividend Reinvestment & Common Stock Purchase Plan	114	10,335	—	10,335
Restricted Stock Award - Net - Employees	3	520	—	520
Stock Award - Board Of Directors	3	280	—	280
Cash Dividends on Common Stock ($1.1825 per share)	—	—	(20,810)	(20,810)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Issuance Expenses	—	—	(32)	(32)
Balance at December 31, 2022	17,642	$233,054	$167,274	$400,328

Net Income	—	$—	$31,524	$31,524
Dividend Reinvestment & Common Stock Purchase Plan	167	12,115	—	12,115
Restricted Stock Award - Net - Employees	7	1,235	—	1,235
Stock Award - Board Of Directors	5	360	—	360
Cash Dividends on Common Stock ($1.2625 per share)	—	—	(22,441)	(22,441)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Issuance Expenses	—	—	(10)	(10)
Balance at December 31, 2023	17,821	$246,764	$176,227	$422,991

Net Income	—	$—	$44,351	$44,351
Dividend Reinvestment & Common Stock Purchase Plan	17	974	—	974
Restricted Stock Award - Net - Employees	(10)	(383)	—	(383)
Stock Award - Board Of Directors	8	398	—	398
Cash Dividends on Common Stock ($1.3150 per share)	—	—	(23,408)	(23,408)
Cash Dividends on Preferred Stock	—	—	(109)	(109)
Conversion of $7 Preferred Stock to Common Stock	51	449	—	449
Balance at December 31, 2024	17,887	$248,202	$197,061	$445,263

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments

(a) Organization - Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy) Inc. (USA-PA) and Twin Lakes Utilities, Inc. (Twin Lakes). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. The terms “we,” “our,” and “us” collectively refer to Middlesex and its subsidiaries,

Middlesex has operated as a water utility in New Jersey since 1897 and in Delaware, through our wholly-owned subsidiary, Tidewater, since 1992. We are in the business of providing an essential water utility service for domestic, commercial, municipal, industrial and fire protection purposes. We also operate New Jersey municipal water, wastewater and storm water systems under contract and provide unregulated water and wastewater services in New Jersey and Delaware through our subsidiaries. Our rates charged to customers for water and wastewater services, the quality of services we provide and certain other matters are regulated in New Jersey and Delaware by the New Jersey Board of Public Utilities (NJBPU) and the Delaware Public Service Commission (DEPSC), respectively. Our USA, USA-PA and White Marsh subsidiaries are not regulated utilities.

(b) Principles of Consolidation – The financial statements for Middlesex and its wholly-owned subsidiaries (the Company) are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non-Utility Assets and its percentage share of the earnings or losses of the investees in Other Income.

(c) System of Accounts – The Company’s regulated utilities maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU and DEPSC.

(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America (GAAP). Middlesex and certain of its subsidiaries, which account for 93% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.

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

(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and maintenance of the properties is charged to the appropriate expense accounts. At December 31, 2024, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

(g) Depreciation – Depreciation is computed by each regulated member of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2024, 2023, and 2022. These rates have been approved by the NJBPU or DEPSC:

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

(i) Advances for Construction– Cash advances are provided to the Company by customers, real estate developers and builders in order to extend utility service to their properties. These transactions are recorded as Advances for Construction. Contractual Refunds of Advances for Construction in the form of cash are made by the Company and are based on either additional operating revenues generated from new customers or, as new customers are connected to the respective system. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction (CIAC).

CIAC – CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of Advances for Construction that becomes non-refundable.

In accordance with regulatory requirements, Advances for Construction and CIAC are not depreciated. In addition, these amounts reduce the investment base for purposes of setting rates.

(j) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated with the utility plant direct costs over the underlying assets’ estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2024, 2023 and 2022 for Middlesex and Tidewater are as follows:

	2024	2023	2022
Middlesex	6.64%	6.35%	6.35%
Tidewater	7.92%	7.92%	7.92%

(k) Accounts Receivable – We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for credit losses was $2.7 million and $2.1 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, bad debt expense was $1.6 million, $1.0 million and $0.5 million, respectively. For the years ended December 31, 2024, 2023 and 2022, write-offs were $1.0 million, $1.2 million and $0.7 million, respectively.

(l) Revenues - The Company’s revenues are primarily generated from regulated tariff-based water and wastewater utility services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services.

The Company’s regulated revenue results from tariff-based water and wastewater utility services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers which includes an accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data and regional weather indicators. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.

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

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2024	2023	2022
Regulated Tariff Sales
Residential	$97,802	$86,581	$84,950
Commercial	31,833	23,945	22,689
Industrial	13,842	11,586	11,152
Fire Protection	14,188	12,582	12,726
Wholesale	21,003	19,117	18,769
Non-Regulated Contract Operations	13,085	12,320	12,006
Total Revenue from Contracts with Customers	$191,753	$166,131	$162,292
Other Regulated Revenues	691	806	831
Other Non-Regulated Revenues	467	453	440
Inter-segment Elimination	(1,034)	(1,116)	(1,129)
Total Revenue	$191,877	$166,274	$162,434

(m) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt.

(n) Income Taxes - Middlesex files a consolidated federal income tax return for the Company and income taxes are allocated based on the separate return method. Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes. Deferred income taxes are provided on differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. In the event there are interest and penalties associated with income tax adjustments from income tax authority examinations, these amounts will be reported under interest charges and other expense, respectively. For more information on income taxes, see Note 3 – Income Taxes.

(o) Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days.

(p) Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

(q) Recent Accounting Pronouncements - The recently issued accounting standards and their impact on the Company as of December 31, 2024 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-07 “Improvements to Reportable Segment Disclosures”	The ASU requires disclosure of significant segment expenses, extends certain annual disclosures to interim periods, and additional qualitative disclosures regarding the chief operating decision maker.	The ASU is effective for the Company beginning with its annual financial statements for the year ended December 31, 2024.	Retrospective	The Company adopted ASU 2023-07, including a recast of 2023 and 2022 information, by including additional required disclosures within the Notes to the Consolidated Financial Statements -see Note 8- Reportable Segments.
ASU 2023-09 “Improvements to Income Tax Disclosures”	The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2023-09.
ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ended December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2024-03.

(r) Reclassifications – Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.

Note 2 - Rate and Regulatory Matters

Rate Matters

Middlesex – The approval by the NJBPU in February 2024 of the negotiated settlement of the Middlesex 2023 base rate case is expected to increase annual operating revenues by $15.4 million, effective March 1, 2024. The approved tariff rates were designed to recover increased operating costs as well as a return on invested capital of $563.1 million, based on an authorized return on common equity of 9.6%. Middlesex has made capital infrastructure investments to ensure prudent upgrade and replacement of its utility assets to support continued regulatory compliance, resilience and overall quality of service. In August 2023, Middlesex and 3M Company (3M) executed a settlement agreement (Settlement Agreement) to resolve a lawsuit Middlesex previously initiated claiming 3M introduced Perfluoroalkyl Substances (PFAS) into the Company’s water supply for its Park Avenue Wellfield Treatment Plant (Park Avenue Plant). The rate case settlement provided that the net proceeds from the 3M Settlement Agreement were to be used to mitigate the increase in customer rates and reimburse Middlesex for previously incurred costs for the construction of the Park Avenue Plant PFAS treatment upgrades, including depreciation and carrying costs. This resulted in the reclassification of $48.3 million from Regulatory Liabilities to Contributions in Aid of Construction from the December 31, 2023 balance sheet. In 2024, the Company also recognized the recovery of $0.9 million for depreciation and $4.1 million for carrying costs associated with the Park Avenue Plant PFAS treatment upgrades, as well as the recovery of $2.6 million of previously incurred operating treatment costs while the Park Avenue Plant PFAS treatment upgrades were in process.

The Middlesex Lead Service Line Replacement (LSLR) Plan, which was approved by the NJBPU in January 2024, has commenced and Middlesex is currently recovering $1.2 million of costs for replacing customer-owned lead service lines incurred through June 2024, which are being recovered between September 2024 and February 2025. Costs of $0.6 million for replacing customer-owned lead service lines incurred between July 2024 through December 2024 will be recovered beginning in March 2025 through August 2025. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

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

In May 2024, the NJBPU approved a DSIC rate, effective May 26, 2024, that is expected to result in $0.5 million of annual revenue. In November 2024, the NJBPU approved a DSIC rate, effective November 26, 2024, that is expected to result in an additional $0.6 million of annual revenue. Middlesex expects to file for an additional DSIC rate increase in April 2025.

In February 2025, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The new PWAC rate will be effective March 1, 2025.

Tidewater – In August 2024, Tidewater filed an application with the DEPSC to increase its general rates for water service. In the application, Tidewater seeks an overall increase in annual operating revenue of $10.3 million or 25.66% over current revenue. The request for rate increases will allow Tidewater to recover prudently incurred investments made in the last ten years to support continued regulatory compliance, enhanced water quality, service reliability, security and resiliency of the water utility infrastructure assets. Effective October 30, 2024, Tidewater received approval of the DEPSC to suspend its DSIC rate and implement an interim rate increase, which is expected to result in approximately $2.5 million of annual revenues, subject to refund pending the outcome of the rate case application.

In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through December 31, 2024, Tidewater has spent $1.8 million, which is included in Regulatory Assets.

Tidewater Acquisition of the Water Utility Assets of the Town of Ocean View, Delaware – In February 2025, Tidewater and the Town of Ocean View, Delaware’s (Ocean View) joint application for Tidewater’s purchase of all of the rights, title, and interest in the water utility assets of Ocean View for $4.6 million was approved by the DEPSC. Ocean View serves approximately 900 customers in Sussex County, Delaware. Tidewater currently provides water service to most residents of Ocean View other than the 900 customers currently served by Ocean View. Closing on this purchase is expected by April 2025.

Southern Shores - Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029.  Under the agreement, rates are increased when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain thresholds. In 2024, capital expenditures did exceed the established threshold. In addition, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%.

Twin Lakes – Twin Lakes provides water services to approximately 115 residential customers in Shohola, Pennsylvania. In January 2021, the Pennsylvania Public Utility Commission (PAPUC) appointed a large Pennsylvania based investor-owned utility as the receiver (the Receiver Utility) of the Twin Lakes system. In November 2021, the PAPUC issued an Order ordering the Receiver Utility to acquire the Twin Lakes water system and for Middlesex, the parent company of Twin Lakes, to submit $1.7 million into an escrow account within 30 days. In January 2025, the United States Court of Appeals for the Third Circuit (Third Circuit Court) upheld the PAPUC Order. Following the Third Circuit Court’s decision, Middlesex will not pursue further litigation in the federal courts and intends to submit the required escrow payment to complete the Receiver Utility’s acquisition of the Twin Lakes system. The estimated loss recorded by the Company related to this matter, and the financial results, total assets and financial obligations of Twin Lakes are not material to Middlesex.

Regulatory Matters

We have recorded certain costs as regulatory assets because we expect full recovery of, or are currently recovering, these costs in the rates we charge customers. These deferred costs have been excluded from rate base and, therefore, we are not earning a return on the unamortized balances. We record regulatory liabilities for amounts expected to be refunded to customers in the rate making process. These items are detailed as follows:

	(In Thousands)
	December 31,
Regulatory Assets	2024	2023
Income Taxes (a)	$89,825	$84,419
Other (b)	11,958	6,275
Total	$101,783	$90,694

Regulatory Liabilities
Income Taxes (c)	$27,380	$28,188
Cost of Removal (d)	20,595	19,727
Employee Benefit Plans (e)	9,435	1,471
Lawsuit Settlement (f)	5,334	63,635
New Jersey Revenue Taxes (g)	1,813	—
Total	$64,557	$113,021

(a) The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.

(b) Other primarily includes deferred costs for rate cases and tank painting.

(c) The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21%. The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. The Company has recorded regulatory liabilities for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are overwhelmingly related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex and Pinelands customers became effective after 2017 and reflect the impact of the 2017 Tax Act.

(d) The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under GAAP and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense.

(e) Retirement benefits include pension and other retirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations less than current funding.

(f) The net proceeds available to Middlesex from the 3M Settlement Agreement were recorded as a regulatory liability and are being used for future related operating and maintenance costs.

(g) Revenue related taxes paid by the Company's New Jersey Regulated subsidiaries, and reflected in those subsidiaries current base rates, were above enacted rates and will be refunded back to customers in a future rate proceeding.

Note 3 – Income Taxes

Income tax expense (benefit) differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

	(In Thousands)
	Years Ended December 31,
	2024	2023	2022
Income Tax at Statutory Rate	$10,764	$6,839	$9,590
Tax Effect of:
Utility Plant Related	(659)	(1,495)	(1,106)
Tangible Property Repairs	(4,535)	(5,475)	(6,767)
State Income Taxes – Net	1,270	1,117	1,296
Other	65	55	227
Total Income Tax Expense	$6,905	$1,041	$3,240

Income tax expense (benefit) is comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$1,554	$2,952	$425
State	1,126	1,066	1,381
Deferred:
Federal	3,802	(3,261)	1,242
State	482	348	260
Investment Tax Credits	(59)	(64)	(68)
Total Income Tax Expense	$6,905	$1,041	$3,240

As part of Middlesex’s March 2018 general rate case settlement with the NJBPU, Middlesex received approval for regulatory accounting treatment of income tax benefits associated with the adoption of tangible property regulations issued by the IRS (fully amortized as of March 31, 2022) as well as prospective recognition of the income tax benefits for the immediate deduction of repair costs on tangible property. This results in significant reductions in the Company’s effective income tax rate, current income tax expense and deferred income tax expense (benefit).

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(In Thousands)
	December 31,
	2024	2023
Utility Plant Related	$95,877	$84,330
Customer Advances	(3,525)	(3,546)
Employee Benefits	7,888	7,100
Investment Tax Credits	181	240
Other	814	612
Total Accumulated Deferred Income Taxes	$101,235	$88,736

The determination of our provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. We use the asset and liability method to determine and record deferred tax assets and liabilities, representing future tax benefits and taxes payable, which result from the differences in basis recorded in GAAP financial statements and amounts recorded in the income tax returns. The deferred tax assets and liabilities are recorded utilizing the statutorily enacted tax rates expected to be in effect at the time the assets are realized and/or the liabilities settled. An offsetting valuation allowance is recorded when it is more likely than not that some or all of the deferred income tax assets won’t be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows.

Occasionally, federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of changes in tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effects of changes in tax laws or tax rates are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax laws or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Accounting guidance also requires that regulatory liabilities and/or assets be considered a temporary difference for which a related deferred tax asset and/or liability shall be recognized.

Accounting guidance requires that we establish reserves for uncertain tax positions, if any, when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. Any changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a change to earnings and cash flows.

Interest and penalties related to unrecognized tax benefits, if any, are recognized within interest charges and other expense, respectively.

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

Tidewater contracts with the City of Dover, Delaware to purchase treated water of up to 75.0 million gallons annually.

Purchased water costs are shown below:

	(In Millions)
	Years Ended December 31,
	2024	2023	2022
Untreated	$3.5	$3.2	$3.2
Treated	4.0	5.3	3.9
Total Costs	$7.5	$8.5	$7.1

Leases - The Company determines if an arrangement is a lease at the inception of the lease. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company has entered into an operating lease of office space for administrative purposes, expiring in December 2029. The Company has not entered into any finance leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million for each of the years ended December 31, 2024, 2023 and 2022.

Information related to operating lease ROU assets is as follows:

	(In Millions)
	December 31,
	2024	2023
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.7)	(4.1)
Current ROU Asset	$2.6	$3.2

The Company’s future minimum operating lease commitments as of December 31, 2024 are as follows:

(In Millions)
December 31, 2024
2025	$0.8
2026	0.8
2027	0.9
2028	0.9
2029	0.9
Total Lease Payments	$4.3
Imputed Interest	(1.3)
Present Value of Lease Payments	3.0
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.4

*Included in Other Current Liabilities

Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $9.6 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs.

Contingencies – Based on our operations in the heavily-regulated water and wastewater industries, the Company is routinely involved in disputes, claims, lawsuits and other regulatory and legal matters, including responsibility for fines and penalties relative to regulatory compliance. At this time, Management does not believe the final resolution of any such matters, whether asserted or unasserted, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company maintains business insurance coverage that may mitigate the effect of current or future loss contingencies.

Change in Control Agreements – The Company has Change in Control Agreements with its executive officers that provide compensation and benefits in the event of termination of employment in connection with a change in control of the Company.

Note 5 – Short-term Borrowings

Information regarding the Company’s short-term borrowings for the years ended December 31, 2024 and 2023 is summarized below:

	($ In Millions)
	2024	2023
Average Amount Outstanding	$38.7	$35.7
Weighted Average Interest Rate	6.33%	6.13%
Notes Payable at Year-End	$23.0	$42.8
Weighted Average Interest Rate at Year-End	5.63%	6.50%

The Company maintains bank lines of credit aggregating $140.0 million.

	(In Millions)
	As of December 31, 2024				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Expiration Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 23, 2026
PNC Bank	23.0	45.0	68.0	Committed	January 31, 2027
CoBank, ACB (CoBank)	—	12.0	12.0	Committed	May 20, 2026
	$23.0	$117.0	$140.0

The maturity dates for the Notes Payable as of December 31, 2024 are extendable at the discretion of the Company.

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

Common Stock

The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $1.0 million under the Investment Plan during 2024. Currently, 0.7 million shares remain registered with the United States Securities and Exchange Commission and available for issuance to participants under the Investment Plan.

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

The Company maintains a stock plan for its independent Directors as a component of outside members of the Board of Directors compensation. For the years ended December 31, 2024, 2023 and 2022, 7,570, 4,608 and 2,664 shares, respectively, of Middlesex common stock were granted and issued to the Company’s independent Directors under the plan. The maximum number of shares authorized for grant under the plan is 100,000, of which 34,283 shares remain available for future awards.

In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.

Preferred Stock

At December 31, 2024 and 2023, there were 120,000 shares of preferred stock authorized and less than 16,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.

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

The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to convert one convertible preferred share for twelve shares of the Company's common stock. In 2024, 4,275 shares of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 51,300 shares (approximately $0.4 million) of the Company’s common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair value of twelve shares of the Company's common stock for each share of convertible stock redeemed.

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

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with an expected maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of December 31, 2024.

In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with expected maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down less than $0.1 million on these loans as of December 31, 2024. Each project has its own construction timetable with the last spending set to occur in 2026.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through December 31, 2024 and expects that the requisitions will continue through the second quarter of 2025.

In July 2023, Pinelands Water and Pinelands Wastewater closed on $3.9 million and $3.6 million CoBank amortizing mortgage type loans, respectively, with an interest rate of 6.17% and a final maturity date of 2043 for each loan. Proceeds were used to pay off outstanding intercompany loans with Middlesex and for ongoing capital projects.

In May 2023, Tidewater closed on a $20.0 million loan from CoBank with an interest rate of 5.71% and a 2033 maturity date and fully drew all funds by June 30, 2023. Proceeds from the loan were used to pay off Tidewater’s outstanding balances under its bank lines of credit and for other general corporate purposes.

In April 2023, Tidewater closed on two DEPSC-approved Delaware SRF loans totaling $6.9 million, all at interest rates of 2.0% with maturity dates in 2043 and 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains. Tidewater has fully drawn on these loans.

In March 2023, Middlesex closed on a $40.0 million, 5.24% private placement of First Mortgage Bonds (FMBs) with a 2043 maturity date designated as Series 2023A. Proceeds were used to reduce the Company’s outstanding balances under its bank lines of credit.

In May 2022, Middlesex repaid its two outstanding New Jersey Infrastructure Bank (NJIB) construction loans by issuing FMBs to the NJIB under two loan agreements. The total amount of FMBs issued is $52.2 million and designated as Series 2022A ($16.2 million) and Series 2022B ($36.0 million). The interest rate on the Series 2022A bond is zero and the interest rate on the Series 2022B bond ranges between 2.7% and 3.0%. The final maturity date for both FMBs is August 1, 2056, with scheduled debt service payments over the life of these loans.

The aggregate annual principal repayment obligations as of December 31, 2024 for all long-term debt over the next five years and thereafter are shown below:

Year	(In Millions) Annual Maturities

2025	$7.7
2026	7.5
2027	7.3
2028	7.0
2029	6.5
Thereafter	323.4

The weighted average interest rate on all long-term debt at December 31, 2024 and 2023 was 3.64% and 3.65%, respectively.

Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (EPS) of common stock for the years ended December 31, 2024, 2023 and 2022. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands, Except Per Share Amounts)
	2024		2023		2022
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$44,351	17,842	$31,524	17,732	$42,429	17,597
Preferred Dividend	(112)		(120)		(120)
Earnings Applicable to Common Stock	$44,239	17,842	$31,404	17,732	$42,309	17,597
Basic EPS	$2.48		$1.77		$2.40
Diluted:
Earnings Applicable to Common Stock	$44,239	17,842	$31,404	17,732	$42,309	17,597
Convertible Preferred $7.00 Series Dividend	46	104	67	115	67	115
Adjusted Earnings Applicable to Common Stock	$44,285	17,946	$31,471	17,847	$42,376	17,712
Diluted EPS	$2.47		$1.76		$2.39

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

	(In Thousands)
	At December 31,
	2024		2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$129,602	$125,067	$133,374	$131,745

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $229.8 million and $231.3 million at December 31, 2024 and 2023, respectively. Advances for construction have carrying amounts of $22.6 million and $21.3 million at December 31, 2024 and 2023, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

Note 7 - Employee Benefit Plans

Pension Benefits

The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2024 and 2023 was $80.8 million and $83.7 million, respectively.

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

The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2024 and 2023.

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2024	2023	2024	2023
Change in Projected Benefit Obligation:
Beginning Balance	$91,853	$87,788	$28,000	$32,909
Service Cost	1,270	1,551	320	391
Interest Cost	4,280	4,270	1,313	1,608
Actuarial (Gain) Loss	(5,478)	1,966	(486)	(5,968)
Benefits Paid	(4,424)	(3,722)	(946)	(940)
Ending Balance	$87,501	$91,853	$28,201	$28,000

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2024	2023	2024	2023
Change in Fair Value of Plan Assets:
Beginning Balance	$92,346	$84,828	$48,352	$44,029
Actual Return on Plan Assets	7,976	10,840	4,675	4,323
Employer Contributions	2,750	400	946	940
Benefits Paid	(4,424)	(3,722)	(946)	(940)
Ending Balance	$98,648	$92,346	$53,027	$48,352

Funded Status	$11,147	$494	$24,826	$20,352

	(In Thousands)
	Pension Plan		Other Benefits Plan
	As of December 31,
	2024	2023	2024	2023
Amounts Recognized in the Consolidated
Balance Sheets consist of:
Current Liability	$883	$933	$—	$—
Noncurrent Asset	(12,030)	(1,427)	(24,826)	(20,352)
Net Asset Recognized	$(11,147)	$(494)	$(24,826)	$(20,352)

	(InThousands)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit Cost
Service Cost	$1,270	$1,551	$2,362	$320	$391	$799
Interest Cost	4,280	4,270	3,042	1,313	1,608	1,325
Expected Return on Plan Assets	(6,322)	(5,865)	(7,041)	(3,384)	(3,082)	(3,547)
Amortization of Net Actuarial Loss (Gain)	153	658	1,674	(1,098)	(191)	—
Net Periodic Benefit Cost*	$(619)	$614	$37	$(2,849)	$(1,274)	$(1,423)

*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income, net.

Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2025 are as follows:

	(In Thousands)
	Pension Plan	Other Benefits Plan
Actuarial Loss (Gain)	$50	$(1,127)

The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2024, 2023 and 2022, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2024	2023	2022	2024	2023	2022
Weighted Average Assumptions:
Expected Return on Plan Assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	5.47%	4.79%	4.98%	5.49%	4.79%	4.98%
Benefit Cost	4.79%	4.98%	2.72%	4.79%	4.98%	2.72%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.

The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2021).

For the 2024 valuation, costs and obligations for our Other Benefits Plan assumed a 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2024 with the annual rate of increase declining 0.15% per year for 2025-2044, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5.0% by year 2045.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(In Thousands)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$228	$(184)
Effect on Projected Benefit Obligation	$3,434	$(2,824)

The following benefit payments, which reflect expected future service, are expected to be paid:

	(In Thousands)
Year	Pension Plan	Other Benefits Plan
2025	$5,412	$1,303
2026	5,399	1,368
2027	5,479	1,410
2028	5,595	1,444
2029	5,581	1,541
2030-2034	29,746	8,682
Totals	$57,212	$15,748

Benefit Plans Assets

The allocation of plan assets at December 31, 2024 and 2023 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2024	2023	Target	2024	2023	Target
Equity Securities	31.8%	58.1%	30%	65.2%	60.9%	43%
Debt Securities	67.9%	39.6%	68%	33.0%	36.1%	50%
Cash	0.3%	0.7%	2%	1.8%	3.0%	2%
Real Estate/Commodities	0.0%	1.6%	0%	0.0%	0.0%	5%
Total	100.0%	100.0%		100.0%	100.0%

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

The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(In Thousands)
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual Funds	$31,187	$—	$—	$31,187
Money Market Funds	293	—	—	293
Common Equity Securities	195	—	—	195
Corporate Bonds	42,974	—	—	42,974
Agency/US Debt	19,041	—	—	19,041
Sovereign/Non-US Debt	4,958	—	—	4,958
Total Investments	$98,648	$—	$—	$98,648

	(In Thousands)
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual Funds	$71,236	$—	$—	$71,236
Money Market Funds	663	—	—	663
Common Equity Securities	12,544	—	—	12,544
Corporate Bonds	5,091	—	—	5,091
Agency/US Debt	1,854	—	—	1,854
Sovereign/Non-US Debt	958	—	—	958
Total Investments	$92,346	$—	$—	$92,346

The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(In Thousands)
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual Funds	$34,545	$—	$—	$34,545
Money Market Funds	977	—	—	977
Agency/US/State/Municipal Debt	—	17,505	—	17,505
Total Investments	$35,522	$17,505	$—	$53,027

	(In Thousands)
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual Funds	$29,437	$—	$—	$29,437
Money Market Funds	1,429	—	—	1,429
Agency/US/State/Municipal Debt	—	17,486	—	17,486
Total Investments	$30,866	$17,486	$—	$48,352

Benefit Plans Contributions

For the Pension Plan, Middlesex made total cash contributions of $2.8 million in 2024 and expects to make approximately $0.9 million of cash contributions in 2025.

For the Other Benefits Plan, Middlesex made total cash contributions of $0.9 million in 2024 and expects to make approximately $1.0 million of cash contributions in 2025.

401(k) Plan

The Company maintains a 401(k) defined contribution plan, which covers substantially all employees (temporary employee needs to complete at least 1,000 hours of service to be eligible). Under the terms of the plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Employees hired after March 31, 2007 are not eligible to participate in the Pension Plan and are generally eligible to participate in a discretionary profit sharing plan administered through the 401(k) plan. In December each year, the Board of Directors may approve that a stated percentage of eligible compensation be contributed to the account of the employee participant in the first quarter of the following year. For those employees still actively employed on December 31, 2024 or retired during the current year, the Company will fund a discretionary contribution of $1.1 million before April 1, 2025, which represents 5.0% of eligible 2024 compensation. For the years ended December 31, 2023 and 2022, the Company made qualifying discretionary contributions of $0.9 million for each year.

Stock-Based Compensation

The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares of restricted stock issued under the plan are subject to forfeiture by the employee in the event of termination of employment for any reason within three or five years of the award, as applicable, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under the plan is 300,000 shares, of which approximately 70% remain available for issuance.

The Company recognizes compensation expense at fair value for the plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.

The following table presents awarded but not yet vested share information for the plan:

	Shares(thousands)	Unearned Compensation (thousands)	Weighted Average Granted Price
Balance, January 1, 2022	83	$1,931
Granted	11	1,151	$105.17
Vested	(17)
Amortization of Compensation expense	—	(1,350)
Balance, December 31, 2022	77	1,732
Granted	15	1,165	$77.63
Vested	(18)	—
Amortization of Compensation expense	—	(1,854)
Balance, December 31, 2023	74	1,043
Granted	19	1,003	$52.50
Vested	(58)	—
Amortization of Compensation expense	—	(1,140)
Balance, December 31, 2024	35	$906

Unearned compensation is recognized over a period of 4 years.

Note 8 – Business Segment Data

The Company’s Chief Operating Decision Maker (CODM) consists of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The CODM evaluates segment performance and profitability using net income. This metric provides a clear, consistent basis for analyzing the financial results of each segment and supports decision-making regarding the allocation of resources.

Resource allocation to the Company’s regulated and non-regulated segments begins with the annual budgeting process, which establishes initial funding and resource levels for each segment. The budget incorporates key financial and operational inputs, including anticipated revenues, expenses, capital and financing requirements, aligning with the Company’s strategic objectives and regulatory obligations. The CODM reviews budget-to-actual variances on a monthly, quarterly and year to-date basis and makes interim decisions to reallocate resources among segments as needed, ensuring a timely and effective response to changing conditions. For the regulated segment, the CODM uses this assessment to determine whether the segment is achieving its regulatory authorized rate of return.

The segments follow the same accounting policies as described in Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments. Segment profit or loss is based on Net Income. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated based on the applicable cost allocation factors. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. The effects of all intra-segment and/or intercompany transactions are eliminated in the consolidated financial statements.

The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware and includes Middlesex, Tidewater, Pinelands Water and Southern Shores. This segment also includes a regulated wastewater system in New Jersey, Pinelands Wastewater. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware and includes USA, USA-PA, and White Marsh.

	(In Thousands)
	Years Ended December 31,
Operation by Segments	2024	2023	2022
Revenues:
Regulated	$179,359	$154,617	$151,117
Non – Regulated	13,552	12,773	12,446
Inter-segment Elimination	(1,034)	(1,116)	(1,129)
Consolidated Revenues	$191,877	$166,274	$162,434

Operating Expenses
Purchased Water:
Regulated	$8,064	$9,144	$7,777
Non – Regulated	—	—	—
Inter-segment Elimination	(567)	(663)	(688)
Consolidated Purchased Water	$7,497	$8,481	$7,089

Other Operations and Maintenance Expenses:
Regulated	$76,483	$66,670	$64,170
Non – Regulated	8,850	8,415	8,278
Inter-segment Elimination	(467)	(453)	(441)
Consolidated Other Operations and Maintenance Expenses	$84,866	$74,632	$72,007

Other Taxes:
Regulated	$21,644	$18,504	$17,963
Non – Regulated	230	240	245
Consolidated Other Taxes	$21,874	$18,744	$18,208

Depreciation:
Regulated	$24,173	$24,931	$22,783
Non – Regulated	257	263	246
Consolidated Depreciation	$24,430	$25,194	$23,029

Operating Income:
Regulated	$49,462	$35,820	$44,257
Non – Regulated	3,748	3,403	3,076
Consolidated Operating Income	$53,210	$39,223	$47,333

Other Income (Expense), Net:
Regulated	$12,195	$6,637	$7,898
Non – Regulated	281	214	279
Inter-segment Elimination	(407)	(366)	(474)
Consolidated Other Income (Expense), Net	$12,069	$6,485	$7,703

	(In Thousands)
	Years Ended December 31,
Operation by Segments (continued)	2024	2023	2022
Interest Expense:
Regulated	$14,430	$13,508	$9,833
Non – Regulated	—	—	7
Inter-segment Elimination	(407)	(365)	(473)
Consolidated Interest Expense	$14,023	$13,143	$9,367

Income Taxes:
Regulated	$5,653	$(146)	$2,084
Non – Regulated	1,252	1,187	1,156
Consolidated Income Taxes	$6,905	$1,041	$3,240

Net Income:
Regulated	$41,575	$29,094	$40,229
Non – Regulated	2,776	2,430	2,200
Consolidated Net Income	44,351	31,524	42,429

Capital Expenditures:
Regulated	$74,584	$90,047	$91,054
Non – Regulated	38	132	281
Total Capital Expenditures	$74,622	$90,179	$91,335

	(In Thousands)
	As of	As of
	December 31, 2024	December 31, 2023
Assets:
Regulated	$1,264,472	$1,235,549
Non – Regulated	7,671	8,068
Inter-segment Elimination	(16,969)	(7,565)
Consolidated Assets	$1,255,174	$1,236,052

Note 9 - Quarterly Data - Unaudited

Financial information for each quarter of 2024 and 2023 is as follows:

	(In Thousands of Dollars, Except Per Share Data)
2024	1st	2nd	3rd	4th	Total

Operating Revenues	$40,524	$49,146	$55,100	$47,107	$191,877
Operating Income	9,865	15,315	17,501	10,529	53,210
Net Income	10,682	10,546	14,319	8,804	44,351
Basic Earnings per Share	$0.60	$0.59	$0.80	$0.49	$2.48
Diluted Earnings per Share	$0.59	$0.59	$0.80	$0.49	$2.47
Common Dividend Per Share	$0.3250	$0.3250	$0.3250	$0.3400	$1.3150
High/Low Common Stock Price	$50.33/$64.71	$45.84/$58.02	$52.74/$67.59	$52.62/$69.70

2023	1st	2nd	3rd	4th	Total

Operating Revenues	$38,156	$42,801	$46,715	$38,602	$166,274
Operating Income	7,490	10,669	12,822	8,242	39,223
Net Income	5,868	9,901	9,990	5,765	31,524
Basic Earnings per Share	$0.33	$0.56	$0.56	$0.32	$1.77
Diluted Earnings per Share	$0.33	$0.55	$0.56	$0.32	$1.76
Common Dividend Per Share	$0.3125	$0.3125	$0.3125	$0.3250	$1.2625
High/Low Common Stock Price	$72.64/$90.56	$66.51/$84.38	$65.37/$84.35	$61.34/$73.47

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

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted to the United States Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management of the Company, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the disclosure controls and procedures are effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2024.

Middlesex’s independent registered public accounting firm (PCAOB ID 23) has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of the Company.

ITEM 9B.	OTHER INFORMATION.

(a)	None.

(b)	Insider Trading Arrangements and Policies - During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K."

(c)	Form 8-K Disclosures – None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to Directors of Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:

Consolidated Balance Sheets at December 31, 2024 and 2023.

Consolidated Statements of Income for each of the three years in the period ended December 31, 2024.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024.

Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2024 and 2023.

Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2024.

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

MIDDLESEX WATER COMPANY

By:	/s/ Nadine Leslie
Nadine Leslie
President and Chief Executive Officer
Date:	February 28, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Robert J. Capko
Robert J. Capko
Corporate Controller
(Principal Accounting Officer)

By:	/s/ Nadine Leslie
Nadine Leslie
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Dennis W. Doll
Dennis W. Doll
Chairman of the Board and Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Vaughn L. McKoy
Vaughn L. McKoy
Director

By:	/s/ Ann L. Noble
Ann L. Noble
Director

By:	/s/ Walter G. Reinhard
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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.5	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.
3.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Water Purchase Contract, dated as of October 24, 2023, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.7	Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.9(a)	Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12	Employment Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 23, 2024.
(t)10.12(a)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Nadine Leslie, filed as Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(b)	Employment Agreement, dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 10, 2024.
(t)10.12(c)	Change in Control Termination Agreement, , dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 10, 2024.
(t)10.12(d)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(e)	Employment Agreement, dated as of December 16, 2024, between the Company and Gregory Sorenson, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 26, 2024.
(t)10.12(f)	Change in Control Termination Agreement, dated as of December 16, 2024, between the Company and Gregory Sorenson, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 26, 2024.
(t)10.12(g)	Change in Control Termination Agreement, dated as of Novmeber 1, 2024, between the Company and Jay L. Kooper, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(h)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Robert K. Fullagar, filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 5, 2024.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.12(i)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Georgia M. Simpson, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(j)	Change in Control Termination Agreement, dated as of November 1, 2024 between the Company and Robert J. Capko, filed as Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 5, 2024.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)	Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.14	Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.15	Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.16	Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.17(a)	Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.17(b)	Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.17(c)	Promissory Note and Supplement, dated May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.17(d)	Sixth Amendment to Promissory Note and Supplement, dated as of May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.18	Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.19	Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.20	Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.22	Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.23	Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.24	Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.25	Prospectus Supplement, filed August 3, 2022, relating to the Middlesex Water Company Investment Plan.	333-266482
10.25(a)	Prospectus Supplement, filed July 25, 2023, relating to the Middlesex Water Company Investment Plan.	333-266482
10.26(a)	Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(b)	Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(c)	Amendment to Loan Documents, dated March 17, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A. filed as Exhibit 10.26(c) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.26(d)	Amendment to Loan Documents, dated April 5, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(d) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.26(e)	Amendment to Loan Documents, dated June 15, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(e) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
10.26(f)	Amendment to Loan Documents, dated January 29, 2024, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
*10.26(g)	Amendment to Loan Documents, dated January 24, 2025, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.
10.27(a)	Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.27(b)	Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.27(c)	Amendment No. 2 ($60,000,000) to Uncommitted Loan Agreement, dated January 26, 2023, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A. filed as Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.27(d)	Amendment No. 3 ($60,000,000) to Uncommitted Loan Agreement, dated January 25, 2024, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
*10.27(e)	Amendment No. 4 ($60,000,000) to Uncommitted Loan Agreement, dated January 24, 2025, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.
10.28	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.29	Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.30	Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.31	Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.32	Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.33	Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ]), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.34	Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.35	Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.37	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.38	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.39	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.40	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.41	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.42	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.
10.43	Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.44	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.45	Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.46	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.47	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.48	Bond Purchase Agreement, dated March 2, 2023, between New York Life Insurance Company and Affiliates and the Company (Series 2023A) filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.49	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.50	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.51	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.52	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Water Company and CoBank, ACB, filed as Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.53	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Wastewater Company and CoBank, ACB, filed as Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.54	Settlement Agreement, dated as of August 28, 2023, between Middlesex Water Company and 3M Company, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.55	Consulting Agreement, dated March 1, 2024, between the Company and Dennis W. Doll, filed as Exhibit 99.4 of the Company’s Current Report on Form 8-K dated January 23, 2024.
10.56	Financing Agreement (Minos Conaway Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.57	Financing Agreement (Kendale Road Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.56 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.58	Financing Agreement (Bethany Bay Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.59	Financing Agreement (DelDOT – Lochmeath), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc; filed as Exhibit 10.58 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.60	Financing Agreement (Lead and Copper Rule Service Lines Field Verifications Project), dated September 27, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
19	Middlesex Water Company Insider Trading Policy, filed as Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C.§1350.
97	Middlesex Water Company Incentive-Based Award Clawback Policy, filed as Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document