Form 10-K/A
period 2024-12-31
MIDDLESEX WATER CO
filed 2025-03-11
CIK 66004

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

MIDDLESEX WATER COMPANY

FORM 10-K

Explanatory Note

Middlesex Water Company (the Company) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this Form 10-K/A) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the SEC) on February 28, 2025 (the 2024 Form 10-K) to make certain non-substantive changes described below.

Subsequent to the filing of the Company’s 2024 Form 10-K with the SEC, the Company identified a clerical error omitting the conformed electronic signature of Baker Tilly US, LLP (Baker Tilly) (PCAOB ID 23) in the Report of the Independent Registered Public Accounting Firm (the Report). Notwithstanding the inadvertent omission of the conformed electronic signature, the original Report was dated and signed by Baker Tilly, and received by the Company on February 28, 2025, prior to the filing of the Company’s 2024 Form 10-K with the SEC.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A is being filed to (i) replace the Report with the audit report included in Part II, Item 8 to include Baker Tilly’s conformed electronic signature and (ii) amend Part IV - Item 15 Exhibits and Financial Statement Schedules to replace Baker Tilly’s consent of independent registered public accounting firm dated February 28, 2025 with an updated consent of independent registered public accounting firm and include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Please note that the only changes to the 2024 Form 10-K are those non-substantive changes described herein and only in the Items listed above. Except as described above, no changes have been made to the 2024 Form 10-K, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the 2024 Form 10-K. In addition, in accordance with SEC rules, this Form 10-K/A includes an updated auditor consent as Exhibit 23.1 and updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31, 31.1, 32 and 32.1. Except for the foregoing changes, the information in this Form 10-K/A is as of February 28, 2025, the filing date of the original Form 10-K for the year ended December 31, 2024, and has not been updated for the events subsequent to that date other than as discussed above.

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

MIDDLESEX WATER COMPANY

By:	/s/ Nadine Leslie
Nadine Leslie
President and Chief Executive Officer
Date:	March 11, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2025.

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

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.1	The Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1998.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 20, 1997, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on May 27, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 10, 1998, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.5	Certificate of Correction of Middlesex Water Company filed with the State of New Jersey on April 30, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on February 17, 2000, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Middlesex Water Company, filed with the State of New Jersey on June 5, 2002, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2003.
3.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on June 19, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
3.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 4, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 6, 2019.
3.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the State of New Jersey on September 19, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2019.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
3.11	By-laws of the Company, as amended, filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
3.12	Amendments to the by-laws of the Company, included as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated November 22, 2017.
4.1	Form of Common Stock Certificate.	2-55058	2(a)
10.1	Water Service Agreement, dated February 28, 2006, between the Company and Elizabethtown Water Company, filed as Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.2	Mortgage, dated April 1, 1927, between the Company and Union County Trust Company, as Trustee, as supplemented by Supplemental Indentures, dated as of October 1, 1939 and April 1, 1949.	2-15795	4(a)-4(f)
10.3	Supplemental Indenture, dated as of July 1, 1964 and June 15, 1991, between the Company and Union County Trust Company, as Trustee.	33-54922	10.4-10.9
10.4	Agreement for a Supply of Water, dated as of July 27, 2011, between the Company and the Old Bridge Municipal Utilities Authority, filed as Exhibit No. 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.5	Water Supply Agreement, dated as of July 14, 1987, between the Company and the Marlboro Township Municipal Utilities Authority, as amended.	33-31476	10.13
10.6	Water Purchase Contract, dated as of October 24, 2023, between the Company and the New Jersey Water Supply Authority, filed as Exhibit No. 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.7	Treatment and Pumping Agreement, dated October 1, 2014, between the Company and the Township of East Brunswick, filed as Exhibit No. 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.8	Water Supply Agreement, dated June 4, 1990, between the Company and Edison Township.	33-54922	10.24
10.9	Agreement for a Supply of Water, dated January 1, 2006, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.9(a)	Amendment to Agreement for a Supply of Water, dated as of December 1, 2015, between the Company and the Borough of Highland Park, filed as Exhibit No. 10.9(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12	Employment Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 23, 2024.
(t)10.12(a)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Nadine Leslie, filed as Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(b)	Employment Agreement, dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 10, 2024.
(t)10.12(c)	Change in Control Termination Agreement, , dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 10, 2024.
(t)10.12(d)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Lorrie B. Ginegaw, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(e)	Employment Agreement, dated as of December 16, 2024, between the Company and Gregory Sorenson, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 26, 2024.
(t)10.12(f)	Change in Control Termination Agreement, dated as of December 16, 2024, between the Company and Gregory Sorenson, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 26, 2024.
(t)10.12(g)	Change in Control Termination Agreement, dated as of Novmeber 1, 2024, between the Company and Jay L. Kooper, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(h)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Robert K. Fullagar, filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 5, 2024.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.12(i)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Georgia M. Simpson, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(j)	Change in Control Termination Agreement, dated as of November 1, 2024 between the Company and Robert J. Capko, filed as Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 5, 2024.
10.13	Transmission Agreement, dated October 16, 1992, between the Company and the Township of East Brunswick.	33-54922	10.23
10.13(a)	Amendment, dated November 28, 2016, to Transmission Agreement between the Company and the Township of East Brunswick, filed as Exhibit No. 10.13(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
10.14	Contract, dated August 20, 2018, between the City of Perth Amboy and Utility Service Affiliates (Perth Amboy), Inc., filed as Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.15	Thirtieth Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the State of New Jersey and the Company (Series EE), filed as Exhibit No. 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.16	Thirty-First Supplemental Indenture, dated October 15, 2004, between the Company and Wachovia Bank, National Association; Loan Agreement, dated November 1, 2004, between the New Jersey Environmental Infrastructure Trust and the Company (Series FF), filed as Exhibit No. 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.17(a)	Promissory Note and Supplement, dated October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective October 15, 2014, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.17(b)	Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.17(c)	Promissory Note and Supplement, dated May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.17(d)	Sixth Amendment to Promissory Note and Supplement, dated as of May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
10.18	Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.19	Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.20	Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Loan Agreement, dated November 1, 2007, between New Jersey Environmental Infrastructure Trust and the Company (Series II), filed as Exhibit No. 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.22	Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.23	Loan Agreement, dated November 1, 2008, between New Jersey Environmental Infrastructure Trust and the Company dated as of (Series KK), filed as Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.24	Loan Agreement, dated November 1, 2008, between the State of New Jersey and the Company (Series LL), filed as Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.25	Prospectus Supplement, filed August 3, 2022, relating to the Middlesex Water Company Investment Plan.	333-266482
10.25(a)	Prospectus Supplement, filed July 25, 2023, relating to the Middlesex Water Company Investment Plan.	333-266482
10.26(a)	Amended and Restated $68,000,000 Revolving Line of Credit Note, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(b)	Waiver and Amendment to Loan Documents, dated February 9, 2022, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.26(c)	Amendment to Loan Documents, dated March 17, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A. filed as Exhibit 10.26(c) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.26(d)	Amendment to Loan Documents, dated April 5, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(d) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.26(e)	Amendment to Loan Documents, dated June 15, 2023, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A, filed as Exhibit 10.26(e) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
10.26(f)	Amendment to Loan Documents, dated January 29, 2024, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.26(g)	Amendment to Loan Documents, dated January 24, 2025, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A., filed as Exhibit 10.26(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
10.27(a)	Uncommitted ($30,000,000) Loan Agreement, dated January 28, 2021, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., Tidewater Environmental Services, Inc., and Bank of America, N.A. filed as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.27(b)	Amendment No. 1 ($60,000,000) to Uncommitted Loan Agreement, dated January 27, 2022, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.27(c)	Amendment No. 2 ($60,000,000) to Uncommitted Loan Agreement, dated January 26, 2023, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A. filed as Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.27(d)	Amendment No. 3 ($60,000,000) to Uncommitted Loan Agreement, dated January 25, 2024, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A., filed as Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.27(e)	Amendment No. 4 ($60,000,000) to Uncommitted Loan Agreement, dated January 24, 2025, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A. , filed as Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
10.28	Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.29	Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.30	Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.31	Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.32	Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.33	Loan Agreement, dated November 1, 2012, between the New Jersey Economic Development Authority and the Company (Series QQ]), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.34	Loan Agreement, dated May 1, 2013, between the State of New Jersey and the Company (Series TT), filed as Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.35	Loan Agreement, dated May 1, 2013, between New Jersey Environmental Infrastructure Trust and the Company (Series UU), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.37	Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.38	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.39	Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.40	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.41	Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.42	Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.
10.43	Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
10.44	Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.45	Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.46	Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.47	Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.48	Bond Purchase Agreement, dated March 2, 2023, between New York Life Insurance Company and Affiliates and the Company (Series 2023A) filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.49	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.50	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.51	Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
10.52	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Water Company and CoBank, ACB, filed as Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.53	Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Wastewater Company and CoBank, ACB, filed as Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.54	Settlement Agreement, dated as of August 28, 2023, between Middlesex Water Company and 3M Company, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
10.55	Consulting Agreement, dated March 1, 2024, between the Company and Dennis W. Doll, filed as Exhibit 99.4 of the Company’s Current Report on Form 8-K dated January 23, 2024.
10.56	Financing Agreement (Minos Conaway Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.57	Financing Agreement (Kendale Road Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.56 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.58	Financing Agreement (Bethany Bay Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.59	Financing Agreement (DelDOT – Lochmeath), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc; filed as Exhibit 10.58 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.60	Financing Agreement (Lead and Copper Rule Service Lines Field Verifications Project), dated September 27, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
19	Middlesex Water Company Insider Trading Policy, filed as Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
21	Middlesex Water Company Subsidiaries, filed as Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*31	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C.§1350.
97	Middlesex Water Company Incentive-Based Award Clawback Policy, filed as Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document