Form 10-Q
period 2025-03-31
MIDDLESEX WATER CO
filed 2025-05-01
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as April 29, 2025: Common Stock, No Par Value: 17,920,178 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2025	2024

Operating Revenues	$44,301	$40,524

Operating Expenses:
Operations and Maintenance	21,109	20,465
Depreciation	6,527	5,396
Other Taxes	5,108	4,798

Total Operating Expenses	32,744	30,659

Operating Income	11,557	9,865

Other Income:
Allowance for Funds Used During Construction	372	176
Other Income (Expense), net	1,425	5,189

Total Other Income, net	1,797	5,365

Interest Charges	2,713	3,269

Income before Income Taxes	10,641	11,961

Income Taxes	1,162	1,279

Net Income	9,479	10,682

Preferred Stock Dividend Requirements	22	30

Earnings Applicable to Common Stock	$9,457	$10,652

Earnings per share of Common Stock:
Basic	$0.53	$0.60
Diluted	$0.53	$0.59

Average Number of Common Shares Outstanding:
Basic	17,890	17,819
Diluted	17,951	17,934

See Notes to Condensed Consolidated Financial Statements

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		March 31,	December 31,
ASSETS		2025	2024
UTILITY PLANT:	Water Production	$320,230	$314,924
	Transmission and Distribution	872,447	855,497
	General	106,395	105,167
	Construction Work in Progress	32,196	34,209
	TOTAL	1,331,268	1,309,797
	Less Accumulated Depreciation	259,278	254,425
	UTILITY PLANT - NET	1,071,990	1,055,372

CURRENT ASSETS:	Cash and Cash Equivalents	2,657	4,226
	Accounts Receivable, net of allowance for credit losses of $2,163 and $2,695 in 2025 and 2024, respectively	20,121	18,842
	Unbilled Revenues	10,284	10,764
	Materials and Supplies (at average cost)	7,031	6,719
	Prepayments	6,405	2,422
	TOTAL CURRENT ASSETS	46,498	42,973

OTHER ASSETS:	Operating Lease Right of Use Asset	2,417	2,567
	Regulatory Assets	102,688	101,783
	Non-utility Assets - Net	11,872	11,760
	Employee Benefit Plans	38,039	36,856
	Other	5,457	3,863
	TOTAL OTHER ASSETS	160,473	156,829
	TOTAL ASSETS	$1,278,961	$1,255,174

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, issued 17,894 and 17,887 in 2025 and 2024, respectively	$248,611	$248,202
	Retained Earnings	200,437	197,061
	TOTAL COMMON EQUITY	449,048	445,263
	Preferred Stock, No Par Valaue; authorized 120; issued 16	1,614	1,635
	Long-term Debt	351,258	352,822
	TOTAL CAPITALIZATION	801,920	799,720

CURRENT	Current Portion of Long-term Debt	7,720	7,711
LIABILITIES:	Notes Payable	34,000	23,000
	Accounts Payable	31,500	28,050
	Accrued Taxes	17,444	11,976
	Accrued Interest	2,455	2,916
	Unearned Revenues and Advanced Service Fees	1,535	1,476
	Other	6,566	7,759
	TOTAL CURRENT LIABILITIES	101,220	82,888

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Advances for Construction	22,679	22,629
	Lease Obligations	2,270	2,432
	Accumulated Deferred Income Taxes	103,632	101,235
	Regulatory Liabilities	63,884	64,557
	Other	308	344
	TOTAL OTHER LIABILITIES	192,773	191,197

CONTRIBUTIONS IN AID OF CONSTRUCTION		183,048	181,369
	TOTAL CAPITALIZATION AND LIABILITIES	$1,278,961	$1,255,174

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,479	$10,682
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,913	5,979
Provision for Deferred Income Taxes and Investment Tax Credits	(1,142)	1,382
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(218)	(102)
Cash Surrender Value of Life Insurance	88	(113)
Stock Compensation Expense	389	(465)
Changes in Assets and Liabilities:
Accounts Receivable	(1,279)	2,440
Unbilled Revenues	480	(2,015)
Materials & Supplies	(312)	(100)
Prepayments	(3,984)	(2,538)
Accounts Payable	(195)	(4,375)
Accrued Taxes	5,468	4,184
Accrued Interest	(460)	(488)
Employee Benefit Plans	(1,324)	(867)
Unearned Revenue & Advanced Service Fees	59	(25)
Recovered Costs - Litigation Settlement	—	(6,027)
Other Assets and Liabilities	(1,180)	(900)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,782	6,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC of $154 in 2025, $74 in 2024	(18,911)	(14,389)

NET CASH USED IN INVESTING ACTIVITIES	(18,911)	(14,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(1,587)	(1,539)
Proceeds from Issuance of Long-term Debt	28	425
Net Short-term Bank Borrowings	11,000	15,250
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(225)	(868)
Proceeds from Issuance of Common Stock	221	252
Payment of Common Dividends	(6,081)	(5,738)
Payment of Preferred Dividends	(22)	(30)
Construction Advances and Contributions-Net	226	450

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,560	8,202
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,569)	465
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,226	2,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,657	$2,855

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$1,500	$2,143
Accrued Payables for Utility Plant	$11,499	$8,657
Conversion of Preferred Stock into Common Stock	$21	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the 3 Months for:
Interest	$3,365	$3,943
Interest Capitalized	$154	$74

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	March 31,	December 31,
	2025	2024
Common Stock, No Par Value	$248,611	$248,202
Retained Earnings	200,437	197,061
TOTAL COMMON EQUITY	$449,048	$445,263

Cumulative Preferred Stock, No Par Value:
Convertible:
$7.00 Series	$535	$556
Nonredeemable:
$7.00 Series	79	79
$4.75 Series	1,000	1,000
TOTAL PREFERRED STOCK	$1,614	$1,635

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2026-2059	$273,856	$274,602
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	66,160	66,889
State Revolving Trust Notes, 2.00%-4.03%, due 2025-2044	17,811	17,895
SUBTOTAL LONG-TERM DEBT	357,827	359,386
Add: Premium on Issuance of Long-term Debt	6,290	6,339
Less: Unamortized Debt Expense	(5,139)	(5,192)
Less: Current Portion of Long-term Debt	(7,720)	(7,711)
TOTAL LONG-TERM DEBT	$351,258	$352,822

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except per share amounts)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Dividend Reinvestment & Common Stock Purchase Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Dividend Reinvestment & Common Stock Purchase Plan	4	221	—	221
Restricted Stock Award - Net - Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21	—	21
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	$248,611	$200,437	$449,048

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

The consolidated notes within the 2024 Annual Report on Form 10-K (the 2024 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the three month periods ended March 31, 2025 and 2024. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s December 31, 2024 audited financial statements included in the 2024 Form 10-K.

Recent Developments

Tidewater Acquisition of the Water Utility Assets of the Town of Ocean View, Delaware - In April 2025, Tidewater completed the acquisition of the water utility assets of the Town of Ocean View, Delaware (Ocean View) for approximately $4.6 million. Ocean View serves approximately 900 customers in Sussex County, Delaware, who have been receiving water supply from Tidewater since the system was constructed in 2008. The purchase price allocation consisted primarily of property and plant. The pro forma effect of this acquisition is not material to the Company’s results of operations.

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

Recent Accounting Guidance

The recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2025 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ended December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2024-03.
ASU 2023-09 “Improvements to Income Tax Disclosures”	The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2023-09.

Note 2 – Rate and Regulatory Matters

Middlesex – In October 2023, the New Jersey Board of Public Utilities (NJBPU) approved Middlesex’s petition for a Distribution System Improvement Charge (DSIC) Foundation Filing, which is a prerequisite to implementing a DSIC rate that allows water utilities to recover investments in, and generate a return on, qualifying capital improvements to their water distribution system made between rate proceedings. Middlesex is authorized to recover DSIC revenues up to five percent (5%) of total revenues established in Middlesex’s 2021 base rate proceeding, or approximately $5.5 million. Semi-annually, beginning in April 2024, the Company must file for a change in its DSIC rate seeking recovery for DSIC-eligible investments made during the period. DSIC rates remain in effect until Middlesex’s next base rate case increase. Under the terms of the Foundational Filing, the Company is required to file a base rate petition before November 2026.

In April 2025, Middlesex filed a third DSIC rate application that is expected to result in $1.9 million of annual revenues starting June 2025, in addition to the existing $1.1 million of annual revenues from the first and second DSIC filings.

In February 2025, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The new PWAC rate became effective March 1, 2025.

The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues and Middlesex is currently recovering costs of $0.6 million for replacing customer-owned lead service lines incurred between July 2024 through December 2024, which will be recovered from March 2025 through August 2025. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

Tidewater – In September 2024, the Delaware Public Service Commission (DEPSC) approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through March 31, 2025, Tidewater has spent $1.8 million, which is included in Regulatory Assets.

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

Southern Shores – Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029.  Under the agreement, rates are increased when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain thresholds. In 2024, capital expenditures did exceed the established threshold. In addition, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%.

Note 3 – Capitalization

Common Stock – During the three months ended March 31, 2025 and 2024, there were 4,228 common shares (approximately $0.2 million) and 4,775 common shares (approximately $0.3 million) respectively, issued under the Middlesex Water Company Investment Plan.

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

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of March 31, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down less than $0.1 million on these loans as of March 31, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through March 31, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

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

(Thousands of Dollars)
	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$128,857	$124,031	$129,602	$125,067

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $229.0 million and $229.8 million at March 31, 2025 and December 31, 2024, respectively. Advances for construction have carrying amounts of $22.7 million and $22.6 million at March 31, 2025 and December 31, 2024, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2025		2024
Basic:	Income	Shares	Income	Shares
Net Income	$9,479	17,890	$10,682	17,819
Preferred Dividend	(22)		(30)
Earnings Applicable to Common Stock	$9,457	17,890	$10,652	17,819

Basic EPS	$0.53		$0.60

Diluted:
Earnings Applicable to Common Stock	$9,457	17,890	$10,652	17,819
$7.00 Series Preferred Dividend	10	61	17	115
Adjusted Earnings Applicable to Common Stock	$9,467	17,951	$10,669	17,934

Diluted EPS	$0.53		$0.59

Note 5 – Business Segment Data

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

The segments follow the same accounting policies as described in Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments of the 2024 Form 10-K. Segment profit or loss is based on Net Income. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated based on the applicable cost allocation factors. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. The effects of all intra-segment and/or intercompany transactions are eliminated in the consolidated financial statements.

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

	(In Thousands)
	Three Months Ended
	March 31,
Operation by Segments	2025	2024
Revenues:
Regulated	$41,496	$37,465
Non – Regulated	2,952	3,204
Inter-segment Elimination	(147)	(145)
Consolidated Revenues	$44,301	$40,524

Operating Expenses
Purchased Water:
Regulated	$1,907	$1,789
Non-Regulated	—	—
Inter-segment Elimination	(28)	(30)
Consolidated Purchased Water	$1,879	$1,759

Other Operations and Maintenance Expenses:
Regulated	$17,493	$16,720
Non – Regulated	1,856	2,101
Inter-segment Elimination	(119)	(116)
Consolidated Other Operations and Maintenance Expenses	$19,230	$18,706

Other Taxes:
Regulated	$5,050	$4,744
Non – Regulated	58	54
Consolidated Other Taxes	$5,108	$4,798

Depreciation:
Regulated	$6,464	$5,329
Non – Regulated	63	67
Consolidated Depreciation	$6,527	$5,396

Operating Income:
Regulated	$10,701	$8,999
Non – Regulated	856	866
Consolidated Operating Income	$11,557	$9,865

Other Income:
Regulated	$1,901	$5,355
Non – Regulated	55	59
Inter-segment Elimination	(159)	(50)
Consolidated Other Income, Net	$1,797	$5,365

	(In Thousands)
	Three Months Ended
	March 31,
Operation by Segments (continued)	2025	2024
Interest Charges:
Regulated	$2,872	$3,319
Non – Regulated	—	—
Inter-segment Elimination	(159)	(50)
Consolidated Interest Charges	$2,713	$3,269

Income Taxes:
Regulated	$872	$987
Non – Regulated	$290	292
Consolidated Income Taxes	$1,162	$1,279

Net Income:
Regulated	$8,858	$10,049
Non – Regulated	$621	633
Consolidated Net Income	$9,479	$10,682

Capital Expenditures:
Regulated	$18,853	$14,376
Non – Regulated	58	13
Total Capital Expenditures	$18,911	$14,389

	(Thousands of Dollars)
	As of	As of
	March 31, 2025	December 31, 2024
Assets:
Regulated	1,293,783	$1,264,472
Non – Regulated	8,047	7,671
Inter-segment Elimination	(22,869)	(16,969)
Consolidated Assets	$1,278,961	$1,255,174

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of March 31, 2025
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 23, 2026
PNC Bank	34.0	$34.0	68.0	Committed	January 31, 2027
CoBank, ACB	—	12.0	12.0	Committed	May 20, 2026
	$34.0	$106.0	$140.0

The maturity dates for the Notes Payable as of March 31, 2025 are extendable at the discretion of the Company.

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

The weighted average interest rate on the outstanding borrowings at March 31, 2025 under these credit lines is 5.45%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended
	March 31
	2025	2024
Average Daily Amounts Outstanding	$29,067	$49,992
Weighted Average Interest Rates	5.43%	6.42%

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

Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 75.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended
	March 31,
	2025	2024

Treated	$887	$909
Untreated	992	850
Total Costs	$1,879	$1,759

Leases – The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company has entered into an operating lease of office space for administrative purposes, expiring in January 2030. The Company has not entered into any finance leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended March 31, 2025 and 2024, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	March 31, 2025	December 31, 2024
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(4.9)	(4.7)
ROU Asset	$2.4	$2.6

The Company’s future minimum operating lease commitments as of March 31, 2025 are as follows:

(In Millions)
2025	$0.5
2026	0.9
2027	0.9
2028	0.9
2029	0.9
Total Lease Payments	$4.1
Imputed Interest	(1.3)
Present Value of Lease Payments	2.8
Less Current Portion*	(0.5)
Non-Current Lease Liability	$2.3

*Included in Other Current Liabilities

Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that total obligate it to expend an estimated $20.0 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended March 31, 2025 and 2024, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.

Other Benefits – The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three-month periods ended March 31, 2025 and 2024, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $1.0 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2025	2024	2025	2024

Service Cost	$242	$318	$85	$80
Interest Cost	1,159	1,070	430	328
Expected Return on Assets	(1,687)	(1,580)	(928)	(846)
Amortization of Unrecognized Losses	12	38	(153)	(275)
Net Periodic (Benefit) Cost*	$(274)	$(154)	$(566)	$(713)

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

The Company’s regulated revenue results from tariff-based water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 and 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers which includes an accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data and regional weather indicators. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.

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

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024
Regulated Tariff Sales
Residential	$23,114	$20,331
Commercial	6,585	5,976
Industrial	2,999	3,133
Fire Protection	3,722	3,292
Wholesale	5,014	4,673
Non-Regulated Contract Operations	2,833	3,088
Total Revenue from Contracts with Customers	$44,267	$40,493
Other Regulated Revenues	62	60
Other Non-Regulated Revenues	119	116
Inter-segment Elimination	(147)	(145)
Total Revenue	$44,301	$40,524

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-	effects of general economic conditions, including recently announced tariffs;
-	increases in competition for growth in non-franchised markets to be potentially served by the Company;
-	ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-	availability of adequate supplies of quality water;
-	actions taken by government regulators, including decisions on rate increase requests;
-	new or modified water quality standards and compliance with related legal and regulatory requirements;
-	weather variations, including climate variability, and other natural phenomena impacting utility operations;
-	financial and operating risks associated with acquisitions and/or privatizations;
-	acts of war or terrorism;
-	cyber-attacks;
-	changes in the pace of new housing development;

-	availability and cost of capital resources;
-	timely availability of materials and supplies for operations and critical infrastructure projects;
-	effectiveness of internal control over financial reporting; and
-	other factors discussed elsewhere in this report.

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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 62,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 4,300 households in Kent and Sussex Counties through various operations and maintenance contracts.

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

Recent Developments

Tidewater Acquisition of the Water Utility Assets of the Town of Ocean View, Delaware - In April 2025, Tidewater completed the acquisition of the water utility assets of the Town of Ocean View, Delaware (Ocean View) for approximately $4.6 million. Ocean View serves approximately 900 customers in Sussex County, Delaware, who have been receiving water supply from Tidewater since the system was constructed in 2008.

Middlesex Distribution System Improvement Charge (DSIC) - In April 2025, Middlesex filed a third DSIC rate application with the New jersey Board of Public Utilities (NJBPU) that is expected to result in $1.9 million of annual revenues starting June 2025, in addition to the existing $1.1 million of annual revenues from the first and second DSIC filings.

Middlesex Purchase Water Adjustment Clause (PWAC) - In February 2025, the NJBPU approved Middlesex’s petition to reset its PWAC tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a non-affiliated water utility regulated by the NJBPU. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero once those increased costs are included in base rates. The new PWAC rate was effective March 1, 2025.

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

Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $93 million in 2025 in connection with this plan for projects that include, but are not limited to:

·	Replacement of 19,550 linear feet of cast iron main in Woodbridge Township in our Middlesex System;
·	Construction of new elevated water tanks in Delaware; and
·	Various water main replacements and improvements.

The actual amount and timing of capital expenditures is dependent on project scheduling and refinement of engineering estimates for certain capital projects.

Outlook

Our ability to increase operating income and net income is based significantly on four factors: weather, adequate and timely rate relief, effective cost management and customer growth. Weather patterns which can result in lower customer demand for water may occur at any time. As operating costs are anticipated to increase in 2025 in a variety of categories, we continue to implement plans to further streamline operations and further reduce and mitigate increases in operating costs. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of rate increase requests.

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2025 and 2026 in a variety of categories. These factors, among others, may require a base rate increase request by Middlesex in mid-2025.

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

Results of Operations – Three Months Ended March 31, 2025

	(In Thousands)
	Three Months Ended March 31,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$41,468	$2,833	$44,301	$37,436	$3,088	$40,524
Operations and Maintenance Expense	19,253	1,856	21,109	18,364	2,101	20,465
Depreciation	6,464	63	6,527	5,329	67	5,396
Other Taxes	5,050	58	5,108	4,744	54	4,798
Operating Income	$10,701	$856	$11,557	$8,999	$866	$9,865

Other Income, net	1,742	55	1,797	5,306	59	5,365
Interest Charges	2,713	—	2,713	3,269	—	3,269
Income Taxes	872	290	1,162	987	292	1,279
Net Income	$8,858	$621	$9,479	$10,049	$633	$10,682

Operating Revenues

Operating revenues for the three months ended March 31, 2025 increased $3.8 million from the same period in 2024 due to the following factors:

●	Middlesex System revenues increased $3.4 million due to the base rate increase effective March 1, 2024, DSIC rate increases and increased general meter service and wholesale customer demand;
●	Tidewater System revenues increased $0.6 million due to customer growth, an interim rate increase effective November 1, 2024 and increased customer demand; and
●	Non-regulated revenues decreased $0.2 million, primarily due to lower supplemental contract services.

Operations and Maintenance Expense

Operations and Maintenance Expense for the three months ended March 31, 2025 increased $0.6 million from the same period in 2024 due to increased variable production costs from higher customer demand, increased weather-driven main break activity and the one-time recovery in 2024 of previous water treatment operating costs at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher capitalizable costs.

Depreciation

Depreciation expense for the three months ended March 31, 2025 increased $1.1 million from the same period in 2024 due to higher average utility plant in service during the quarter and the one-time recovery in 2024 of previous depreciation costs related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order.

Other Taxes

Other Taxes for the three months ended March 31, 2025 increased $0.3 million from the same period in 2024 primarily due to higher gross receipts taxes on higher revenue in our Middlesex system.

Other Income, net

Other Income, net for the three months ended March 31, 2025 decreased $3.6 million from the same period in 2024 due to lower actuarially-determined retirement benefit plans non-service benefit and the one-time recovery in 2024 of carrying costs on PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with the Middlesex’s 2023 rate case order.

Interest Charges

Interest Charges for the three months ended March 31, 2025 decreased $0.6 million from the same period in 2024 due to lower average debt outstanding and lower average interest rates.

Income Taxes

Income Taxes for the three months ended March 31, 2025 decreased by $0.1 million from the same period in 2024, primarily due to lower pre-tax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including income taxes, from the proceeds from a litigation agreement related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the three months ended March 31, 2025, cash flows from operating activities increased $7.1 million to $13.8 million. The increase in cash flows from operating activities primarily resulted from the impact of Middlesex’s approved base rate increase effective March 1, 2024 and timing of vendor payments.

Investing Cash Flows

For the three months ended March 31, 2025, cash flows used in investing activities increased $4.5 million to $18.9 million due to increased utility plant expenditures in 2024.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the three months ended March 31, 2025, cash flows from financing activities decreased $4.6 million to $3.6 million. The decrease in cash flows provided by financing activities is due to lower borrowings under the Company’s lines of credit.

Capital Expenditures and Commitments

To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan and, when market conditions are favorable, proceeds from sales to the public of our common stock. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets.

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

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of March 31, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down less than $0.1 million on these loans as of March 31, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Tidewater also has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through March 31, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

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

The Company's retirement benefit plan assets are exposed to the market prices variations of debt and equity securities. Changes to the Company's retirement benefit plan asset values can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our exposure to market price risk in our retirement benefit plan assets is managed through our ability to recover retirement benefit plan costs through customer rates. There were no material changes to our primary market risk exposures or how such exposures are managed in 2025 nor are there expected to be in the future.

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

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.

Vera et al. v. Middlesex Water Company and Lonsk et al. v. Middlesex Water Company and 3M Company – In 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs.  On August 30, 2024, the parties to the Vera et al. v. Middlesex Water Company (Vera) and Lonsk et al v. Middlesex Water Company (Lonsk) litigations entered into a signed Settlement Term Sheet in a step towards resolution of both matters. On March 24, 2025, the parties to Vera and Lonsk entered into a signed Class Action Settlement Agreement that was subsequently filed with the Superior Court of New Jersey, Law Division (Middlesex County) on April 16, 2025 together with a Motion For Preliminary Approval of the Class Action Settlement Agreement. The Company does not believe that the now-executed and filed Class Settlement Agreement has any material financial or operational impact to Middlesex.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: May 1, 2025