Form 10-Q
period 2025-06-30
MIDDLESEX WATER CO
filed 2025-07-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☑

The number of shares outstanding of each of the registrant's classes of common stock, as July 29, 2025: Common Stock, No Par Value: 18,016,640 shares outstanding.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating Revenues	$49,323	$49,146	$93,624	$89,670

Operating Expenses:
Operations and Maintenance	23,066	21,825	44,175	42,290
Depreciation	6,703	6,305	13,230	11,701
Other Taxes	5,642	5,701	10,750	10,499

Total Operating Expenses	35,411	33,831	68,155	64,490

Operating Income	13,912	15,315	25,469	25,180

Other Income (Expense):
Allowance for Funds Used During Construction	413	257	786	433
Other Income (Expense), net	1,485	2,399	2,910	7,588

Total Other Income, net	1,898	2,656	3,696	8,021

Interest Charges	3,623	4,041	6,336	7,310

Income before Income Taxes	12,187	13,930	22,829	25,891

Income Taxes	1,409	3,384	2,571	4,663

Net Income	10,778	10,546	20,258	21,228

Preferred Stock Dividend Requirements	19	30	41	60

Earnings Applicable to Common Stock	$10,759	$10,516	$20,217	$21,168

Earnings per share of Common Stock:
Basic	$0.60	$0.59	$1.13	$1.19
Diluted	$0.60	$0.59	$1.13	$1.18

Average Number of
Common Shares Outstanding :
Basic	17,962	17,829	17,926	17,824
Diluted	17,993	17,944	17,957	17,939

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

		June 30,	December 31,
ASSETS		2025	2024
UTILITY PLANT:	Water Production	$323,691	$314,924
	Transmission and Distribution	890,445	855,497
	General	106,949	105,167
	Construction Work in Progress	43,615	34,209
	TOTAL	1,364,700	1,309,797
	Less Accumulated Depreciation	264,521	254,425
	UTILITY PLANT - NET	1,100,179	1,055,372

CURRENT ASSETS:	Cash and Cash Equivalents	2,560	4,226
	Accounts Receivable, net of allowance for credit losses of $2,101 and $2,695 in 2025 and 2024, respectively	20,888	18,842
	Unbilled Revenues	13,101	10,764
	Materials and Supplies (at average cost)	6,923	6,719
	Prepayments	6,038	2,422
	TOTAL CURRENT ASSETS	49,510	42,973

OTHER ASSETS:	Operating Lease Right of Use Asset	2,268	2,567
	Restricted Cash	1,675	—
	Regulatory Assets	105,448	101,783
	Non-utility Assets - Net	12,061	11,760
	Employee Benefit Plans	39,274	36,856
	Other	5,475	3,863
	TOTAL OTHER ASSETS	166,201	156,829
	TOTAL ASSETS	$1,315,890	$1,255,174

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, issued 18,016 and 17,887 in 2025 and 2024, respectively	$252,688	$248,202
	Retained Earnings	205,095	197,061
	TOTAL COMMON EQUITY	457,783	445,263
	Preferred Stock, No Par Value; authorized 120; issued 13	1,352	1,635
	Long-term Debt	351,084	352,822
	TOTAL CAPITALIZATION	810,219	799,720

CURRENT	Current Portion of Long-term Debt	7,633	7,711
LIABILITIES:	Notes Payable	55,200	23,000
	Accounts Payable	30,779	28,050
	Accrued Taxes	15,371	11,976
	Accrued Interest	3,070	2,916
	Unearned Revenues and Advanced Service Fees	1,841	1,476
	Other	7,588	7,759
	TOTAL CURRENT LIABILITIES	121,482	82,888

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Advances for Construction	23,447	22,629
	Lease Obligations	2,116	2,432
	Accumulated Deferred Income Taxes	107,321	101,235
	Regulatory Liabilities	63,836	64,557
	Other	286	344
	TOTAL OTHER LIABILITIES	197,006	191,197

CONTRIBUTIONS IN AID OF CONSTRUCTION		187,183	181,369
	TOTAL CAPITALIZATION AND LIABILITIES	$1,315,890	$1,255,174

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,258	$21,228
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,457	13,008
Provision for Deferred Income Taxes and Investment Tax Credits	(3,084)	1,722
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(468)	(253)
Cash Surrender Value of Life Insurance	(149)	(199)
Stock Compensation Expense	958	1,072
Changes in Assets and Liabilities:
Accounts Receivable	(2,046)	(2,001)
Unbilled Revenues	(2,337)	(3,233)
Materials & Supplies	(204)	495
Prepayments	(3,616)	(2,092)
Accounts Payable	8,326	(2,396)
Accrued Taxes	3,395	3,706
Accrued Interest	154	114
Employee Benefit Plans	(2,699)	(4,457)
Unearned Revenue & Advanced Service Fees	365	299
Recovered Costs-Environmental Litigation Settlement	—	(8,003)
Other Assets and Liabilities	(2,224)	(1,131)

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,086	17,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $318 in 2025 and $180 in 2024	(50,635)	(28,737)
Acquisition of Water Systems	(4,607)	—

NET CASH USED IN INVESTING ACTIVITIES	(55,242)	(28,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(2,707)	(2,493)
Proceeds from Issuance of Long-term Debt	886	561
Net Short-term Bank Borrowings	32,200	29,500
Deferred Debt Issuance Expense	—	(41)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(379)	(1,328)
Proceeds from Issuance of Common Stock	4,054	505
Common Stock Issuance Expense	(431)	—
Payment of Common Dividends	(12,182)	(11,531)
Payment of Preferred Dividends	(41)	(60)
Construction Advances and Contributions-Net	1,765	1,380

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,165	16,493
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9	5,635
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,226	2,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,235	$8,025

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$4,865	$4,461
Accrued Payables for Utility Plant	$2,918	$4,520
Conversion of Preferred Stock into Common Stock	$283	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Period for:
Interest	$6,363	$7,417
Interest Capitalized	$318	$180
Income Taxes	$610	$752

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT

(Unaudited)

(In thousands)

	June 30,	December 31,
	2025	2024
Common Stock, No Par Value	$252,688	$248,202
Retained Earnings	205,095	197,061
TOTAL COMMON EQUITY	$457,783	$445,263

Cumulative Preferred Stock, No Par Value:
Convertible:
$7.00 Series	$273	$556
Nonredeemable:
$7.00 Series	79	79
$4.75 Series	1,000	1,000
TOTAL PREFERRED STOCK	$1,352	$1,635

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2026-2059	$273,856	$274,602
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	65,431	66,889
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2044	18,277	17,895
SUBTOTAL LONG-TERM DEBT	357,564	359,386
Add: Premium on Issuance of Long-term Debt	6,244	6,339
Less: Unamortized Debt Expense	(5,091)	(5,192)
Less: Current Portion of Long-term Debt	(7,633)	(7,711)
TOTAL LONG-TERM DEBT	$351,084	$352,822

See Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Dividend Reinvestment & Common Stock Purchase Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

Net Income	—	—	10,546	10,546
Dividend Reinvestment & Common Stock Purchase Plan	5	253	—	253
Restricted Stock Award - Net - Employees	3	(187)	—	(187)
Restricted Stock Award - Board of Directors	7	397	—	397
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,793)	(5,793)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2024	17,829	$247,014	$185,864	$432,878

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Dividend Reinvestment & Common Stock Purchase Plan	4	221	—	221
Restricted Stock Award - Net - Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21		21
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	$248,611	$200,437	$449,048

Net Income	—	—	10,778	10,778
Dividend Reinvestment & Common Stock Purchase Plan	4	229	—	229
Restricted Stock Award - Net - Employees	18	47	—	47
Restricted Stock Award - Board of Directors	6	366	—	366
Conversion of $7 Preferred Stock to Common Stock	30	262	—	262
At-The-Market Program Common Stock Issuance	64	3,604	—	3,604
Common Stock Issuance Expense	—	(431)	—	(431)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,101)	(6,101)
Cash Dividends on Preferred Stock	—	—	(19)	(19)
Balance at June 30, 2025	18,016	$252,688	$205,095	$457,783

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

The consolidated notes within the 2024 Annual Report on Form 10-K (the 2024 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of June 30, 2025, the results of operations for the three and six month periods ended June 30, 2025 and 2024 and cash flows for the six month periods ended June 30, 2025 and 2024. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s December 31, 2024 audited financial statements included in the 2024 Form 10-K.

Recent Developments

Tidewater Acquisition of the Water Utility Assets of the Town of Ocean View, Delaware - In April 2025, Tidewater completed the acquisition of the water utility assets of the Town of Ocean View, Delaware (Ocean View) for approximately $4.6 million. Ocean View serves approximately 900 customers in Sussex County, Delaware, who have been receiving water supply from Tidewater since the system was constructed in 2008. The pro forma effect of this acquisition is not material to the Company’s consolidated results of operations.

United States Environmental Protection Agency (USEPA) Issues Final Perfluoroalkyl Substances (PFAS) Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule in Fall 2025 extending the compliance date to 2031.

Beginning in April 2029 and absent an extension by the USEPA, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to reduce levels of these PFAS compounds in their drinking water and must provide notification to the public of the violation.

In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is currently performing preliminary engineering studies to ensure that effective PFAS treatment approaches are implemented.

Recent Accounting Guidance

The recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2025 are as follows:

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

Note 2 – Rate and Regulatory Matters

Middlesex – In May 2025, Middlesex and its Pinelands wholly owned subsidiaries filed a joint petition with the New Jersey Board of Public Utilities (NJBPU) seeking permission for consolidation between the three entities by a corporate reorganization intended to combine the joint petitioning entities into Middlesex. The combination is expected to provide efficiency and benefits to our customers in various areas.

In June 2025, Middlesex and Pinelands filed a joint petition with the NJBPU to request an increase in annual base revenues by approximately $24.9 million or 19.3%. The request will allow Middlesex and Pinelands recovery of prudently-incurred investments made to meet water and wastewater quality and environmental regulations and to continue to provide safe and reliable water and wastewater service to its customers. Under New Jersey statute, the NJPBU must render a decision within nine months of filing a base rate change petition. If a decision is not rendered within nine months, Middlesex can implement interim rates up to the full amount of the requested increase.

In July 2025, Middlesex and Pinelands submitted a joint petition with the NJBPU seeking approval of a Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing for the recovery of certain costs of investments for the three-year period ending October 2028 related to compliance with requirements to address existing and emerging chemical elements or compound, installation of new plant or equipment or replacement of existing plant or equipment to further, maintain, enhance, or improve resiliency, health, safety or environmental protection for Middlesex and Pinelands’ customers, employees or the public and addressing treatment media and related equipment for both existing and emerging chemical elements and compounds. Under the RESIC program, Middlesex and Pinelands submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six-months to be recovered up to $3.8 million or 2.5% of total annual revenues included in their June 2025 base rate increase request.

In July 2025, Middlesex and Pinelands Water filed a joint petition with the NJBPU seeking approval of a Distribution System Improvement Charge (DSIC) Foundational Filing to recover investments in qualifying capital improvements to their water distribution system for the three-year period ending October 2028. Under the DSIC program, Middlesex and Pinelands Water submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six-months to be recovered up to $7.6 million or 5% of total annual revenues included in their June 2025 base rate increase request.

In May 2025, the NJBPU approved a Middlesex DSIC rate, effective June 1, 2025, that is expected to result in $1.1 million of annual revenues starting June 2025, which is in addition to the existing $1.1 million of annual revenues from previous DSIC filings.  Middlesex expects to file for an additional DISC rate increase in October 2025.

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

The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues and Middlesex is currently recovering costs of $0.6 million for replacing customer-owned lead service lines incurred between July 2024 through December 2024, which will be recovered from March 2025 through August 2025. Costs of $0.3 million incurred between January 2025 through June 2025 are expected to be recovered between September 2025 and February 2026. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.

Tidewater – In July 2025, the Delaware Public Service Commission (DEPSC) approved the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate, with new rates effective July 3, 2025. The DEPSC order approved an increase in our annual operating revenues by $5.5 million based on an authorized return on common equity of 9.5% and a common equity ratio of 53.50%. In addition, Tidewater will refund approximately $1.1 million of excess deferred income taxes associated with the Tax Cuts and Jobs Act of 2017 between July 2025 and December 2025, including $0.6 million of interest.

In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through June 30, 2025, Tidewater has spent $1.8 million to identify and inventory lead service lines.

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

Note 3 – Capitalization

Common Stock – During the six months ended June 30, 2025 and 2024, there were 8,130 common shares (approximately $0.4 million) and 9,683 common shares (approximately $0.5 million) respectively, issued under the Middlesex Water Company Investment Plan.

Middlesex has received approval from the NJBPU to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025.

On May 12, 2025, Middlesex entered into an At -the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. Since the inception of the Equity Sales Agreement through June 30, 2025, the Company has issued and sold 63,955 shares of common stock at a weighted average price of $57.23 for a total net proceeds of $3.6 million and has $106.3 million of aggregate gross sales price of shares remaining to issue under the Equity Sales Agreement as of June 30, 2025.

In May 2025, Middlesex filed a petition with the NJBPU seeking approval to issue and sell up to 2.5 million shares of its common stock during the period January 2026 through December 2028, in one or more offerings through a traditional underwritten public offering and/or an ATM offering, in order to fund portions of its capital program and other funding requirements. The NJBPU is expected to render its decision on this petition in the third quarter of 2025.

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

In May 2025, Middlesex filed a petition with the NJBPU to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey State Revolving Fund Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed in order to fund portions of its capital program and other funding requirements. The NJBPU is expected to render its decision on this petition in the third quarter of 2025.

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of June 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $0.9 million on these loans as of June 30, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through June 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

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

(Thousands of Dollars)
	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FMBs	$128,857	$127,236	$129,602	$125,067

It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $228.7 million and $229.8 million at June 30, 2025 and December 31, 2024, respectively. Advances for construction have carrying amounts of $23.4 million and $22.6 million at June 30, 2025 and December 31, 2024, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2025		2024
Basic:	Income	Shares	Income	Shares
Net Income	$10,778	17,962	$10,546	17,829
Preferred Dividend	(19)		(30)
Earnings Applicable to Common Stock	$10,759	17,962	$10,516	17,829

Basic EPS	$0.60		$0.59

Diluted:
Earnings Applicable to Common Stock	$10,759	17,962	$10,516	17,829
$7.00 Series Preferred Dividend	7	31	17	115
Adjusted Earnings Applicable to Common Stock	$10,766	17,993	$10,533	17,944

Diluted EPS	$0.60		$0.59

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2025		2024
Basic:	Income	Shares	Income	Shares
Net Income	$20,258	17,926	$21,228	17,824
Preferred Dividend	(41)		(60)
Earnings Applicable to Common Stock	$20,217	17,926	$21,168	17,824

Basic EPS	$1.13		$1.19

Diluted:
Earnings Applicable to Common Stock	$20,217	17,926	$21,168	17,824
$7.00 Series Preferred Dividend	18	31	34	115
Adjusted Earnings Applicable to Common Stock	$20,235	17,957	$21,202	17,939

Diluted EPS	$1.13		$1.18

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

	(In Thousands)
	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operation by Segments
Revenues:
Regulated	$46,267	$45,966	$87,763	$83,431
Non – Regulated	3,251	3,410	6,204	6,614
Inter-segment Elimination	(195)	(230)	(343)	(375)
Consolidated Revenues	$49,323	$49,146	$93,624	$89,670

Operating Expenses
Purchased Water:
Regulated	$2,078	$1,967	$3,985	$3,753
Non – Regulated	—	—	—	—
Inter-segment Elimination	(74)	(114)	(103)	(141)
Consolidated Purchased Water	$2,004	$1,853	$3,882	$3,612

Other Operations and Maintenance Expenses:
Regulated	$19,152	$17,923	$36,646	$34,645
Non – Regulated	2,031	2,165	3,887	4,267
Inter-segment Elimination	(121)	(116)	(240)	(234)
Consolidated Other Operations and Maintenance Expenses	$21,062	$19,972	$40,293	$38,678

Other Taxes:
Regulated	$5,576	$5,640	$10,626	$10,383
Non – Regulated	66	61	124	116
Consolidated Other Taxes	$5,642	$5,701	$10,750	$10,499

Depreciation:
Regulated	$6,638	$6,239	$13,102	$11,568
Non – Regulated	65	66	128	133
Consolidated Depreciation	$6,703	$6,305	$13,230	$11,701

Operating Income:
Regulated	$12,943	$14,314	$23,644	$23,315
Non – Regulated	969	1,001	1,825	1,865
Consolidated Operating Income	$13,912	$15,315	$25,469	$25,180

Other Income:
Regulated	$2,019	$2,653	$3,921	$8,008
Non – Regulated	38	50	93	109
Inter-segment Elimination	(159)	(47)	(318)	(96)
Consolidated Other Income, Net	$1,898	$2,656	$3,696	$8,021

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operation by Segments (continued)
Interest Charges:
Regulated	$3,782	$4,087	$6,654	$7,406
Non – Regulated	—	—	—	—
Inter-segment Elimination	(159)	(46)	(318)	(96)
Consolidated Interest Charges	$3,623	$4,041	$6,336	$7,310

Income Taxes:
Regulated	$1,088	$3,053	$1,960	$4,040
Non – Regulated	$321	331	$611	623
Consolidated Income Taxes	$1,409	$3,384	$2,571	$4,663

Net Income:
Regulated	$10,092	$9,826	$18,951	$19,877
Non – Regulated	$686	720	$1,307	1,351
Consolidated Net Income	$10,778	$10,546	$20,258	$21,228

Capital Expenditures:
Regulated	$31,696	$14,325	$50,549	$28,701
Non – Regulated	28	23	$86	36
Total Capital Expenditures	$31,724	$14,348	$50,635	$28,737

	(Thousands of Dollars)
	As of	As of
	June 30, 2025	December 31, 2024
Assets:
Regulated	1,330,351	$1,264,472
Non – Regulated	9,563	7,671
Inter-segment Elimination	(24,024)	(16,969)
Consolidated Assets	$1,315,890	$1,255,174

Note 6 – Short-term Borrowings

The Company maintains lines of credit aggregating $140.0 million.

	(Millions)
	As of June 30, 2025
	Outstanding	Available	Maximum	Credit Type	Renewal Date
Bank of America	$—	$60.0	$60.0	Uncommitted	January 23, 2026
PNC Bank	44.6	$23.4	68.0	Committed	January 31, 2027
CoBank, ACB	10.6	1.4	12.0	Committed	May 20, 2026
	$55.2	$84.8	$140.0

In July 2025, Tidewater increased its line of credit with CoBank, ACB (CoBank) to $20.0 million and extended the renewal date to May 20, 2028.

The maturity dates for the Notes Payable as of June 30, 2025 are extendable at the discretion of the Company.

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

The weighted average interest rate on the outstanding borrowings at June 30, 2025 under these credit lines is 5.51%.

The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Daily Amounts Outstanding	$47,018	$62,934	$38,304	$56,463
Weighted Average Interest Rates	5.43%	6.43%	5.43%	6.42%

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

Middlesex also has an agreement with a non-affiliated NJBPU-regulated water utility for the purchase of treated water. This agreement, which expires February 27, 2031, provides for the minimum purchase of 3.0 mgd of treated water with provisions for additional purchases if needed.

Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 75.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Treated	$1,107	$992	$2,098	$1,901
Untreated	897	861	1,784	1,711
Total Costs	$2,004	$1,853	$3,882	$3,612

Leases – The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.

The Company’s only significant operating lease is for office space for administrative purposes, which expires in January 2030. The Company has not entered into any finance leases. The exercise of a lease renewal option for the Company’s administrative offices is solely at the discretion of the Company.

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

Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.4 million for each of the six months ended June 30, 2025 and 2024, respectively.

Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	June 30, 2025	December 31, 2024
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(5.0)	(4.7)
ROU Asset	$2.3	$2.6

The Company’s future minimum operating lease commitments as of June 30, 2025 are as follows:

(In Millions)
2025	$0.3
2026	0.9
2027	0.9
2028	0.9
2029	0.9
Total Lease Payments	$3.9
Imputed Interest	(1.2)
Present Value of Lease Payments	2.7
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.1

*Included in Other Current Liabilities

Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that total obligate it to expend an estimated $18.2 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs.

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

Note 8 – Employee Benefit Plans

Pension Benefits – The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended June 30, 2025 and 2024, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.

Other Benefits – The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three-month periods ended June 30, 2025 and 2024, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $1.0 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2025	2024	2025	2024

Service Cost	$242	$318	$85	$80
Interest Cost	1,159	1,070	430	328
Expected Return on Assets	(1,687)	(1,580)	(928)	(846)
Amortization of Unrecognized Losses (Gains)	12	38	(153)	(275)
Net Periodic Benefit*	$(274)	$(154)	$(566)	$(713)

	(In Thousands)
	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2025	2024	2025	2024

Service Cost	$483	$635	$170	$160
Interest Cost	2,318	2,140	860	657
Expected Return on Assets	(3,374)	(3,161)	(1,856)	(1,692)
Amortization of Unrecognized Losses (Gains)	25	76	(307)	(549)
Net Periodic Benefit*	$(548)	$(310)	$(1,133)	$(1,424)

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

The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Regulated Tariff Sales
Residential	$26,248	$24,736	$49,362	$45,066
Commercial	7,463	8,584	14,048	14,559
Industrial	3,404	3,639	6,403	6,773
Fire Protection	3,998	3,656	7,720	6,948
Wholesale	5,047	5,208	10,061	9,880
Non-Regulated Contract Operations	3,131	3,293	5,964	6,381
Total Revenue from Contracts with Customers	$49,291	$49,116	$93,558	$89,607
Other Regulated Revenues	107	143	169	205
Other Non-Regulated Revenues	120	117	240	233
Inter-segment Elimination	(195)	(230)	(343)	(375)
Total Revenue	$49,323	$49,146	$93,624	$89,670

Note 10 – Income Taxes

The Company’s effective tax rate was 11.6% and 11.3% for the three and six months ended June 30, 2025, respectively, compared to 24.3% and 18.0% for the same periods in 2024. We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Income Taxes for the three months ended June 30, 2025 decreased by $2.0 million from the same period in 2024, primarily due to lower pre-tax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System. Income Taxes for the six months ended June 30, 2025 decreased by $2.1 million from the same period in 2024, primarily due to lower pretax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement.

The statutory Federal tax rate is 21.0% for the three and six months ended June 30, 2025 and 2024. For states with a corporate net income tax, the state corporate net income tax rates range from 8.7% to 9.0% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to the recognition of the income tax benefits for the immediate deduction of repair expenditures on tangible property in the Middlesex System as well as other permanent book-to-tax differences.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. The Company intends that these statements be covered by the safe harbors created under those laws.  They include, but are not limited to statements as to:

-	expected financial condition, performance, prospects and earnings of the Company;
-	strategic plans for growth;
-	the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-	the Company’s expected liquidity needs during the upcoming fiscal year and beyond and the sources and availability of funds to meet its liquidity needs;
-	expected customer rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-	financial projections;
-	the expected amount of cash contributions to fund the Company’s retirement benefit plans, anticipated discount rates and rates of return on plan assets;
-	the ability of the Company to pay dividends;
-	the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-	changes in federal and state regulations;
-	the safety and reliability of the Company’s equipment, facilities and operations;
-	the Company’s plans to renew municipal franchises and consents in the territories it serves;
-	trends; and
-	the availability and quality of our water supply.

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

Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 64,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 3,300 households in Kent and Sussex Counties through various operations and maintenance contracts.

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

Rates and Regulatory Activity – In July 2025, Tidewater received a Delaware Public Service Commission (DEPSC) order approving the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate. In addition, in June 2025, Middlesex and Pinelands filed a Joint Application for general base rate increase. See Note 2, Rate and Regulatory Matters for more details about our rates and regulatory activity in Delaware and New Jersey.

United States Environmental Protection Agency (USEPA) Issues Final Perfluoroalkyl Substances (PFAS) Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations, effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule in Fall 2025 extending the compliance date to 2031.

Beginning in April 2029 and absent an extension by the USEPA, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to reduce levels of these PFAS compounds in their drinking water and must provide notification to the public of the violation.

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

Our investments in system infrastructure continue to grow significantly and our operating costs are anticipated to increase in 2025 and 2026 in a variety of categories. These factors, among others, required a base rate increase request by Middlesex and Pinelands in June 2025.

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

Results of Operations – Three Months Ended June 30, 2025

	(In Thousands)
	Three Months Ended June 30,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$46,192	$3,131	$49,323	$45,853	$3,293	$49,146
Operations and Maintenance Expense	21,035	2,031	23,066	19,660	2,165	21,825
Depreciation	6,638	65	6,703	6,239	66	6,305
Other Taxes	5,576	66	5,642	5,640	61	5,701
Operating Income	$12,943	$969	$13,912	$14,314	$1,001	$15,315

Other Income, net	1,860	38	1,898	2,606	50	2,656
Interest Charges	3,623	—	3,623	4,041	—	4,041
Income Taxes	1,088	321	1,409	3,053	331	3,384
Net Income	$10,092	$686	$10,778	$9,826	$720	$10,546

Operating Revenues

Operating revenues for the three months ended June 30, 2025 increased $0.2 million from the same period in 2024 due to the following factors:

●	Middlesex System revenues decreased $0.3 million due to lower customer consumption driven by unfavorable weather partially offset by increased DSIC and Lead Service Line (LSL) Recovery rate increases (see Note 2, Rate and Regulatory Matters) ;
●	Tidewater System revenues increased $0.6 million due to customer growth and an interim rate increase effective November 1, 2024 partially offset by lower customer consumption driven by unfavorable weather;
●	Non-regulated revenues decreased $0.2 million, primarily due to lower supplemental contract services; and
●	All other revenue categories increased $0.1 million.

Operations and Maintenance Expense

Operations and Maintenance Expense for the three months ended June 30, 2025 increased $1.2 million from the same period in 2024 due to higher production costs from lower weather-driven water quality, increased weather-driven main break repair costs and higher labor cost due to wage and employee headcount increases partially offset by higher capitalizable costs.

Depreciation

Depreciation expense for the three months ended June 30, 2025 increased $0.4 million from the same period in 2024 due to higher average utility plant in service during the quarter.

Other Taxes

Other Taxes for the three months ended June 30, 2025 decreased $0.1 million from the same period in 2024 primarily due to lower gross receipts taxes on lower revenue in our Middlesex system.

Other Income, net

Other Income, net for the three months ended June 30, 2025 decreased $0.8 million from the same period in 2024 due to lower actuarially-determined retirement benefit plans non-service benefit partially offset by higher Allowance for Funds Used During Construction from increased capital expenditures.

Interest Charges

Interest Charges for the three months ended June 30, 2025 decreased $0.4 million from the same period in 2024 due to lower average debt outstanding and lower average interest rates.

Income Taxes

Income Taxes for the three months ended June 30, 2025 decreased by $2.0 million from the same period in 2024, primarily due to lower pre-tax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System.

Results of Operations – Six Months Ended June 30, 2025

	(In Thousands)
	Six Months Ended June 30,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$87,660	$5,964	$93,624	$83,289	$6,381	$89,670
Operations and Maintenance Expense	40,288	3,887	44,175	38,023	4,267	42,290
Depreciation	13,102	128	13,230	11,568	133	11,701
Other Taxes	10,626	124	10,750	10,383	116	10,499
Operating Income	23,644	1,825	25,469	23,315	1,865	25,180

Other Income, net	3,603	93	3,696	7,912	109	8,021
Interest Charges	6,336	—	6,336	7,310	—	7,310
Income Taxes Expense (Benefit)	1,960	611	2,571	4,040	623	4,663
Net Income	$18,951	$1,307	$20,258	$19,877	$1,351	$21,228

Operating Revenues

Operating revenues for the six months ended June 30, 2025 increased $4.0 million from the same period in 2024 due to the following factors:

●	Middlesex System revenues increased $3.1 million due to the base rate increase effective March 1, 2024 and increased DSIC and LSL Recovery rate increases (see Note 2, Rate and Regulatory Matters) partially offset by less customer consumption driven by unfavorable weather;
●	Tidewater System revenues increased $1.2 million due to customer growth and an interim rate increase effective November 1, 2024 partially offset by lower customer consumption driven by unfavorable weather; and
●	Non-regulated revenues decreased $0.4 million, primarily due to lower supplemental contract services; and
●	All other revenue categories increased $0.1 million.

Operations and Maintenance Expense

Operations and Maintenance Expense for the six months ended June 30, 2025 increased $1.9 million from the same period in 2024 due to increased production costs from weather-driven lower water quality, increased weather-driven main break repair costs, higher labor cost due to wage and employee headcount increases and the one-time recovery in 2024 of previous water treatment operating costs at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher capitalizable costs.

Depreciation

Depreciation expense for the six months ended June 30, 2025 increased $1.5 million from the same period in 2024 due to higher average utility plant in service and the one-time recovery in 2024 of previous depreciation costs related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order,

Other Taxes

Other Taxes for the six months ended June 30, 2025 increased $0.3 million from the same period in 2024 primarily due to higher gross receipts taxes on higher revenue in our Middlesex system.

Other Income, net

Other Income, net for the six months ended June 30, 2025 decreased $4.3 million from the same period in 2024 due to lower actuarially-determined retirement benefit plans non-service benefit and the one-time recovery in 2024 of carrying costs on PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher Allowance for Funds Used During Construction from increased capital expenditures.

Interest Charges

Interest Charges for the six months ended June 30, 2025 decreased $1.0 million from the same period in 2024 due to lower average debt outstanding and lower average interest rates.

Income Taxes

Income Taxes for the six months ended June 30, 2025 decreased by $2.1 million from the same period in 2024, primarily due to lower pretax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including income taxes, from the proceeds from a litigation agreement related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant.

Liquidity and Capital Resources

Operating Cash Flows

Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the six months ended June 30, 2025, cash flows from operating activities increased $14.2 million to $32.1 million. The increase in cash flows from operating activities primarily resulted from the impact of Middlesex’s approved base rate increase effective March 1, 2024 and timing of vendor payments.

Investing Cash Flows

For the six months ended June 30, 2025, cash flows used in investing activities increased $26.5 million to $55.2 million due to increased utility plant expenditures in 2025 and Tidewater’s acquisition of the water utility assets of Ocean View.

For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.

Financing Cash Flows

For the six months ended June 30, 2025, cash flows from financing activities increased $6.7 million to $23.2 million. The increase in cash flows provided by financing activities is due to higher borrowings under the Company’s lines of credit and higher proceeds from the issuance of common stock under Middlesex’s new At -the-Market equity offering program (for further information on Middlesex’s At -the-Market equity offering program, see below under Capital Expenditures and Commitments).

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

Middlesex has received approval from the New Jersey Board of Public Utilities (NJBPU) to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed through December 31, 2025.

In May 2025, Middlesex filed a petition with the NJBPU to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey State Revolving Fund Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed in order to fund portions of its capital program and other funding requirements. The NJBPU is expected to render its decision on this petition in the third quarter of 2025.

The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of June 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $0.9 million on these loans as of June 30, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Tidewater also has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $4.9 million through June 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

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

On May 12, 2025, Middlesex entered into an At -the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. Since the inception of the Equity Sales Agreement through June 30, 2025, the Company has issued and sold 63,955 shares of common stock at a weighted average price of $57.23 for a total net proceeds of $3.6 million and has $106.3 million of aggregate gross sales price of shares remaining to issue under the Equity Sales Agreement as of June 30, 2025.

In May 2025, Middlesex filed a petition with the NJBPU seeking approval to issue and sell up to 2.5 million shares of its common stock during the period January 2026 through December 2028, in one or more offerings through a traditional underwritten public offering and/or an ATM offering, in order to fund portions of its capital program and other funding requirements. The NJBPU is expected to render its decision on this petition in the third quarter of 2025.

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

Vera et al. v. Middlesex Water Company and Lonsk et al. v. Middlesex Water Company and 3M Company – In 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs.  On August 30, 2024, the parties to the Vera et al. v. Middlesex Water Company (Vera) and Lonsk et al v. Middlesex Water Company (Lonsk) litigations entered into a signed Settlement Term Sheet in a step towards resolution of both matters. On March 24, 2025, the parties to Vera and Lonsk entered into a signed Class Action Settlement Agreement that was subsequently filed with the Superior Court of New Jersey, Law Division (Middlesex County) on April 16, 2025 together with a Motion For Preliminary Approval of the Class Action Settlement Agreement. On May 13, 2025, the Court issued an Order Granting Preliminary Approval of the Class Action Settlement Agreement. A final “fairness” hearing of the Agreement will be held on October 3, 2025 and it is expected that the Court will issue an Order Granting Final Approval of the Class Action Settlement Agreement shortly after this final hearing date. The Company does not believe that the now-executed and filed Class Settlement Agreement has any material financial or operational impact to Middlesex.

Item 1A.	Risk Factors

The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)	Insider Trading Arrangements and Policies - During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

10.17(e)	Seventh Amendment to Promissory Note and Supplement, dated as of July 24, 2025, between Tidewater Utilities, Inc. and CoBank, ACB.

10.25	The Middlesex Water Company Investment Plan, filed as pages S-9 through S-24 of the Company’s Prospectus Supplement dated as of July 29, 2025.

10.61	At the Market Equity Offering Sales Agreement dated May 12, 2025 by and among Bank of America Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC and Middlesex Water Company, filed as Exhibit 1.1 of the Compaany’s Current Report on Form 8-K dated May 12, 2025.

31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: July 31, 2025