Form 10-Q
period 2025-09-30
MIDDLESEX WATER CO
filed 2025-10-31
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☑
The number of shares outstanding of each of the registrant's classes of common stock, as October 30, 2025: Common Stock, No Par Value: 18,337,819 shares outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating Revenues	$54,091	$55,100	$147,715	$144,770

Operating Expenses:
Operations and Maintenance	23,738	25,359	67,913	67,649
Depreciation	6,941	6,309	20,171	18,010
Other Taxes	5,709	5,931	16,460	16,430

Total Operating Expenses	36,388	37,599	104,544	102,089

Operating Income	17,703	17,501	43,171	42,681

Other Income (Expense):
Allowance for Funds Used During Construction	432	354	1,218	787
Other Income (Expense), net	1,454	1,614	4,364	9,202

Total Other Income, net	1,886	1,968	5,582	9,989

Interest Charges	4,200	3,411	10,535	10,721

Income before Income Taxes	15,389	16,058	38,218	41,949

Income Taxes	1,431	1,739	4,001	6,402

Net Income	13,958	14,319	34,217	35,547

Preferred Stock Dividend Requirements	18	29	59	89

Earnings Applicable to Common Stock	$13,940	$14,290	$34,158	$35,458

Earnings per share of Common Stock:
Basic	$0.77	$0.80	$1.90	$1.99
Diluted	$0.77	$0.80	$1.90	$1.98

Average Number of
Common Shares Outstanding :
Basic	18,123	17,838	17,992	17,828
Diluted	18,154	17,952	18,023	17,943
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		September 30, 2025	December 31, 2024
ASSETS
UTILITY PLANT:	Water Production	$325,756	$314,924
	Transmission and Distribution	918,455	855,497
	General	108,142	105,167
	Construction Work in Progress	37,444	34,209
	TOTAL	1,389,797	1,309,797
	Less Accumulated Depreciation	270,445	254,425
	UTILITY PLANT - NET	1,119,352	1,055,372

CURRENT ASSETS:	Cash and Cash Equivalents	3,384	4,226
	Accounts Receivable, net of allowance for credit losses of $2,055 and $2,326 in 2025 and 2024, respectively	22,738	18,842
	Unbilled Revenues	10,987	10,764
	Materials and Supplies (at average cost)	7,309	6,719
	Prepayments	5,184	2,422
	TOTAL CURRENT ASSETS	49,602	42,973

OTHER ASSETS:	Operating Lease Right of Use Asset	2,117	2,567
	Restricted Cash	1,675	—
	Regulatory Assets	109,951	101,783
	Non-utility Assets - Net	12,195	11,760
	Employee Benefit Plans	40,468	36,856
	Other	6,599	3,863
	TOTAL OTHER ASSETS	173,005	156,829
	TOTAL ASSETS	$1,341,959	$1,255,174

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, issued 18,337 and 17,887 in 2025 and 2024, respectively	$269,636	$248,202
	Retained Earnings	212,910	197,061
	TOTAL COMMON EQUITY	482,546	445,263
	Preferred Stock, No Par Value; authorized 120; issued 13	1,352	1,635
	Long-term Debt	350,151	352,822
	TOTAL CAPITALIZATION	834,049	799,720

CURRENT	Current Portion of Long-term Debt	7,645	7,711
LIABILITIES:	Notes Payable	55,000	23,000
	Accounts Payable	28,143	28,050
	Accrued Taxes	15,540	11,976
	Accrued Interest	2,554	2,916
	Unearned Revenues and Advanced Service Fees	1,497	1,476
	Other	7,902	7,759
	TOTAL CURRENT LIABILITIES	118,281	82,888

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Advances for Construction	24,116	22,629
	Lease Obligations	1,959	2,432
	Accumulated Deferred Income Taxes	110,627	101,235
	Regulatory Liabilities	63,063	64,557
	Other	261	344
	TOTAL OTHER LIABILITIES	200,026	191,197

CONTRIBUTIONS IN AID OF CONSTRUCTION		189,603	181,369
	TOTAL CAPITALIZATION AND LIABILITIES	$1,341,959	$1,255,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,217	$35,547
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,988	20,231
Provision for Deferred Income Taxes and Investment Tax Credits	(4,361)	408
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(735)	(465)
Cash Surrender Value of Life Insurance	(134)	(318)
Stock Compensation Expense	1,119	1,227
Changes in Assets and Liabilities:
Accounts Receivable	(3,896)	(4,531)
Unbilled Revenues	(223)	(4,121)
Materials & Supplies	(590)	422
Prepayments	(2,762)	(1,298)
Accounts Payable	2,300	4,737
Accrued Taxes	3,564	2,873
Accrued Interest	(362)	(742)
Employee Benefit Plans	(4,024)	(5,781)
Recovered Costs-Environmental Litigation Settlement	—	(8,774)
Other Assets and Liabilities	(3,967)	(2,080)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,134	37,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $483 in 2025 and $322 in 2024	(71,642)	(49,480)
Acquisition of Water Systems	(4,607)	—

NET CASH USED IN INVESTING ACTIVITIES	(76,249)	(49,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(6,330)	(6,438)
Proceeds from Issuance of Long-term Debt	3,603	592
Net Short-term Bank Borrowings	32,000	(25,250)
Proceeds from Litigation Settlement, Net	—	63,635
Deferred Debt Issuance Expense	(36)	(54)
Common Stock Issuance Expense	(871)	—
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(379)	(1,350)
Proceeds from Issuance of Common Stock	21,281	740
Payment of Common Dividends	(18,307)	(17,326)
Payment of Preferred Dividends	(59)	(89)
Construction Advances and Contributions-Net	2,046	1,639

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,948	16,099
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	833	3,954
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,226	2,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,059	$6,344

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$7,676	$6,959
Accrued Payables for Utility Plant	$4,401	$10,927
Litigation Settlement Receivable	$—	$(6,237)
Litigation Settlement Payable	$—	$(6,237)
Conversion of Preferred Stock into Common Stock	$283	$194

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Period for:
Interest	$11,070	$11,695
Interest Capitalized	$483	$322
Income Taxes	$946	$2,413
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	September 30, 2025	December 31, 2024
Common Stock, No Par Value	$269,636	$248,202
Retained Earnings	212,910	197,061
TOTAL COMMON EQUITY	$482,546	$445,263

Cumulative Preferred Stock, No Par Value:
Convertible:
$7.00 Series	$274	$556
Nonredeemable:
$7.00 Series	78	79
$4.75 Series	1,000	1,000
TOTAL PREFERRED STOCK	$1,352	$1,635

Long-term Debt:
First Mortgage Bonds, 0.00%-5.50%, due 2026-2059	$271,172	$274,602
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	64,702	66,889
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2047	20,785	17,895
SUBTOTAL LONG-TERM DEBT	356,659	359,386
Add: Premium on Issuance of Long-term Debt	6,195	6,339
Less: Unamortized Debt Expense	(5,058)	(5,192)
Less: Current Portion of Long-term Debt	(7,645)	(7,711)
TOTAL LONG-TERM DEBT	$350,151	$352,822
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance at January 1, 2024	17,821	$246,764	$176,227	$422,991
Net Income	—	—	10,682	10,682
Middlesex Water Company Investment Plan	5	252	—	252
Restricted Stock Award - Net - Employees	(12)	(465)	—	(465)
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,738)	(5,738)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at March 31, 2024	17,814	$246,551	$181,141	$427,692

Net Income	—	—	10,546	10,546
Middlesex Water Company Investment Plan	5	253	—	253
Restricted Stock Award - Net - Employees	3	(187)	—	(187)
Restricted Stock Award - Board of Directors	7	397	—	397
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,793)	(5,793)
Cash Dividends on Preferred Stock	—	—	(30)	(30)
Balance at June 30, 2024	17,829	$247,014	$185,864	$432,878

Net Income	—	—	14,319	14,319
Middlesex Water Company Investment Plan	4	235	—	235
Restricted Stock Award - Net - Employees	—	133	—	133
Conversion of $7 Preferred Stock to Common Stock	22	194	—	194
Cash Dividends on Common Stock ($0.3250 per share)	—	—	(5,795)	(5,795)
Cash Dividends on Preferred Stock	—	—	(29)	(29)
Balance at September 30, 2024	17,855	$247,576	$194,359	$441,935

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Middlesex Water Company Investment Plan	4	221	—	221
Restricted Stock Award - Net - Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21	—	21
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	$248,611	$200,437	$449,048

Net Income	—	—	10,778	10,778
Middlesex Water Company Investment Plan	4	229	—	229
Restricted Stock Award - Net - Employees	18	47	—	47
Restricted Stock Award - Board of Directors	6	366	—	366
Conversion of $7 Preferred Stock to Common Stock	30	262	—	262
At-The-Market Program Common Stock Issuance	64	3,604	—	3,604
Common Stock Issuance Expense	—	(431)	—	(431)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,101)	(6,101)
Cash Dividends on Preferred Stock	—	—	(19)	(19)
Balance at June 30, 2025	18,016	$252,688	$205,095	$457,783

Net Income	—	—	13,958	13,958
Middlesex Water Company Investment Plan	4	235	—	235
Restricted Stock Award - Net - Employees	—	161	—	161
At-The-Market Program Common Stock Issuance	317	16,992	—	16,992
Common Stock Issuance Expense	—	(440)	—	(440)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,125)	(6,125)
Cash Dividends on Preferred Stock	—	—	(18)	(18)
Balance at September 30, 2025	18,337	$269,636	$212,910	$482,546
See Accompanying Notes to Condensed Consolidated Financial Statements.

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
The consolidated notes within the 2024 Annual Report on Form 10-K (the 2024 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of September 30, 2025, the results of operations for the three and nine month periods ended September 30, 2025 and 2024 and cash flows for the nine month periods ended September 30, 2025 and 2024. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s December 31, 2024 audited financial statements included in the 2024 Form 10-K.
Recent Developments
Perfluoroalkyl Substances (PFAS) Multi-District Litigation Settlement - Several of the Company’s utility subsidiaries are parties to a multi-district litigation (MDL) lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation.

In the third quarter of 2025, the Company received an initial settlement payment from defendant 3M Company of $0.4 million, net of legal fees and administrative costs. This was recorded as a regulatory liability as the Company intends to seek regulatory approval from its respective public utility commissions to apply the net proceeds for the benefit of customers. In October 2025, the Company received $0.7 million in additional settlement payments. The Company anticipates receiving additional settlement payments during the remainder of 2025 from the defendants named above.

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
In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is finalizing preliminary engineering studies and has began preliminary design of for PFAS treatment at the Company's largest water treatment facility in New Jersey to ensure that effective PFAS treatment approaches are implemented.
Recent Accounting Guidance
The recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2025 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2027. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2024-03.
ASU 2023-09 “Improvements to Income Tax Disclosures”	The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2023-09, but does not expect adoption of this ASU to have a material impact on its financial statements.
ASU 2025-06 "Internal-Use Software"	This ASU removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with a modified transition or retrospective application also permitted.	The Company is evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and the timing of adoption.

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
In July 2025, Middlesex and Pinelands submitted a joint petition with the NJBPU seeking approval of a Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing for the recovery of certain costs of investments for the three-year period ending October 2028 related to compliance with requirements to address existing and emerging chemical elements or compound, installation of new plant or equipment or replacement of existing plant or equipment to further maintain, enhance, or improve resiliency, health, safety or environmental protection for Middlesex and Pinelands’ customers, employees or the public and addressing treatment media and related equipment for both existing and emerging chemical elements and compounds. Under the RESIC program, Middlesex and Pinelands submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six-months to be recovered up to $3.8 million or 2.5% of total annual revenues included in their June 2025 base rate increase request.
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
In May 2025, the NJBPU approved a Middlesex DSIC rate, effective June 1, 2025, that is expected to result in $1.1 million of annual revenues starting June 2025.
In October 2025, Middlesex filed a fourth DSIC rate application that is expected to result in $0.9 million of annual revenues, which is in addition to the existing $2.3 million of annual revenues from previous DSIC filings.

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
The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues and costs of $0.6 million for replacing customer-owned lead service lines, which were incurred between July 2024 through December 2024, were recovered through August 2025. Costs of $0.3 million incurred between January 2025 through June 2025 are expected to be recovered between September 2025 and February 2026. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.
Tidewater – In October 2025, Tidewater filed an application with the Delaware Public Service Commission (DEPSC) for approval of the purchase of Pinewood Acres' water utility assets for $0.2 million. Pinewood Acres serves approximately 350 customers in Kent County, Delaware.
In July 2025, the DEPSC approved the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate, with new rates effective July 3, 2025. The DEPSC order approved an increase in our annual operating revenues by $5.5 million based on an authorized return on common equity of 9.5% and a common equity ratio of 53.50%. In addition, Tidewater will refund approximately $1.1 million of excess deferred income taxes associated with the Tax Cuts and Jobs Act of 2017 between July 2025 and December 2025, including $0.4 million of interest.
In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through September 30, 2025, Tidewater has spent $1.8 million to identify and inventory lead service lines.
Southern Shores – Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029. Under the agreement, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Additionally, when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain annual thresholds, rates are increased. In 2024, capital expenditures did exceed the established threshold. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%. In 2025, Southern Shores capital expenditures exceeded the established threshold. Effective January 1, 2026, Southern Shores rates will be increased $0.1 million or 4.89%.
Note 3 – Capitalization
Common Stock – During the nine months ended September 30, 2025 and 2024, there were 12,522 common shares (approximately $0.7 million) and 13,498 common shares (approximately $0.7 million) respectively, issued under the Middlesex Water Company Investment Plan.
In April 2023, the NJBPU authorized Middlesex to issue and sell up to 1.0 million shares of its common stock, without par value, through December 31, 2025, through one or more traditional underwriting offerings and/or ATM offerings. In September 2025, the NJBPU authorized Middlesex to issue and sell up to 2.5 million shares of its common stock, without par value, during the period January 2026 through December 2028, through one or more traditional underwriting offerings and/or ATM offerings.
On May 12, 2025, Middlesex entered into an At-the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and nine months ended September 30, 2025, Middlesex issued and sold a total of 316,786 and 380,741 shares of common stock, respectively, at a weighted average price of $53.47 and $54.10 per share, respectively, and received $16.7 million and $20.3 million in net proceeds, respectively, under the Equity Sales Agreement. As of September 30, 2025, the Company has $89.4 million of aggregate gross sales remaining under the Equity Sales Agreement.
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
Middlesex is currently authorized by the BPU to borrow up to $300.0 million through December 31, 2025, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey SRF Program, the New Jersey Economic Development Authority (NJEDA), private placement and other financial institutions, as needed.
In September 2025, the NJBPU authorized Middlesex to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey SRF Program, the NJEDA, private placement and other financial institutions as needed.
In October 2025, Middlesex closed on a $30.0 million, 5.99% private placement of First Mortgage Bonds (FMBs) due 2055, designated as Series 2025A. The net proceeds from the sale were used to repay short-term borrowings under the Company’s bank lines of credit and for other general corporate purposes.

In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of September 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $0.9 million on these loans as of September 30, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Separately, Tidewater has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $7.2 million through September 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.
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

	(Thousands of Dollars)
	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FMBs	$126,172	$125,545	$129,602	$125,067
It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $230.5 million and $229.8 million at September 30, 2025 and December 31, 2024, respectively. Advances for construction have carrying amounts of $24.1 million and $22.6 million at September 30, 2025 and December 31, 2024, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.
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

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2025		2024
Basic:	Income	Shares	Income	Shares
Net Income	$13,958	18,123	$14,319	17,838
Preferred Dividend	(18)		(29)
Earnings Applicable to Common Stock	$13,940	18,123	$14,290	17,838

Basic EPS	$0.77		$0.80

Diluted:
Earnings Applicable to Common Stock	$13,940	18,123	$14,290	17,838
$7.00 Series Preferred Dividend	5	31	17	114
Adjusted Earnings Applicable to Common Stock	$13,945	18,154	$14,307	17,952

Diluted EPS	$0.77		$0.80

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2025		2024
Basic:	Income	Shares	Income	Shares
Net Income	$34,217	17,992	$35,547	17,828
Preferred Dividend	(59)		(89)
Earnings Applicable to Common Stock	$34,158	17,992	$35,458	17,828

Basic EPS	$1.90		$1.99

Diluted:
Earnings Applicable to Common Stock	$34,158	17,992	$35,458	17,828
$7.00 Series Preferred Dividend	19	31	50	115
Adjusted Earnings Applicable to Common Stock	$34,177	18,023	$35,508	17,943

Diluted EPS	$1.90		$1.98
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

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operation by Segments
Revenues:
Regulated	$51,209	$52,252	$138,973	$135,682
Non – Regulated	3,305	3,325	9,509	9,940
Inter-segment Elimination	(423)	(477)	(767)	(852)
Consolidated Revenues	$54,091	$55,100	$147,715	$144,770

Operating Expenses
Purchased Water:
Regulated	$2,353	$1,767	$6,339	$5,521
Non – Regulated	—	—	—	—
Inter-segment Elimination	(303)	(360)	(406)	(502)
Consolidated Purchased Water	$2,050	$1,407	$5,933	$5,019

Other Operations and Maintenance Expenses:
Regulated	$19,624	$21,802	$56,269	$56,446
Non – Regulated	2,184	2,267	6,072	6,534
Inter-segment Elimination	(120)	(117)	(361)	(350)
Consolidated Other Operations and Maintenance Expenses	$21,688	$23,952	$61,980	$62,630

Other Taxes:
Regulated	$5,656	$5,881	$16,283	$16,264
Non – Regulated	53	50	177	166
Consolidated Other Taxes	$5,709	$5,931	$16,460	$16,430

Depreciation:
Regulated	$6,871	$6,245	$19,973	$17,812
Non – Regulated	70	64	198	198
Consolidated Depreciation	$6,941	$6,309	$20,171	$18,010

Operating Income:
Regulated	$16,826	$16,673	$40,470	$39,989
Non – Regulated	877	828	2,701	2,692
Consolidated Operating Income	$17,703	$17,501	$43,171	$42,681

Other Income:
Regulated	$2,002	$2,038	$5,924	$10,048
Non – Regulated	61	76	154	183
Inter-segment Elimination	(177)	(146)	(496)	(242)
Consolidated Other Income, Net	$1,886	$1,968	$5,582	$9,989

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operation by Segments (continued)
Interest Charges:
Regulated	$4,377	$3,557	$11,031	$10,963
Non – Regulated	—	—	—	—
Inter-segment Elimination	(177)	(146)	(496)	(242)
Consolidated Interest Charges	$4,200	$3,411	$10,535	$10,721

Income Taxes:
Regulated	$1,116	$1,457	$3,074	$5,497
Non – Regulated	$315	282	$927	905
Consolidated Income Taxes	$1,431	$1,739	$4,001	$6,402

Net Income:
Regulated	$13,335	$13,697	$32,289	$33,576
Non – Regulated	$623	622	$1,928	1,971
Consolidated Net Income	$13,958	$14,319	$34,217	$35,547

Capital Expenditures:
Regulated	$20,785	$20,743	$71,334	$49,444
Non – Regulated	222	—	$308	36
Total Capital Expenditures	$21,007	$20,743	$71,642	$49,480

	(Thousands of Dollars)
	As of September 30, 2025	As of December 31, 2024
Assets:
Regulated	1,351,268	$1,264,472
Non – Regulated	7,679	7,671
Inter-segment Elimination	(16,988)	(16,969)
Consolidated Assets	$1,341,959	$1,255,174
Note 6 – Short-term Borrowings
The Company maintains lines of credit aggregating $148.0 million.

	(Millions)
	As of September 30, 2025				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Expiration Date
Bank of America	$10.0	$50.0	$60.0	Uncommitted	July 31, 2026
PNC Bank	28.2	$39.8	68.0	Committed	January 31, 2027
CoBank, ACB	16.8	3.2	20.0	Committed	May 20, 2028
	$55.0	$93.0	$148.0

In July 2025, Tidewater increased the maximum borrowing amount under its line of credit with CoBank, ACB (CoBank) to $20.0 million and extended the expiration date to May 2028.
In September 2025, the Company amended its line of credit with Bank of America and extended the expiration date to July 2026.
The maturity dates for the Notes Payable as of September 30, 2025 are all three months or less and are extendable at the discretion of the Company.
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
The weighted average interest rate on the outstanding borrowings at September 30, 2025 under these credit lines is 5.33%.
The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average Daily Amounts Outstanding	$61,664	$23,476	$46,205	$44,620
Weighted Average Interest Rates	5.46%	6.41%	5.44%	6.42%
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
Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 75.0 million gallons annually.
Purchased water costs are shown below:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Treated	$1,143	$796	$3,242	$2,697
Untreated	907	611	2,691	2,322
Total Costs	$2,050	$1,407	$5,933	$5,019
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
Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and were $0.2 million for each of the three months ended September 30, 2025 and 2024, respectively, and $0.6 million for each of the nine months ended September 30, 2025 and 2024, respectively.
Information related to operating lease ROU assets and lease liabilities is as follows:

	(In Millions)
	As of
	September 30, 2025	December 31, 2024
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(5.2)	(4.7)
ROU Asset	$2.1	$2.6
The Company’s future minimum operating lease commitments as of September 30, 2025 are as follows:

(In Millions)
2025	$0.2
2026	0.8
2027	0.9
2028	0.9
2029	0.9
Total Lease Payments	$3.7
Imputed Interest	1.1
Present Value of Lease Payments	2.6
Less Current Portion*	(0.6)
Non-Current Lease Liability	$2.0

*Included in Other Current Liabilities
Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $18.9 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs.
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
Note 8 – Employee Benefit Plans
Pension Benefits – The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended September 30, 2025 and 2024, the Company did not make cash contributions to the Pension Plan. For the nine-month periods ended September 30, 2025 and 2024, the Company made cash contributions of $0 and $2.0 million, respectively, to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.
Other Benefits – The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three- and nine-month periods ended September 30, 2025 and 2024, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $1.0 million over the remainder of the current year.
The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits

	Three Months Ended September 30,
	2025	2024	2025	2024
Service Cost	$242	$318	$85	$80
Interest Cost	1,159	1,070	430	328
Expected Return on Assets	(1,687)	(1,580)	(928)	(846)
Amortization of Unrecognized Losses (Gains)	12	38	(153)	(275)
Net Periodic Benefit*	$(274)	$(154)	$(566)	$(713)

	(In Thousands)
	Pension Benefits		Other Benefits

	Nine Months Ended September 30,
	2025	2024	2025	2024
Service Cost	$725	$953	$255	$240
Interest Cost	3,476	3,210	1,289	985
Expected Return on Assets	(5,061)	(4,741)	(2,784)	(2,538)
Amortization of Unrecognized Losses (Gains)	37	114	(460)	(824)
Net Periodic Benefit*	$(823)	$(464)	$(1,700)	$(2,137)
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
The Company’s contracts do not contain any significant financing components.
The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Regulated Tariff Sales
Residential	$29,149	$28,889	$78,511	$73,955
Commercial	9,120	9,693	23,169	24,252
Industrial	3,454	3,799	9,856	10,573
Fire Protection	3,729	3,641	11,449	10,589
Wholesale	5,423	5,839	15,484	15,720
Non-Regulated Contract Operations	3,184	3,208	9,148	9,588
Total Revenue from Contracts with Customers	$54,059	$55,069	$147,617	$144,677
Other Regulated Revenues	334	391	504	595
Other Non-Regulated Revenues	121	117	361	350
Inter-segment Elimination	(423)	(477)	(767)	(852)
Total Revenue	$54,091	$55,100	$147,715	$144,770
Note 10 – Income Taxes
The Company’s effective tax rate was 9.3% and 10.5% for the three and nine months ended September 30, 2025, respectively, compared to 10.8% and 15.3% for the same periods in 2024. We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Income Taxes for the three months ended September 30, 2025 decreased by $0.3 million from the same period in 2024, primarily due to lower pre-tax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System. Income Taxes for the nine months ended September 30, 2025 decreased by $2.4 million from the same period in 2024, primarily due to lower pretax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement.
The statutory Federal tax rate is 21.0% for the three and nine months ended September 30, 2025 and 2024. For states with a corporate net income tax, the state corporate net income tax rates range from 8.7% to 9.0% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to the recognition of the income tax benefits for the immediate deduction of repair expenditures on tangible property in the Middlesex System as well as other permanent book-to-tax differences.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company does not expect this to have a material impact on the Company's 2025 financial statements.

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
Forward-Looking Statements
Certain statements contained in this periodic report and in the documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. The Company intends that these statements be covered by the safe harbors created under those laws. They include, but are not limited to statements as to:
-expected financial condition, performance, prospects and earnings of the Company;
-strategic plans for growth;
-the amount and timing of rate increases and other regulatory matters, including the recovery of certain costs recorded as regulatory assets;
-the Company’s expected liquidity needs during the upcoming fiscal year and beyond and the sources and availability of funds to meet its liquidity needs;
-expected customer rates, consumption volumes, service fees, revenues, margins, expenses and operating results;
-financial projections;
-the expected amount of cash contributions to fund the Company’s retirement benefit plans, anticipated discount rates and rates of return on plan assets;
-the ability of the Company to pay dividends;
-the Company’s compliance with environmental laws and regulations and estimations of the materiality of any related costs;
-changes in federal and state regulations;
-the safety and reliability of the Company’s equipment, facilities and operations;
-the Company’s plans to renew municipal franchises and consents in the territories it serves;
-trends; and
-the availability and quality of our water supply.
These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:
-effects of general economic conditions, including recently announced tariffs;
-increases in competition for growth in non-franchised markets to be potentially served by the Company;
-ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-availability of adequate supplies of quality water;
-actions taken by government regulators, including decisions on rate increase requests;
-new or modified water quality standards and compliance with related legal and regulatory requirements;
-weather variations, including climate variability, and other natural phenomena impacting utility operations;
-financial and operating risks associated with acquisitions and/or privatizations;
-acts of war or terrorism;
-cyber-attacks;
-changes in the pace of new housing development;
-availability and cost of capital resources;
-timely availability of materials and supplies for operations and critical infrastructure projects;
-effectiveness of internal control over financial reporting; and
-other factors discussed elsewhere in this report.
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
Recent Developments
Perfluoroalkyl Substances (PFAS) Multi-District Litigation Settlement - Several of the Company’s utility subsidiaries are parties to a multi-district litigation (MDL) lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation.

In the third quarter of 2025, the Company received an initial settlement payment from defendant 3M Company of $0.4 million, net of legal fees and administrative costs. This amount was recorded as a regulatory liability pending regulatory approval from its respective public utility commissions. In October 2025, the Company received $0.7 million in additional settlement payments. The Company anticipates receiving during the remainder of 2025 additional settlement payments from the defendants named above.

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
In anticipation of these new USEPA standards, in 2023, the Company began, and continues, implementing its strategy to meet these lower MCLs for Regulated PFAS and is finalizing the preliminary engineering studies and has began preliminary design of for PFAS treatment at the Company's largest water treatment facility in New Jersey to ensure that effective PFAS treatment approaches are implemented.
Capital Construction Program - The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to maintain and improve service for the current and future generations of water and wastewater customers. The Company plans to invest approximately $93 million in 2025 in connection with this plan for projects that include, but are not limited to:
-Replacement of approximately 20 thousand linear feet of cast iron main in Woodbridge Township in our Middlesex System;
-Design and construction of new elevated water tanks in Delaware; and
-Various water main replacements and improvements.
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
Our strategy for selective and sustainable growth is focused on the following key areas:
•Invest in our utility infrastructure to build system resiliency and meet compliance requirements;
•Timely and adequate recovery of infrastructure investments and other costs to maintain and continually improve service quality;
•Selective acquisitions of investor and municipally-owned water and wastewater utilities; and
•Operation of municipal and industrial water and wastewater systems on a contract basis which meet our risk profile.
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
Results of Operations – Three Months Ended September 30, 2025

	(In Thousands)
	Three Months Ended September 30,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$50,907	$3,184	$54,091	$51,892	$3,208	$55,100
Operations and Maintenance Expense	21,554	2,184	23,738	23,092	2,267	25,359
Depreciation	6,871	70	6,941	6,245	64	6,309
Other Taxes	5,656	53	5,709	5,882	49	5,931
Operating Income	$16,826	$877	$17,703	$16,673	$828	$17,501

Other Income, net	1,825	61	1,886	1,892	76	1,968
Interest Charges	4,200	—	4,200	3,411	—	3,411
Income Taxes	1,116	315	1,431	1,457	282	1,739
Net Income	$13,335	$623	$13,958	$13,697	$622	$14,319
Operating Revenues
Operating revenues for the three months ended September 30, 2025 decreased $1.0 million from the same period in 2024 due to the following factors:
•Middlesex System revenues decreased $1.3 million due to lower customer consumption driven by unfavorable weather partially offset by increased Distribution System Improvement Charge (DSIC) and Lead Service Line (LSL) Recovery rate increases (see Note 2, Rate and Regulatory Matters); and
•Tidewater System revenues increased $0.3 million due to customer growth and base rate increases partially offset by lower customer consumption driven by unfavorable weather.

Operations and Maintenance Expense
Operations and Maintenance Expense for the three months ended September 30, 2025 decreased $1.6 million from the same period in 2024 due to higher capitalizable costs and lower legal, financial and regulatory matter costs partially offset by higher variable production costs from weather-driven lower water quality, increased weather-driven main break repair costs and higher labor cost due to wage and employee headcount increases in 2025.
Depreciation
Depreciation expense for the three months ended September 30, 2025 increased $0.6 million from the same period in 2024 due to higher average utility plant in service.
Other Taxes
Other Taxes for the three months ended September 30, 2025 decreased $0.2 million from the same period in 2024 primarily due to lower gross receipts taxes on lower revenue in our Middlesex system.
Other Income, net
Other Income, net for the three months ended September 30, 2025 decreased $0.1 million from the same period in 2024 due to lower actuarially-determined retirement benefit plans non-service benefit partially offset by higher Allowance for Funds Used During Construction (AFUDC) from increased capital expenditures.
Interest Charges
Interest Charges for the three months ended September 30, 2025 increased $0.8 million from the same period in 2024 primarily due to higher average debt outstanding.
Income Taxes
Income Taxes for the three months ended September 30, 2025 decreased by $0.3 million from the same period in 2024, primarily due to lower pre-tax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System.
Results of Operations – Nine Months Ended September 30, 2025

	(In Thousands)
	Nine Months Ended September 30,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$138,567	$9,148	$147,715	$135,181	$9,589	$144,770
Operations and Maintenance Expense	61,841	6,072	67,913	61,115	6,534	67,649
Depreciation	19,973	198	20,171	17,812	198	18,010
Other Taxes	16,283	177	16,460	16,264	166	16,430
Operating Income	40,470	2,701	43,171	39,990	2,691	42,681

Other Income, net	5,428	154	5,582	9,804	185	9,989
Interest Charges	10,535	—	10,535	10,721	—	10,721
Income Taxes	3,074	927	4,001	5,497	905	6,402
Net Income	$32,289	$1,928	$34,217	$33,576	$1,971	$35,547

Operating Revenues
Operating revenues for the nine months ended September 30, 2025 increased $2.9 million from the same period in 2024 primarily due to the following factors:
•Middlesex System revenues increased $1.8 million due to the base rate increase effective March 1, 2024 and increased DSIC and LSL Recovery rate increases (see Note 2, Rate and Regulatory Matters) partially offset by lower consumption driven by unfavorable weather;
•Tidewater System revenues increased $1.4 million due to customer growth, and base rate increases partially offset by lower customer consumption driven by unfavorable weather; and
•Non-regulated revenues decreased $0.4 million, primarily due to lower supplemental contract services

Operations and Maintenance Expense
Operations and Maintenance Expense for the nine months ended September 30, 2025 increased $0.3 million from the same period in 2024 due to increased production costs from weather-driven lower water quality, increased weather-driven main break repair costs, higher labor cost due to wage and employee headcount increases and the one-time recovery in 2024 of previous water treatment operating costs at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher capitalizable costs and increased legal, financial and regulatory matter costs in 2024.
Depreciation
Depreciation expense for the nine months ended September 30, 2025 increased $2.2 million from the same period in 2024 due to higher average utility plant in service and the one-time recovery in 2024 of previous depreciation costs related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order.
Other Taxes
Other Taxes for the nine months ended September 30, 2025 are consistent with the same period in 2024.
Other Income, net
Other Income, net for the nine months ended September 30, 2025 decreased $4.4 million from the same period in 2024 due to lower actuarially-determined retirement benefit plans non-service benefit and the one-time recovery in 2024 of carrying costs on PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher AFUDC from increased capital expenditures.
Interest Charges
Interest Charges for the nine months ended September 30, 2025 decreased $0.2 million from the same period in 2024 due to lower average debt outstanding and lower average interest rates.
Income Taxes
Income Taxes for the nine months ended September 30, 2025 decreased by $2.4 million from the same period in 2024, primarily due to lower pretax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement. The conclusion of Middlesex’s 2023 base rate increase request allowed Middlesex to recover costs, including income taxes, from the proceeds from a litigation agreement related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant.
Liquidity and Capital Resources
Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in “Results of Operations.”

For the nine months ended September 30, 2025, cash flows from operating activities increased $6.8 million to $44.1 million. The increase in cash flows from operating activities primarily resulted from the impact of Middlesex’s approved base rate increase effective March 1, 2024, Tidewater's base rate increase effective July 3, 2025, Middlesex's increased DSIC and lower vendor and federal income tax payments.
Investing Cash Flows
For the nine months ended September 30, 2025, cash flows used in investing activities increased $26.8 million to $76.2 million due to increased utility plant expenditures in 2025 and Tidewater’s acquisition of the water utility assets of Ocean View.
For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” below.
Financing Cash Flows
For the nine months ended September 30, 2025, cash flows from financing activities increased $16.8 million to $32.9 million. The increase in cash flows provided by financing activities is due to higher borrowings under the Company’s lines of credit and higher proceeds from the issuance of common stock under Middlesex’s new At -the-Market (ATM) equity offering program (for further information on Middlesex’s At-the-Market equity offering program, see below under Capital Expenditures and Commitments) partially offset by proceeds received from a litigation settlement in 2024.
Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan and the At-the-Market equity offering program, and when market conditions are favorable, proceeds from sales to the public of our common stock. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets.
Middlesex has received approval from the New Jersey Board of Public Utilities (NJBPU) to borrow up to $300.0 million from the New Jersey SRF Program, the New Jersey Economic Development Authority (NJEDA), private placement and other financial institutions as needed through December 31, 2025.
In September 2025, the NJBPU approved Middlesex's petition to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey SRF Program, the NJEDA, private placement and other financial institutions as needed in order to fund portions of its capital program and other funding requirements.
In October 2025, Middlesex closed on a $30.0 million, 5.99% private placement of First Mortgage Bonds due 2055, designated as Series 2025A. The net proceeds from the sale were used to repay short-term borrowings under the Company’s bank lines of credit and for other general corporate purposes.

The Company expects to issue debt securities in a series of one or more transaction offerings over a multi-year period to help fund Middlesex’s multi-year capital construction program.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.7 million as of September 30, 2025, and expects that the requisitions will continue through the fourth quarter of 2025.
In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $0.9 million on these loans as of September 30, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.

Tidewater also has two active construction projects funded by prior year Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $7.2 million through September 30, 2025 and expects that the requisitions will continue through the fourth quarter of 2025.
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
As approved by the NJBPU, the Company is authorized to issue and sell up to 1.0 million shares of its common stock in one or more transactions through December 31, 2025. In September 2025, the NJBPU approved Middlesex's petition to issue and sell up to 2.5 million shares of its common stock during the period January 2026 through December 2028, in one or more offerings through a traditional underwritten public offering and/or an ATM offering.
On May 12, 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and nine months ended September 30, 2025, Middlesex issued and sold a total of 317 thousand and 381 thousand shares of common stock, respectively, at a weighted average price of $53.47 and $54.10 per share, respectively, and received $16.7 million and $20.3 million in net proceeds, respectively, under the Equity Sales Agreement. As of September 30, 2025, the Company has $89.4 million of aggregate gross sales remaining to issue and sell under the Equity Sales Agreement.
Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.
Item 3. Quantitative and Qualitative Disclosures of Market Risk
We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2026 to 2059. Over the next twelve months, approximately $7.6 million of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on our earnings. Fixed rate long-term debt and variable rate short-term debt agreements were not entered into for trading purposes.
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
Vera et al. v. Middlesex Water Company and Lonsk et al. v. Middlesex Water Company and 3M Company – In 2021, the Company was served with two PFOA-related class action lawsuits seeking restitution for medical, water filter replacement and other claimed related costs. On August 30, 2024, the parties to the Vera et al. v. Middlesex Water Company (Vera) and Lonsk et al v. Middlesex Water Company (Lonsk) litigations entered into a signed Settlement Term Sheet in a step towards resolution of both matters. On March 24, 2025, the parties to Vera and Lonsk entered into a signed Class Action Settlement Agreement. On October 3, 2025, the Court issued an Order Granting Final Approval of the Class Action Settlement Agreement, formally ending these matters, The settlement agreement did not have any material financial or operational impact to Middlesex.
Item 1A.   Risk Factors
The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
(a)None.
(b)None.
(c)Insider Trading Arrangements and Policies - During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.17(e)	Seventh Amendment to Promissory Note and Supplement, dated as of July 24, 2025, between Tidewater Utilities, Inc. and CoBank, ACB.
10.27(f)
Amendment No. 5 ($60,000,000) to Uncommitted Loan Agreement, dated September 2, 2025, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.

10.62	Bond Purchase Agreement, dated October 15, 2025, between New York Life Insurance Company and Affiliates and the Company (Series 2025A)
31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)
Date: October 31, 2025