Form 10-K
period 2025-12-31
MIDDLESEX WATER CO
filed 2026-02-19
CIK 66004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025 was $954,602,892 based on the closing market price of $54.18 per share on the NASDAQ Global Select Market.
The number of shares outstanding for each of the registrant's classes of common stock, as of February 17, 2026:
Common Stock, No par Value 18,521,933 shares outstanding
Documents Incorporated by Reference
Proxy Statement to be filed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 19, 2026, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2025 fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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
These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:
-effects of general economic conditions;
-increases in competition for growth in non-franchised markets ;
-ability of the Company to adequately control selected operating expenses which are necessary to maintain safe and proper utility services, and which may be beyond the Company’s control;
-availability of adequate supplies of water;
-actions taken by government regulators, including decisions on rate increase requests;
-new or modified water quality standards and compliance with related legal and regulatory requirements;
-weather variations and other natural phenomena impacting utility operations;
-financial and operating risks associated with acquisitions and, or privatizations;
-acts of war or terrorism;
-cyber-attacks;
-changes in the pace of real estate development;
-availability and cost of capital resources;
-timely availability of materials and supplies for operations and for critical infrastructure projects;
-effectiveness of internal control over financial reporting; and
-other factors discussed elsewhere in this annual report.
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
Overview
Middlesex was incorporated as a water utility company in 1897 and owns and operates regulated water utility and wastewater systems primarily in New Jersey and Delaware. Middlesex also operates water and wastewater systems under contract on behalf of municipal and private clients primarily in New Jersey and Delaware. Across our regulated utility systems, we serve approximately 131,000 customers. We operate water and wastewater systems under unregulated contracts for governmental entities and private entities.
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
Middlesex System
Located in New Jersey, the Middlesex System provides water services to approximately 61,000 retail customers, primarily in eastern Middlesex County, and under wholesale contracts to the City of Rahway, Townships of Edison and Marlboro, the Borough of Highland Park and the Old Bridge Municipal Utilities Authority. The Middlesex System treats, stores and distributes water for residential, commercial, industrial and fire protection purposes. The Middlesex System also provides water treatment and pumping services to the Township of East Brunswick under contract. The amount of water supply allocated to the Township of East Brunswick is granted directly to the Township by the New Jersey Water Supply Authority. The Middlesex System produced approximately 67% of our 2025 consolidated operating revenues.
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
The contract customers of the Middlesex System comprise an area of approximately 110 square miles with a population of over 0.2 million. Contract sales to the Townships of Edison and Marlboro, the City of Rahway and the Old Bridge Municipal Utilities Authority are supplemental to the water systems owned and operated by these customers. Middlesex is the primary source of water for the Borough of Highland Park and the Township of East Brunswick.
Tidewater System
Tidewater, together with its wholly-owned subsidiary, Southern Shores, provides water services to approximately 65,000 retail customers for residential, commercial and fire protection purposes in over 485 separate communities in New Castle, Kent and Sussex Counties, Delaware. The Tidewater System produced approximately 25% of our 2025 consolidated operating revenues.
Pinelands Systems
Pinelands Water provides water services to approximately 2,500 residential customers in Burlington County, New Jersey. Pinelands Water is not physically interconnected with the Middlesex System. Pinelands Water produced approximately 1% of our 2025 consolidated operating revenues.
Pinelands Wastewater provides wastewater collection and treatment services to approximately 2,500 residential customers and one municipal wastewater system in Burlington County, New Jersey. Pinelands Wastewater produced approximately 1% of our 2025 consolidated operating revenues.

USA-PA
USA-PA operates the City of Perth Amboy, New Jersey’s (Perth Amboy) water and wastewater systems under a ten-year agreement, which expires in December 2028. In addition to performing day-to day operations, USA-PA is also responsible for emergency responses and management of capital projects funded by Perth Amboy. USA-PA produced approximately 4% of our 2025 consolidated operating revenues.
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
USA produced approximately 2% of our 2025 consolidated operating revenues.
White Marsh
White Marsh operates or maintains water and/or wastewater systems that serve approximately 3,700 service connections under 28 separate contracts, primarily in New Castle, Kent and Sussex Counties, Delaware. White Marsh also owns two commercial properties that are leased to Tidewater for its administrative office campus and its field operations center. White Marsh produced approximately 0.5% of our 2025 consolidated operating revenues.
Financial Information
Consolidated operating revenues, operating income and net income are as follows:

	(Thousands of Dollars)
	Years Ended December 31,
	2025	2024	2023
Operating Revenues	$194,694	$191,877	$166,274

Operating Income	$54,376	$53,210	$39,223

Net Income	$42,822	$44,351	$31,524
Operating revenues were earned from the following sources:

	Years Ended December 31,
	2025	2024	2023

Residential	52.7%	51.0%	52.1%
Commercial	15.6	16.6	14.4
Industrial	6.9	7.2	7.0
Fire Protection	7.8	7.4	7.6
Contract Sales	10.6	11.0	11.5
Contract Operations	6.4	6.8	7.4
Total	100.0%	100.0%	100.0%
Water Supplies and Contracts
Our New Jersey and Delaware water supply systems are physically separate and are not interconnected. In New Jersey, the Pinelands System is not interconnected with the Middlesex System. We believe we have adequate sources of water supply to meet the current service requirements of our present customers in New Jersey and Delaware.

Middlesex System
Our Middlesex System produced approximately 13.8 billion gallons in 2025 from:
•The Carl J. Olsen Surface Water Treatment Plant (CJO Plant)-10.1 billion gallons;
•Company-owned wells (ground water)-2.7 billion gallons; and
•The balance purchased from a non-affiliated water utility regulated by the New Jersey Board of Public Utilities (NJBPU) under an agreement which expires February 27, 2031. This agreement provides for minimum purchases of 3.0 million gallons per day (mgd) of treated water with provisions for additional purchases.
The Middlesex System’s distribution storage facilities are used to supply water to customers at times of peak demand, outages and emergencies.
The principal source of surface water for the Middlesex System is the Delaware & Raritan Canal, which is owned by the State of New Jersey and operated by the New Jersey Water Supply Authority (NJWSA). Middlesex has an agreement with NJWSA for the purchase of untreated water through November 30, 2048. This agreement with the NJWSA provides for average purchases of 27 million gallons a day (mgd), with a peak up to 47.0 mgd. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds. The untreated surface water is pumped to, and treated at, the CJO Plant.
Tidewater System
Our Tidewater System, together with our wholly-owned subsidiary, Southern Shores, produced approximately 3.2 billion gallons in 2025, primarily from 166 wells. Tidewater expects to submit applications to Delaware regulatory authorities for the approval of additional wells as growth, customer demand and water quality warrant. Tidewater augments its water production with annual purchases of approximately 75.0 million gallons of treated water from the City of Dover, Delaware. Tidewater does not have a central water treatment facility for the over 485 separate communities it serves. As the number has grown, many of Tidewater’s individual systems have been interconnected, forming several regional systems that are served by multiple water treatment facilities owned by Tidewater.
Pinelands Water System
Water supply to our Pinelands Water System is derived from four wells which produced approximately 123 million gallons in 2025. The aggregate pumping capacity of the four wells is 2.2 mgd.
Wastewater Facilities
Pinelands Wastewater System
The Pinelands Wastewater System discharges into the South Branch of the Rancocas Creek through a wastewater treatment plant that provides clarification, sedimentation, filtration and disinfection. The total capacity of the plant is 0.5 mgd, and the system treated approximately 87.0 million gallons in 2025.
Human Capital Management
The Company strives to attract and retain employees by offering competitive compensation and benefits along with career development and training opportunities in a safe, supportive and inclusive work environment. Our mission, our business philosophy and the manner in which we deliver value for our customers, our shareholders and our employees, is inherent in what we, as an enterprise, profess to be our core values of Respect, Invest, Growth, Honesty and Teamwork. Our employees’ success is a key element of the Company’s success.
Workforce
As of December 31, 2025, the Company had 395 employees. None of our employees are subject to a collective bargaining agreement. We believe our employee relations are positive.
Employee Compensation and Benefits
The Company provides competitive compensation and benefits programs designed to attract, retain, and motivate qualified employees. Compensation is structured based on job responsibilities, skill level, experience, and geographic market considerations. The Company periodically reviews and evaluates its compensation programs, including through independent benchmarking against industry peers and relevant labor markets.
Compensation increases and incentive compensation are merit-based and linked to individual performance, as documented through the Company’s bi-annual performance management process.

The Company offers a range of benefits intended to support employees’ physical, mental, and financial well-being, including healthcare coverage, employer-funded retirement plans, insurance programs, and other benefits consistent with market practice.
Safety
The Company has implemented safety programs and management practices designed to promote a safe work environment and protect employee health. These programs include required safety training for all employees, as well as role-specific qualifications and certifications for certain operational positions.
Employees are encouraged to identify and report unsafe conditions and are authorized to stop work they reasonably believe presents a safety risk or does not comply with Company safety policies and procedures. The Company maintains a policy of non-retaliation for employees who raise safety concerns or exercise stop-work authority in good faith.
Employee Development and Training
The Company maintains training and educational programs designed to support workforce capability, operational effectiveness, and risk awareness. These programs include company-wide and role-specific training initiatives delivered through Middlesex Water Company Academy, the Company’s internal learning and development framework that supports onboarding, role-based training, leadership development, and ongoing professional development. The Company also offers tuition assistance for eligible full-time employees enrolled in pre-approved undergraduate, graduate, or professional licensing programs.
Employees receive training to identify and report operational, financial, cybersecurity, physical security and other enterprise risks, including risks related to the protection and use of sensitive data, physical risks and risks to the Company’s brand and reputation, reinforcing accountability and responsible risk management.
Executive management and the Board of Directors regularly review leadership development progress, workforce planning, and succession planning for key leadership positions. In addition, formal succession plans have also been established for certain critical roles to support business continuity and long-term organizational needs.
Workplace Culture
The Company seeks to maintain a professional work environment in which employees are treated with respect and provided opportunities to contribute and develop based on their skills, experience, and performance. The Company focuses on the recruitment and development of both external and internal candidates to support workforce continuity and organizational effectiveness.
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
We are subject to environmental and water quality regulation by the following regulatory agencies (collectively, the Government Environmental Regulatory Agencies):
•United States Environmental Protection Agency (USEPA);
•New Jersey Department of Environmental Protection (NJDEP) with respect to operations in New Jersey; and
•Delaware Department of Natural Resources and Environmental Control, the Delaware Department of Health and Social Services-Division of Public Health (DEDPH), and the Delaware River Basin Commission with respect to operations in Delaware.

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
Rate Matters
Middlesex - In February 2026, the NJBPU approved:
•$14.5 million of base rate increases for Middlesex and Pinelands, effective February 23, 2026;
•A Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing, which allows for the recovery of certain costs of future Middlesex and Pinelands investments related to compliance with requirements to address existing and emerging chemical elements or compounds, installation of new plant or equipment or replacement of existing plant or equipment to further maintain, enhance, or improve resiliency, health, safety or environmental protection; and
•A Distribution System Improvement System Charge (DSIC) Foundational Filing, which allows for the recovery of future Middlesex and Pinelands Water investments in qualifying capital improvements to their water distribution system.
In January 2026, the NJBPU approved the merger of Pinelands into Middlesex through a corporate reorganization.
In addition to above, Middlesex is currently recovering costs associated with its Lead Service Line Replacement Plan, prior DISC eligible investments and purchased water.
Tidewater - In July 2025, the DEPSC approved a $5.5 million base rate increase for Tidewater, effective July 3, 2025.
In addition to the above, Tidewater is currently recovering costs associated with DSIC investments and Tidewater's obligation to identify and inventory lead service lines.
For additional information on these rate matters, see Note 2, Rate and Regulatory Matters.
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
In April 2024, the USEPA finalized drinking water regulations for Perfluoroalkyl Substances (PFAS), establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current NJDEP MCLs adhered to by the Company. Under the new USEPA regulations effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Delaware law requires all water systems to notify their customers beginning in 2026 if PFAS levels exceed the proposed EPA MCL. Water systems have five years (by April 2029) to implement treatment solutions if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule extending the compliance date to 2031, however currently no rule has been published.

Beginning in April 2029 and absent an extension by the USEPA, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to comply with the USEPA rule and must provide notification to the public of the violation.
In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is finalizing preliminary engineering studies and has begun preliminary design of for PFAS treatment at the Company's largest water treatment facility in New Jersey to ensure that effective PFAS treatment approaches are implemented. Similarly, in Delaware the Company currently treats for PFAS at four locations and is implementing a strategy to treat at other locations as needed to ensure compliance with the new regulation.
We treat the groundwater supplies in our Middlesex System with chlorination for primary disinfection purposes and use air stripping for removal of volatile organic compounds. In addition, we use granular activated carbon filtration for Regulated PFAS compounds treatment.
Surface water treatment in our Middlesex System is by conventional treatment; coagulation, sedimentation and filtration. The treatment process includes pH adjustment, ozone and chlorination for disinfection, and corrosion control for the distribution system.
Treatment of groundwater in our Tidewater System is by chlorination for disinfection purposes, ion exchange for PFAS treatment and, in some cases, pH adjustment and filtration for nitrate and iron removal. Chloramination is used for final disinfection at Southern Shores and at a Tidewater plant.
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

Management
This table lists information concerning our executive management team:

Name	Age	Principal Position(s)
Nadine Leslie	62	President, Chief Executive Officer and Board of Directors Chair
Mohammed G. Zerhouni	50	Senior Vice President, Chief Financial Officer and Treasurer
Gregory S. Sorensen	55	Vice President and Chief Operating Officer
Robert K. Fullagar	59	President – New Jersey Operations
Lorrie B. Ginegaw	50	Vice President - Human Resources
Jay L. Kooper	53	Vice President - General Counsel and Secretary
Georgia M. Simpson	52	Vice President -Information Technology and Chief Technology Officer
Bruce E. Patrick	57	President- Delaware Operations
Robert J. Capko	52	Corporate Controller and Principal Accounting Officer
Nadine Leslie – Ms. Leslie joined the Company as President and Chief Executive Officer in March 2024. Ms. Leslie is an accomplished leader with more than 25 years of domestic and international experience in the Water Industry. She previously served as Chief Executive Officer of Suez North America from 2019 to 2022. Ms. Leslie holds a Bachelor of Science degree in civil engineering from the Faculte des Sciences in Haiti and completed an internship/scholarship program in urban planning at La Cambre University in Belgium. Ms. Leslie currently serves as a Director on the Board of Directors of Provident Financial Services, Inc. (since June 2021), Hackensack Meridian Health (since July 2020) and Syensqo SA/NV (from December 2023 through July 2025).
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
Gregory S. Sorensen - Mr. Sorensen joined the Company in December 2024 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Sorensen served as President, West Region at Liberty Utilities where he led a team of 800 professionals delivering safe and reliable water, wastewater, and electric service in Arizona, California, Texas and Chile. At Liberty, Mr. Sorensen had nearly 20 years of progressive leadership roles including in accounting, customer service, engineering, operations and general management. Before joining Liberty, Mr. Sorensen worked in various roles in accounting and finance for an international call center company in Arizona and in public accounting in North Carolina and Georgia. Mr. Sorensen attended Wake Forest University where he received a Bachelor of Science in Accounting.
Robert K. Fullagar – Mr. Fullagar, a licensed professional engineer and New Jersey T4 and W4 Licensed Operator, joined the Company in 1997, was named Assistant Vice President-Operations in January 2019 and promoted to Vice President-Operations in July 2019. In February 2025, Mr. Fullagar was promoted to President-New Jersey Operations. Mr. Fullagar attended the New Jersey Institute of Technology, where he received a Bachelor of Science Degree in Civil Engineering. Mr. Fullagar serves as Sector Chair of the New Jersey Infrastructure Advisory Committee and is a Member of the NJDEP’s Licensed Operator Advisory Committee.
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
Jay L. Kooper – Mr. Kooper joined the Company in 2014 as Vice President and General Counsel and serves as Secretary for the Company and all subsidiaries. Prior to joining the Company, Mr. Kooper held various positions in private and public entities as well as in private law practice, representing electric, gas, water, wastewater, telephone and cable companies as well as municipalities and private clients before 17 state public utility commissions and legislatures, federal agencies and federal and state appellate courts. Mr. Kooper serves as a volunteer director on selected non-profit utility industry-related Boards including the New Jersey State Bar Association’s Public Utility Law Section (current Consulter and Past Chairman) and serves as the Chairman of the National Association of Water Companies’ New Jersey Chapter. Mr.

Kooper also serves on other non-profit boards based in New Jersey, including as President of Temple B’Nai Abraham in Livingston, New Jersey and as a Director of the Crohn’s and Colitis Foundation’s New Jersey Chapter.
Georgia M. Simpson – Ms. Simpson joined the Company in 2009, was named Assistant Vice President-Information Technology in January 2019 and promoted to Vice President- Information Technology in July 2019. In April 2022, Ms. Simpson was named Chief Technology Officer. Prior to joining the Company, Ms. Simpson held various Information Technology positions and has gained an extensive array of technical and business computer certifications. Ms. Simpson graduated from Monroe University in New York with a Bachelor’s Degree in Information Systems. Ms. Simpson serves as a member of the Delaware Cyber Security Advisory Council, the Society for Information Management, New Jersey chapter and the Project Management Institute, New Jersey chapter.
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
Robert J. Capko – Mr. Capko, a Certified Public Accountant, joined the Company in 2009 as Corporate Controller. On March 28, 2023, Mr. Capko was appointed Principal Accounting Officer of Middlesex. Mr. Capko is also a Director and Treasurer of Tidewater and White Marsh and Controller of USA, USA-PA, Pinelands Water and Pinelands Wastewater. Prior to joining Middlesex, Mr. Capko was an Audit Senior Manager with Deloitte & Touche LLP, with a focus on publicly traded regulated utilities including several regulated public utility clients subject to the jurisdiction of the NJBPU. Mr. Capko serves as the Treasurer of the National Association of Water Companies’ New Jersey Chapter.
ITEM 1A.           RISK FACTORS.
Operational Risks
Weather conditions and overuse of underground aquifers may interfere with our sources of water, demand for water services and our ability to supply water to customers.
Our ability to meet current and future water demands of our customers depends on the availability of an adequate supply of water. Unexpected conditions may interfere with our water supply sources. Drought and overuse of underground aquifers may limit the availability of ground and/or surface water. Freezing weather may also contribute to water transmission and distribution interruptions caused by water main breakage. Any interruption in our water supply could cause a reduction in our revenue and profitability. These factors may adversely affect our ability to supply water in sufficient quantities to our customers. Governmental drought restrictions, heightened levels of rainfall and temperatures during the typically warmer months that are cooler than normal may result in decreased customer demand for water services and can adversely affect our revenue and earnings.
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
Increased climate variability may cause increased precipitation and flooding, increased frequency and severity of storms and droughts and other weather events, any of which may result in degradation of water quality, decreases in available water supply, changes in water usage patterns and disruptions in service. Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity. Reductions of or delays in weather forecasting could adversely affect our ability to plan and respond to such events, which may exacerbate the impact of such an event. Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the NJBPU or the DEPSC would authorize recovery of such costs, in whole or in part, in a timely manner or at all.
Disruptions in our supply chain related to goods, such as pipe, chemicals, power and other fuel, equipment, water and other raw materials could adversely impact our operations, financial position, and cash flows.
Our ability to serve our customers and operate our business in compliance with regulatory requirements is dependent upon purchasing or securing necessary goods from our suppliers and vendors. These items include but are not limited to chemicals, pipe, valves, hydrants, fittings, equipment (including personal protective equipment), water, and power and other fuel. Examples of supply chain disruptions include reduced quantities of goods available in the marketplace, delays in manufacturing or shipping goods, labor shortages at our suppliers or vendors, natural or other disasters and operational impacts to some of our suppliers or vendors. Disruptions in our supply chain related to goods have occurred and we anticipate may continue to occur in the future.
Supply chain disruptions may cause us to be unable to purchase or otherwise obtain needed goods at a reasonable price or at all, and may significantly increase the price of goods we may obtain from suppliers and vendors. This, in turn, may adversely impact our operations and our ability to serve our customers in compliance with regulatory requirements, as well as our associated results of operations, cash flows and financial condition. While we attempt to plan for and have contingencies in place to address supply chain disruptions, our mitigation efforts may not be successful or may have further negative impacts on us.
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
The NJBPU regulates our public utility companies in New Jersey with respect to rates and charges for service, classification of accounts, awards of new service territory, acquisitions, financings and other matters. That means, for example, that we cannot raise the utility rates we charge to our customers in New Jersey without first petitioning the NJBPU for approval and navigating a lengthy administrative process. Similarly, the DEPSC regulates our public utility companies in Delaware. We cannot provide assurance as to when we will request approval for any such matter, nor can we predict whether these Public Utility Commissions will approve, deny or reduce the amount of such requests.
Certain costs are not completely within our control. The failure to obtain any rate increase would limit our ability to increase our revenues and, unless we are able to reduce costs without degrading service quality, would result in reduced earnings. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on equity permitted by the applicable Public Utility Commission. This could occur if certain conditions exist, including, but not limited to, (i) water usage is less than the level anticipated in establishing rates, (ii) customers increase their conservation efforts, (iii) we experience unusual or emergent situations, events or conditions, (iv) a decrease in customers that causes a decrease in operating revenue, or (v) our investments or expenses prove to be higher than the levels estimated in establishing rates.
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
The Company must comply with various environmental laws and regulations promulgated by the USEPA, NJDEP and other governmental agencies, including the Toxic Catastrophe Prevention Act, the Spill Prevention, Control, and Countermeasure Rule and the Discharge Prevention Program of the New Jersey Spill Compensation and Control Act. If we fail to comply with environmental or other laws and regulations to which our business is subject, we could be subject to fines, penalties or other sanctions, as well as damage to our reputation, as a result of governmental proceedings and private litigation, which could adversely impact our business or results of operations.
Financial Risks
We depend upon our ability to raise money in the capital markets to finance some of the costs of complying with laws and regulations, including environmental laws and regulations and to pay for some of the costs of improvements to or the expansion of our utility system assets. Neither we nor our regulated utility companies can issue debt or equity securities without prior regulatory approval.
We require financing from external sources to fund the ongoing capital program for the improvement in our utility system assets and for planned expansion of those systems. We expect to spend approximately $506 million for capital projects through 2028. We must obtain prior approval from our economic regulators to sell debt or equity securities to raise capital for these projects. If sufficient capital is not available, or the cost of capital is too high, or if the regulatory authorities deny our petition to sell debt or equity securities, we may not be able to meet the costs of complying with environmental laws and regulations or the costs of improving and expanding our utility system assets to the level we believe operationally prudent. This may result in the imposition of fines from environmental regulators or restrictions on our operations which could curtail our ability to upgrade or replace utility system assets and have a material adverse effect on our financial condition and results of operations.
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
The acquisition and/or operation of additional water and wastewater systems is an element of our growth strategy. This strategy depends on identifying suitable opportunities that meet our risk and reward profile and reaching mutually agreeable terms with acquisition candidates or contract parties. In addition, many acquisitions or operational arrangements involving regulated water and wastewater systems are subject to approval by one or more governmental or regulatory authorities, which may include Public Utility Commissions or similar bodies with jurisdiction over rates, service territories, ownership changes, or operating authority. There can be no assurance that such approvals will be obtained on acceptable terms, in a timely manner, or at all, and regulatory authorities may impose conditions, limitations, or requirements that increase costs, restrict operations, delay integration, or reduce the anticipated benefits of a transaction.
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
Subsection 10A of the New Jersey Business Corporation Act, known as the New Jersey Shareholders Protection Act, applies to us. The Shareholders Protection Act deters merger proposals, tender offers or other attempts to effect changes in control that are not approved by our Board of Directors. In addition, we have a classified Board of Directors, which means only a portion of the Director population is elected each year. A classified Board can make it more difficult for an acquirer to gain control of the Company by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. The Board of Directors has the authority, upon obtaining NJBPU approval, to issue preferred stock in one or more series with the number of shares, voting rights, designation, limitations and other rights determined at their discretion. This could be used by the Board of Directors to discourage, delay or prevent an acquisition the Board of Directors determines is not in the best interest of the common shareholders.
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
The Company continually evaluates and refines its cybersecurity program in response to key factors such as evolving threat landscapes, program maturation, gap analysis, and guidance from external security consultants. The Company’s cybersecurity program relies on three key pillars: People, Process and Technology (PPT) to deliver a robust cybersecurity program. The cybersecurity program includes various aspects of PPT, including, but not limited to:
•Technology: Encryption, threat management, backups, monitoring, investigative support utilizing artificial intelligence embedded tools;
•Identity and Access Control Management Tools: Multi-factor authentication, monitoring and alerting of privilege account access;
•Cybersecurity Processes: Vulnerability scanning, penetration testing, and periodic assessments conducted by external security consultants;
•Incident Response Training: Regularly assessed incident response preparedness through various incident response and disaster recovery exercises; and
•Cyber Risk Awareness and Training: Frequent simulation exercises to heighten awareness of cybersecurity threats and educate our user community on preventative measures and reporting protocols. All employees participate in required periodic training with respect to cybersecurity risk and risk mitigation.
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
Key elements of our cybersecurity risk mitigation approach are comprised of:
•A dedicated cybersecurity team;
•Collaboration with third-party managed detection and response resources for 24/7 monitoring and response;
•Cybersecurity insurance to cover a portion of losses and damages resulting from cyber-attacks or security breaches;
•An incident response team that is comprised of various departments required for an effective response;
•Conducting periodic drills and exercises, including industry collaborations and participation from the executive team;
•Continuous information security awareness training and phishing simulation exercises;
•Regular security assessments to address evolving risks and threats;
•Deployment of automation solutions to strengthen detection and response capabilities;
•Utilizing services offered by the United States Department of Homeland Security to assist with resiliency planning; and
•Active participation and collaboration with organizations such as the Cybersecurity and Infrastructure Security Agency, Water Information Sharing & Analysis Center, New Jersey Cybersecurity and Communications Integration Cell, Delaware Cybersecurity Advisory Council, and the NJBPU.
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

Governance Structure and Oversight
The Company’s cybersecurity governance framework is designed to ensure robust oversight, accountability, and continuous improvement in managing information technology and cybersecurity risks. Governance responsibilities are distributed across several key bodies and roles:
Board of Directors Oversight
•The Enterprise Risk Committee (Committee) of the Board of Directors serves as the primary oversight body for management of risk identification, assessment, and mitigation strategies related to information technology, cybersecurity, and data security risks.
•The Committee will regularly review and evaluate the effectiveness of the Company’s cybersecurity program, ensuring alignment with the organization’s risk appetite and strategic objectives.
•The Board of Directors receives periodic briefings from executive management, including updates on the evolving threat landscape, significant incidents, program enhancements, and the preparedness of internal response capabilities.
Continuous Improvement and Accountability
•The governance structure supports a culture of continuous improvement, required to adapt to the rapidly changing cybersecurity landscape.
•Accountability is reinforced through clearly defined roles, responsibilities, and performance metrics, ensuring that all stakeholders from the Board of Directors to operational teams are engaged in maintaining and enhancing the Company’s cybersecurity posture.
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
The design capacity of the CJO Plant is 55 mgd (60 mgd maximum capacity). The five electric motor-driven, vertical turbine pumps presently installed have an aggregate capacity of 88 mgd.
In addition, there is a 15 mgd auxiliary pumping station on-site at the CJO Plant location. It has a dedicated substation and emergency power supply provided by a diesel-driven generator. It pumps from the 10 million gallon distribution storage reservoir directly into the distribution system.
The transmission and distribution system is comprised of 747 miles of mains and includes 24,300 feet of 48-inch concrete transmission main and 23,400 feet of 42-inch ductile iron transmission main connecting the CJO Plant to our distribution pipe network and related storage facilities. Also included are a 58,600 foot transmission main and a 38,800 foot transmission main, augmented with a long-term, non-exclusive agreement with East Brunswick to transport water through the East Brunswick system to several of our other contract customers.

The Middlesex System’s storage facilities consist of a 10 million gallon reservoir at the CJO Plant, 5 million gallon and 2 million gallon reservoirs in Edison and a 2 million gallon reservoir at the Park Avenue Plant.
In New Jersey, we own the properties on which the Middlesex System’s 24 wells are located, the properties on which our storage tanks are located as well as the property where the CJO Plant is located. We own our operations center located at 1500 Ronson Road, Iselin, New Jersey, consisting of a 27,000 square foot office building, 16,500 square foot maintenance facility and a 1.96 acre equipment and materials storage and staging yard. We lease 29,036 square feet of commercial office space adjacent to the Ronson Road complex. The leased space, which is under contract through December 2029, houses our corporate administrative functions including executive, accounting, communications, customer service and billing, engineering, human resources, information technology and legal.
Tidewater System
The Tidewater System is comprised of 83 production plants that vary in pumping capacity from 46,000 gallons per day to 3.0 mgd. Water is transported to our customers through 1,000 miles of transmission and distribution mains. Storage facilities include 48 tanks, with an aggregate capacity of 9.9 million gallons. The Delaware office property, located on an eleven-acre parcel owned by White Marsh, consists of two office buildings totaling approximately 17,000 square feet. In addition, Tidewater maintains a field operations center servicing its largest service territory in Sussex County, Delaware. The operations center is located on a 2.9 acre parcel owned by White Marsh, and consists of three buildings totaling approximately 12,000 square feet.
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

PART II
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded on the NASDAQ Stock Market, LLC, under the symbol MSEX. As of December 31, 2025, there were 1,554 holders of record.
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
In 2025, Middlesex began an At-the-Market equity offering sales program, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. As of December 31, 2025, the Company has $80.0 million of aggregate gross sales remaining under the At-the-Market equity offering sales program
The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares issued in connection with this plan are subject to forfeiture by the employee in the event of termination of employment for any reason within three or five years of the award, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under this plan is 0.3 million shares, of which approximately 62% remain available for future issuance as of December 31, 2025.
The Company maintains a stock plan for its independent members of the Board of Directors as a component of their compensation. In 2025, shares of the Company’s common stock valued at $0.4 million were granted and issued to the Independent Directors. The maximum number of shares authorized for grant under this plan is 0.1 million. Approximately 28% of the authorized shares remain available for future issuance as of December 31, 2025.
The conversion feature of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock allows each security holder to convert one convertible preferred share for twelve shares of the Company's common stock. In 2025, 2,782 shares of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 33,384 shares (approximately $0.3 million) of the Company’s common stock.
Set forth below is a graph comparing the yearly change in the cumulative total return (which includes reinvestment of dividends) of a $100 investment for the Company’s common stock, a peer group of investor-owned water utilities, and the S&P 500 Stock Index for the period of five years commencing December 31, 2020. The S&P 500 Stock Index measures the stock performance of 500 large companies listed on stock exchanges in the United States.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Middlesex Water Company, the S&P 500 Stock Index and a Peer Group*

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Middlesex Water Company
S&P 500
Peer Group

*Peer group includes American States Water Company, Artesian Resources Corp., California Water Service Group, Global Water Resources Inc, H2O America, York Water Company and Middlesex.

	2020	2021	2022	2023	2024	2025
Middlesex Water Company	100.00	168.02	111.29	94.40	77.39	76.09
S&P 500 Stock Index	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	130.72	118.05	101.49	89.66	87.73
ITEM 6.               [RESERVED]
ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the consolidated financial statements and related notes. For discussion of the year ended December 31, 2024 compared to December 31, 2023, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the December 31, 2024 Annual report on Form 10-K, filed on February 28, 2025.
Operations
Middlesex Water Company (Middlesex or the Company) has operated as a water utility in New Jersey since 1897 and in Delaware through our wholly-owned subsidiary, Tidewater Utilities, Inc. (Tidewater), since 1992. We are in the business of providing an essential water utility service for domestic, commercial, municipal, industrial and fire protection purposes. We operate water and wastewater systems under contract for governmental entities and private entities primarily in New Jersey and Delaware. We also provide regulated wastewater services in New Jersey. We are regulated by state public utility commissions as to rates charged to customers for water and wastewater services, as to the quality of water and wastewater service we provide and as to certain other matters in the states in which our regulated subsidiaries operate. Only our Utility Service Affiliates, Inc. (USA), Utility Service Affiliates (Perth Amboy), Inc. (USA-PA) and White Marsh Environmental Services, Inc. (White Marsh) subsidiaries are not regulated public utilities as related to rates and services quality. All municipal or commercial entities whose utility operations are managed by these entities, however, are subject to environmental regulation at the federal and state levels.
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
Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 65,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, services approximately 3,700 households in Kent and Sussex Counties through various operations and maintenance contracts.
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
Rates and Regulatory Matters
Middlesex - In February 2026, the New Jersey Board of Public Utilities (NJBPU) approved:
•$14.5 million of base rate increases for Middlesex and Pinelands, effective February 23, 2026;
•A Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing, which allows for the recovery of certain costs of future Middlesex and Pinelands investments related to compliance with requirements to address existing and emerging chemical elements or compounds, installation of new plant or equipment or replacement of existing plant or equipment to further maintain, enhance, or improve resiliency, health, safety or environmental protection; and
•A Distribution System Improvement System Charge (DSIC) Foundational Filing, which allows for the recovery of future Middlesex and Pinelands Water investments in qualifying capital improvements to their water distribution system.
In January 2026, the NJBPU approved the merger of Pinelands into Middlesex through a corporate reorganization.
Tidewater - In July 2025, the Delaware Public Service Commission (DEPSC) approved a $5.5 million base rate increase for Tidewater, effective July 3, 2025.
In April 2025 and January 2026, Tidewater completed the acquisitions of the water utility assets of the Town of Ocean View, Delaware and Pinewood Acres, LLC, respectively, as authorized by the DEPSC.
For additional information, see Note 2, Rates and Regulatory Matters
Perfluoroalkyl Substances (PFAS) Multi-District Litigation Settlement
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (MDL) lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation. In 2025, the Company received settlement payments from 3M Company that will ultimately be refunded to customers. The Company anticipates receiving additional settlement payments in 2026 from the defendants named above.
United States Environmental Protection Agency (USEPA) Issues Final PFAS Regulations
In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement treatment solutions if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule extending the compliance date to 2031.
Beginning in April 2029 and absent an extension by the USEPA, water systems that have Regulated PFAS in drinking water which exceeds one or more of these MCLs must take action to reduce levels of these PFAS compounds in their drinking water and must provide notification to the public of the violation.
In anticipation of these new USEPA standards, in 2023, the Company began implementing its strategy to meet these lower MCLs for Regulated PFAS and is currently designing and implementing the most effective PFAS treatment approach.
Capital Construction Program
The Company’s multi-year capital construction program encompasses numerous projects designed to upgrade and replace utility infrastructure as well as enhance the integrity and reliability of assets to better serve current and future generations of water and wastewater customers. The Company plans to invest approximately $126 million in 2026 in connection with this plan for projects that include, but are not limited to:
•Upgrade of the Carl J. Olson Surface Water Treatment Plant (CJO Plant) to integrate PFAS removal from source water and CJO Plant finished water pump electrical distribution system improvements in our Middlesex System;
•Construction of new water treatment facilities, distribution system improvements and PFAS treatment facilities in Delaware; and
•Various water main replacements and improvements.
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
Outlook
The Company has projected to spend approximately $506 million for the 2026-2028 capital investment program, including approximately $255 million for upgrading our CJO Plant to integrate PFAS removal from source water, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $17 million for replacement of a transmission main in Metuchen in our Middlesex System, $8 million for booster station generator replacement and electrical improvements. $9 million for construction of the Bethany Bay new water treatment facility in the Tidewater System and $13 million for elevated storage tanks in our Tidewater System.
The Company utilizes semi-annual DSIC and RESIC filings between general rate case filings to timely recover costs for qualified capital investments related to its utility systems as well as compliance with requirements to address existing and emerging chemical elements or compounds, installation of new plant or equipment or replacement of existing plant or equipment to further maintain and enhance resiliency, health, safety or environmental protection investments.
Organic residential customer growth continues in our Tidewater system (approximately 3.0% in 2025) through expansion of our franchise area.
The Company continues to seek "tuck-in" acquisition opportunities for small water systems near our current service areas that are easily integrated into our Company, such as the recent acquisitions of the water utility assets of the Town of Ocean View and Pinewood Acres, LLC in Delaware.
Our ability to increase earnings is based primarily on four factors: weather, adequate and timely rate relief, effective cost management and customer growth (which are evident in comparison discussions in the Results of Operations section below). Weather patterns which can result in lower customer demand for water may occur in 2026. Changes in customer water usage habits, as well as increases in capital expenditures and operating costs, are significant factors in determining the timing and extent of base rate increase requests.

Operating Results by Segment
The Company has two operating segments, Regulated and Non-Regulated. Our Regulated segment contributed approximately 94% and 93% of total revenues for the years ended December 31, 2025 and 2024, respectively, and approximately 94% of net income for each of the years ended December 31, 2025 and 2024, respectively. The discussion of the Company’s results of operations is on a consolidated basis and includes significant factors by subsidiary. The segments in the tables included below are comprised of the following companies: Regulated- Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated- USA, USA-PA, and White Marsh.
Results of Operations for 2025 as Compared to 2024

	(In Millions)
	Years Ended December 31,
	2025			2024
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Revenues	$182.2	$12.5	$194.7	$178.8	$13.1	$191.9
Operations and maintenance expenses	82.8	8.5	91.3	83.5	8.9	92.4
Depreciation expense	26.8	0.3	27.1	24.2	0.2	24.4
Other taxes	21.7	0.2	21.9	21.6	0.3	21.9
Operating income	50.9	3.5	54.4	49.5	3.7	53.2

Other income, net	7.3	0.2	7.5	11.8	0.3	12.1
Interest expense	14.3	—	14.3	14.0	—	14.0
Income taxes	3.6	1.2	4.8	5.7	1.2	6.9
Net income	$40.3	$2.5	$42.8	$41.6	$2.8	$44.4
Operating Revenues
Operating revenues for the year ended December 31, 2025 increased $2.8 million from the same period in 2024 due primarily to the following factors:
•Middlesex System revenues increased by $1.5 million due to the increase in base rates effective March 1, 2024 and the increase in DSIC partially offset by lower consumption driven by unfavorable weather;
•Tidewater System revenues increased by $1.6 million due to the increase in base rates effective July 3, 2025 and customer growth partially offset by lower consumption driven by unfavorable weather;
•Pinelands System revenues increased $0.2 million due to the full year impact of base rate increases;
•Non-regulated revenues decreased $0.6 million, primarily due to lower supplemental contract services; and
•All other operating revenue categories increased $0.1 million.
Operation and Maintenance Expense
Operation and maintenance expenses for the year ended December 31, 2025 decreased $1.1 million from the same period in 2024 due to higher capitalizable costs and lower legal, financial and regulatory matter costs, partially offset by increased production costs from weather-driven lower water quality, increased weather-driven main break repair costs, higher labor cost due to wage and employee headcount increases and the one-time recovery in 2024 of previous water treatment operating costs at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order.
Depreciation
Depreciation expense for the year ended December 31, 2025 increased $2.7 million from the same period in 2024 due to higher average utility plant in service and the one-time recovery in 2024 of previous depreciation costs related to the PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order.
Other Taxes
Other taxes for the year ended December 31, 2025 are consistent with the same period in 2024.

Other Income, net
Other Income, net for the year ended December 31, 2025 decreased $4.5 million from the same period in 2024 primarily due to lower actuarially-determined retirement benefit plans non-service benefit and the one-time recovery in 2024 of carrying costs on PFAS treatment upgrades at Middlesex’s Park Avenue Plant in connection with Middlesex’s 2023 rate case order, partially offset by higher allowance for funds used during construction from increased capital expenditures.
Interest Charges
Interest charges for the year ended December 31, 2025 increased $0.3 million from the same period in 2024 due to higher average debt outstanding offset by lower average interest rates.
Income Taxes
Income taxes for the year ended December 31, 2025 decreased by $2.1 million from the same period in 2024, primarily due to lower pretax income and higher income tax benefits associated with increased repair expenditures on tangible property in the Middlesex System, partially offset by the 2024 recovery of income taxes on the taxable portion of the proceeds from a litigation agreement.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Cash flows from operating activities are largely influenced by four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in the Results of Operations section above.
For the year ended December 31, 2025, cash flows from operating activities increased $3.9 million to $62.6 million. The increase in cash flows from operating activities primarily resulted from the impact of Middlesex’s approved base rate increase effective March 1, 2024, Tidewater's base rate increase effective July 3, 2025, Middlesex's increased DSIC, decreased unbilled revenues and lower federal income tax payments.
Increases in certain operating costs impact our liquidity and capital resources. We continually monitor the need for timely rate case filings to minimize the lag between the time we experience increased operating costs and capital expenditures and the time we receive appropriate rate relief.
Cash Flows from Investing Activities
For the year ended December 31, 2025, cash flows used in investing activities increased $26.3 million to $101.0 million due to increased utility plant expenditures in 2025 and Tidewater’s acquisition of the water utility assets of Ocean View.
For further discussion on the Company’s future capital expenditures and expected funding sources, see “Capital Expenditures and Commitments” section below.
Cash Flows from Financing Activities
For the year ended December 31, 2025, cash flows from financing activities increased $20.9 million to $38.6 million. The increase in cash flows provided by financing activities is due to higher long-term debt and short-term borrowings, and higher proceeds from the issuance of common stock under Middlesex’s At-the-Market (ATM) equity offering program, partially offset by proceeds received from a litigation settlement in 2024.
For further discussion on the Company’s long-term debt, short-term borrowings and common stock, see “Sources of Liquidity” section below.
Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan (Investment Plan) and ATM equity offering program, and, when market conditions are favorable, proceeds from sales to the public of our common stock.

The table below summarizes our estimated capital expenditures for the years 2026-2028.

	(In Millions)
	2026	2027	2028	Total
Distribution/Network System	$53	$57	$65	$175
Production System	65	135	110	310
Information Technology (IT) Systems	2	2	1	5
Other	6	6	4	16
Total Estimated Capital Expenditures	$126	$200	$180	$506

Our estimated capital expenditures for the items listed above are primarily comprised of the following:
•Distribution/Network System - Includes projects associated with replacement, installation and relocation of water mains and service lines and wastewater collection systems, construction of water storage tanks, installation and replacement of hydrants, meters and meter pits and the RENEW Program. RENEW is our ongoing initiative to replace water mains in the Middlesex System. In connection with RENEW, we expect to spend approximately $12 million each year from 2026 to 2028. Also, we plan to replace a transmission main in Metuchen, New Jersey in our Middlesex System for approximately $8 million in 2027 and 2028. In addition, we expect to invest $2 million in Tidewater distribution system improvements in 2026. Also, we expect to invest $3 million and $9 million in 2027 and 2028, respectively, for elevated storage tanks in our Tidewater System.
•Production System - Includes projects associated with our treatment plants, including approximately $36 million, $119 million and $100 million of expenditures in 2026, 2027 and 2028, respectively to install PFAS treatment at our CJO Plant.
•Information Technology (IT) Systems - Includes additional upgrades of our enterprise resource planning system and hardware and software purchases for other IT systems.
•Other - Includes purchase of transportation equipment, tools, furniture, laboratory equipment, security systems and other general infrastructure needs including improvements to field and inventory management facilities.
The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling and continued refinement of project scope and costs.
To fund our capital program in 2026, we estimate we will utilize some or all of the following:
•Internally generated funds;
•Short-term borrowings, as needed, through $148 million of available lines of credit with several financial institutions. (see discussion under “Sources of Liquidity-Short-term Borrowings” below);
•Proceeds from the Delaware State Revolving Fund (SRF) Program. SRF programs provide lower cost financing for projects meeting certain water quality and system improvement benchmarks (see discussion under “Sources of Liquidity-Long-term Debt” below);
•Proceeds from other long-term borrowings (see discussion under “Sources of Liquidity-Long-term Debt” below); and
•Proceeds from common stock sales through the ATM equity offering program and Investment Plan and proceeds from sales to the public of our common stock when market conditions are favorable (see discussion under “Sources of Liquidity-Common Stock” below).
Sources of Liquidity
Short-term Borrowings - In February 2026, the Company increased available lines of credit from $148 million to $180 million. The outstanding borrowings under the credit lines at December 31, 2025 were $28.3 million, at a weighted average interest rate of 5.03%.
The weighted average daily amounts of borrowings outstanding under the credit lines and the weighted average interest rates on those amounts were $42.1 million and $38.7 million at 5.42% and 6.33% for the years ended December 31, 2025 and 2024, respectively.
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

The Company intends to issue debt securities in a series of transaction offerings over a multi-year period to fund the multi-year capital construction program.
In September 2025, the NJBPU authorized Middlesex to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed. Middlesex was previously authorized to borrow up to $300.0 million for the period beginning in April 2023 through December 2025.
In October 2025, Middlesex closed on a $30.0 million, 5.99% private placement of First Mortgage Bonds (FMBs) due 2055, designated as Series 2025A. The net proceeds from the sale were used to repay short-term borrowings under the Company’s bank lines of credit and for other general corporate purposes.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with an expected maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of December 31, 2025.
In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2045. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $0.9 million on these loans as of December 31, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.
Separately, Tidewater has two active construction projects funded by Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one-million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $7.1 million through December 31, 2025 and expects that the requisitions will continue through the first quarter of 2026.
In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates and due dates on both of these notes were 6.17% and 2043, respectively.
Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. As of December 31, 2025, the Company is in compliance with all of its mortgage covenants.
Common Stock - The Company issues shares of its common stock in connection with the Investment Plan, a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $0.9 million through the issuance of shares under the Investment Plan during 2025.
In September 2025, the NJBPU authorized Middlesex to issue and sell up to 2.5 million shares of its common stock, without par value, during the period January 2026 through December 2028, through one or more traditional underwriting offerings and/or ATM offerings. Middlesex's was previously authorized to issue and sell up to 1.0 million shares of its common stock, without par value for the period beginning in April 2023 through December 2025.
In May 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. In 2025, Middlesex issued and sold a total of 560,000 shares of common stock, at a weighted average price of $53.54 per share, and received $29.5 million in net proceeds, under the Equity Sales Agreement. As of December 31, 2025, the Company has $80.0 million of aggregate gross sales remaining under the Equity Sales Agreement.
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
The table below presents our known contractual obligations for the periods specified as of December 31, 2025.

	Payment Due by Period
	(Millions of Dollars)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term Debt	$386	$8	$15	$12	$351
Note Payable	28	28	—	—	—
Interest on Long-Term Debt	285	13	25	25	222
Purchased Water Contracts	102	7	15	15	65
Commercial Office Leases	4	1	2	1	—
TOTAL	$805	$57	$57	$53	$638
The table above does not reflect any anticipated cash payments for retirement benefit plan obligations. The effect on the timing and amount of these payments resulting from potential changes in actuarial assumptions and returns on plan assets cannot be estimated. In 2025 the Company contributed $2.0 million to its postretirement benefit plans and expects to contribute approximately $2.0 million in 2026 as well.
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
In accordance with Regulatory Accounting, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Accordingly, we have deferred certain costs and obligations, which will be amortized in the same periods that revenues for these costs are recognized. Any change in the assessment of the probability of rate-making treatment would require us to change the accounting treatment of the deferred item. We have no reason to believe any of the deferred items that are recorded will be treated differently by the regulators in the future.
Revenues
Revenues from our regulated customers, which include amounts billed quarterly or monthly to residential customers and monthly to industrial, commercial, fire-protection and wholesale customers, also include unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period. While actual usage for customers may differ from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual consumption.
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
The primary assumptions used for determining future retirement benefit plans’ obligations and costs, which are reviewed and revised as needed each year, are as follows:
•Discount Rate - calculated based on market rates for long-term, high-quality corporate bonds specific to the expected duration of our Pension Plan and Other Benefits Plan’s liabilities;
•Compensation Increase - based on management projected future employee compensation increases;
•Long-Term Rate of Return - determined based on expected returns from our asset allocation for our Pension Plan and Other Benefits Plan assets;
•Mortality - The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Fully Generational, IRS Adjusted, Mortality Improvement Scale MP-2021); and
•Healthcare Cost Trend Rate - based on management projected future healthcare costs.
The discount rate, compensation increase rate and long-term rate of return used to determine future obligations of our retirement benefit plans as of December 31, 2025 are as follows:

	Pension Plan	Other Benefits Plan
Discount Rate	5.39%	5.49%
Compensation Increase	3.00%	3.00%
Long-term Rate of Return	6.25%	6.75%
For the 2025 valuation, costs and obligations for our Other Benefits Plan assumed an 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2026 with the annual rate of increase declining 0.15% per year for 2027-2046, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5.0% by year 2046.
The following is a sensitivity analysis for certain actuarial assumptions used in determining projected benefit obligations (PBO) and expenses for our retirement benefit plans:

Pension Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(9,066)	$58
Discount Rate 1% Decrease	10,945	148

Other Benefits Plan

Actuarial Assumptions	Estimated Increase/ (Decrease) on PBO (000s)	Estimated Increase/ (Decrease) on Expense (000s)
Discount Rate 1% Increase	$(3,905)	$(547)
Discount Rate 1% Decrease	4,846	603
Healthcare Cost Trend Rate 1% Increase	4,199	837
Healthcare Cost Trend Rate 1% Decrease	(3,434)	(684)
Recent Accounting Standards
See Note 1(q) of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 7A.           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, variable rate short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2026 to 2059. Over the next twelve months, approximately $7.9 million of the current portion of existing long-term debt instruments will mature. The Company manages its interest rate risk related to existing variable-rate short-term debt by limiting our variable rate exposure. Applying a hypothetical change in the rate of interest charged by 10% on those fixed- and variable-rate borrowings would not have a material effect on our earnings. Fixed rate long-term debt and variable rate short-term debt agreements were not entered into for trading purposes.
Our risks associated with commodity price increases for chemicals, electricity and other commodities we use are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Middlesex Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet, including the consolidated statement of capital stock and long-term debt, of Middlesex Water Company and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of income, of common stockholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulatory Matters
As described in Notes 1 and 2 to the consolidated financial statements, the Company is subject to regulation in the states in which it operates. As of December 31, 2025, regulatory assets were $110.3 million and regulatory liabilities were $68.4 million. In accordance with the accounting guidance for regulated operations, costs and obligations are deferred if it is probable that these items will be recognized for rate-making purposes in future rates. Certain costs are recorded as regulatory assets because full recovery of these costs in rates charged to customers is expected. Regulatory liabilities are recorded for amounts expected to be refunded to customers in the rate making process. Any change in the assessment of the probability of rate-making treatment will require a change to the accounting treatment of the deferred item.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory proceedings and correspondence; and (c) the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2026
We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Middlesex Water Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet and consolidated statement of capital stock and long-term debt of Middlesex Water Company (the "Company") as of December 31, 2024, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

Philadelphia, Pennsylvania
February 28, 2025

We served as the Company’s auditor from 2006 to 2024.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Years Ended December 31,
	2025	2024	2023

Operating Revenues	$194,694	$191,877	$166,274

Operating Expenses:
Operations and Maintenance	91,291	92,363	83,113
Depreciation	27,113	24,430	25,194
Other Taxes	21,914	21,874	18,744

Total Operating Expenses	140,318	138,667	127,051

Operating Income	54,376	53,210	39,223

Other Income:
Allowance for Funds Used During Construction	1,618	1,254	2,433
Other Income, net	5,944	10,815	4,052

Total Other Income, net	7,562	12,069	6,485

Interest Charges	14,295	14,023	13,143

Income before Income Taxes	47,643	51,256	32,565

Income Taxes	4,821	6,905	1,041

Net Income	42,822	44,351	31,524

Preferred Stock Dividend Requirements	76	112	120

Earnings Applicable to Common Stock	$42,746	$44,239	$31,404

Earnings per share of Common Stock:
Basic	$2.36	$2.48	$1.77
Diluted	$2.36	$2.47	$1.76

Average Number of
Common Shares Outstanding:
Basic	18,096	17,842	17,732
Diluted	18,137	17,946	17,847
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS		December 31, 2025	December 31, 2024
UTILITY PLANT:	Water Production	$328,496	$314,924
	Transmission and Distribution	938,118	855,497
	General	111,325	105,167
	Construction Work in Progress	44,400	34,209
	TOTAL	1,422,339	1,309,797
	Less Accumulated Depreciation	275,132	254,425
	UTILITY PLANT - NET	1,147,207	1,055,372

CURRENT ASSETS:	Cash and Cash Equivalents	2,800	4,226
	Accounts Receivable, net of allowance for credit losses of $1,625 and $2,695, respectively in 2025 and 2024	19,213	18,842
	Unbilled Revenues	9,361	10,764
	Materials and Supplies (at average cost)	7,549	6,719
	Prepayments	2,843	2,422
	TOTAL CURRENT ASSETS	41,766	42,973

OTHER ASSETS:	Operating Lease Right of Use Asset	1,972	2,567
	Regulatory Assets	110,284	101,783
	Restricted Cash	1,675	—
	Non-utility Assets - Net	12,354	11,760
	Employee Benefit Plans	44,328	36,856
	Other	6,151	3,863
	TOTAL OTHER ASSETS	176,764	156,829
	TOTAL ASSETS	$1,365,737	$1,255,174

See Notes to Consolidated Financial Statements.
CAPITALIZATION AND LIABILITIES		December 31, 2025	December 31, 2024
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, 18,521 and 17,887 outstanding in 2025 and 2024, respectively	$279,148	$248,202
	Retained Earnings	214,883	197,061
	TOTAL COMMON STOCKHOLDERS’ EQUITY	494,031	445,263
	Preferred Stock, No Par Value, authorized 120, 13 and 16 outstanding in 2025 and 2024, respectively	1,343	1,635
	Long-term Debt	378,874	352,822
	TOTAL CAPITALIZATION	874,248	799,720

CURRENT	Current Portion of Long-term Debt	7,850	7,711
LIABILITIES:	Notes Payable	28,250	23,000
	Accounts Payable	31,326	28,050
	Accrued Taxes	15,992	11,976
	Accrued Interest	3,311	2,916
	Unearned Revenues and Advanced Service Fees	497	1,476
	Other	6,569	7,759
	TOTAL CURRENT LIABILITIES	93,795	82,888

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

OTHER LIABILITIES:	Advances for Construction	25,519	22,629
	Lease Obligations	1,838	2,432
	Accumulated Deferred Income Taxes	110,475	101,235
	Regulatory Liabilities	68,437	64,557
	Other	229	344
	TOTAL OTHER LIABILITIES	206,498	191,197

CONTRIBUTIONS IN AID OF CONSTRUCTION		191,196	181,369
	TOTAL CAPITALIZATION AND LIABILITIES	$1,365,737	$1,255,174
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,822	$44,351	$31,524
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	32,495	28,038	29,442
Provision for Deferred Income Taxes and Investment Tax Credits	(5,234)	(1,605)	(5,599)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(977)	(743)	(1,458)
Cash Surrender Value of Life Insurance	(296)	(308)	(300)
Stock Compensation Expense	1,237	1,537	2,214
Changes in Assets and Liabilities:
Accounts Receivable	(371)	(670)	(2,154)
Unbilled Revenues	1,403	(1,467)	(638)
Materials and Supplies	(830)	253	(795)
Prepayments	(421)	(589)	791
Accounts Payable	1,296	2,574	2,771
Accrued Taxes	4,016	1,441	(1,627)
Accrued Interest	395	(222)	603
Employee Benefit Plans	(5,380)	(3,696)	(1,340)
Unearned Revenue and Advanced Service Fees	(979)	86	25
Recovered Costs Litigation Settlement	—	(9,031)	—
Other Assets and Liabilities	(6,580)	(1,219)	(677)

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,596	58,730	52,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $640 in 2025, $511 in 2024 and $975 in 2023	(96,354)	(74,622)	(90,179)
Acquisition of Water Systems	(4,607)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(100,961)	(74,622)	(90,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(7,317)	(7,646)	(17,463)
Proceeds from Issuance of Long-term Debt	33,615	2,296	75,812
Net Short-term Bank Borrowings	5,250	(19,750)	(12,750)
Proceeds from Litigation Settlement, net	—	63,635	—
Deferred Debt Issuance Expense	(142)	(54)	(131)
Common Stock Issuance Expense	(667)	—	(10)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(371)	(1,468)	(619)
Proceeds from Issuance of Common Stock	30,454	974	12,115
Payment of Common Dividends	(24,924)	(23,408)	(22,441)
Payment of Preferred Dividends	(76)	(109)	(120)
Construction Advances and Contributions-Net	2,792	3,258	1,566

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,614	17,728	35,959
	Years Ended December 31,
	2025	2024	2023
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	249	1,836	(1,438)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,226	2,390	3,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,475	$4,226	$2,390

See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT
(In thousands)

	December 31, 2025	December 31, 2024
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2025 - 18,521; 2024 - 17,887	$279,148	$248,202

Retained Earnings	214,883	197,061
TOTAL COMMON STOCKHOLDERS’ EQUITY	$494,031	$445,263

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2025 - 13; 2024 - 16
Convertible:
Shares Outstanding, $7.00 Series - 2025 - 2; 2024 - 5	$264	$556
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,343	$1,635

Long-term Debt:
First Mortgage Bonds, 0.00%-5.99%, due 2026-2059	$301,172	$274,602
Amortizing Secured Notes, 3.94%-7.05%, due 2028-2046	63,971	66,889
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2047	20,540	17,895
SUBTOTAL LONG-TERM DEBT	385,683	359,386
Add: Premium on Issuance of Long-term Debt	6,148	6,339
Less: Unamortized Debt Expense	(5,107)	(5,192)
Less: Current Portion of Long-term Debt	(7,850)	(7,711)
TOTAL LONG-TERM DEBT	$378,874	$352,822
See Notes to Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance at January 1, 2023	17,642	$233,054	$167,274	$400,328

Net Income	—	$—	$31,524	$31,524
Dividend Reinvestment & Common Stock Purchase Plan	167	12,115	—	12,115
Restricted Stock Award - Net - Employees	7	1,235	—	1,235
Stock Award - Board Of Directors	5	360	—	360
Cash Dividends on Common Stock ($1.2625 per share)	—	—	(22,441)	(22,441)
Cash Dividends on Preferred Stock	—	—	(120)	(120)
Common Stock Issuance Expenses	—	—	(10)	(10)
Balance at December 31, 2023	17,821	$246,764	$176,227	$422,991

Net Income	—	$—	$44,351	$44,351
Dividend Reinvestment & Common Stock Purchase Plan	17	974	—	974
Restricted Stock Award - Net - Employees	(10)	(383)	—	(383)
Stock Award - Board Of Directors	8	398	—	398
Cash Dividends on Common Stock ($1.3150 per share)	—	—	(23,408)	(23,408)
Cash Dividends on Preferred Stock	—	—	(109)	(109)
Conversion of $7 Preferred Stock to Common Stock	51	449	—	449
Balance at December 31, 2024	17,887	$248,202	$197,061	$445,263

Net Income	—	$—	$42,822	$42,822
Dividend Reinvestment & Common Stock Purchase Plan	17	907	—	907
Restricted Stock Award - Net - Employees	18	462	—	462
Stock Award - Board Of Directors	6	405	—	405
At-The-Market Program Common Stock Issuance	560	29,547	—	29,547
Common Stock Issuance Expense	—	(667)	—	(667)
Cash Dividends on Common Stock ($1.3800 per share)	—	$—	(24,924)	(24,924)
Cash Dividends on Preferred Stock	—	$—	(76)	(76)
Conversion of $7 Preferred Stock to Common Stock	33	292	$—	292
Balance at December 31, 2025	18,521	$279,148	$214,883	$494,031
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
(b) Principles of Consolidation – The financial statements for Middlesex are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Other financial investments in which the Company holds a 50% or less voting interest, has significant influence and cannot exercise control over the operation and policies of the investments are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its investment interests in Non-Utility Assets and its percentage share of the earnings or losses of the investees in Other Income.
(c) System of Accounts – The Company’s regulated utilities maintain their accounts in accordance with the Uniform System of Accounts prescribed by the NJBPU and DEPSC.
(d) Regulatory Accounting - We maintain our books and records in accordance with accounting principles generally accepted in the United States of America (GAAP). Middlesex and certain of its subsidiaries, which account for 94% of Operating Revenues and 99% of Total Assets, are subject to regulation in the state in which they operate. Those companies are required to maintain their accounts in accordance with regulatory authorities’ rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance provided in Accounting Standards Codification (ASC) 980, Regulated Operations.
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
(f) Utility Plant – Utility Plant is stated at original cost as defined for regulatory purposes. Property accounts are charged with the cost of betterments and major replacements of property. Cost includes direct material, labor and indirect charges for pension benefits and payroll taxes. The cost of labor, materials, supervision and other expenses incurred in making repairs and maintenance of the properties is charged to the appropriate expense accounts. At December 31, 2025, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.
(g) Depreciation – Depreciation is computed by each regulated subsidiary of the Company utilizing a rate approved by the applicable regulatory authority. The accumulated provision for depreciation is charged with the cost of property retired, less salvage. The following table sets forth the range of depreciation rates for the major utility plant categories used to calculate depreciation for the years ended December 31, 2025, 2024, and 2023. These rates have been approved by the NJBPU or DEPSC:

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
(h) Advances for Construction– Cash advances are provided to the Company by customers, real estate developers and builders in order to extend utility service to their properties. These transactions are recorded as Advances for Construction (CAC). Contractual refunds of CAC in the form of cash are made by the Company and are based on either additional operating revenues generated from new customers or as new customers are connected to the respective system. After all refunds are made and/or contract terms have expired, any remaining balance is transferred to Contributions in Aid of Construction (CIAC). For the twelve months ended December 31, 2025, the Company refunded $0.5 million of CAC.
CIAC – CIAC include direct non-refundable contributions of utility plant and/or cash and the portion of Advances for Construction that becomes non-refundable.
In accordance with regulatory requirements, Advances for Construction and CIAC are not depreciated. In addition, these amounts reduce the investment base for purposes of setting rates.
(i) Allowance for Funds Used During Construction (AFUDC) - Middlesex and its regulated subsidiaries capitalize AFUDC, which represents the cost of financing projects during construction. AFUDC is added to the construction costs of individual projects exceeding specific cost and construction period thresholds established for each company and then depreciated with the utility plant direct costs over the underlying assets’ estimated useful life. AFUDC is calculated using each company’s weighted cost of debt and equity as approved in their most recent respective regulatory rate order. The AFUDC rates for the years ended December 31, 2025, 2024 and 2023 for Middlesex and Tidewater are as follows:

	2025	2024	2023
Middlesex	6.64%	6.64%	6.35%
Tidewater	7.04%	7.92%	7.92%
(j) Accounts Receivable – We record bad debt expense based on a variety of factors such as our customers’ payment history, current economic conditions and trending reasonable and supportable forecasts on expected collectability of accounts receivable. The allowance for credit losses was $1.6 million and $2.7 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, bad debt expense was $0.3 million, $1.6 million and $1.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, write-offs were $1.4 million, $1.0 million and $1.2 million, respectively.
(k) Revenues - The Company’s revenues are primarily generated from regulated tariff-based water and wastewater utility services and non-regulated operation and maintenance contracts for services on water and wastewater systems owned by others. Revenue from contracts with customers is recognized when control of a promised good or service is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services.
The Company’s regulated revenue results from tariff-based water and wastewater utility services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed quarterly or monthly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 to 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers which includes an accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data and regional weather indicators. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.
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
The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2025	2024	2023
Regulated Tariff Sales
Residential	$102,437	$97,802	$86,581
Commercial	30,436	31,833	23,945
Industrial	13,367	13,842	11,586
Fire Protection	15,116	14,188	12,582
Wholesale	20,702	21,003	19,117
Non-Regulated Contract Operations	12,504	13,085	12,320
Total Revenue from Contracts with Customers	$194,562	$191,753	$166,131
Other Regulated Revenues	596	691	806
Other Non-Regulated Revenues	481	467	453
Inter-segment Elimination	(945)	(1,034)	(1,116)
Total Revenue	$194,694	$191,877	$166,274
(l) Unamortized Debt Expense and Premiums on Long-Term Debt - Unamortized Debt Expense and Premiums on Long-Term Debt, included on the consolidated balance sheet in long-term debt, are amortized over the lives of the related debt.
(m) Income Taxes - Middlesex files a consolidated federal income tax return for the Company. Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes. The determination of our provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. We use the asset and liability method to determine and record deferred tax assets and liabilities, representing future tax benefits and taxes payable, which result from the differences in basis recorded in GAAP financial statements and amounts recorded in the income tax returns. The deferred tax assets and liabilities are recorded utilizing the statutorily enacted tax rates expected to be in effect at the time the assets are realized and/or the liabilities settled. An offsetting valuation allowance is recorded when it is more likely than not that some or all of the deferred income tax assets won’t be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows. Investment tax credits have been deferred and are amortized over the estimated useful life of the related property. In the event there are interest and penalties associated with income tax adjustments from income tax authority examinations, these amounts will be reported under interest charges and other expense, respectively. For more information on income taxes, see Note 3 – Income Taxes.
Accounting guidance requires that we establish reserves for uncertain tax positions, if any, when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. Any changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a change to earnings and cash flows.
(n) Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents represent bank balances and money market funds with investments maturing in less than 90 days. Restricted cash includes amounts held in escrow related to the acquisition of a subsidiary currently in receivership by another utility.

(o) Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.
(p) Recent Accounting Pronouncements - The recently issued accounting standards and their impact on the Company as of December 31, 2025 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (ASU) 2023-09 “Improvements to Income Tax Disclosures”	The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2025.	Prospective, with retrospective application also permitted.
The Company adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included in Note 3, Income Taxes, to comply with the requirements. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is currently evaluating the requirements of ASU 2024-03.
ASU 2025-06 "Internal-Use Software"	This ASU removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2028.	Prospective, with a modified transition or retrospective application also permitted.	The Company is evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and the timing of adoption.

Note 2 - Rates and Regulatory Matters
Middlesex Rate Matters
In February 2026, the NJBPU approved the settlement agreement in our general base rate application between Middlesex and Pinelands, NJBPU Staff and the New Jersey Rate Payer Advocate, with new rates effective February 23, 2026. The NJBPU order approved an increase in our annual operating revenues by $14.5 million based on an authorized return on common equity of 9.6% and a common equity ratio of 54.25%. Included in the settlement agreement, Middlesex and Pinelands customers will receive a one-time bill credit totaling $3.3 million for the refund by New Jersey and overcollection of New Jersey Gross Receipts Taxes. In addition, Middlesex customers will receive a $3.3 million credit over 12 months from the proceeds of a multi-distict litigation (MDL) settlement agreement between Middlesex and manufacturers of Perfluoroalkyl Substances (PFAS) (for further information on the MDL settlement, see MDL Settlement below).
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands for a Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing, which allows for the recovery of certain costs of investments for the three-year period ending October 2028 related to compliance with requirements to address existing and emerging chemical elements or compound, installation of new plant or equipment or replacement of existing plant or equipment to further maintain, enhance, or improve resiliency, health, safety or environmental protection for Middlesex and Pinelands’ customers, employees or the public and addressing treatment media and related equipment for both existing and emerging chemical elements and compounds. Under the RESIC program, Middlesex and Pinelands submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six-months to be recovered up to $3.6 million or 2.5% of total annual revenues included in their February 2026 base rate increase.
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands Water for a Distribution System Improvement Charge (DSIC) Foundational Filing, which allows for the recovery of investments in qualifying capital improvements to their water distribution system for the three-year period ending October 2028. Under the DSIC program, Middlesex and Pinelands Water submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six months to be recovered up to $7.1 million or 5% of total annual revenues included in their February 2026 base rate increase.
In January 2026, the NJBPU approved the joint petition filed by Middlesex, Pinelands Water and Pinelands Wastewater to consolidate the three entities into Middlesex through a corporate reorganization. The reorganization is expected to deliver operational efficiencies and enhanced benefits for customers across multiple areas. The merger is expected to be finalized in the first quarter of 2026.
In November 2025, the NJBPU approved the fourth Middlesex DSIC rate, effective December 1, 2025 that was expected to result in $0.9 million of annual revenues, which is in addition to the existing $2.3 million of annual revenues from previous DSIC filings. Middlesex's DSIC rate resets to zero in connection with Middlesex's February 2026 base rate increase.
In February 2025, the NJBPU approved Middlesex’s petition to reset its Purchased Water Adjustment Clause (PWAC) tariff rate to recover additional annual costs of $0.5 million, primarily for the purchase of treated water from a nonaffiliated water utility regulated by the NJBPU. The new PWAC rate became effective March 1, 2025. A PWAC is a rate mechanism that allows for the recovery of increased purchased water costs between base rate case filings. The PWAC is reset to zero in connection with Middlesex's February 2026 base rate increase.
The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues and costs of $0.3 million for replacing customer-owned lead service line which were incurred between January 2025 through June 2025 are expected to be recovered between September 2025 and February 2026. Costs of $0.3 million incurred between July 2025 through December 2025 are expected to be recovered between March 2026 and August 2026. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.
Tidewater Rate Matters
In February 2026, the DEPSC approved the March 2026 refund of $1.1 million to Tidewater customers resulting from the proceeds of the MDL settlement agreement between Tidewater and manufacturers of PFAS. For further information, see discussion in MDL Settlement below.
In January 2026, Tidewater completed the acquisition of the water utility assets of the Pinewood Acres' water utility assets, as approved by the DEPSC, for $0.2 million. Pinewood Acres serves approximately 350 customers in Kent County, Delaware.

In December 2025, the DEPSC approved the Tidewater DSIC rate, effective January 1, 2026,. In Tidewater''s regulatory filing related to this matter, Tidewater indicated that the DSIC rate was expected to result in $0.3 million of semi-annual revenues from January 2026 to June 2026.
In July 2025, the DEPSC approved the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate, with new rates effective July 3, 2025. The DEPSC order approved an increase in our annual operating revenues by $5.5 million based on an authorized return on common equity of 9.5% and a common equity ratio of 53.5%. In addition, Tidewater refunded approximately $1.1 million of excess deferred income taxes associated with the Tax Cuts and Jobs Act of 2017 between July 2025 and December 2025, including $0.4 million of interest.
In April 2025, Tidewater completed the acquisition of the water utility assets of the Town of Ocean View, Delaware (Ocean View), as authorized by the DEPSC, for approximately $4.6 million. Ocean View serves approximately 900 customers in Sussex County, Delaware, who had been receiving water supply from Tidewater since the system was constructed in 2008.
In September 2024, the DEPSC approved Tidewater’s petition to recover up to $2.1 million of costs associated with Tidewater’s obligation to identify and inventory lead service lines throughout Tidewater’s service area, as required by federal law and Delaware regulations. Recovery of these costs began February 1, 2025 and is expected to continue through January 2028. Through December 31, 2025, Tidewater has spent $1.9 million to identify and inventory lead service lines.
MDL Settlement
Several of the Company’s utility subsidiaries are parties to the aforementioned MDL lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation and began receiving settlement payments in 2025.
Southern Shores Rate Matters
Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029. Under the agreement, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Additionally, when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain annual thresholds, rates are increased. In 2024 and 2025, capital expenditures did exceed the established threshold. Effective January 1, 2025 and January 1, 2026, Southern Shores rates were increased $0.1 million, or 6.51%,. and $0.1 million, or 4.89%, respectively.
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

	(In Thousands)
	December 31,
Regulatory Assets	2025	2024
Income Taxes (a)	$97,300	$89,825
Other (b)	12,984	11,958
Total	$110,284	$101,783

Regulatory Liabilities
Income Taxes (c)	$25,585	$27,380
Cost of Removal (d)	22,037	20,595
Employee Benefit Plans (e)	11,526	9,435
Lawsuit Settlement (f)	1,598	5,334
New Jersey Revenue Taxes (g)	3,258	1,813
MDL Settlement (h)	$4,433	$—
Total	$68,437	$64,557

(a)The recovery period for income taxes is dependent upon when the temporary differences between the tax and book treatment of various items reverse.
(b)Other primarily includes deferred costs for rate cases and tank painting.
(c)The 2017 Tax Act reduced the statutory corporate federal income tax rate from 35% to 21%. The tariff rates charged to customers effective prior to 2018 in the Company’s regulated companies include recovery of income taxes at the statutory rate in effect at the time those rates were approved by the respective state public utility commissions. The Company has recorded regulatory liabilities for excess income taxes collected through rates due to the lower income tax rate under the 2017 Tax Act. These regulatory liabilities are largely related to utility plant depreciation deduction timing differences, which are subject to Internal Revenue Service (IRS) normalization rules. The IRS rules limit how quickly the excess taxes attributable to accelerated taxes can be returned to customers. The current base rates for Middlesex, Pinelands and Tidewater customers reflect the impact of the 2017 Tax Act.
(d)The Company uses composite depreciation rates for its regulated utility assets, which is currently an acceptable method under GAAP and is widely used in the utility industry. Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. The Company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense.
(e)Retirement benefits include pension and other retirement benefits that have been recorded on the Consolidated Balance Sheet in accordance with the guidance provided in ASC 715, Compensation – Retirement Benefits. These amounts represent obligations less than current funding.
(f)The net proceeds available to Middlesex from the 3M Settlement Agreement were recorded as a regulatory liability and are being used for future related operating and maintenance costs.
(g)Revenue-related taxes paid by the Company's New Jersey Regulated subsidiaries, and reflected in those subsidiaries current base rates, were above enacted rates and will be refunded back to customers in a future rate proceeding.
(h)Proceeds received by Middlesex and Tidewater from the settlement of the MDL lawsuit against manufacturers of PFAS that will be refunded to customers. For additional information, see Middlesex and Tidewater Rate Matters above.

Note 3 – Income Taxes
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	($ in Thousands)
	Year Ended December 31, 2025
	$	%
Earnings from continuing operations, before income tax expense	$47,643

U.S Federal Statutory Tax Rate	10,005	21.0%
State Taxes, Net of Federal Income Tax Effect (*)	1,271	2.7%
Nontaxable or Nondeductible Items
Utility Plant Related	(726)	(1.5)%
Tangible Property Repairs	(5,792)	(12.2)%
Other Adjustments	63	0.1%
Total Income Tax Expense	$4,821	10.1%
(*) State taxes in Delaware make up the majority (greater than 50 percent) of the tax effect in this category.
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09:

	Years Ended December 31,
	2024	2023
Income Tax at Statutory Rate	$10,764	$6,839
Tax Effect of:
Utility Plant Related	(659)	(1,495)
Tangible Property Repairs	(4,535)	(5,475)
State Income Taxes-Net	1,270	1,117
Other	65	55
Total Income Tax Expense	$6,905	$1,041
The Company paid income taxes as follows:

Year Ended
December 31, 2025
Federal taxes Paid	$236

State Taxes Paid-New Jersey	307
State Taxes Paid-Delaware	1,092
State Taxes Paid-Other	4
Total State Taxes Paid	$1,403

Total Income Taxes Paid	$1,639
The table above is in accordance with the guidance in ASU No. 2023-09.
The Company’s effective tax rate was 10.1%, 13.5% and 3.2% for the years ended December 31, 2025, 2024 and 2023, respectively.
The statutory Federal tax rate is 21.0% for the years ended December 31, 2025, 2024 and 2023. For states where the Company's subsidiaries are subject to a state income tax, the state corporate net income tax rates range from 8.25% to 9.0% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to the recognition of the income tax benefits for the immediate deduction of repair expenditures on tangible property in the Middlesex System as well as other permanent book-to-tax differences.

Income tax expense (benefit) is comprised of the following:

	(In Thousands)
	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$2,971	$1,554	$2,952
State	1,292	1,126	1,066
Deferred:
Federal	295	3,802	(3,261)
State	317	482	348
Investment Tax Credits	(54)	(59)	(64)
Total Income Tax Expense	$4,821	$6,905	$1,041
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
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The components of the net deferred tax liability are as follows:

	(In Thousands)
	December 31,
	2025	2024
Utility Plant Related	$100,934	$95,877
Customer Advances	850	(3,525)
Employee Benefits	8,778	7,888
Investment Tax Credits	128	181
Other	(215)	814
Total Accumulated Deferred Income Taxes	$110,475	$101,235
The Company has no material unrecognized tax benefits, interest, or penalties and does not expect significant changes to unrecognized tax benefits within the next 12 months.
An IRS examination of the Company's 2023 federal income tax returns commenced in February 2026. The Company is also obligated to report adjustments resulting from IRS settlements to state tax authorities.
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

Purchased water costs are shown below:

	(In Millions)
	Years Ended December 31,
	2025	2024	2023
Untreated	$3.6	$3.5	$3.2
Treated	4.4	4.0	5.3
Total Costs	$8.0	$7.5	$8.5
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
The right-of-use (ROU) asset recorded represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an explicit discount rate and as such the Company used an estimated incremental borrowing rate (4.03%) based on the information available at commencement date in determining the present value of lease payments.
Given the impacts of accounting for regulated operations, and the resulting recognition of expense at the amounts recovered in customer rates, expenditures for operating leases are consistent with lease expense and was $0.8 million for each of the years ended December 31, 2025, 2024 and 2023.
Information related to operating lease ROU assets is as follows:

	(In Millions)
	December 31,
	2025	2024
ROU Asset at Lease Inception	$7.3	$7.3
Accumulated Amortization	(5.3)	(4.7)
Current ROU Asset	$2.0	$2.6
The Company’s future minimum operating lease commitments as of December 31, 2025 are as follows:

(In Millions)
December 31, 2025
2026	$0.8
2027	0.9
2028	0.9
2029	0.9
2030	—
Total Lease Payments	$3.5
Imputed Interest	(1.1)
Present Value of Lease Payments	2.4
Less Current Portion*	(0.6)
Non-Current Lease Liability	$1.8

*Included in Other Current Liabilities
Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $21 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain issues and continued refinement of project scope and costs.
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
Note 5 – Short-term Borrowings
Information regarding the Company’s short-term borrowings for the years ended December 31, 2025 and 2024 is summarized below:

	($ In Millions)
	2025	2024
Average Amount Outstanding	$42.1	$38.7
Weighted Average Interest Rate	5.42%	6.33%
Notes Payable at Year-End	$28.3	$23.0
Weighted Average Interest Rate at Year-End	5.03%	5.63%
As of December 31, 2025, the Company maintains bank lines of credit aggregating $148.0 million.

	(In Millions)
	As of December 31, 2025				Line of Credit Expiration Date
	Outstanding	Available	Maximum	Credit Type
Bank of America	$—	$60.0	$60.0	Uncommitted	July 31, 2026
PNC Bank	9.3	58.7	68.0	Committed	January 31, 2027
CoBank, ACB (CoBank)	19.0	1.0	20.0	Committed	May 20, 2028
	$28.3	$119.7	$148.0
The maturity dates for the Notes Payable as of December 31, 2025 are all three months or less extendable at the discretion of the Company.
In July 2025, Tidewater increased the maximum borrowing amount under its line of credit with CoBank, ACB (CoBank) to $20.0 million and extended the expiration date to May 2028.
In September 2025, the Company amended its line of credit with Bank of America and extended the expiration date to July 2026.
In February 2026, the Company amended its line of credit with PNC Bank. Under the terms of the amendment, the expiration date was extended to January 31, 2029 and the maximum borrowing amount was increased to $100 million.
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
Note 6 - Capitalization
Common Stock
The Company issues shares of its common stock in connection with its Middlesex Water Company Investment Plan (the Investment Plan), a direct share purchase and dividend reinvestment plan for the Company’s common stock. The Company raised approximately $0.9 million under the Investment Plan during 2025. Currently, 0.7 million shares remain registered with the United States Securities and Exchange Commission and available for issuance to participants under the Investment Plan.
In April 2023, the NJBPU authorized Middlesex to issue and sell up to 1.0 million shares of its common stock, without par value, for the period from April 2023 through December 2025, through one or more traditional underwriting offerings and/or At-the-Market (ATM) offerings. In September 2025, the NJBPU authorized Middlesex to issue and sell up to 2.5 million shares of its common stock, without par value, during the period January 2026 through December 2028, through one or more traditional underwriting offerings and/or ATM offerings. Sales of additional shares of common stock are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program. As described below in “Long-term Debt”, the NJBPU also approved the debt funding component of the financing plan.
On May 12, 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC, pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the year ended December 31, 2025, Middlesex issued and sold a total of 560,000 shares of common stock at a weighted average price of $53.54 per share, and received $29.5 million in net proceeds under the Equity Sales Agreement. As of December 31, 2025, the Company has $80.0 million of aggregate gross sales remaining under the Equity Sales Agreement.
The Company issues common shares under a restricted stock plan for certain management employees, which is described in Note 7 – Employee Benefit Plans.
The Company maintains a stock plan for its independent Directors as a component of outside members of the Board of Directors compensation. For the years ended December 31, 2025, 2024 and 2023, 6,318, 7,570 and 4,608 shares, respectively, of Middlesex common stock were granted and issued to the Company’s independent Directors under the plan. The maximum number of shares authorized for grant under the plan is 100,000, of which 27,965 shares remain available for future awards.
In the event dividends on the preferred stock are in arrears, no dividends may be declared or paid on the common stock of the Company.
Preferred Stock
At December 31, 2025, there were 120,000 shares of preferred stock authorized and less than 13,000 shares of preferred stock outstanding. There were no preferred stock dividends in arrears.
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
The conversion feature of the no par $7.00 Series Cumulative and Convertible Preferred Stock allows the security holders to convert one convertible preferred share for twelve shares of the Company's common stock. In 2025, 2,782 shares of the Company’s no par $7.00 Series Cumulative and Convertible Preferred Stock were converted into 33,384 shares (approximately $0.3 million) of the Company’s common stock. In addition, the Company may redeem up to 10% of the outstanding convertible stock in any calendar year at a price equal to the fair value of twelve shares of the Company's common stock for each share of convertible stock redeemed.
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
In September 2025, the NJBPU authorized Middlesex to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds (FMBs) through loans from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed. Middlesex was previously authorized to borrow up to $300.0 million for the period beginning in April 2023 through December 2025.

In October 2025, Middlesex closed on a $30.0 million, 5.99% private placement of First Mortgage Bonds (FMBs) due 2055, designated as Series 2025A. The net proceeds from the sale were used to repay short-term borrowings under the Company’s bank lines of credit and for other general corporate purposes.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with an expected maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of December 31, 2025.
In May 2024, Tidewater closed on four DEPSC-approved Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2045. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $0.9 million on these loans as of December 31, 2025. Each project has its own construction timetable with the last spending set to occur in 2027.
Separately, Tidewater has two active construction projects funded by Delaware SRF loans totaling $8.3 million with remaining availability of funds for borrowing. These loans are for the construction of a one million gallon elevated storage tank and construction, relocation, improvement, and interconnection of transmission mains. Tidewater has drawn a total of $7.1 million through December 31, 2025 and expects that the requisitions will continue through the first quarter of 2026.
In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its' service area.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates and due dates on both of these notes were 6.17% and 2043, respectively.
The aggregate annual principal repayment obligations as of December 31, 2025 for all long-term debt over the next five years and thereafter are shown below:

Year	(In Millions) Annual Maturities

2026	$7.9
2027	7.5
2028	7.2
2029	6.7
2030	5.8
Thereafter	350.8
The weighted average interest rate on all long-term debt at December 31, 2025 and 2024 was 3.49% and 3.64%, respectively.
Substantially all of the utility plant of the Company is subject to the lien of its mortgage, which includes debt service and capital ratio covenants. The Company is in compliance with all of its mortgage covenants and restrictions.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (EPS) of common stock for the years ended December 31, 2025, 2024 and 2023. Basic EPS is computed on the basis of the weighted average number of shares outstanding. Diluted EPS assumes the conversion of the Convertible Preferred Stock $7.00 Series.

	(In Thousands, Except Per Share Amounts)
	2025		2024		2023
Basic:	Income	Shares	Income	Shares	Income	Shares
Net Income	$42,822	18,096	$44,351	17,842	$31,524	17,732
Preferred Dividend	(76)		(112)		(120)
Earnings Applicable to Common Stock	$42,746	18,096	$44,239	17,842	$31,404	17,732
Basic EPS	$2.36		$2.48		$1.77
Diluted:
Earnings Applicable to Common Stock	$42,746	18,096	$44,239	17,842	$31,404	17,732
Convertible Preferred $7.00 Series Dividend	24	41	46	104	67	115
Adjusted Earnings Applicable to Common Stock	$42,770	18,137	$44,285	17,946	$31,471	17,847
Diluted EPS	$2.36		$2.47		$1.76
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

	(In Thousands)
	At December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FMBs	$126,172	$120,430	$129,602	$125,067
It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rate and due date on these series of long-term debt, please refer to those series of long-term debt titled “Amortizing Secured Notes” and “State Revolving Trust Notes” on the Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $259.5 million and $229.8 million at December 31, 2025 and 2024, respectively. Advances for construction have carrying amounts of $25.5 million and $22.6 million at December 31, 2025 and 2024, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.
Note 7 - Employee Benefit Plans
Pension Benefits
The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. In order to be eligible for contribution, the eligible employee must be employed by the Company on December 31st of the year to which the contribution relates. The Company maintains an unfunded supplemental plan for a limited number of its executive officers. The Accumulated Benefit Obligation for the Company’s Pension Plan at December 31, 2025 and 2024 was $82.5 million and $80.8 million, respectively.
Other Benefits
The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance.
Regulatory Treatment of Over/Underfunded Retirement Obligations
Because the Company is subject to rate regulation in the states in which it operates, it is required to maintain its accounts in accordance with the regulatory authority’s rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of ASC 980, Regulated Operations. Based on prior regulatory practice, and in accordance with the guidance in ASC 980, Regulated Operations, the Company records underfunded Pension Plan and Other Benefits Plan obligation costs, which otherwise would be recognized in Other Comprehensive Income under ASC 715, Compensation – Retirement Benefits, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The Company uses a December 31 measurement date for all of its employee benefit plans. The tables below set forth information relating to the Company’s Pension Plan and Other Benefits Plan for 2025 and 2024.

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2025	2024	2025	2024
Change in Projected Benefit Obligation:
Beginning Balance	$87,501	$91,853	$28,201	$28,000
Service Cost	967	1,270	340	320
Interest Cost	4,635	4,280	1,719	1,313
Actuarial (Gain) Loss	1,026	(5,478)	2,867	(486)
Benefits Paid	(5,079)	(4,424)	(1,102)	(946)
Ending Balance	$89,050	$87,501	$32,025	$28,201

	(In Thousands)
	Pension Plan		Other Benefits Plan
	Years Ended December 31,
	2025	2024	2025	2024
Change in Fair Value of Plan Assets:
Beginning Balance	$98,648	$92,346	$53,027	$48,352
Actual Return on Plan Assets	9,566	7,976	7,473	4,675
Employer Contributions	886	2,750	1,102	946
Benefits Paid	(5,079)	(4,424)	(1,102)	(946)
Ending Balance	$104,021	$98,648	$60,500	$53,027

Funded Status	$14,971	$11,147	$28,474	$24,826

	(In Thousands)
	Pension Plan		Other Benefits Plan
	As of December 31,
	2025	2024	2025	2024
Amounts Recognized in the Consolidated
Balance Sheets consist of:
Current Liability	$883	$883	$—	$—
Noncurrent Asset	(15,854)	(12,030)	(28,474)	(24,826)
Net Asset Recognized	$(14,971)	$(11,147)	$(28,474)	$(24,826)

	(In Thousands)
	Pension Plan			Other Benefits Plan
	Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit (Gain) Cost
Service Cost	$967	$1,270	$1,551	$340	$320	$391
Interest Cost	4,635	4,280	4,270	1,719	1,313	1,608
Expected Return on Plan Assets	(6,748)	(6,322)	(5,865)	(3,712)	(3,384)	(3,082)
Amortization of Net Actuarial Loss (Gain)	50	153	658	(613)	(1,098)	(191)
Net Periodic Benefit (Gain) Cost*	$(1,096)	$(619)	$614	$(2,266)	$(2,849)	$(1,274)
*Service cost is included in Operations and Maintenance expense on the consolidated statements of income; all other amounts are included in Other Income, net.
Amounts that are expected to be amortized from Regulatory Assets into Net Periodic Benefit Cost in 2025 are as follows:

	(In Thousands)
	Pension Plan	Other Benefits Plan
Actuarial Loss (Gain)	$74	$(1,071)
The discount rate and compensation increase rate for determining our postretirement benefit plans’ benefit obligations and costs as of and for the years ended December 31, 2025, 2024 and 2023, respectively, are as follows:

	Pension Plan			Other Benefits Plan
	2025	2024	2023	2025	2024	2023
Weighted Average Assumptions:
Expected Return on Plan Assets for:
Benefit Cost	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Discount Rate for:
Benefit Obligation	5.39%	5.47%	4.79%	5.49%	5.49%	4.79%
Benefit Cost	5.47%	4.79%	4.98%	5.49%	4.79%	4.98%
Compensation Increase for:
Benefit Obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Benefit Cost	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
The compensation increase assumption for the Other Benefits Plan is attributable to life insurance provided to qualifying employees upon their retirement. The insurance coverage will be determined based on the employee’s base compensation as of their retirement date.
The Company utilizes the Society of Actuaries’ mortality table (Pri-2012) (Mortality Improvement Scale MP2021).
For the 2025 valuation, costs and obligations for our Other Benefits Plan assumed a 8.0% annual rate of increase in the per capita cost of covered healthcare benefits in 2026 with the annual rate of increase declining 0.15% per year for 2027-2046, resulting in an annual rate of increase in the per capita cost of covered healthcare benefits of 5.0% by year 2046.

A one-percentage point change in assumed healthcare cost trend rates would have the following effects on the Other Benefits Plan:

	(In Thousands)
	1 Percentage Point
	Increase	Decrease
Effect on Current Year Service and Interest Costs	$295	$(239)
Effect on Projected Benefit Obligation	$4,199	$(3,434)
The following benefit payments, which reflect expected future service, are expected to be paid:

	(In Thousands)
Year	Pension Plan	Other Benefits Plan
2026	$5,446	$1,355
2027	5,466	1,427
2028	5,588	1,491
2029	5,586	1,593
2030	5,691	1,654
2030-2034	30,481	9,549
Totals	$58,258	$17,070
Benefit Plans Assets
The allocation of plan assets at December 31, 2025 and 2024 by asset category is as follows:

	Pension Plan			Other Benefits Plan
Asset Category	2025	2024	Target	2025	2024	Target
Equity Securities	51.9%	31.8%	30%	68.0%	65.2%	65%
Debt Securities	47.5%	67.9%	68%	30.0%	33.0%	33%
Cash	0.6%	0.3%	2%	2.0%	1.8%	2%
Total	100.0%	100.0%		100.0%	100.0%
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
Fair Value Measurements
Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:
•Level 1 – Inputs to the valuation methodology are unadjusted quoted market prices for identical assets or liabilities in accessible active markets.
•Level 2 – Inputs to the valuation methodology that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. If the asset or liability has a specified contractual term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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
The following tables present Middlesex’s Pension Plan assets measured and recorded at fair value within the fair value hierarchy:

	(In Thousands)
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Money Market Funds	$637	$—	$—	$637
Government Treasury	21,546	—	—	21,546
Common Equity Securities	32,400	—	—	32,400
Corporate Bonds	—	44,878	—	44,878
Sovereign/Non-US Debt	—	4,560	—	4,560
Total Investments	$54,583	$49,438	$—	$104,021

	(In Thousands)
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual Funds	$31,187	$—	$—	$31,187
Money Market Funds	293	—	—	293
Common Equity Securities	195	—	—	195
Corporate Bonds	42,974	—	—	42,974
Agency/US Debt	19,041	—	—	19,041
Sovereign/Non-US Debt	4,958	—	—	4,958
Total Investments	$98,648	$—	$—	$98,648
The following tables present Middlesex’s Other Benefits Plan assets measured and recorded at fair value within the fair value hierarchy:

	(In Thousands)
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Money Market Funds	885	—	—	885
Cash	317	—	—	317
Equity Securities	41,150	—	—	41,150
Agency/US/State/Municipal Debt	—	18,148	—	18,148
Total Investments	$42,352	$18,148	$—	$60,500

	(In Thousands)
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual Funds	$34,545	$—	$—	$34,545
Money Market Funds	977	—	—	977
Agency/US/State/Municipal Debt	—	17,505	—	17,505
Total Investments	$35,522	$17,505	$—	$53,027
Benefit Plans Contributions
For the Pension Plan, Middlesex expects to make approximately $0.9 million of cash contributions in 2026.
For the Other Benefits Plan, Middlesex expects to make approximately $1.1 million of cash contributions in 2026.

401(k) Plan
The Company maintains a 401(k) defined contribution plan, which covers substantially all employees (temporary employee needs to complete at least 1,000 hours of service to be eligible). Under the terms of the plan, the Company matches 100% of a participant’s contributions, which do not exceed 1% of a participant’s compensation, plus 50% of a participant’s contributions exceeding 1%, but not more than 6%. The Company’s matching contribution was $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Employees hired after March 31, 2007 are not eligible to participate in the Pension Plan and are generally eligible to participate in a discretionary profit sharing plan administered through the 401(k) plan. In December each year, the Board of Directors may approve that a stated percentage of eligible compensation be contributed to the account of the employee participant in the first quarter of the following year. For those employees still actively employed on December 31, 2025 or retired during the current year, the Company will fund a discretionary contribution of $1.3 million before April 1, 2026, which represents 5.0% of eligible 2025 compensation. For the years ended December 31, 2024 and 2023, the Company made qualifying discretionary contributions of $1.1 million and $0.9 million respectively for each year.
Stock-Based Compensation
The Company maintains a long-term incentive compensation plan for certain management employees where awards are made in the form of restricted common stock. Shares of restricted stock issued under the plan are subject to forfeiture by the employee in the event of termination of employment for any reason within three or five years of the award, as applicable, other than as a result of retirement at normal retirement age, death, disability or change in control. The maximum number of shares authorized for award under the plan is 300,000 shares, of which approximately 62% remain available for issuance.
The Company recognizes compensation expense at fair value for the plan awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is determined by the market value of the stock on the date of the award and is being amortized over the expected vesting period.
The following table presents awarded but not yet vested share information for the plan:

	Shares(thousands)	Unearned Compensation (thousands)	Weighted Average Granted Price
Balance, January 1, 2021	83	$1,931
Granted	11	1,151	$105.17
Vested	(17)
Amortization of Compensation expense	—	(1,350)
Balance, December 31, 2022	77	1,732
Granted	15	1,165	$77.63
Vested	(18)	—
Amortization of Compensation expense	—	(1,854)
Balance, December 31, 2023	74	1,043
Granted	19	1,003	$52.50
Vested	(58)	—
Amortization of Compensation expense	—	(1,140)
Balance, December 31, 2024	35	906
Granted	24	1,540	$64.10
Vested	(17)
Amortization of Compensation expense	—	(905)
Balance, December 31, 2025	42	1,541
.
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

	(In Thousands)
	Years Ended December 31,
Operation by Segments	2025	2024	2023
Revenues:
Regulated	$182,654	$179,359	$154,617
Non – Regulated	12,985	13,552	12,773
Total Reportable Segments	195,639	192,911	167,390
Inter-segment Elimination	(945)	(1,034)	(1,116)
Consolidated Revenues	$194,694	$191,877	$166,274

Operating Expenses
Purchased Water:
Regulated	$8,458	$8,064	$9,144
Non – Regulated	—	—	—
Total Reportable Segments	8,458	8,064	9,144
Inter-segment Elimination	(464)	(567)	(663)
Consolidated Purchased Water	$7,994	$7,497	$8,481

Other Operations and Maintenance Expenses:
Regulated	$75,293	$76,483	$66,670
Non – Regulated	8,485	8,850	8,415
Total Reportable Segments	83,778	85,333	75,085
Inter-segment Elimination	(481)	(467)	(453)
Consolidated Other Operations and Maintenance Expenses	$83,297	$84,866	$74,632

Other Taxes:
Regulated	$21,675	$21,644	$18,504
Non – Regulated	239	230	240
Consolidated Other Taxes	$21,914	$21,874	$18,744

Depreciation:
Regulated	$26,844	$24,173	$24,931
Non – Regulated	269	257	263
Consolidated Depreciation	$27,113	$24,430	$25,194

Operating Income:
Regulated	$50,865	$49,462	$35,820
Non – Regulated	3,511	3,748	3,403
Consolidated Operating Income	$54,376	$53,210	$39,223

Other Income (Expense), Net:
Regulated	$8,001	$12,195	$6,637
Non – Regulated	236	281	214
Total Reportable Segments	8,237	12,476	6,851
Inter-segment Elimination	(675)	(407)	(366)
Consolidated Other Income, Net	$7,562	$12,069	$6,485

	(In Thousands)
	Years Ended December 31,
Operation by Segments (continued)	2025	2024	2023
Interest Expense:
Regulated	$14,970	$14,430	$13,508
Non – Regulated	—	—	—
Total Reportable Segments	14,970	14,430	13,508
Inter-segment Elimination	(675)	(407)	(365)
Consolidated Interest Expense	$14,295	$14,023	$13,143

Income Taxes:
Regulated	$3,637	5,653	(146)
Non – Regulated	1,184	1,252	1,187
Consolidated Income Taxes	$4,821	$6,905	$1,041

Net Income:
Regulated	$40,258	$41,575	$29,094
Non – Regulated	2,564	2,776	2,430
Consolidated Net Income	42,822	44,351	31,524

Capital Expenditures:
Regulated	$96,015	$74,584	$90,047
Non – Regulated	339	38	132
Total Capital Expenditures	$96,354	$74,622	$90,179

	(In Thousands)
	As of December 31, 2025	As of December 31, 2024
Assets:
Regulated	$1,377,391	$1,264,472
Non – Regulated	9,076	7,671
Total Reportable Segments	1,386,466	1,272,143
Inter-segment Elimination	(20,730)	(16,969)
Consolidated Assets	$1,365,737	$1,255,174

Note 9 - Supplemental Cash Flows Information

(in thousands)	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$9,924	$8,968	$7,259
Accrued Payables for Utility Plant	9,901	8,109	10,251
Litigation Settlement Receivable	—	(6,237)	69,872
Litigation Settlement Payable	—	(6,237)	6,237
Conversion of Preferred Stock Into Common Stock	292	449	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Year for:
Interest	13,459	14,485	12,762
Interest Capitalized	640	511	975
Income Taxes	1,639	3,169	2,962
The cash flow impact of Tangible Property Repairs in Note 3, Income Taxes is reflected in Provision for Deferred Income Taxes and Investment Tax Credits in the Consolidated Statements of Cash Flows.
ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.           CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted to the United States Securities and Exchange Commission (SEC) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management of the Company, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2025. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.
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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of the Company.
ITEM 9B.         OTHER INFORMATION.
(a)None.
(b)Insider Trading Arrangements and Policies - During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K."
(c)Form 8-K Disclosures – None.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to Directors of Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the Executive Officers of Middlesex Water Company is included under Item 1. in Part I of this Annual Report.
Information regarding Middlesex Water Company’s Insider Trading Policy will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION.
This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.
This information for Middlesex Water Company will be included in Middlesex Water Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.The following Financial Statements and Supplementary Data are included in Part II- Item 8. of this Annual Report:
Consolidated Balance Sheets at December 31, 2025 and 2024.
Consolidated Statements of Income for each of the three years in the period ended December 31, 2025.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025.
Consolidated Statements of Capital Stock and Long-term Debt as of December 31, 2025 and 2024.
Consolidated Statements of Common Stockholders’ Equity for each of the three years in the period ended December 31, 2025.
Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All Schedules are omitted because of the absence of the conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
3.Exhibits
See Exhibit listing immediately following the signature page.
ITEM 16.   FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Nadine Leslie
Nadine Leslie
President and Chief Executive Officer
Date:	February 19, 2026
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Robert J. Capko
Robert J. Capko
Corporate Controller
(Principal Accounting Officer)

By:	/s/ Nadine Leslie
Nadine Leslie
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Joshua Bershad, M.D.
Joshua Bershad, M.D.
Director

By:	/s/ James F. Cosgrove Jr.
James F. Cosgrove Jr.
Director

By:	/s/ Kim C. Hanemann
Kim C. Hanemann
Director

By:	/s/ Robert Hoglund
Robert Hoglund
Director

By:	/s/ Steven M. Klein
Steven M. Klein
Director

By:	/s/ Amy B. Mansue
Amy B. Mansue
Director

By:	/s/ Vaughn L. McKoy
Vaughn L. McKoy
Director

By:	/s/ Ann L. Noble
Ann L. Noble
Director

By:	/s/ Walter G. Reinhard
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

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
(t)10.10	Middlesex Water Company Supplemental Executive Retirement Plan, filed as Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(t)10.11(a)	Middlesex Water Company 2018 Restricted Stock Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, dated and filed April 12, 2018.
(t)10.11(b)	Registration Statement, Form S-8, under the Securities Act of 1933, filed December 18, 2008, relating to the Middlesex Water Company Outside Director Stock Compensation Stock Plan.	333-156269
(t)10.12	Employment Agreement, dated as of March 1, 2024, between the Company and Nadine Duchemin-Leslie, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 23, 2024.
(t)10.12(a)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Nadine Leslie, filed as Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 5, 2024.
(t)10.12(b)	Employment Agreement, dated as of June 24, 2024, between the Company and Mohammed G. Zerhouni, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 10, 2024.
(t) 10.12(b-1)	Employment Agreement Amendment between the Company and Mohammed G. Zerhouni, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2025.
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

(t)10.12(e)	Employment Agreement, dated as of December 16, 2024, between the Company and Gregory Sorensen, filed as Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 26, 2024.
(t)10.12(e-1)	Employment Agreement Amendment between the Company and Gregory Sorensen, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2025.
(t)10.12(f)
Change in Control Termination Agreement, dated as of December 16, 2024, between the Company and Gregory Sorenson, filed as Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 26, 2024.

(t)10.12(g)	Change in Control Termination Agreement, dated as of November 1, 2024, between the Company and Jay L. Kooper, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
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

10.15(a)
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
10.15(b)
Promissory Note and Supplement, dated March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB; Amendment to Combination Water Utility Real Estate Mortgage and Security Agreement, effective March 29, 2021, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.19(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.15(c)
Promissory Note and Supplement, dated May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.15(d)
Sixth Amendment to Promissory Note and Supplement, dated as of May 11, 2023, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.15(e)
Seventh Amendment to Promissory Note and Supplement, dated as of July 24, 2025, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.17(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025

10.16
Agreement for a Supply of Water, dated April 1, 2006, between the Company and the City of Rahway, filed as Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.17
Loan Agreement, dated November 1, 2006, between the State of New Jersey and the Company (Series GG), filed as Exhibit No. 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.18
Loan Agreement, dated November 1, 2006, between the New Jersey Environmental Infrastructure Trust and the Company (Series HH), filed as Exhibit No. 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.19
Loan Agreement, dated November 1, 2007, between the State of New Jersey and the Company (Series JJ), filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.20
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

10.22
The Middlesex Water Company Investment Plan, filed as pages S-9 through S-24 of the Company’s Prospectus Supplement dated as of July 29, 2025, filed as Exhibit 10.25 of the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2025
333-287177
10.23(a)
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

10.23(b)
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

10.23(c)
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

10.23(d)
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
10.23(e)
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

10.23(f)
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

10.23(g)
Amendment to Loan Documents, dated January 24, 2025, between the Company, Pinelands Wastewater Company, Pinelands Water Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc. and While Marsh Environmental Systems, Inc., and PNC Bank, N.A.

*10.23(h)
Amended and Restated $100,000,000 Revolving Line of Credit Note, dated February 17, 2026, between the Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc., While Marsh Environmental Systems, Inc. and Middlesex Water Maryland, Inc. and PNC Bank, N.A.

*10.23(i)
Amendment to Loan Documents, dated February 17, 2026, between the Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc., While Marsh Environmental Systems, Inc. and Middlesex Water Maryland, Inc. and PNC Bank, N.A.

10.24(a)
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

10.24(b)
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

10.24(c)
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
10.24(d)
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

10.24(e)
Amendment No. 4 ($60,000,000) to Uncommitted Loan Agreement, dated January 24, 2025, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc., and Bank of America, N.A.

10.24(f)
Amendment No. 5 ($60,000,000) to Uncommitted Loan Agreement, dated September 2, 2025, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Pinelands Water Company, Pinelands Wastewater Company, Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc.,and Bank of America, N.A. filed as Exhibit 10.27(f) of the Company's quarterly report on Form 10-Q for the quarter ended September 30. 2025

10.25
Fourth Amendment to Promissory Note and Supplement, dated as of August 19, 2020, between Tidewater Utilities, Inc. and CoBank, ACB, filed as Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.26
Loan Agreement, dated December 1, 2010, between the State of New Jersey and the Company (Series MM), filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.27
Loan Agreement, dated December 1, 2010, between New Jersey Environmental Infrastructure Trust and the Company (Series NN), filed as Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.28
Loan Agreement, dated May 1, 2012, between the State of New Jersey and the Company, (Series OO), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.29
Loan Agreement, dated May 1, 2012, between New Jersey Environmental Infrastructure Trust and the Company (Series PP), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.30
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

10.32
Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series VV), filed as Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.33
Loan Agreement, dated May 1, 2014, between New Jersey Environmental Infrastructure Trust and the Company (Series WW), filed as Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.34
Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series XX), filed as Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.35
Loan Agreement, dated November 1, 2017, between New Jersey Environmental Infrastructure Trust and the Company (Series YY), filed as Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.36
Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018A), filed as Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.37
Loan Agreement, dated May 1, 2018, between New Jersey Environmental Infrastructure Trust and the Company (Series 2018B), filed as Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.38
Loan Agreement, dated August 1, 2019, between New Jersey Economic Development Authority and the Company (Series 2019A and Series 2019B), filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed September 6, 2019.

10.39
Bond Purchase Agreement, dated November 16, 2020, between New York Life Insurance Company and Affiliates and the Company (Series 2020A), filed as Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.40
Bond Purchase Agreement, dated November 5, 2021, between New York Life Insurance Company and Affiliates and the Company (Series 2021A and Series 2021B), filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.41
Financing Agreement, dated December 16, 2021, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, and Tidewater Utilities, Inc, filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.42
Loan Agreement, dated May 1, 2022, between New Jersey Infrastructure Bank and the Company (Series 2022A), filed as Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

10.43
Loan Agreement, dated May 1, 2022, between the State of New Jersey, acting by and through the New Jersey Department of Environmental Protection, and the Company (Series 2022B) filed as Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

10.44
Bond Purchase Agreement, dated March 2, 2023, between New York Life Insurance Company and Affiliates and the Company (Series 2023A) filed as Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.45
Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.46
Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.47
Financing Agreement, dated April 5, 2023, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.48
Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Water Company and CoBank, ACB, filed as Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.49
Multiple Advance Term Promissory Note, dated May 22, 2023, between Pinelands Wastewater Company and CoBank, ACB, filed as Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
10.50
Settlement Agreement, dated as of August 28, 2023, between Middlesex Water Company and 3M Company, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.51
Financing Agreement (Minos Conaway Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.52
Financing Agreement (Kendale Road Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc., filed as Exhibit 10.56 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.53
Financing Agreement (Bethany Bay Project), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc, filed as Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.54
Financing Agreement (DelDOT – Lochmeath), dated May 17, 2024, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc; filed as Exhibit 10.58 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.55
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

10.56
Bond Purchase Agreement, dated October 15, 2025, between New York Life Insurance Company and Affiliates and the Company (Series 2025A) filed as Exhibit 10.62 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

*10.57
Financing Agreement (Supplemental Kendale Road Interconnection Project), dated December 31, 2025, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

EXHIBIT INDEX

Exhibit No.	Document Description	Previous Registration No.	Filing’s Exhibit No.
*10.58
Financing Agreement (Lead Service Line Sea Colony Community Vacuum Excavation Project), dated December 31, 2025, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Southern Shores Water Company, LLC.

10.59
At the Market Equity Offering Sales Agreement dated May 12, 2025 by and among Bank of America Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott LLC and Middlesex Water Company, filed as Exhibit 10.61 on of the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2025

19	Middlesex Water Company Insider Trading Policy, filed as Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
*21	Middlesex Water Company Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP.
*23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers, LLP
*31	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*31.1	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
*32	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C.§1350.
*32.1	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C.§1350.
97	Middlesex Water Company Incentive-Based Award Clawback Policy, filed as Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document