Form 10-Q
period 2026-03-31
MIDDLESEX WATER CO
filed 2026-04-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☑
The number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 2026: Common Stock, No Par Value: 18,624,329 shares outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2026	2025

Operating Revenues	$48,714	$44,301

Operating Expenses:
Operations and Maintenance	23,012	21,109
Depreciation	7,036	6,527
Other Taxes	5,564	5,108

Total Operating Expenses	35,612	32,744

Operating Income	13,102	11,557

Other Income:
Allowance for Funds Used During Construction	633	372
Other Income, net	1,369	1,425

Total Other Income, net	2,002	1,797

Interest Charges	3,214	2,713

Income before Income Taxes	11,890	10,641

Income Taxes	1,285	1,162

Net Income	10,605	9,479

Preferred Stock Dividend Requirements	18	22

Earnings Applicable to Common Stock	$10,587	$9,457

Earnings per share of Common Stock:
Basic	$0.57	$0.53
Diluted	$0.57	$0.53

Average Number of
Common Shares Outstanding:
Basic	18,545	17,890
Diluted	18,575	17,951
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		March 31, 2026	December 31, 2025
ASSETS
UTILITY PLANT:	Water Production	$333,738	$328,496
	Transmission and Distribution	954,107	938,118
	General	107,783	111,325
	Construction Work in Progress	49,593	44,400
	TOTAL	1,445,221	1,422,339
	Less Accumulated Depreciation	276,456	275,132
	UTILITY PLANT - NET	1,168,765	1,147,207

CURRENT ASSETS:	Cash and Cash Equivalents	2,040	2,800
	Accounts Receivable, net of allowance for credit losses of $1,873 and $1,625 in 2026 and 2025, respectively	18,690	19,213
	Unbilled Revenues	10,347	9,361
	Materials and Supplies (at average cost)	8,095	7,549
	Prepayments	5,986	2,843
	Regulatory Assets	1,669	—
	TOTAL CURRENT ASSETS	46,827	41,766

OTHER ASSETS:	Operating Lease Right of Use Asset	1,830	1,972
	Restricted Cash	1,675	1,675
	Regulatory Assets	103,001	110,284
	Non-utility Assets - Net	12,454	12,354
	Employee Benefit Plans	45,041	44,328
	Other	6,445	6,151
	TOTAL OTHER ASSETS	170,446	176,764
	TOTAL ASSETS	$1,386,038	$1,365,737

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, issued 18,577 and 18,521 in 2026 and 2025, respectively	$282,243	$279,148
	Retained Earnings	218,803	214,883
	TOTAL COMMON EQUITY	501,046	494,031
	Preferred Stock, No Par Value; authorized 120; issued 13	1,343	1,343
	Long-term Debt	371,676	378,874
	TOTAL CAPITALIZATION	874,065	874,248

CURRENT	Current Portion of Long-term Debt	7,666	7,850
LIABILITIES:	Notes Payable	47,000	28,250
	Accounts Payable	29,496	31,326
	Accrued Taxes	22,116	15,992
	Accrued Interest	3,291	3,311
	Regulatory Liabilities	3,142	—
	Unearned Revenues and Advanced Service Fees	467	497
	Other	6,477	6,569
	TOTAL CURRENT LIABILITIES	119,655	93,795

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Advances for Construction	25,963	25,519
	Lease Obligations	1,653	1,838
	Accumulated Deferred Income Taxes	111,152	110,475
	Regulatory Liabilities	61,365	68,437
	Other	195	229
	TOTAL OTHER LIABILITIES	200,328	206,498

CONTRIBUTIONS IN AID OF CONSTRUCTION		191,990	191,196
	TOTAL CAPITALIZATION AND LIABILITIES	$1,386,038	$1,365,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,605	$9,479
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,187	7,913
Provision for Deferred Income Taxes and Investment Tax Credits	(2,072)	(1,142)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(384)	(218)
Cash Surrender Value of Life Insurance	80	88
Stock Compensation Expense	401	389
Changes in Assets and Liabilities:
Accounts Receivable	523	(1,279)
Unbilled Revenues	(986)	480
Materials & Supplies	(546)	(312)
Prepayments	(3,143)	(3,984)
Accounts Payable	(2,132)	(195)
Accrued Taxes	6,124	5,468
Accrued Interest	(20)	(460)
Employee Benefit Plans	(1,199)	(1,324)
Unearned Revenue & Advanced Service Fees	(30)	59
Other Assets and Liabilities	(3,677)	(1,180)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,731	13,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $249 in 2026 and $154 in 2025	(20,641)	(18,911)

NET CASH USED IN INVESTING ACTIVITIES	(20,641)	(18,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(8,904)	(1,587)
Proceeds from Issuance of Long-term Debt	1,496	28
Net Short-term Bank Borrowings	18,750	11,000
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(125)	(225)
Proceeds from Issuance of Common Stock	2,819	221
Payment of Common Dividends	(6,667)	(6,081)
Payment of Preferred Dividends	(18)	(22)
Construction Advances and Contributions-Net	799	226

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,150	3,560
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(760)	(1,569)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,475	4,226
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,715	$2,657

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	March 31, 2026	December 31, 2025
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding -2026 - 18,577; 2025 - 18,521	$282,243	$279,148
Retained Earnings	218,803	214,883
TOTAL COMMON EQUITY	$501,046	$494,031

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding -2026 -13; 2025 - 13
Convertible:
Shares Outstanding, $7.00 Series - 2026 - 2; 2025 - 2;	$264	$264
Nonredeemable:
Shares Outstanding, $7.00 Series -1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,343	$1,343

Long-term Debt:
First Mortgage Bonds, 0.00%-5.99%, due 2026-2059	$300,431	$301,172
Secured Notes, 3.94%-7.05%, due 2028-2046	56,159	63,971
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2047	21,685	20,540
SUBTOTAL LONG-TERM DEBT	378,275	385,683
Add: Premium on Issuance of Long-term Debt	6,099	6,148
Less: Unamortized Debt Expense	(5,032)	(5,107)
Less: Current Portion of Long-term Debt	(7,666)	(7,850)
TOTAL LONG-TERM DEBT	$371,676	$378,874
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Dividend Reinvestment & Common Stock Purchase Plan	4	221	—	221
Restricted Stock Award -Net-Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21	—	21
Cash Dividends on Common Stock ($0.3400 Per Share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	$248,611	$200,437	$449,048

Balance at January 1, 2026	18,521	$279,148	$214,883	$494,031
Net Income	—	—	10,605	10,605
Dividend Reinvestment & Common Stock Purchase Plan	4	217	—	217
Restricted Stock Award -Net-Employees	3	276	—	276
At-The-Market Program Common Stock Issuance	49	2,662	—	2,662
Common Stock Issuance Expense	—	(60)	—	(60)
Cash Dividends on Common Stock ($0.3600 Per Share)	—	—	(6,667)	(6,667)
Cash Dividends on Preferred Stock	—	—	(18)	(18)
Balance at March 31, 2026	18,577	$282,243	$218,803	$501,046
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Recent Developments
Middlesex Water Company (Middlesex or the Company) is the parent company and sole shareholder of Tidewater Utilities, Inc. (Tidewater), Utility Service Affiliates, Inc. (USA), and Utility Service Affiliates (Perth Amboy) Inc. (USA-PA). Southern Shores Water Company, LLC (Southern Shores) and White Marsh Environmental Systems, Inc. (White Marsh) are wholly-owned subsidiaries of Tidewater. Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands), previously subsidiaries of Middlesex, were merged into Middlesex effective April 1, 2026 (for further information, see Note 2, Rates and Regulatory Matters). The financial statements for Middlesex and its wholly-owned subsidiaries are reported on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.
The consolidated notes within the 2025 Annual Report on Form 10-K (the 2025 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of March 31, 2026, and the results of operations and cash flows for the three month periods ended March 31, 2026 and 2025. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s December 31, 2025 audited financial statements included in the 2025 Form 10-K.
Recent Accounting Guidance
The recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2026 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (ASU) 2024-03 “Disaggregation of Income Statement Expenses”	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.
ASU 2025-06 "Internal-Use Software"	This ASU removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2028.	Prospective, with a modified transition or retrospective application also permitted.	The Company is evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements.

Note 2 – Rates and Regulatory Matters
Middlesex Rate Matters
In February 2026, the New Jersey Board of Public Utilities (NJBPU) approved the settlement agreement in our general base rate application between Middlesex and Pinelands, NJBPU Staff and the New Jersey Division of Rate Counsel, with new rates effective February 23, 2026. The NJBPU order approved an increase in our annual operating revenues by $14.5 million based on an authorized return on common equity of 9.6% and a common equity ratio of 54.25%. Included in the settlement agreement, Middlesex and Pinelands customers received a one-time bill credit in the first quarter of 2026 totaling $3.3 million for the overcollection of New Jersey Gross Receipts Taxes. In addition, beginning in late February 2026, Middlesex customers will receive a $3.3 million credit over 12 months from the proceeds of a multi-district litigation (MDL) settlement agreement between Middlesex and manufacturers of Perfluoroalkyl Substances (PFAS) (for further information on the MDL settlement, see MDL Settlement below).
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands for a Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing for the three-year period ending October 2028. The program allows for the recovery of certain costs of investments that further maintain, enhance, or improve the resiliency, health, safety, or environmental protection for Middlesex and Pinelands customers or broader public health. RESIC activities include compliance with requirements to address existing and emerging chemical elements and compounds, treatment media and related equipment, installation of new plant or equipment, or replacement of existing plant or equipment. Under the RESIC program, Middlesex and Pinelands submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six months to be recovered up to $3.6 million or 2.5% of total annual revenues included in their February 2026 base rate increase.
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
In January 2026, the NJBPU approved the joint petition filed by Middlesex, Pinelands Water and Pinelands Wastewater to consolidate the three entities into Middlesex through a corporate reorganization. The merger of Pinelands Water and Pinelands Wastewater into Middlesex is expected to deliver operational efficiencies and enhanced benefits for customers across multiple areas. The merger has been finalized and was effective on April 1, 2026.
In November 2025, the NJBPU approved the fourth Middlesex DSIC rate, effective December 1, 2025 that was expected to result in $0.9 million of annual revenues, which is in addition to the existing $2.3 million of annual revenues from previous DSIC filings. Middlesex's DSIC rate reset to zero in connection with Middlesex's February 2026 base rate increase.
The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues, and costs of $0.4 million for replacing customer-owned lead service lines incurred from January 2025 through June 2025 were recovered between September 2025 and February 2026. Costs of $0.3 million incurred from July 2025 through December 2025 are expected to be recovered between March 2026 and August 2026. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.
Tidewater Rate Matters
In February 2026, the Delaware Public Service Commission (DEPSC) approved the March 2026 refund of $1.1 million to Tidewater customers resulting from the proceeds of the MDL settlement agreement between Tidewater and manufacturers of PFAS. For further information, see discussion in MDL Settlement below.
In January 2026, Tidewater completed the acquisition of the water utility assets of Pinewood Acres, LLC, as approved by the DEPSC, for $0.2 million. Pinewood Acres serves approximately 350 customers in Kent County, Delaware.
In December 2025, the DEPSC approved the Tidewater DSIC rate, effective January 1, 2026. Tidewater is expected to recover approximately $0.3 million of semi-annual DSIC revenues between January 2026 and June 2026.

In July 2025, the DEPSC approved the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate, with new rates effective July 3, 2025. The DEPSC order approved an increase in our annual operating revenues by $5.5 million based on an authorized return on common equity of 9.5% and a common equity ratio of 53.5%.
MDL Settlement
Multiple Company utility subsidiaries are parties to the aforementioned MDL lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company began receiving settlement payments in 2025, which will continue through 2026 and beyond. As of March 31, 2026, the Company received $6.0 million. Proceeds from these settlement payments have been and will likely continue to be shared with customers in the future (for further information on 2026 customer refunds related to the MDL settlement, see Middlesex Rate Matters and Tidewater Rate Matters above).
Southern Shores Rate Matters
Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029. Under the agreement, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Additionally, when there are unanticipated capital expenditures or regulatory related changes in operating expenses exceed certain annual thresholds, rates are increased. In 2024, capital expenditures did exceed the established threshold. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%. In 2025, Southern Shores capital expenditures exceeded the established threshold. Effective January 1, 2026, Southern Shores rates were increased $0.1 million or 4.89%.
Note 3 – Capitalization
Sales of shares of common stock and issuance of long-term debt are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program.
Common Stock
During the three months ended March 31, 2026 and 2025, there were 4,025 common shares (approximately $0.2 million) and 4,228 common shares (approximately $0.2 million), respectively, issued under the Middlesex Water Company Investment Plan.
In May 2025, Middlesex entered into an At-the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. As of February 20, 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three months ended March 31, 2026, Middlesex issued and sold a total of 49,305 shares of common stock, at a weighted average price of $54.82 per share, and received $2.7 million in net proceeds, under the Equity Sales Agreement. As of March 31, 2026, the Company had $77.3 million of aggregate gross sales remaining under the Equity Sales Agreement.
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
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of March 31, 2026 and expects that the requisitions will continue through 2026.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $2.1 million on these loans as of March 31, 2026. Each project has its own construction timetable with the last spending set to occur in 2027.

In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. As of March 31, 2026, Southern Shores has drawn down $0.2 million on these loans.
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

	(Thousands of Dollars)
	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FMBs	$125,431	$119,770	$126,172	$120,430
It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. For details, including carrying value, interest rates and due dates on these series of long-term debt, please refer to those series noted as “Secured Notes” and “State Revolving Trust Notes” on the Condensed Consolidated Statements of Capital Stock and Long-Term Debt. The carrying amount of these instruments was $252.8 million and $259.5 million at March 31, 2026 and December 31, 2025, respectively. Advances for construction have carrying amounts of $26.0 million and $25.5 million at March 31, 2026 and December 31, 2025, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.
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

	(In Thousands Except per Share Amounts)
	Three Months Ended March 31,
	2026		2025
Basic:	Income	Shares	Income	Shares
Net Income	$10,605	18,545	$9,479	17,890
Preferred Dividend	(18)		(22)
Earnings Applicable to Common Stock	$10,587	18,545	$9,457	17,890

Basic EPS	$0.57		$0.53

Diluted:
Earnings Applicable to Common Stock	$10,587	18,545	$9,457	17,890
$7.00 Series Preferred Dividend	4	30	10	61
Adjusted Earnings Applicable to Common Stock	$10,591	18,575	$9,467	17,951

Diluted EPS	$0.57		$0.53
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
The segments follow the same accounting policies as described in Note 1 – Organization, Summary of Significant Accounting Policies and Recent Developments of the 2025 Form 10-K. Segment profit or loss is based on Net Income. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated based on the applicable cost allocation factors. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. The effects of all intra-segment and/or intercompany transactions are eliminated in the consolidated financial statements.
The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware and includes Middlesex, Tidewater, Pinelands and Southern Shores. This segment also includes a regulated wastewater system in New Jersey, Pinelands Wastewater. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware and includes USA, USA-PA, and White Marsh.

	(In Thousands)
	Three months ended March 31,
	2026	2025
Operation by Segments
Operating Revenues:
Regulated	$45,780	$41,496
Non – Regulated	3,089	2,952
Total Reportable Segments	48,869	44,448
Inter-segment Elimination	(155)	(147)
Consolidated Operating Revenues	$48,714	$44,301

Operating Expenses
Purchased Water:
Regulated	$1,941	$1,907
Non – Regulated	—	—
Total Reportable Segments	1,941	1,907
Inter-segment Elimination	(34)	(28)
Consolidated Purchased Water	$1,907	$1,879

Other Operations and Maintenance Expenses:
Regulated	$18,988	$17,493
Non – Regulated	2,238	1,856
Total Reportable Segments	21,226	19,349
Inter-segment Elimination	(121)	(119)
Consolidated Other Operations and Maintenance Expenses	$21,105	$19,230

Other Taxes:
Regulated	$5,496	$5,050
Non – Regulated	68	$58
Consolidated Other Taxes	$5,564	$5,108

Depreciation:
Regulated	$6,963	$6,464
Non – Regulated	73	$63
Consolidated Depreciation	$7,036	$6,527

Operating Income:
Regulated	$12,512	$10,701
Non – Regulated	590	$856
Consolidated Operating Income	$13,102	$11,557

Other Income:
Regulated	$2,177	$1,901
Non – Regulated	25	55
Total Reportable Segments	2,202	1,956
Inter-segment Elimination	(200)	(159)
Consolidated Other Income, Net	$2,002	$1,797

	(In Thousands)
	Three months ended March 31,
	2026	2025
Operation by Segments (continued)
Interest Charges:
Regulated	$3,414	$2,872
Non – Regulated	—	—
Total Reportable Segments	3,414	2,872
Inter-segment Elimination	(200)	(159)
Consolidated Interest Charges	$3,214	$2,713

Income Taxes:
Regulated	$1,073	$872
Non – Regulated	212	$290
Consolidated Income Taxes	$1,285	$1,162

Net Income:
Regulated	$10,202	$8,858
Non – Regulated	403	$621
Consolidated Net Income	$10,605	$9,479

Capital Expenditures:
Regulated	$20,574	$18,853
Non – Regulated	67	$58
Total Capital Expenditures	$20,641	$18,911

	(Thousands of Dollars)
	As of March 31, 2026	As of December 31, 2025
Assets:
Regulated	$1,398,877	$1,377,391
Non – Regulated	9,018	9,076
Total Reportable Segments	1,407,895	1,386,467
Inter-segment Elimination	(21,857)	(20,730)
Consolidated Assets	$1,386,038	$1,365,737
Note 6 – Short-term Borrowings
The Company maintains lines of credit aggregating $180.0 million.

	(Millions)
	As of March 31, 2026				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Expiration Date
Bank of America	$—	$60.0	$60.0	Uncommitted	July 31, 2026
PNC Bank	27.0	73.0	100.0	Committed	January 31, 2029
CoBank, ACB (CoBank)	20.0	—	20.0	Committed	May 20, 2028
	$47.0	$133.0	$180.0

In February 2026, the Company amended its line of credit with PNC Bank. Under the terms of the amendment, the expiration date was extended to January 31, 2029 and the maximum borrowing amount was increased to $100 million.
The maturity dates for the Notes Payable as of March 31, 2026 are all three months or less and are extendable at the discretion of the Company.
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
The weighted average interest rate on the outstanding borrowings at March 31, 2026 under these credit lines is 4.87%.
The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three months ended March 31,
	2026	2025
Average Daily Amounts Outstanding	$42,218	$29,067
Weighted Average Interest Rates	4.80%	5.43%
Note 7 – Commitments and Contingent Liabilities
Water Supply – Middlesex's agreement with the New Jersey Water Supply Authority (NJWSA) for the purchase of untreated water expires November 30, 2048. NJWSA provides for an average purchase of 27.0 million gallons a day (mgd) with a peak up to 47.0 mgd. Pricing is set annually by the NJWSA through a public rate making process. The agreement has provisions for additional pricing in the event Middlesex overdrafts or exceeds certain monthly and annual thresholds.
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
Purchased water costs are shown below:

	(In Thousands)
	Three months ended March 31,
	2026	2025
Treated	$887	$887
Untreated	1,020	992
Total Costs	$1,907	$1,879
Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $42.3 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain and continued refinement of project scope and costs.
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
Note 8 – Employee Benefit Plans
Pension Benefits
The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended March 31, 2026 and 2025, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.
Other Benefits
The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three-month periods ended March 31, 2026 and 2025, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $1.1 million over the remainder of the current year.
The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits

	Three Months Ended March 31,
	2026	2025	2026	2025
Service Cost	$286	$242	$86	$85
Interest Cost	1,209	1,159	441	430
Expected Return on Assets	(1,591)	(1,687)	(1,021)	(928)
Amortization of Unrecognized Losses (Gains)	18	12	(214)	(153)
Net Periodic Benefit*	$(78)	$(274)	$(708)	$(566)
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
The Company’s regulated revenue results from tariff-based water and wastewater services to residential, industrial, commercial, fire-protection and wholesale customers. Residential customers are billed monthly or quarterly while most industrial, commercial, fire-protection and wholesale customers are billed monthly. Payments by customers are due between 15 and 30 days after the invoice date. Revenue is recognized as the water and wastewater services are delivered to customers which includes an accrual of unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing factors such as historical customer data and regional weather indicators. Unearned Revenues and Advance Service Fees include fixed service charge billings in advance to Tidewater customers recognized as service is provided to the customer.
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
The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025
Regulated Tariff Sales
Residential	$24,187	$23,114
Commercial	6,867	6,585
Industrial	3,602	2,999
Fire Protection	3,832	3,722
Wholesale	7,224	5,014
Non-Regulated Contract Operations	2,969	2,833
Total Revenue from Contracts with Customers	$48,681	$44,267
Other Regulated Revenues	68	62
Other Non-Regulated Revenues	120	119
Inter-segment Elimination	(155)	(147)
Total Revenue	$48,714	$44,301
Note 10 – Income Taxes
The Company’s effective tax rate was 10.8% and 10.9% for the three months ended March 31, 2026 and 2025 respectively. We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Income Taxes for the three months ended March 31, 2026 increased by $0.1 million from the same period in 2025, primarily due to higher pre-tax income.
The statutory Federal tax rate is 21.0% for each of the three months ended March 31, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 8.7% to 9.0% for each of the three months ended March 31, 2026 and 2025. Our effective tax rate differs from the federal statutory tax rate primarily due to the recognition of the income tax benefits for the immediate deduction of repair expenditures on tangible property in the Middlesex System as well as other permanent book-to-tax differences.

Note 11 - Supplemental Cash Flows Information

(In thousands)
	Three Months Ended March 31,
	2026	2025
Utility Plant received as Construction Advances and Contributions	$439	$1,500
Accrued Payables for Utility Plant	10,956	11,499
Conversion of Preferred Stock Into Common Stock	1	21

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the 3 Months for:
Interest	3,194	3,365
Interest Capitalized	249	154
The cash flow impact of Tangible Property Repairs is reflected in Provision for Deferred Income Taxes and Investment Tax Credits in the Condensed Consolidated Statements of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Middlesex Water Company (Middlesex or the Company) included elsewhere herein and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
-increases in competition for growth in non-franchised markets;
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

For an additional discussion of factors that may affect the Company’s business and results of operations, see Item 1A. - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our principal New Jersey water utility system (the Middlesex System) provides water services to approximately 61,000 retail customers, primarily in central New Jersey. The Middlesex System also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Prior to April 1, 2026, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands) provided water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey. Effective April 1, 2026, Pinelands was merged into Middlesex and those customers are now served by Middlesex.
Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 65,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, serves approximately 3,700 households in Kent and Sussex Counties through various operations and maintenance contracts.
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
Recent Developments
Perfluoroalkyl Substances (PFAS) Multi-District Litigation Settlement - Multiple Company utility subsidiaries are parties to a multi-district litigation (MDL) lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation.

The settlement payments received by the Company will ultimately be refunded to customers. As of March 31, 2026, the Company received $6.0 million and anticipates receiving additional settlement payments during the remainder of 2026 from the defendants named above.

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
In January 2026, the NJBPU approved the merger of Pinelands into Middlesex through a corporate reorganization, which was completed April 1, 2026.
Tidewater - In January 2026, Tidewater completed the acquisitions of the water utility assets of Pinewood Acres, LLC, as authorized by the Delaware Public Service Commission (DEPSC).
See Note 2, Rates and Regulatory Matters for more details about our rates and regulatory activity in Delaware and New Jersey.
United States Environmental Protection Agency (USEPA) Issues PFAS Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations, effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule extending the compliance date to 2031.
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
Outlook
The Company has projected to spend approximately $506 million for the 2026-2028 capital investment program, including approximately $255 million for upgrading our CJO Plant to integrate PFAS removal from source water, $34 million on the RENEW Program, which is our ongoing initiative to replace water mains in the Middlesex System, $17 million for replacement of a transmission main in Metuchen in our Middlesex System, $8 million for booster station generator replacement and electrical improvements, $9 million for construction of the Bethany Bay new water treatment facility in the Tidewater System and $12 million for elevated storage tanks in our Tidewater System.
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
Overall, organic residential customer growth continues in our Tidewater system (approximately 3.0% in 2025) through expansion of our franchise area. However, current and evolving market conditions may challenge that growth.
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
The segments in the tables included below are comprised of the following companies: Regulated - Middlesex, Tidewater, Pinelands and Southern Shores; Non-Regulated - USA, USA-PA, and White Marsh.

Results of Operations – Three Months Ended March 31, 2026

	(In Thousands)
	Three Months Ended September 30,
	2026			2025
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$45,745	$2,969	$48,714	$41,468	$2,833	$44,301
Operations and Maintenance Expense	20,774	2,238	23,012	19,253	1,856	21,109
Depreciation	6,963	73	7,036	6,464	63	6,527
Other Taxes	5,496	68	5,564	5,050	58	5,108
Operating Income	$12,512	$590	$13,102	$10,701	$856	$11,557

Other Income, net	1,977	25	2,002	1,742	55	1,797
Interest Charges	3,214	—	3,214	2,713	—	2,713
Income Taxes	1,073	212	1,285	872	290	1,162
Net Income	$10,202	$403	$10,605	$8,858	$621	$9,479
Operating Revenues
Operating revenues for the three months ended March 31, 2026 increased $4.4 million from the same period in 2025 due to the following factors:
•Middlesex System revenues increased $3.4 million due to increased wholesale customer demand, customer consumption and base rate increases effective February 23, 2026 (see Note 2, Rates and Regulatory Matters);
•Tidewater System revenues increased $0.8 million due to customer growth, increased customer consumption and rate increases (see Note 2, Rates and Regulatory Matters);
•Non-regulated revenues increased $0.1 million, primarily due to higher supplemental contract services; and
•All other operating revenue categories increased $0.1 million.

Operations and Maintenance Expense
Operations and Maintenance Expense for the three months ended March 31, 2026 increased $1.9 million from the same period in 2025 due to increased variable production costs from higher production and higher labor cost due to wage and employee headcount increases, partially offset by higher capitalizable costs.
Depreciation
Depreciation expense for the three months ended March 31, 2026 increased $0.5 million from the same period in 2025 due to higher average utility plant in service.
Other Taxes
Other Taxes for the three months ended March 31, 2026 increased $0.5 million from the same period in 2025 primarily due to higher gross receipts taxes on higher revenues in our Middlesex system.
Other Income, net
Other Income, net for the three months ended March 31, 2026 increased $0.2 million from the same period in 2025 due to higher Allowance for Funds Used During Construction from increased capital expenditures.

Interest Charges
Interest Charges for the three months ended March 31, 2026 increased $0.5 million from the same period in 2025 primarily due to higher average debt outstanding.
Income Taxes
Income Taxes for the three months ended March 31, 2026 increased by $0.1 million from the same period in 2025, primarily due to higher pre-tax income.
Liquidity and Capital Resources
Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in Results of Operations above.
For the three months ended March 31, 2026, cash flows from operating activities decreased $2.1 million to $11.7 million. The decrease in cash flows from operating activities primarily resulted from higher vendor payments offset by the impact of Middlesex’s approved base rate increase effective February 23, 2026 and Tidewater's base rate increase effective July 3, 2025.
Investing Cash Flows
For the three months ended March 31, 2026, cash flows used in investing activities increased $1.7 million to $20.6 million due to increased utility plant expenditures in 2026.
For further discussion on the Company’s future capital expenditures and expected funding sources, see Capital Expenditures and Commitments below.
Financing Cash Flows
For the three months ended March 31, 2026, cash flows from financing activities increased $4.6 million to $8.2 million. The increase in cash flows provided by financing activities is due to higher long-term and short-term debt borrowings and the proceeds from the issuance of common stock under Middlesex’s At-the-Market (ATM) equity offering program (for further information on Middlesex’s ATM equity offering program, see below under Capital Expenditures and Commitments) partially offset by increased redemption of long-term-debt.
Capital Expenditures and Commitments
To fund our capital program, we use internally generated funds, short-term and long-term debt borrowings, proceeds from sales of common stock under the Middlesex Water Company Investment Plan and the ATM equity offering program, and when market conditions are favorable, proceeds from sales to the public of our common stock. To the extent possible and fiscally prudent, the Company finances qualifying capital projects under State Revolving Fund (SRF) loan programs in New Jersey and Delaware. These government programs provide financing at interest rates typically below rates available in the broader financial markets.
The NJBPU has approved Middlesex's petition to borrow up to $260.0 million during the period January 2026 through December 2028, in one or more negotiated transactions in the form of notes and/or first mortgage bonds through loans from the New Jersey SRF Program, the New Jersey Economic Development Authority, private placement and other financial institutions as needed.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of March 31, 2026 and expects that the requisitions will continue through 2026.

In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $2.1 million on these loans as of March 31, 2026. Each project has its own construction timetable with the last spending set to occur in 2027.

In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. Southern Shores has drawn down $0.2 million on these loans as of March 31, 2026 and does not anticipate any further draws.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates and due dates on both of these notes were 6.17% and 2043, respectively.
In April 2026, Tidewater filed a petition with the DEPSC seeking approval to issue up to $25 million of long-term debt through CoBank, ACB. Proceeds will be used to reduce Tidewater's Notes Payable and finance Tidewater's on-going capital program.
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
The NJBPU has approved Middlesex's petition to issue and sell up to 2.5 million shares of its common stock during the period January 2026 through December 2028, in one or more offerings through a traditional underwritten public offering and/or an ATM offering.
In May 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. As of February 20, 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three months ended March 31, 2026, Middlesex issued and sold a total of 49,305 shares of common stock, at a weighted average price of $54.82 per share, and received $2.7 million in net proceeds, under the Equity Sales Agreement. As of March 31, 2026, the Company has $77.3 million of aggregate gross sales remaining under the Equity Sales Agreement.
Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.
Item 3. Quantitative and Qualitative Disclosures of Market Risk
We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2026 to 2059. Over the next twelve months, approximately $7.7 million of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on our earnings. Fixed rate long-term debt and variable rate short-term debt agreements were not entered into for trading purposes.
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
The Company's retirement benefit plan assets are exposed to the market prices variations of debt and equity securities. Changes to the Company's retirement benefit plan asset values can impact the Company's retirement benefit plan expense, funded status and future minimum funding requirements. Our exposure to market price risk in our retirement benefit plan assets is managed through our ability to recover retirement benefit plan costs through customer rates. There were no material changes to our primary market risk exposures or how such exposures are managed in 2026 nor are there expected to be in the future.
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

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
The Company is a defendant in lawsuits in the normal course of business. We believe the resolution of pending claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.
Item 1A.   Risk Factors
The information about risk factors does not differ materially from those set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
(a)None.
(b)None.
(c)Insider Trading Arrangements and Policies - During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.23(h)
Amended and Restated $100,000,000 Revolving Line of Credit Note, dated February 17, 2026, between the Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc., While Marsh Environmental Systems, Inc. and Middlesex Water Maryland, Inc. and PNC Bank, N.A, filed as Exhibit 10.23(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

10.23(i)
Amendment to Loan Documents, dated February 17, 2026, between the Company, Tidewater Utilities, Inc., Utility Service Affiliates (Perth Amboy) Inc., Utility Service Affiliates Inc., While Marsh Environmental Systems, Inc. and Middlesex Water Maryland, Inc. and PNC Bank, N.A., filed as Exhibit 10.23(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

10.59(a)
Amendment to ATM Equity Offering Sales Agreement, dated February 20, 2026, by and among Middlesex Water Company and BofA Securities, Inc., Robert W. Baird & Co. Incorporated, Janney Montgomery Scott LLC and Huntington Securities, Inc., filed as Exhibit 1.1 on the Company's Form 8-K dated February 24, 2026.

2.1.1	Middlesex Water Company, Pinelands Water Company and Pinelands Wastewater Company Agreement and Plan of Merger
2.1.2	Certificate of Merger of Pinelands Water Company and Pinelands Wastewater Company With and Into Middlesex Water Company
31.1	Section 302 Certification by Nadine Leslie pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Section 302 Certification by Mohammed G. Zerhouni pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 906 Certification by Nadine Leslie pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Mohammed G. Zerhouni pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLESEX WATER COMPANY

By:	/s/ Nadine Leslie
Nadine Leslie
Chair, President and Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Mohammed G. Zerhouni
Mohammed G. Zerhouni
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)
Date: April 30, 2026