Form 10-Q
period 2026-06-30
MIDDLESEX WATER CO
filed 2026-07-30
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(732) 634-1500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MSEX	NASDAQ Global Select Market
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
Yes ☐ No ☑
The number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 2026: Common Stock, No Par Value: 18,843,946 shares outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating Revenues	$56,357	$49,323	$105,071	$93,624

Operating Expenses:
Operations and Maintenance	25,399	23,066	48,411	44,175
Depreciation	6,761	6,703	13,797	13,230
Other Taxes	5,968	5,642	11,532	10,750

Total Operating Expenses	38,128	35,411	73,740	68,155

Operating Income	18,229	13,912	31,331	25,469

Other Income:
Allowance for Funds Used During Construction	700	413	1,334	786
Other Income, net	1,648	1,485	3,017	2,910

Total Other Income, net	2,348	1,898	4,351	3,696

Interest Charges	4,016	3,623	7,231	6,336

Income before Income Taxes	16,561	12,187	28,451	22,829

Income Taxes	1,789	1,409	3,074	2,571

Net Income	14,772	10,778	25,377	20,258

Preferred Stock Dividend Requirements	18	19	35	41

Earnings Applicable to Common Stock	$14,754	$10,759	$25,342	$20,217

Earnings per share of Common Stock:
Basic	$0.79	$0.60	$1.36	$1.13
Diluted	$0.79	$0.60	$1.36	$1.13

Average Number of
Common Shares Outstanding:
Basic	18,707	17,962	18,627	17,926
Diluted	18,737	17,993	18,657	17,957
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		June 30, 2026	December 31, 2025
ASSETS
UTILITY PLANT:	Water Production	$336,222	$328,496
	Transmission and Distribution	973,482	938,118
	General	107,645	111,325
	Construction Work in Progress	60,369	44,400
	TOTAL	1,477,718	1,422,339
	Less Accumulated Depreciation	280,774	275,132
	UTILITY PLANT - NET	1,196,944	1,147,207

CURRENT ASSETS:	Cash and Cash Equivalents	1,801	2,800
	Accounts Receivable, net of allowance for credit losses of $3,074 and $1,625 in 2026 and 2025, respectively	20,957	19,213
	Unbilled Revenues	12,332	9,361
	Materials and Supplies (at average cost)	8,979	7,549
	Prepayments	5,812	2,843
	Regulatory Assets	2,142	—
	TOTAL CURRENT ASSETS	52,023	41,766

OTHER ASSETS:	Operating Lease Right of Use Asset	1,689	1,972
	Restricted Cash	1,675	1,675
	Regulatory Assets	106,119	110,284
	Non-utility Assets - Net	12,353	12,354
	Employee Benefit Plans	46,230	44,328
	Other	6,449	6,151
	TOTAL OTHER ASSETS	174,515	176,764
	TOTAL ASSETS	$1,423,482	$1,365,737

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, issued 18,843 and 18,521 in 2026 and 2025, respectively	$294,243	$279,148
	Retained Earnings	226,849	214,883
	TOTAL COMMON EQUITY	521,092	494,031
	Preferred Stock, No Par Value; authorized 120; issued 13	1,343	1,343
	Long-term Debt	395,598	378,874
	TOTAL CAPITALIZATION	918,033	874,248

CURRENT	Current Portion of Long-term Debt	7,651	7,850
LIABILITIES:	Notes Payable	34,000	28,250
	Accounts Payable	31,024	31,326
	Accrued Taxes	18,972	15,992
	Accrued Interest	3,390	3,311
	Regulatory Liabilities	2,318	—
	Unearned Revenues and Advanced Service Fees	450	497
	Other	6,891	6,569
	TOTAL CURRENT LIABILITIES	104,696	93,795

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER LIABILITIES:	Advances for Construction	26,870	25,519
	Lease Obligations	1,496	1,838
	Accumulated Deferred Income Taxes	113,837	110,475
	Regulatory Liabilities	63,718	68,437
	Other	172	229
	TOTAL OTHER LIABILITIES	206,093	206,498

CONTRIBUTIONS IN AID OF CONSTRUCTION		194,660	191,196
	TOTAL CAPITALIZATION AND LIABILITIES	$1,423,482	$1,365,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,377	$20,258
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,116	15,457
Provision for Deferred Income Taxes and Investment Tax Credits	(3,546)	(3,084)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(818)	(468)
Cash Surrender Value of Life Insurance	163	(149)
Stock Compensation Expense	1,167	958
Changes in Assets and Liabilities:
Accounts Receivable	(1,744)	(2,046)
Unbilled Revenues	(2,971)	(2,337)
Materials & Supplies	(1,430)	(204)
Prepayments	(2,969)	(3,616)
Accounts Payable	672	8,326
Accrued Taxes	2,980	3,395
Accrued Interest	79	154
Employee Benefit Plans	(2,637)	(2,699)
Other Assets and Liabilities	(1,308)	(1,859)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,131	32,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $516 in 2026 and $318 in 2025	(53,468)	(50,635)
Acquisition of Water Systems	(150)	(4,607)

NET CASH USED IN INVESTING ACTIVITIES	(53,618)	(55,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(9,948)	(2,707)
Proceeds from Issuance of Long-term Debt	26,496	886
Net Short-term Bank Borrowings	5,750	32,200
Deferred Debt Issuance Expense	(60)	—
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(279)	(379)
Proceeds from Issuance of Common Stock	14,425	4,054
Common Stock Issuance Expense	(218)	(431)
Payment of Common Dividends	(13,377)	(12,182)
Payment of Preferred Dividends	(35)	(41)
Construction Advances and Contributions-Net	1,734	1,765

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,488	23,165
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(999)	9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,475	4,226
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,476	$4,235

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	June 30, 2026	December 31, 2025
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding -2026 - 18,843; 2025 - 18,521	$294,243	$279,148
Retained Earnings	226,849	214,883
TOTAL COMMON EQUITY	$521,092	$494,031

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2026 -13; 2025 - 13
Convertible:
Shares Outstanding, $7.00 Series - 2026 - 2; 2025 - 2	$264	$264
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,343	$1,343

Long-term Debt:
First Mortgage Bonds, 0.00%-5.99%, due 2026-2059	$300,430	$301,172
Secured Notes, 3.94%-7.05%, due 2028-2048	80,486	63,971
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2047	21,315	20,540
SUBTOTAL LONG-TERM DEBT	402,231	385,683
Add: Premium on Issuance of Long-term Debt	6,051	6,148
Less: Unamortized Debt Expense	(5,033)	(5,107)
Less: Current Portion of Long-term Debt	(7,651)	(7,850)
TOTAL LONG-TERM DEBT	$395,598	$378,874
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Dividend Reinvestment & Common Stock Purchase Plan	4	221	—	221
Restricted Stock Award -Net-Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21	—	21
Cash Dividends on Common Stock ($0.3400 Per Share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	248,611	200,437	449,048

Net Income	—	—	10,778	10,778
Dividend Reinvestment & Common Stock Purchase Plan	4	229	—	229
Restricted Stock Award - Net - Employees	18	47	—	47
Restricted Stock Award - Board of Directors	6	366	—	366
Conversion of $7 Preferred Stock to Common Stock	30	262	—	262
At-The-Market Program Common Stock Issuance	64	3,604	—	3,604
Common Stock Issuance Expense	—	(431)	—	(431)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,101)	(6,101)
Cash Dividends on Preferred Stock	—	—	(19)	(19)
Balance at June 30, 2025	18,016	$252,688	$205,095	$457,783

Balance at January 1, 2026	18,521	$279,148	$214,883	$494,031
Net Income	—	—	10,605	10,605
Dividend Reinvestment & Common Stock Purchase Plan	4	217	—	217
Restricted Stock Award -Net-Employees	3	276	—	276
At-The-Market Program Common Stock Issuance	49	2,662	—	2,662
Common Stock Issuance Expense	—	(60)	—	(60)
Cash Dividends on Common Stock ($0.3600 Per Share)	—	—	(6,667)	(6,667)
Cash Dividends on Preferred Stock	—	—	(18)	(18)
Balance at March 31, 2026	18,577	282,243	218,803	501,046

Net Income	—	—	14,772	14,772
Dividend Reinvestment & Common Stock Purchase Plan	4	218	—	218
Restricted Stock Award - Net - Employees	38	208	—	208
Restricted Stock Award - Board of Directors	8	405	—	405
At-The-Market Program Common Stock Issuance	216	11,327	—	11,327
Common Stock Issuance Expense	—	(158)	—	(158)
Cash Dividends on Common Stock ($0.3600 per share)	—	—	(6,709)	(6,709)
Cash Dividends on Preferred Stock	—	—	(17)	(17)
Balance at June 30, 2026	18,843	$294,243	$226,849	$521,092
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
The consolidated notes within the 2025 Annual Report on Form 10-K (the 2025 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of June 30, 2026, the results of operations for the three and six month periods ended June 30, 2026 and 2025 and cash flows for the six month periods ended June 30, 2026 and 2025. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s December 31, 2025 audited financial statements included in the 2025 Form 10-K.
Recent Accounting Guidance
The recently issued accounting standards that have not yet been adopted or recently adopted by the Company as of June 30, 2026 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (ASU) 2024-03 “Disaggregation of Income Statement Expenses” (ASU 2024-03)	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.
ASU 2025-06 "Internal-Use Software" (ASU 2025-06)	This ASU removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2028.	Prospective, with a modified transition or retrospective application also permitted.	The Company early adopted ASU 2025-06 during the quarter ended June 30, 2026, using the prospective transition approach. There was no material impact to the consolidated financial statements as of and for the period ended June 30, 2026.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.

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
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands Water for a Distribution System Improvement Charge (DSIC) Foundational Filing for the three-year period ending October 2028. DSIC programs allow for the recovery of investments in qualifying capital improvements to a public utility's water distribution system between rate cases. Under the DSIC program, Middlesex and Pinelands Water submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six months to be recovered up to $7.1 million or 5% of total annual revenues included in their February 2026 base rate increase.
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
The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues, and costs of $0.4 million for replacing customer-owned lead service lines incurred from January 2025 through June 2025 were recovered between September 2025 and February 2026. Costs of $0.3 million incurred from July 2025 through December 2025 will be recovered by August 2026. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Cost recovery for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.
Tidewater Rate Matters
In June 2026, the Delaware Public Service Commission (DEPSC) approved Tidewater’s DSIC rate, effective July 1, 2026. Tidewater is expected to recover approximately $0.6 million of semi-annual revenues from July 2026 to December 2026.

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

In December 2025, the DEPSC approved the Tidewater DSIC rate, effective January 1, 2026. Tidewater recovered approximately $0.3 million of semi-annual DSIC revenues between January 2026 and June 2026.
In July 2025, the DEPSC approved the settlement agreement in our general base rate application between Tidewater, DEPSC Staff and the Delaware Division of the Public Advocate, with new rates effective July 3, 2025. The DEPSC order approved an increase in our annual operating revenues by $5.5 million based on an authorized return on common equity of 9.5% and a common equity ratio of 53.5%.
MDL Settlement
Multiple Company utility subsidiaries are parties to the aforementioned MDL lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company began receiving settlement payments in 2025, which will continue through 2026 and beyond. Through June 30, 2026, the Company has received $8.1 million of settlement payments, of which $5.8 million remains expected to continue to be shared with customers in the future (for further information on 2026 customer refunds related to the MDL settlement, see Middlesex Rate Matters and Tidewater Rate Matters above).
Southern Shores Rate Matters
Southern Shores provides water service to a 2,200 unit condominium community in Sussex County, Delaware under a DEPSC-approved agreement expiring December 31, 2029. Under the agreement, rates are increased annually by the lesser of the regional Consumer Price Index or 3%. Additionally, when there are unanticipated capital expenditures or regulatory related changes in operating expenses that exceed certain annual thresholds, rates are increased. In 2024, capital expenditures did exceed the established threshold. Effective January 1, 2025, Southern Shores rates were increased $0.1 million or 6.51%. In 2025, Southern Shores capital expenditures exceeded the established threshold. Effective January 1, 2026, Southern Shores rates were increased $0.1 million or 4.89%.
Note 3 – Capitalization
Sales of shares of common stock and issuance of long-term debt are part of the Company’s comprehensive financing plan to fund its multi-year utility plant infrastructure investment program.
Common Stock
During the six months ended June 30, 2026 and 2025, there were 8,203 common shares (approximately $0.4 million) and 8,130 common shares (approximately $0.4 million), respectively, issued under the Middlesex Water Company Investment Plan.
In May 2025, Middlesex entered into an At-the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. As of February 20, 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and six months ended June 30, 2026, Middlesex issued and sold a total of 215,722 and 265,027 shares of common stock respectively, at a weighted average price of $53.31 and $53.59 per share, respectively, and received $11.3 million and $14.0 million in net proceeds, respectively, under the Equity Sales Agreement. As of June 30, 2026, the Company had $65.8 million of aggregate gross sales remaining under the Equity Sales Agreement.
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

In June 2026, Middlesex closed on a $17.8 million SRF construction loan. The proceeds will be used to fund the replacement of lead service lines under Middlesex's LSLR Plan. Funding requisitions are expected to occur through December 2027.
In June 2026, Tidewater entered into a term loan agreement with CoBank, ACB (CoBank) and borrowed $25.0 million at an interest rate of 6.72%. The loan matures in 2048. Proceeds from the loan were used to repay Tidewater’s outstanding short-term borrowings and other general corporate purposes.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of June 30, 2026 and expects that the requisitions will continue through 2026.
In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $2.1 million on these loans as of June 30, 2026. Each project has its own construction timetable with the last spending set to occur in 2027.

In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. Southern Shores has drawn down $0.2 million on these loans and does not expect any further draws.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates and due dates on both of these notes were 6.17% and 2043, respectively.
Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate that value. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of certain First Mortgage Bonds (FMBs) issued by Middlesex is based on quoted market prices for similar issues. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of the FMBs in the table below are classified as Level 2 measurements. The carrying amount and fair value of the FMBs were as follows:

	(Thousands of Dollars)
	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FMBs	$125,431	$121,675	$126,172	$120,430
It was not practicable to estimate the fair value on our outstanding long-term debt for which there is no quoted market price and there is not an active trading market. The carrying amount of these instruments was $276.8 million and $259.5 million at June 30, 2026 and December 31, 2025, respectively. Advances for construction have carrying amounts of $26.9 million and $25.5 million at June 30, 2026 and December 31, 2025, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.
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

	(In Thousands Except per Share Amounts)
	Three Months Ended June 30,
	2026		2025
Basic:	Income	Shares	Income	Shares
Net Income	$14,772	18,707	$10,778	17,962
Preferred Dividend	(18)		(19)
Earnings Applicable to Common Stock	$14,754	18,707	$10,759	17,962

Basic EPS	$0.79		$0.60

Diluted:
Earnings Applicable to Common Stock	$14,754	18,707	$10,759	17,962
$7.00 Series Preferred Dividend	4	30	7	31
Adjusted Earnings Applicable to Common Stock	$14,758	18,737	$10,766	17,993

Diluted EPS	$0.79		$0.60

	(In Thousands Except per Share Amounts)
	Six Months Ended June 30,
	2026		2025
Basic:	Income	Shares	Income	Shares
Net Income	$25,377	18,627	$20,258	17,926
Preferred Dividend	(35)		(41)
Earnings Applicable to Common Stock	$25,342	18,627	$20,217	17,926

Basic EPS	$1.36		$1.13

Diluted:
Earnings Applicable to Common Stock	$25,342	18,627	$20,217	17,926
$7.00 Series Preferred Dividend	9	30	18	31
Adjusted Earnings Applicable to Common Stock	$25,351	18,657	$20,235	17,957

Diluted EPS	$1.36		$1.13
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
Resource allocation to the Company’s regulated and non-regulated segments begins with the annual budgeting process, which establishes initial funding and resource levels for each segment. The budget incorporates key financial and operational inputs, including anticipated revenues, expenses, capital and financing requirements, aligning with the Company’s strategic objectives and regulatory obligations. The CODM reviews budget-to-actual variances on a monthly, quarterly and year-to-date basis and makes interim decisions to reallocate resources among segments as needed, ensuring a timely and effective response to changing conditions. For the regulated segment, the CODM uses this assessment to determine whether the segment is achieving its regulatory authorized rate of return.
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
The Company has identified two reportable segments. One is the regulated business of collecting, treating and distributing water on a retail and wholesale basis to residential, commercial, industrial and fire protection customers in parts of New Jersey and Delaware and includes Middlesex, Tidewater and Southern Shores. This segment also includes a regulated wastewater system in New Jersey. The Company is subject to regulations as to its rates, services and other matters by the states of New Jersey and Delaware with respect to utility service within these states. The other segment is primarily comprised of non-regulated contract services for the operation and maintenance of municipal and private water and wastewater systems in New Jersey and Delaware and includes USA, USA-PA, and White Marsh.

	(In Thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operation by Segments
Operating Revenues:
Regulated	$53,461	$46,267	$99,240	$87,763
Non – Regulated	3,235	3,251	6,325	6,204
Total Reportable Segments	56,696	49,518	105,565	93,967
Inter-segment Elimination	(339)	(195)	(494)	(343)
Consolidated Operating Revenues	$56,357	$49,323	$105,071	$93,624

Operating Expenses
Purchased Water:
Regulated	$2,135	$2,078	$4,076	$3,985
Non – Regulated	—	—	—	—
Total Reportable Segments	2,135	2,078	4,076	3,985
Inter-segment Elimination	(212)	(74)	(247)	(103)
Consolidated Purchased Water	$1,923	$2,004	$3,829	$3,882

Other Operations and Maintenance Expenses:
Regulated	$21,413	$19,152	$40,402	$36,646
Non – Regulated	2,190	2,031	4,427	3,887
Total Reportable Segments	23,603	21,183	44,829	40,533
Inter-segment Elimination	(127)	(121)	(247)	(240)
Consolidated Other Operations and Maintenance Expenses	$23,476	$21,062	$44,582	$40,293

Other Taxes:
Regulated	$5,895	$5,576	$11,391	$10,626
Non – Regulated	73	$66	141	$124
Consolidated Other Taxes	$5,968	$5,642	$11,532	$10,750

	(In Thousands)
	Three months ended June 30,		Six months ended June 30,
Operation by Segments (continued)	2026	2025	2026	2025
Depreciation:
Regulated	$6,686	$6,638	$13,649	$13,102
Non – Regulated	75	65	148	128
Consolidated Depreciation	$6,761	$6,703	$13,797	$13,230

Operating Income:
Regulated	$17,459	$12,943	$29,970	$23,644
Non – Regulated	770	969	1,361	1,825
Consolidated Operating Income	$18,229	$13,912	$31,331	$25,469

Other Income:
Regulated	$2,539	$2,019	$4,717	$3,921
Non – Regulated	18	38	43	93
Total Reportable Segments	2,557	2,057	4,760	4,014
Inter-segment Elimination	(209)	(159)	(409)	(318)
Consolidated Other Income, Net	2,348	1,898	4,351	3,696

Income Taxes:
Regulated	$1,526	$1,088	$2,599	$1,960
Non – Regulated	263	$321	475	$611
Consolidated Income Taxes	$1,789	$1,409	$3,074	$2,571

Net Income:
Regulated	$14,247	$10,092	$24,448	$18,951
Non – Regulated	525	$686	929	$1,307
Consolidated Net Income	$14,772	$10,778	$25,377	$20,258

Capital Expenditures:
Regulated	$32,750	$31,696	$53,324	$50,549
Non – Regulated	77	$28	144	$86
Total Capital Expenditures	$32,827	$31,724	$53,468	$50,635

	(Thousands of Dollars)
	As of June 30, 2026	As of December 31, 2025
Assets:
Regulated	$1,437,730	$1,377,391
Non – Regulated	8,829	9,076
Total Reportable Segments	1,446,559	1,386,467
Inter-segment Elimination	(23,077)	(20,730)
Consolidated Assets	$1,423,482	$1,365,737

Note 6 – Short-term Borrowings
The Company maintains lines of credit aggregating $180.0 million.

	(Millions)
	As of June 30, 2026				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Expiration Date
Bank of America	$15.0	$45.0	$60.0	Uncommitted	July 31, 2027
PNC Bank	9.0	91.0	100.0	Committed	January 31, 2029
CoBank	10.0	10.0	20.0	Committed	May 20, 2029
	$34.0	$146.0	$180.0
In February 2026, the Company amended its line of credit with PNC Bank. Under the terms of the amendment, the expiration date was extended to January 31, 2029 and the maximum borrowing amount was increased to $100 million.
In May 2026, Tidewater amended its line of credit with CoBank. Under the terms of the amendment, the expiration date was extended to May 20, 2029.
In July 2026, the Company amended its line of credit with Bank of America. Under the terms of the amendment, the expiration date was extended to July 31, 2027.
The maturity dates for the Notes Payable as of June 30, 2026 are all three months or less and are extendable at the discretion of the Company.
The interest rates are set for borrowings under the Bank of America and PNC Bank lines of credit using the Secured Overnight Financing Rate (SOFR) plus a credit spread. The interest rate for borrowings under the CoBank line of credit are set weekly using CoBank’s internal cost of funds index that is similar to the SOFR plus a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.
The weighted average interest rate on the outstanding borrowings at June 30, 2026 under these credit lines is 4.83%.
The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average Daily Amounts Outstanding	$48,060	$47,018	$45,155	$38,304
Weighted Average Interest Rates	4.74%	5.43%	4.77%	5.43%
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
Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 75.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Treated	$1,026	$1,107	$2,045	$2,098
Untreated	897	897	1,784	1,784
Total Costs	$1,923	$2,004	$3,829	$3,882
Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $52.8 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain and continued refinement of project scope and costs.
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
Note 8 – Employee Benefit Plans
Pension Benefits
The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended June 30, 2026 and 2025, the Company did not make cash contributions to the Pension Plan. The Company expects to make cash contributions of approximately $0.9 million over the remainder of the current year.
Other Benefits
The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three-month periods ended June 30, 2026 and 2025, the Company did not make cash contributions to its Other Benefits Plan. The Company expects to make additional Other Benefits Plan cash contributions of $1.1 million over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits

	Three Months Ended June 30,
	2026	2025	2026	2025
Service Cost	$286	$242	$86	$85
Interest Cost	1,209	1,159	441	430
Expected Return on Assets	(1,591)	(1,687)	(1,021)	(928)
Amortization of Unrecognized Losses (Gains)	18	12	(214)	(153)
Net Periodic Benefit*	$(78)	$(274)	$(708)	$(566)

	(In Thousands)
	Pension Benefits		Other Benefits

	Six Months Ended June 30,
	2026	2025	2026	2025
Service Cost	$571	$483	$171	$170
Interest Cost	2,418	2,318	883	860
Expected Return on Assets	(3,181)	(3,374)	(2,042)	(1,856)
Amortization of Unrecognized Losses (Gains)	37	25	(428)	(307)
Net Periodic Benefit*	$(155)	$(548)	$(1,416)	$(1,133)
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
The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Regulated Tariff Sales
Residential	$28,905	$26,248	$53,092	$49,362
Commercial	8,736	7,463	15,603	14,048
Industrial	4,046	3,404	7,648	6,403
Fire Protection	4,159	3,998	7,991	7,720
Wholesale	7,369	5,047	14,593	10,061
Non-Regulated Contract Operations	3,109	3,131	6,078	5,964
Total Revenue from Contracts with Customers	$56,324	$49,291	$105,005	$93,558
Other Regulated Revenues	245	107	313	169
Other Non-Regulated Revenues	127	120	247	240
Inter-segment Elimination	(339)	(195)	(494)	(343)
Total Revenue	$56,357	$49,323	$105,071	$93,624
Note 10 – Income Taxes
The statutory Federal tax rate is 21.0% for each of the three and six months ended June 30, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 8.7% to 9.0% for each of the three and six months ended June 30, 2026 and 2025. The Company’s effective tax rate was 10.8% for each of the three and six months ended June 30, 2026 respectively, compared to 11.6% and 11.3% for the same periods, respectively, in 2025. The Company evaluates and updates the annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Income Taxes for the three and six months ended June 30, 2026 increased by $0.4 million and $0.5 million, respectively, from the same periods in 2025, primarily due to higher pre-tax income partially offset by lower effective tax rates from the flow-through benefit of increased estimated annual deductions on repair expenditures on tangible property in Middlesex.
Note 11 - Supplemental Cash Flows Information

	(In Thousands)
	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$3,082	$4,685
Accrued Payables for Utility Plant	9,681	2,918
Conversion of Preferred Stock into Common Stock	—	283

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Six Months for:
Interest	6,845	6,363
Interest Capitalized	516	318
Income Taxes	2,506	610
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
Our principal New Jersey water utility system, Middlesex, provides water services to approximately 61,000 retail customers in central New Jersey, and also provides water sales under contract to municipalities in central New Jersey with a total population of over 0.2 million. Prior to April 1, 2026, Pinelands Water Company (Pinelands Water) and Pinelands Wastewater Company (Pinelands Wastewater) (collectively, Pinelands) provided water and wastewater services to approximately 2,500 customers in Southampton Township, New Jersey. Effective April 1, 2026, Pinelands was merged into Middlesex and those customers are now served by Middlesex (Middlesex and the Pinelands are collectively referred to as the "Middlesex System").
Our Delaware subsidiaries, Tidewater and Southern Shores Water Company, LLC, provide water services to approximately 66,000 retail customers in New Castle, Kent and Sussex Counties, Delaware. Tidewater’s subsidiary, White Marsh, serves approximately 3,700 households in Kent and Sussex Counties through various operations and maintenance contracts.
USA-PA operates the water and wastewater systems for the City of Perth Amboy, New Jersey (Perth Amboy) under a 10-year operations and maintenance contract expiring in 2028. In addition to performing day-to-day operations, USA-PA is also responsible for emergency response and management of capital projects funded by Perth Amboy.
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

The settlement payments received by the Company will ultimately be refunded to customers. Through June 30, 2026, the Company received $8.1 million and anticipates receiving additional settlement payments during the remainder of 2026 from the defendants named above.

Rates and Regulatory Matters
Middlesex - In February 2026, the New Jersey Board of Public Utilities (NJBPU) approved:
•$14.5 million of base rate increases for Middlesex and Pinelands, effective February 23, 2026;
•A Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing, which allows for the recovery of certain costs of future Middlesex and Pinelands investments related to compliance with requirements to address existing and emerging chemical elements or compounds, installation of new plant or equipment or replacement of existing plant or equipment to further maintain, enhance, or improve resiliency, health, safety or environmental protection; and
•A Distribution System Improvement Charge (DSIC) Foundational Filing, which allows for the recovery of future Middlesex and Pinelands Water investments in qualifying capital improvements to their water distribution system.
In January 2026, the NJBPU approved the merger of Pinelands into Middlesex through a corporate reorganization, which was completed April 1, 2026.
Tidewater - In June 2026, the Delaware Public Service Commission (DEPSC) approved Tidewater’s DSIC rate, effective July 1, 2026. Tidewater is expected to recover approximately $0.6 million of semi-annual revenues from July 2026 to December 2026.
In January 2026, Tidewater completed the acquisition of the water utility assets of Pinewood Acres, LLC, as authorized by the DEPSC.
See Note 2, Rates and Regulatory Matters for more details about our rates and regulatory activity in Delaware and New Jersey.
United States Environmental Protection Agency (USEPA) Issues PFAS Regulations - In April 2024, the USEPA finalized drinking water regulations for PFAS, establishing maximum contaminant levels (MCLs) for three PFAS compounds (Regulated PFAS) that are lower than the current New Jersey Department of Environmental Protection MCLs adhered to by the Company. Under the new USEPA regulations, effective April 2024, water systems must monitor for Regulated PFAS and have three years to complete initial monitoring (by April 2027), followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of Regulated PFAS in their drinking water beginning in 2027. Water systems have five years (by April 2029) to implement solutions that reduce Regulated PFAS if monitoring shows that drinking water levels exceed these MCLs. The USEPA has announced its plans to issue a proposed rule allowing utilities to extend the compliance date to 2031.
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

Operating Results by Segment
The discussion of the Company’s operating results is on a consolidated basis and includes significant factors by subsidiary. The Company has two operating segments, Regulated and Non-Regulated. The operations of the Regulated segment are subject to regulations promulgated by state public utility commissions as to rates and level of service. Rates and level of service in the Non-Regulated segment are subject to the terms of individually negotiated and executed contracts with municipal, industrial and other clients. Both segments are subject to federal and state environmental, water and wastewater quality and other associated legal and regulatory requirements.
The segments in the tables included below are comprised of the following companies: Regulated - Middlesex, Tidewater, Pinelands (through March 31, 2026, when Pinelands was merged into Middlesex - see Note 2 – Rates and Regulatory Matters, Middlesex Rate Matters for more details) and Southern Shores; Non-Regulated - USA, USA-PA, and White Marsh.

Results of Operations – Three months ended June 30, 2026

	(In Thousands)
	Three Months Ended June 30,
	2026			2025
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$53,249	$3,108	$56,357	$46,192	$3,131	$49,323
Operations and Maintenance Expense	23,209	2,190	25,399	21,035	2,031	23,066
Depreciation	6,686	75	6,761	6,638	65	6,703
Other Taxes	5,895	73	5,968	5,576	66	5,642
Operating Income	$17,459	$770	$18,229	$12,943	$969	$13,912

Other Income, net	2,330	18	2,348	1,860	38	1,898
Interest Charges	4,016	—	4,016	3,623	—	3,623
Income Taxes	1,526	263	1,789	1,088	321	1,409
Net Income	$14,247	$525	$14,772	$10,092	$686	$10,778
Operating Revenues
Operating revenues for the three months ended June 30, 2026 increased $7.0 million from the same period in 2025 due to the following factors:
•Middlesex revenues increased $5.3 million due to increased wholesale demand, customer consumption and base rate increases effective February 23, 2026 (see Note 2, Rates and Regulatory Matters); and
•Tidewater revenues increased $1.7 million due to increased customer consumption, customer growth and rate increases (see Note 2, Rates and Regulatory Matters).

Operations and Maintenance Expense
Operations and Maintenance Expense for the three months ended June 30, 2026 increased $2.3 million from the same period in 2025 primarily due to increases in the allowance for credit loss reserve and employee related costs, partially offset by higher capitalizable costs.
Depreciation
Depreciation expense for the three months ended June 30, 2026 increased $0.1 million from the same period in 2025 due to higher average utility plant in service.
Other Taxes
Other Taxes for the three months ended June 30, 2026 increased $0.3 million from the same period in 2025 due to higher gross receipts taxes on higher revenues in our Middlesex System.
Other Income, net
Other Income, net for the three months ended June 30, 2026 increased $0.5 million from the same period in 2025 due to higher Allowance for Funds Used During Construction from increased capital expenditures.
Interest Charges
Interest Charges for the three months ended June 30, 2026 increased $0.4 million from the same period in 2025 primarily due to higher average debt outstanding.

Income Taxes
Income Taxes for the three months ended June 30, 2026 increased by $0.4 million from the same period in 2025, primarily due to higher pre-tax income partially offset by lower effective tax rate from the flow-through benefit of increased estimated annual deductions on repair expenditures on tangible property in the Middlesex System. Income tax benefits from the deduction of repair expenditures on tangible property in the Middlesex System are recognized immediately as a reduction to income tax expense in accordance with a previously issued NJBPU order.
Results of Operations – Six months ended June 30, 2026

	(In Thousands)
	Six Months Ended June 30,
	2026			2025
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$98,994	$6,077	$105,071	$87,660	$5,964	$93,624
Operations and Maintenance Expense	43,984	4,427	48,411	40,288	3,887	44,175
Depreciation	13,649	148	13,797	13,102	128	13,230
Other Taxes	11,391	141	11,532	10,626	124	10,750
Operating Income	$29,970	$1,361	$31,331	$23,644	$1,825	$25,469

Other Income, net	4,308	43	4,351	3,603	93	3,696
Interest Charges	7,231	—	7,231	6,336	—	6,336
Income Taxes	2,599	475	3,074	1,960	611	2,571
Net Income	$24,448	$929	$25,377	$18,951	$1,307	$20,258
Operating Revenues
Operating revenues for the six months ended June 30, 2026 increased $11.4 million from the same period in 2025 due to the following factors:
•Middlesex revenues increased $8.8 million due to increased wholesale demand, customer consumption and base rate increases effective February 23, 2026 (see Note 2, Rates and Regulatory Matters);
•Tidewater revenues increased $2.5 million due to increased customer consumption, customer growth, and rate increases (see Note 2, Rates and Regulatory Matters); and
•Non-regulated revenues increased $0.1 million, primarily due to higher supplemental contract services.

Operations and Maintenance Expense
Operations and Maintenance Expense for the six months ended June 30, 2026 increased $4.2 million from the same period in 2025 primarily due to increases in allowance for credit loss reserve, employee related costs and variable production costs, partially offset by higher capitalizable costs.
Depreciation
Depreciation expense for the six months ended June 30, 2026 increased $0.6 million from the same period in 2025 due to higher average utility plant in service.
Other Taxes
Other Taxes for the six months ended June 30, 2026 increased $0.8 million from the same period in 2025 due to higher gross receipts taxes on higher revenue in our Middlesex System.

Other Income, net
Other Income, net for the six months June 30, 2026 increased $0.7 million from the same period in 2025 due to higher Allowance for Funds Used During Construction from increased capital expenditures.
Interest Charges
Interest Charges for the six months ended June 30, 2026 increased $0.9 million from the same period in 2025 due to higher average debt outstanding.
Income Taxes
Income Taxes for the six months ended June 30, 2026 increased by $0.5 million from the same period in 2025, primarily due to higher pre-tax income partially offset by lower effective tax rate from the flow-through benefit of increased estimated annual deductions on repair expenditures on tangible property in the Middlesex System. Income tax benefits from the deduction of repair expenditures on tangible property in the Middlesex System are recognized immediately as a reduction to income tax expense in accordance with a previously issued NJBPU order.
Liquidity and Capital Resources
Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in Results of Operations above.
For the six months ended June 30, 2026, cash flows from operating activities decreased $4.0 million to $28.1 million. The decrease in cash flows from operating activities primarily resulted from higher vendor and income tax payments offset by the impact of Middlesex’s and Tidewater's approved base rate increases effective February 2026 and July 2025, respectively.
Investing Cash Flows
For the six months ended June 30, 2026, cash flows used in investing activities decreased $1.6 million to $53.6 million due to lower acquisition spending on water systems offset by increased utility plant expenditures.
For further discussion on the Company’s future capital expenditures and expected funding sources, see Capital Expenditures and Commitments below.
Financing Cash Flows
For the six months ended June 30, 2026, cash flows from financing activities increased $1.3 million to $24.5 million. The increase in cash flows provided by financing activities is due to higher long-term debt borrowings and the proceeds from the issuance of common stock under Middlesex’s At-the-Market (ATM) equity offering program (for further information on Middlesex’s ATM equity offering program, see below under Capital Expenditures and Commitments) partially offset by increased redemption of long-term-debt and lower short-term debt borrowings.
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
In June 2026, Middlesex closed on a $17.8 million SRF construction loan. The proceeds will be used to fund the replacement of lead service lines under Middlesex's Lead Service Line Replacement Plan. Funding requisitions are expected to occur through December 2027.
In June 2026, Tidewater entered into a term loan agreement with CoBank, ACB and borrowed $25.0 million at an interest rate of 6.72%. The loan matures in 2048. Proceeds from the loan were used to repay Tidewater’s outstanding short-term borrowings and other general corporate purposes.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with maturity dates in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of June 30, 2026 and expects that the requisitions will continue through 2026.
In May 2024, Tidewater closed on four Delaware SRF loans totaling $5.6 million, all at interest rates of 2.0% with maturity dates in 2044. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. In December 2025, Tidewater closed on an additional $1.0 million, 2.0% SRF loan with a maturity date of 2045 related to these projects. Tidewater has drawn down $2.1 million on these loans as of June 30, 2026. Each project has its own construction timetable with the last spending set to occur in 2027.

In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shore’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. Southern Shores has drawn down $0.2 million on these loans as of June 30, 2026 and does not anticipate any further draws.
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
In May 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. In February 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and six months ended June 30, 2026, Middlesex issued and sold a total of 215,722 and 265,027 shares of common stock respectively, at a weighted average price of $53.31 and $53.59 per share respectively, and received $11.3 million and $14.0 million in net proceeds respectively, under the Equity Sales Agreement. As of June 30, 2026, the Company had $65.8 million of aggregate gross sales remaining under the Equity Sales Agreement.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
(a)None.
(b)None.
(c)Insider Trading Arrangements and Policies - During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.15(f)	Eighth Amendment to Promissory Note and Supplement, dated as of May 15, 2026, between Tidewater Utilities, Inc. and CoBank, ACB.
10.15(g)
Promissory Note and Supplement, dated June 5, 2026, between Tidewater Utilities, Inc. and CoBank, ACB; Amendments to Combination Water Utility Real Estate Mortgage and Security Agreement, effective June 5, 2026, between Tidewater Utilities, Inc. and CoBank, ACB.

10.24(g)
Amendment No. 6 ($60,000,000) to Uncommitted Loan Agreement, dated July 24, 2026, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Middlesex Water Maryland, Inc; Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc. and Bank of America, N.A.

10.60	Loan Agreement, dated June 18, 2026, between New Jersey Infrastructure Bank and the Company
2.1.1
Middlesex Water Company, Pinelands Water Company and Pinelands Wastewater Company Agreement and Plan of Merger dated as of April 1, 2026, filed as Exhibit 2.1.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

2.1.2
Certificate of Merger of Pinelands Water Company and Pinelands Wastewater Company With and Into Middlesex Water Company dated as of April 1, 2026, filed as Exhibit 2.1.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

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
Date: July 30, 2026