Form 10-Q
period 2026-09-30
MIDDLESEX WATER CO
filed 2026-10-29
CIK 66004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post files).
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
Yes ☐ No ☑The number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 2026: Common Stock, No Par Value: 19,129,679 shares outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating Revenues	$60,205	$54,091	$165,276	$147,715

Operating Expenses:
Operations and Maintenance	24,871	23,738	73,282	67,913
Depreciation	6,865	6,941	20,662	20,171
Other Taxes	6,202	5,709	17,735	16,460

Total Operating Expenses	37,938	36,388	111,679	104,544

Operating Income	22,267	17,703	53,597	43,171

Other Income:
Allowance for Funds Used During Construction	860	432	2,194	1,218
Other Income, net	1,541	1,454	4,557	4,364

Total Other Income, net	2,401	1,886	6,751	5,582

Interest Charges	4,200	4,200	11,431	10,535

Income before Income Taxes	20,468	15,389	48,917	38,218

Income Taxes	2,440	1,431	5,514	4,001

Net Income	18,028	13,958	43,403	34,217

Preferred Stock Dividend Requirements	13	18	49	59

Earnings Applicable to Common Stock	$18,015	$13,940	$43,354	$34,158

Earnings per share of Common Stock:
Basic	$0.95	$0.77	$2.31	$1.90
Diluted	$0.95	$0.77	$2.31	$1.90

Average Number of
Common Shares Outstanding:
Basic	19,012	18,123	18,756	17,992
Diluted	19,026	18,154	18,778	18,023
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		September 30, 2026	December 31, 2025
ASSETS
UTILITY PLANT:	Water Production	$338,744	$328,496
	Transmission and Distribution	989,661	938,118
	General	107,133	111,325
	Construction Work in Progress	72,439	44,400
	TOTAL	1,507,977	1,422,339
	Less Accumulated Depreciation	283,781	275,132
	UTILITY PLANT - NET	1,224,196	1,147,207

CURRENT ASSETS:	Cash and Cash Equivalents	1,698	2,800
	Accounts Receivable, net of allowance for credit losses of $2,749 and $1,625 in 2026 and 2025, respectively	23,571	19,213
	Unbilled Revenues	12,358	9,361
	Materials and Supplies (at average cost)	9,333	7,549
	Prepayments	4,808	2,843
	Regulatory Assets	3,537	—
	TOTAL CURRENT ASSETS	55,305	41,766

OTHER ASSETS:	Operating Lease Right of Use Asset	1,550	1,972
	Restricted Cash	1,675	1,675
	Regulatory Assets	109,036	110,284
	Non-utility Assets - Net	12,315	12,354
	Employee Benefit Plans	47,346	44,328
	Other	6,213	6,151
	TOTAL OTHER ASSETS	178,135	176,764
	TOTAL ASSETS	$1,457,636	$1,365,737

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:	Common Stock, No Par Value, authorized 40,000, 19,129 and 18,521 outstanding in 2026 and 2025, respectively	$309,581	$279,148
	Retained Earnings	238,036	214,883
	TOTAL COMMON EQUITY	547,617	494,031
	Preferred Stock, No Par Value; authorized 120; issued 11 and 13 in 2026 and 2025, respectively	1,092	1,343
	Long-term Debt	392,246	378,874
	TOTAL CAPITALIZATION	940,955	874,248

CURRENT	Current Portion of Long-term Debt	7,379	7,850
LIABILITIES:	Notes Payable	37,100	28,250
	Accounts Payable	34,150	31,326
	Accrued Taxes	18,361	15,992
	Accrued Interest	3,325	3,311
	Regulatory Liabilities	1,489	—
	Unearned Revenues and Advanced Service Fees	505	497
	Other	6,690	6,569
	TOTAL CURRENT LIABILITIES	108,999	93,795

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

OTHER	Advances for Construction	27,379	25,519
LIABILITIES:	Lease Obligations	1,338	1,838
	Accumulated Deferred Income Taxes	118,164	110,475
	Regulatory Liabilities	64,057	68,437
	Other	153	229
	TOTAL OTHER LIABILITIES	211,091	206,498

CONTRIBUTIONS IN AID OF CONSTRUCTION		196,591	191,196
	TOTAL CAPITALIZATION AND LIABILITIES	$1,457,636	$1,365,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,403	$34,217
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	22,838	23,988
Provision for Deferred Income Taxes and Investment Tax Credits	(5,665)	(4,361)
Equity Portion of Allowance for Funds Used During Construction (AFUDC)	(1,347)	(735)
Cash Surrender Value of Life Insurance	201	(134)
Stock Compensation Expense	1,514	1,119
Changes in Assets and Liabilities:
Accounts Receivable	(4,358)	(3,896)
Unbilled Revenues	(2,997)	(223)
Materials & Supplies	(1,784)	(590)
Prepayments	(1,965)	(2,762)
Accounts Payable	2,756	2,300
Accrued Taxes	2,369	3,564
Accrued Interest	14	(362)
Employee Benefit Plans	(3,948)	(4,024)
Other Assets and Liabilities	(18)	(3,967)

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,013	44,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Utility Plant Expenditures, Including AFUDC-Debt of $847 in 2026 and $483 in 2025	(83,879)	(71,642)
Acquisition of Water Systems	(150)	(4,607)

NET CASH USED IN INVESTING ACTIVITIES	(84,029)	(76,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Long-term Debt	(13,561)	(6,330)
Proceeds from Issuance of Long-term Debt	26,723	3,603
Net Short-term Bank Borrowings	8,850	32,000
Deferred Debt Issuance Expense	(310)	(36)
Payment of Grantee Withholding Taxes in Exchange for Restricted Stock	(282)	(379)
Proceeds from Issuance of Common Stock	29,235	21,281
Common Stock Issuance Expense	(284)	(871)
Payment of Common Dividends	(20,204)	(18,307)
Payment of Preferred Dividends	(48)	(59)
Construction Advances and Contributions-Net	1,795	2,046

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,914	32,948
NET CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,102)	833
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,475	4,226
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,373	$5,059

See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL STOCK AND LONG-TERM DEBT
(Unaudited)
(In thousands)

	September 30, 2026	December 31, 2025
Common Stock, No Par Value
Shares Authorized - 40,000
Shares Outstanding - 2026 - 19,129; 2025 - 18,521	$309,581	$279,148
Retained Earnings	238,036	214,883
TOTAL COMMON EQUITY	$547,617	$494,031

Cumulative Preferred Stock, No Par Value:
Shares Authorized - 120
Shares Outstanding - 2026 - 11; 2025 - 13
Convertible:
Shares Outstanding, $7.00 Series - 2026 - —; 2025 - 2	$13	$264
Nonredeemable:
Shares Outstanding, $7.00 Series - 1	79	79
Shares Outstanding, $4.75 Series - 10	1,000	1,000
TOTAL PREFERRED STOCK	$1,092	$1,343

Long-term Debt:
First Mortgage Bonds, 0.00%-5.99%, due 2028-2059	$297,803	$301,172
Secured Notes, 3.94%-7.05%, due 2028-2048	79,812	63,971
State Revolving Trust Notes, 0.00%-4.03%, due 2026-2047	21,230	20,540
SUBTOTAL LONG-TERM DEBT	398,845	385,683
Add: Premium on Issuance of Long-term Debt	6,004	6,148
Less: Unamortized Debt Expense	(5,224)	(5,107)
Less: Current Portion of Long-term Debt	(7,379)	(7,850)
TOTAL LONG-TERM DEBT	$392,246	$378,874
See Accompanying Notes to Condensed Consolidated Financial Statements.

MIDDLESEX WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance at January 1, 2025	17,887	$248,202	$197,061	$445,263
Net Income	—	—	9,479	9,479
Dividend Reinvestment & Common Stock Purchase Plan	4	221	—	221
Restricted Stock Award -Net-Employees	1	167	—	167
Conversion of $7 Preferred Stock to Common Stock	2	21	—	21
Cash Dividends on Common Stock ($0.3400 Per Share)	—	—	(6,081)	(6,081)
Cash Dividends on Preferred Stock	—	—	(22)	(22)
Balance at March 31, 2025	17,894	$248,611	$200,437	$449,048

Net Income	—	—	10,778	10,778
Dividend Reinvestment & Common Stock Purchase Plan	4	229	—	229
Restricted Stock Award - Net - Employees	18	47	—	47
Restricted Stock Award - Board of Directors	6	366	—	366
Conversion of $7 Preferred Stock to Common Stock	30	262	—	262
At-The-Market Program Common Stock Issuance	64	3,604	—	3,604
Common Stock Issuance Expense	—	(431)	—	(431)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,101)	(6,101)
Cash Dividends on Preferred Stock	—	—	(19)	(19)
Balance at June 30, 2025	18,016	$252,688	$205,095	$457,783

Net Income	—	—	13,958	13,958
Middlesex Water Company Investment Plan	4	235	—	235
Restricted Stock Award - Net - Employees	—	161	—	161
At-The-Market Program Common Stock Issuance	317	16,992	—	16,992
Common Stock Issuance Expense	—	(440)	—	(440)
Cash Dividends on Common Stock ($0.3400 per share)	—	—	(6,125)	(6,125)
Cash Dividends on Preferred Stock	—	—	(18)	(18)
Balance at September 30, 2025	18,337	$269,636	$212,910	$482,546

Balance at January 1, 2026	18,521	$279,148	$214,883	$494,031
Net Income	—	—	10,605	10,605
Dividend Reinvestment & Common Stock Purchase Plan	4	217	—	217
Restricted Stock Award -Net-Employees	3	276	—	276
At-The-Market Program Common Stock Issuance	49	2,662	—	2,662
Common Stock Issuance Expense	—	(60)	—	(60)
Cash Dividends on Common Stock ($0.3600 Per Share)	—	—	(6,667)	(6,667)
Cash Dividends on Preferred Stock	—	—	(18)	(18)
Balance at March 31, 2026	18,577	$282,243	$218,803	$501,046

Net Income	—	—	14,772	14,772
Dividend Reinvestment & Common Stock Purchase Plan	4	218	—	218
Restricted Stock Award - Net - Employees	38	208	—	208
Restricted Stock Award - Board of Directors	8	405	—	405
Conversion of $7 Preferred Stock to Common Stock	—	—	—	—
At-The-Market Program Common Stock Issuance	216	11,327	—	11,327
Common Stock Issuance Expense	—	(158)	—	(158)
Cash Dividends on Common Stock ($0.3600 per share)	—	—	(6,709)	(6,709)
Cash Dividends on Preferred Stock	—	—	(17)	(17)
Balance at June 30, 2026	18,843	$294,243	$226,849	$521,092

Net Income	—	—	18,028	18,028
Dividend Reinvestment & Common Stock Purchase Plan	4	227	—	227
Restricted Stock Award - Net - Employees	—	347	—	347
Conversion of $7 Preferred Stock to Common Stock	28	251	—	251
At-The-Market Program Common Stock Issuance	254	14,581	—	14,581
Common Stock Issuance Expense	—	(68)	—	(68)
Cash Dividends on Common Stock ($0.3600 per share)	—		(6,828)	(6,828)
Cash Dividends on Preferred Stock	—		(13)	(13)
Balance at September 30, 2026	19,129	$309,581	$238,036	$547,617
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
The consolidated notes within the 2025 Annual Report on Form 10-K (the 2025 Form 10-K) are applicable to these financial statements and, in the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (including normal recurring accruals) to fairly state the Company’s financial position as of September 30, 2026, the results of operations for the three and nine month periods ended September 30, 2026 and 2025 and cash flows for the nine month periods ended September 30, 2026 and 2025. Information included in the Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s December 31, 2025 audited financial statements included in the 2025 Form 10-K.
Recent Accounting Guidance
The recently issued accounting standards that have not yet been adopted or recently adopted by the Company as of September 30, 2026 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (ASU) 2024-03 “Disaggregation of Income Statement Expenses” (ASU 2024-03)	The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2027.	Prospective, with retrospective application also permitted.	The Company is evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.
ASU 2025-06 "Internal-Use Software" (ASU 2025-06)	The ASU removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	The ASU is effective for the Company beginning with its annual financial statements for the year ending December 31, 2028.	Prospective, with a modified transition or retrospective application also permitted.	The Company early adopted ASU 2025-06 during the quarter ended June 30, 2026, using the prospective transition approach. There was no material impact to the consolidated financial statements resulting from the adoption of ASU 2025-06.

Note 2 – Rates and Regulatory Matters
Middlesex Rate Matters
In February 2026, the New Jersey Board of Public Utilities (NJBPU) approved the settlement agreement in our general base rate application between Middlesex and Pinelands, NJBPU Staff and the New Jersey Division of Rate Counsel, with new rates effective February 23, 2026. The NJBPU order approved an increase in our annual operating revenues by $14.5 million based on an authorized return on common equity of 9.6% and a common equity ratio of 54.25%. Included in the settlement agreement, Middlesex and Pinelands customers received a one-time bill credit in the first quarter of 2026 totaling $3.3 million for the overcollection of New Jersey Gross Receipts Taxes. In addition, beginning in late February 2026, Middlesex customers are receiving a $3.3 million credit over 12 months from the proceeds of a multi-district litigation (MDL) settlement agreement between Middlesex and manufacturers of Perfluoroalkyl Substances (PFAS) (for further information on the MDL settlement, see MDL Settlement below).
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands for a Resiliency and Environmental System Improvement Charge (RESIC) Foundational Filing for the three-year period ending October 2028. The program allows for the recovery of certain costs of investments that further maintain, enhance, or improve the resiliency, health, safety, or environmental protection for Middlesex and Pinelands customers or broader public health. RESIC activities include compliance with requirements to address existing and emerging chemical elements and compounds, treatment media and related equipment, installation of new plant or equipment, or replacement of existing plant or equipment. Under the RESIC program, Middlesex and Pinelands submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six months to be recovered up to $3.6 million or 2.5% of total annual revenues included in their February 2026 base rate increase. In September 2026, Middlesex filed a petition with the NJBPU requesting $0.8 million of additional annual revenues.
In February 2026, the NJBPU approved the joint petition filed by Middlesex and Pinelands Water for a Distribution System Improvement Charge (DSIC) Foundational Filing for the three-year period ending October 2028. DSIC programs allow for the recovery of investments in qualifying capital improvements to a public utility's water distribution system between rate cases. Under the DSIC program, Middlesex and Pinelands Water submit semi-annual surcharge filings to the NJBPU for qualifying capital investments completed every six months to be recovered up to $7.1 million or 5% of total annual revenues included in their February 2026 base rate increase. In September 2026, Middlesex filed a petition with the NJBPU requesting $1.7 million of additional annual revenues.
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
In November 2025, the NJBPU approved a Middlesex DSIC rate, effective December 1, 2025 that resulted in $0.9 million of annual revenues, which was in addition to the existing $2.3 million of annual revenues from previous DSIC filings. Middlesex's DSIC rate reset to zero in connection with Middlesex's February 2026 base rate increase.
The NJBPU-approved Middlesex Lead Service Line Replacement (LSLR) Plan continues and costs of $0.4 million incurred between January 2025 through June 2025 were recovered between September 2025 and February 2026. Costs of $0.3 million incurred between July 2025 through December 2025 were recovered between March 2026 and August 2026. Costs of $0.5 million incurred between January 2026 through June 2026 are expected to be recovered between September 2026 and February 2027. The LSLR surcharge is required to be reset every six months over the life of the LSLR Plan. Costs for replacing Company-owned lead service lines are recoverable through traditional rate making in connection with general rate case filings.
Tidewater Rate Matters
In June 2026, the Delaware Public Service Commission (DEPSC) approved a Tidewater DSIC rate, effective July 1, 2026, which is expected to result in approximately $0.6 million of semi-annual revenues between July 2026 to December 2026. The previous DEPSC-approved Tidewater DSIC rate resulted in approximately $0.3 million of revenues between January 2026 and June 2026.
In February 2026, the DEPSC approved the March 2026 refund of $1.1 million to Tidewater customers resulting from the proceeds of the MDL settlement agreement between Tidewater and manufacturers of PFAS. In September 2026, Tidewater issued a refund of $0.5 million to its customers resulting from additional proceeds of the MDL settlement agreement. For further information, refer to the MDL Settlement below.
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
MDL Settlement
Multiple Company utility subsidiaries are parties to the aforementioned MDL lawsuit against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. The Company began receiving settlement payments in 2025, which will continue through 2026 and beyond. Through September 30, 2026, the Company has received $9.6 million of settlement payments, $6.0 million of which the Company expects to share with customers in the future (for further information on 2026 customer refunds related to the MDL settlement, see Middlesex Rate Matters and Tidewater Rate Matters above).
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
Common Stock
During the nine months ended September 30, 2026 and 2025, there were 12,199 common shares (approximately $0.7 million) and 12,522 common shares (approximately $0.7 million), respectively, issued under the Middlesex Water Company Investment Plan.
In May 2025, Middlesex entered into an At-the-Market (ATM) Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. As of February 20, 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and nine months ended September 30, 2026, Middlesex issued and sold a total of 253,537 and 518,564 shares of common stock respectively, at a weighted average price of $58.32 and $55.90 per share, respectively, and received $14.6 million and $28.6 million in net proceeds, respectively, under the Equity Sales Agreement. As of September 30, 2026, the Company had $51.0 million of aggregate gross sales remaining under the Equity Sales Agreement.
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
In June 2026, Middlesex closed on a $17.8 million SRF construction loan. The proceeds will be used to fund the replacement of lead service lines under Middlesex's LSLR Plan. Middlesex has drawn down $0.2 million as of September 30, 2026 and the funding requisitions are expected to occur through December 2027.
In June 2026, Tidewater entered into a term loan agreement with CoBank, ACB (CoBank) and borrowed $25.0 million at an interest rate of 6.72%. The loan matures in 2048. Proceeds from the loan were used to repay Tidewater’s outstanding short-term borrowings and for other general corporate purposes.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates on both of these notes were 6.17% with due dates in 2043.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of September 30, 2026 and expects that the requisitions will continue through 2027.
In May 2024, December 2025 and October 2026, Tidewater closed on four Delaware SRF loans totaling $13.9 million, all at interest rates of 2.0% with maturity dates between 2045 through 2047. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $2.1 million on these loans as of September 30, 2026. Each project has its own construction timetable with the last spending set to occur in 2030.
In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shores' obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. Southern Shores has drawn down $0.2 million as of September 30, 2026, and does not expect any further draws.
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

	(In Thousands)
	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FMBs	$122,802	$111,144	$126,172	$120,430
It was not practicable to estimate the fair value on the outstanding long-term debt for which there is no quoted market price and there is not an active trading market. The carrying amount of these instruments was $276.0 million and $259.5 million at September 30, 2026 and December 31, 2025, respectively. Advances for construction have carrying amounts of $27.4 million and $25.5 million at September 30, 2026 and December 31, 2025, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.
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

	(In Thousands Except per Share Amounts)
	Three Months Ended September 30,
	2026		2025
Basic:	Income	Shares	Income	Shares
Net Income	$18,028	19,012	$13,958	18,123
Preferred Dividend	(13)		(18)
Earnings Applicable to Common Stock	$18,015	19,012	$13,940	18,123

Basic EPS	$0.95		$0.77

Diluted:
Earnings Applicable to Common Stock	$18,015	19,012	$13,940	18,123
$7.00 Series Preferred Dividend	2	14	5	31
Adjusted Earnings Applicable to Common Stock	$18,017	19,026	$13,945	18,154

Diluted EPS	$0.95		$0.77

	(In Thousands Except per Share Amounts)
	Nine Months Ended September 30,
	2026		2025
Basic:	Income	Shares	Income	Shares
Net Income	$43,403	18,756	$34,217	17,992
Preferred Dividend	(49)		(59)
Earnings Applicable to Common Stock	$43,354	18,756	$34,158	17,992

Basic EPS	$2.31		$1.90

Diluted:
Earnings Applicable to Common Stock	$43,354	18,756	$34,158	17,992
$7.00 Series Preferred Dividend	11	22	19	31
Adjusted Earnings Applicable to Common Stock	$43,365	18,778	$34,177	18,023

Diluted EPS	$2.31		$1.90
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

	(In Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operation by Segments
Operating Revenues:
Regulated	$57,267	$51,209	$156,507	$138,973
Non – Regulated	3,461	3,305	9,786	9,509
Total Reportable Segments	60,728	54,514	166,293	148,482
Inter-segment Elimination	(523)	(423)	(1,017)	(767)
Consolidated Operating Revenues	$60,205	$54,091	$165,276	$147,715

Operating Expenses
Purchased Water:
Regulated	$2,497	$2,353	$6,572	$6,339
Non – Regulated	—	—		—
Total Reportable Segments	2,497	2,353	6,572	6,339
Inter-segment Elimination	(399)	(303)	(645)	(406)
Consolidated Purchased Water	$2,098	$2,050	$5,927	$5,933

Other Operations and Maintenance Expenses:
Regulated	$20,270	$19,624	$60,671	$56,269
Non – Regulated	2,627	2,184	7,055	6,072
Total Reportable Segments	22,897	21,808	67,726	62,341
Inter-segment Elimination	(124)	(120)	(371)	(361)
Consolidated Other Operations and Maintenance Expenses	$22,773	$21,688	$67,355	$61,980

Other Taxes:
Regulated	$6,136	$5,656	$17,527	$16,283
Non – Regulated	66	$53	208	$177
Consolidated Other Taxes	$6,202	$5,709	$17,735	$16,460

	(In Thousands)
	Three months ended September 30,		Nine months ended September 30,
Operation by Segments (continued)	2026	2025	2026	2025
Depreciation:
Regulated	$6,805	$6,871	$20,454	$19,973
Non – Regulated	60	70	208	198
Consolidated Depreciation	$6,865	$6,941	$20,662	$20,171

Operating Income:
Regulated	$21,684	$16,826	$51,654	$40,470
Non – Regulated	583	877	1,943	2,701
Consolidated Operating Income	$22,267	$17,703	$53,597	$43,171

Other Income:
Regulated	$2,503	$2,002	$7,220	$5,924
Non – Regulated	40	61	83	154
Total Reportable Segments	2,543	2,063	7,303	6,078
Inter-segment Elimination	(142)	(177)	(552)	(496)
Consolidated Other Income, Net	$2,401	$1,886	$6,751	$5,582

Income Taxes:
Regulated	$2,229	$1,116	$4,828	$3,074
Non – Regulated	211	$315	686	$927
Consolidated Income Taxes	$2,440	$1,431	$5,514	$4,001

Net Income:
Regulated	$17,616	$13,335	$42,063	$32,289
Non – Regulated	412	$623	1,340	$1,928
Consolidated Net Income	$18,028	$13,958	$43,403	$34,217

Capital Expenditures:
Regulated	$30,303	$20,785	$83,627	$71,334
Non – Regulated	109	$222	252	$308
Total Capital Expenditures	$30,412	$21,007	$83,879	$71,642

	(In Thousands)
	As of September 30, 2026	As of December 31, 2025
Assets:
Regulated	$1,470,519	$1,377,391
Non – Regulated	8,830	9,076
Total Reportable Segments	1,479,349	1,386,467
Inter-segment Elimination	(21,713)	(20,730)
Consolidated Assets	$1,457,636	$1,365,737

Note 6 – Short-term Borrowings
The Company maintains lines of credit aggregating $180.0 million.

	(In Millions)
	As of September 30, 2026				Line of Credit
	Outstanding	Available	Maximum	Credit Type	Expiration Date
Bank of America	$15.0	$45.0	$60.0	Uncommitted	July 31, 2027
PNC Bank	13.1	86.9	100.0	Committed	January 31, 2029
CoBank	9.0	11.0	20.0	Committed	May 20, 2029
	$37.1	$142.9	$180.0
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
The maturity dates for the Notes Payable as of September 30, 2026 are all three months or less and are extendable at the discretion of the Company.
The interest rates are set for borrowings under the Bank of America and PNC Bank lines of credit using the Secured Overnight Financing Rate (SOFR) plus a credit spread. The interest rate for borrowings under the CoBank line of credit is set weekly using CoBank’s internal cost of funds index that is similar to the SOFR plus a credit spread. There is no requirement for a compensating balance under any of the established lines of credit.
The weighted average interest rate on the outstanding borrowings at September 30, 2026 under these credit lines is 5.07%.
The weighted average daily amounts of borrowings outstanding under these credit lines and the weighted average interest rates on those amounts were as follows:

	(In Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average Daily Amounts Outstanding	$38,231	$61,664	$42,822	$46,205
Weighted Average Interest Rates	4.80%	5.46%	4.78%	5.44%
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
Tidewater contracts with the City of Dover in Delaware to purchase treated water of up to 75.0 million gallons annually.

Purchased water costs are shown below:

	(In Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Treated	$1,191	$1,143	$3,236	$3,242
Untreated	907	907	2,691	2,691
Total Costs	$2,098	$2,050	$5,927	$5,933
Construction – In connection with the Company’s planned capital expenditures, the Company has entered into several contractual construction agreements that in total obligate it to expend an estimated $68.9 million in the future. The actual amount and timing of capital expenditures is dependent on the need for replacement of existing infrastructure, customer growth, residential new home construction and sales, project scheduling, supply chain and continued refinement of project scope and costs.
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
Note 8 – Employee Benefit Plans
Pension Benefits
The Company’s Pension Plan covers all active employees hired prior to April 1, 2007. Employees hired after March 31, 2007 are not eligible to participate in this plan, but can participate in a defined contribution profit sharing plan that provides an annual contribution at the discretion of the Company, based upon a percentage of the participants’ annual paid compensation. For each of the three-month periods ended September 30, 2026 and 2025, the Company did not make cash contributions to the Pension Plan. The Company does not expect to make any Pension Plan cash contributions over the remainder of the current year.
Other Benefits
The Company’s Other Benefits Plan covers substantially all of its current retired employees. Employees hired after March 31, 2007 are not eligible to participate in this plan. Coverage includes healthcare and life insurance. For each of the three-month periods ended September 30, 2026 and 2025, the Company did not make cash contributions to its Other Benefits Plan. The Company does not expect to make any Other Benefits Plan cash contributions over the remainder of the current year.

The following tables set forth information relating to the Company’s periodic costs (benefit) for its employee retirement benefit plans:

	(In Thousands)
	Pension Benefits		Other Benefits

	Three Months Ended September 30,
	2026	2025	2026	2025
Service Cost	$286	$242	$86	$85
Interest Cost	1,209	1,159	441	430
Expected Return on Assets	(1,591)	(1,687)	(1,021)	(928)
Amortization of Unrecognized Losses (Gains)	18	12	(214)	(153)
Net Periodic Benefit*	$(78)	$(274)	$(708)	$(566)

	(In Thousands)
	Pension Benefits		Other Benefits

	Nine Months Ended September 30,
	2026	2025	2026	2025
Service Cost	$857	$725	$257	$255
Interest Cost	3,627	3,476	1,324	1,289
Expected Return on Assets	(4,772)	(5,061)	(3,063)	(2,784)
Amortization of Unrecognized Losses (Gains)	55	37	(642)	(460)
Net Periodic Benefit*	$(233)	$(823)	$(2,124)	$(1,700)
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
The Company’s contracts do not contain any significant financing components.

The Company’s operating revenues are comprised of the following:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Regulated Tariff Sales
Residential	$31,496	$29,149	$84,589	$78,511
Commercial	10,393	9,120	25,997	23,169
Industrial	3,807	3,454	11,455	9,856
Fire Protection	4,184	3,729	12,174	11,449
Wholesale	6,956	5,423	21,549	15,484
Non-Regulated Contract Operations	3,336	3,184	9,414	9,148
Total Revenue from Contracts with Customers	$60,172	$54,059	$165,178	$147,617
Other Regulated Revenues	432	334	744	504
Other Non-Regulated Revenues	124	121	371	361
Inter-segment Elimination	(523)	(423)	(1,017)	(767)
Total Revenue	$60,205	$54,091	$165,276	$147,715
Note 10 – Income Taxes
The statutory Federal tax rate is 21.0% for each of the three and nine months ended September 30, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 8.7% to 9.0% for each of the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate was 12.0% and 11.3% for three and nine months ended September 30, 2026 respectively, compared to 9.3% and 10.5% for the same periods, respectively, in 2025. The Company evaluates and updates the annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Income Taxes for the three and nine months ended September 30, 2026 increased by $1.0 million and $1.5 million, respectively, from the same periods in 2025, primarily due to higher pre-tax income partially offset by higher flow-through benefit from increased estimated annual deductions on repair expenditures on tangible property in Middlesex.
Note 11 - Supplemental Cash Flows Information

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Utility Plant received as Construction Advances and Contributions	$5,461	$7,676
Accrued Payables for Utility Plant	10,722	4,401
Conversion of Preferred Stock into Common Stock	251	283

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash Paid During the Nine Months for:
Interest	11,564	11,070
Interest Capitalized	847	483
Income Taxes	4,472	946
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

The settlement payments received by the Company will ultimately be refunded to customers. Through September 30, 2026, the Company received $9.6 million and anticipates receiving additional settlement payments during the remainder of 2026 from the defendants named above.

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
In September 2026, Middlesex filed RESIC and DSIC petitions with the NJBPU requesting $0.8 million and $1.7 million of additional annual revenues, respectively.
In January 2026, the NJBPU approved the merger of Pinelands into Middlesex through a corporate reorganization, which was completed April 1, 2026.
Tidewater - In October 2026, the DEPSC approved a joint application by Tidewater and Mount Pleasant MHP, LLC (Mount Pleasant) regarding Tidewater’s purchase of all of the rights, title, and interest in the water utility assets of Mount Pleasant for $25 thousand. Mount Pleasant serves 39 customers in New Castle County, Delaware. Closing on this purchase is expected by December 2026.
In June 2026, the DEPSC approved Tidewater’s DSIC rate, effective July 1, 2026. Tidewater is expected to recover approximately $0.6 million of semi-annual revenues from July 2026 to December 2026.
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

Results of Operations – Three months ended September 30, 2026

	(In Thousands)
	Three Months Ended September 30,
	2026			2025
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$56,869	$3,336	$60,205	$50,907	$3,184	$54,091
Operations and Maintenance Expense	22,244	2,627	24,871	21,554	2,184	23,738
Depreciation	6,805	60	6,865	6,871	70	6,941
Other Taxes	6,136	66	6,202	5,656	53	5,709
Operating Income	$21,684	$583	$22,267	$16,826	$877	$17,703

Other Income, net	2,361	40	2,401	1,825	61	1,886
Interest Charges	4,200	—	4,200	4,200	—	4,200
Income Taxes	2,229	211	2,440	1,116	315	1,431
Net Income	$17,616	$412	$18,028	$13,335	$623	$13,958
Operating Revenues
Operating revenues for the three months ended September 30, 2026 increased $6.1 million from the same period in 2025 due to the following factors:
•Middlesex revenues increased $4.7 million due to increased wholesale demand, customer consumption and base rate increases effective February 23, 2026 (see Note 2, Rates and Regulatory Matters);
•Tidewater revenues increased $1.2 million due to increased customer consumption, customer growth and rate increases (see Note 2, Rates and Regulatory Matters); and
•Non-regulated revenues increased $0.2 million, primarily due to higher supplemental contract services.

Operations and Maintenance Expense
Operations and Maintenance Expense for the three months ended September 30, 2026 increased $1.1 million from the same period in 2025 primarily due to increases in variable production costs from higher customer demand and employee related costs, partially offset by higher capitalizable costs.
Depreciation
Depreciation expense for the three months ended September 30, 2026 decreased $0.1 million from the same period in 2025 due to the implementation of depreciation rates from the study approved by the NJBPU partially offset by higher average utility plant in service.
Other Taxes
Other Taxes for the three months ended September 30, 2026 increased $0.5 million from the same period in 2025 due to higher gross receipts taxes on higher revenues in our Middlesex System.
Other Income, net
Other Income, net for the three months ended September 30, 2026 increased $0.5 million from the same period in 2025 due to higher Allowance for Funds Used During Construction (AFUDC) from increased capital expenditures.

Interest Charges
Interest Charges for the three months ended September 30, 2026 were consistent with the same period in 2025 primarily due to higher average debt outstanding offset by lower interest rates.
Income Taxes
Income Taxes for the three months ended September 30, 2026 increased by $1.0 million from the same period in 2025, primarily due to higher pre-tax income partially offset by higher flow-through benefit from increased estimated annual deductions on repair expenditures on tangible property in the Middlesex System. Income tax benefits from the deduction of repair expenditures on tangible property in the Middlesex System are recognized immediately as a reduction to income tax expense in accordance with a previously issued NJBPU order.
Results of Operations – Nine months ended September 30, 2026

	(In Thousands)
	Nine Months Ended September 30,
	2026			2025
	Regulated	Non- Regulated	Total	Regulated	Non- Regulated	Total
Operating Revenues	$155,862	$9,414	$165,276	$138,567	$9,148	$147,715
Operations and Maintenance Expense	66,227	7,055	73,282	61,841	6,072	67,913
Depreciation	20,454	208	20,662	19,973	198	20,171
Other Taxes	17,527	208	17,735	16,283	177	16,460
Operating Income	$51,654	$1,943	$53,597	$40,470	$2,701	$43,171

Other Income, net	6,668	83	6,751	5,428	154	5,582
Interest Charges	11,431	—	11,431	10,535	—	10,535
Income Taxes	4,828	686	5,514	3,074	927	4,001
Net Income	$42,063	$1,340	$43,403	$32,289	$1,928	$34,217
Operating Revenues
Operating revenues for the nine months ended September 30, 2026 increased $17.6 million from the same period in 2025 due to the following factors:
•Middlesex revenues increased $13.5 million due to increased wholesale demand, customer consumption and base rate increases effective February 23, 2026 (see Note 2, Rates and Regulatory Matters);
•Tidewater revenues increased $3.8 million due to increased customer consumption, customer growth, and rate increases (see Note 2, Rates and Regulatory Matters); and
•Non-regulated revenues increased $0.3 million, primarily due to higher supplemental contract services.

Operations and Maintenance Expense
Operations and Maintenance Expense for the nine months ended September 30, 2026 increased $5.4 million from the same period in 2025 primarily due to increases in allowance for credit loss reserve, employee related costs and variable production costs from higher customer demand, partially offset by higher capitalizable costs.
Depreciation
Depreciation expense for the nine months ended September 30, 2026 increased $0.5 million from the same period in 2025 due to higher average utility plant in service, partially offset by the implementation of depreciation rates from the study approved by the NJBPU.

Other Taxes
Other Taxes for the nine months ended September 30, 2026 increased $1.3 million from the same period in 2025 due to higher gross receipts taxes on higher revenue in our Middlesex System.
Other Income, net
Other Income, net for the nine months ended September 30, 2026 increased $1.2 million from the same period in 2025 due to higher AFUDC from increased capital expenditures.
Interest Charges
Interest Charges for the nine months ended September 30, 2026 increased $0.9 million from the same period in 2025 due to higher average debt outstanding.
Income Taxes
Income Taxes for the nine months ended September 30, 2026 increased by $1.5 million from the same period in 2025, primarily due to higher pre-tax income partially offset by higher flow-through benefit from increased estimated annual deductions on repair expenditures on tangible property in the Middlesex System. Income tax benefits from the deduction of repair expenditures on tangible property in the Middlesex System are recognized immediately as a reduction to income tax expense in accordance with a previously issued NJBPU order.
Liquidity and Capital Resources
Operating Cash Flows
Cash flows from operations are largely based on four factors: weather, adequate and timely rate increases, effective cost management and customer growth. The effect of those factors on net income is discussed in Results of Operations above.
For the nine months ended September 30, 2026, cash flows from operating activities increased $6.9 million to $51.0 million. The increase in cash flows from operating activities primarily resulted from the impact of Middlesex’s and Tidewater's approved base rate increases effective February 2026 and July 2025, respectively, and lower vendor payments offset by higher income tax payments.
Investing Cash Flows
For the nine months ended September 30, 2026, cash flows used in investing activities increased $7.8 million to $84.0 million due to increased utility plant expenditures offset by lower expenditures on tuck-in acquisitions.
For further discussion on the Company’s future capital expenditures and expected funding sources, see Capital Expenditures and Commitments below.
Financing Cash Flows
For the nine months ended September 30, 2026, cash flows from financing activities decreased $1.0 million to $31.9 million. The decrease in cash flows provided by financing activities is due to higher long-term debt repayments and lower short-term debt borrowings offset by higher long-term-debt borrowings and higher proceeds from the issuance of common stock under Middlesex’s At-the-Market (ATM) equity offering program (for further information on Middlesex’s ATM equity offering program, see below under Capital Expenditures and Commitments).
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
In June 2026, Middlesex closed on a $17.8 million SRF construction loan. The proceeds will be used to fund the replacement of lead service lines under Middlesex's Lead Service Line Replacement Plan. Middlesex has drawn down $0.2 million as of September 30, 2026 and the funding requisitions are expected to occur through December 2027.
In June 2026, Tidewater entered into a term loan agreement with CoBank, ACB and borrowed $25.0 million at an interest rate of 6.72%. The loan matures in 2048. Proceeds from the loan were used to repay Tidewater’s outstanding short-term borrowings and for other general corporate purposes.
In February 2026, Pinelands Water and Pinelands Wastewater repaid in full $3.7 million and $3.4 million, respectively, of their amortizing secured notes. The interest rates on both of these notes were 6.17% with due dates in 2043.
In December 2025, Southern Shores closed on a $0.4 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2045. This loan is for costs associated with Southern Shores' obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines in its service area. Southern Shores has drawn down $0.2 million as of September 30, 2026, and does not expect any further draws.
In September 2024, Tidewater closed on a $2.2 million Delaware SRF loan with a 0.0% interest rate with a maturity date in 2044. This loan is for costs associated with Tidewater’s obligation, as required by federal law and Delaware regulations, to identify and inventory lead service lines throughout Tidewater’s service area. Tidewater has drawn down $1.8 million as of September 30, 2026 and expects that the requisitions will continue through 2027.
In May 2024, December 2025 and October 2026, Tidewater closed on four Delaware SRF loans totaling $13.9 million, all at interest rates of 2% with maturity dates in 2045. These loans are for the construction, relocation, improvement, and/or interconnection of transmission mains and construction of a water treatment facility. Tidewater has drawn down $2.1 million on these loans as of September 30, 2026. Each project has its own construction timetable with the last spending set to occur in 2030.
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
In May 2025, Middlesex entered into an ATM Equity Offering Sales Agreement (Equity Sales Agreement) with BofA Securities, Inc., Robert W. Baird & Co. Incorporated, and Janney Montgomery Scott (Janney), pursuant to which Middlesex may offer and sell shares of its common stock, no par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $110.0 million. In February 2026, the Equity Sales Agreement was amended, replacing Janney with Huntington Securities, Inc. as a sales agent. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, to fund our capital expenditures, to purchase and maintain plant equipment, as well as for other general corporate purposes. For the three and nine months ended September 30, 2026, Middlesex issued and sold a total of 253,537 and 518,564 shares of common stock respectively, at a weighted average price of $58.32 and $55.90 per share, respectively, and received $14.6 million and $28.6 million in net proceeds, respectively, under the Equity Sales Agreement. As of September 30, 2026, the Company had $51.0 million of aggregate gross sales remaining under the Equity Sales Agreement.
Recent Accounting Pronouncements – See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and guidance.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
We are exposed to market risk associated with changes in interest rates and commodity prices. The Company is subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt. The Company’s interest rate risk related to existing fixed rate, long-term debt is not material due to the term of the majority of our First Mortgage Bonds, which have final maturity dates ranging from 2028 to 2059. Over the next twelve months, approximately $7.4 million of existing long-term debt instruments will mature. Applying a hypothetical change in the rate of interest charged by 10% on those borrowings would not have a material effect on our earnings. Fixed rate long-term debt and variable rate short-term debt agreements were not entered into for trading purposes.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
(a)None.
(b)None.
(c)Insider Trading Arrangements and Policies - During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.24(g)
Amendment No. 6 ($60,000,000) to Uncommitted Loan Agreement, dated July 24, 2026, between the Company, Tidewater Utilities, Inc., White Marsh Environmental Systems, Inc., Middlesex Water Maryland, Inc; Utility Service Affiliates, Inc., Utility Service Affiliates (Perth Amboy) Inc. and Bank of America, N.A., filed as Exhibit 10.24(g) of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026

10.57(a)
Financing Agreement (Supplemental Kendale Road Interconnection Project), dated October 6, 2026, between the Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health and Social Services, Division of Public Health and Tidewater Utilities, Inc.

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
Date: October 29, 2026